Form 10-Q
period 2017-02-26
CONAGRA BRANDS INC.
filed 2017-04-04
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 26, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of issuer’s common stock, as of February 26, 2017, was 425,501,586.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Conagra Brands, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in millions except per share amounts)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 26, 2017	February 28, 2016	February 26, 2017	February 28, 2016
Net sales	$1,981.2	$2,199.3	$5,965.2	$6,611.1
Costs and expenses:
Cost of goods sold	1,360.2	1,579.5	4,152.1	4,762.0
Selling, general and administrative expenses	349.7	447.0	999.3	1,293.0
Interest expense, net	45.7	76.4	158.0	235.7
Income from continuing operations before income taxes and equity method investment earnings	225.6	96.4	655.8	320.4
Income tax expense	67.9	33.6	315.5	126.0
Equity method investment earnings	21.8	8.6	52.1	50.7
Income from continuing operations	179.5	71.4	392.4	245.1
Income (loss) from discontinued operations, net of tax	0.7	134.9	103.7	(1,031.9)
Net income (loss)	$180.2	$206.3	$496.1	$(786.8)
Less: Net income attributable to noncontrolling interests	0.5	1.7	8.1	7.8
Net income (loss) attributable to Conagra Brands, Inc.	$179.7	$204.6	$488.0	$(794.6)
Earnings (loss) per share — basic
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$0.41	$0.16	$0.90	$0.56
Income (loss) from discontinued operations attributable to Conagra Brands, Inc. common stockholders	0.01	0.30	0.22	(2.40)
Net income (loss) attributable to Conagra Brands, Inc. common stockholders	$0.42	$0.46	$1.12	$(1.84)
Earnings (loss) per share — diluted
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$0.41	$0.16	$0.89	$0.56
Income (loss) from discontinued operations attributable to Conagra Brands, Inc. common stockholders	—	0.30	0.22	(2.39)
Net income (loss) attributable to Conagra Brands, Inc. common stockholders	$0.41	$0.46	$1.11	$(1.83)
Cash dividends declared per common share	$0.20	$0.25	$0.70	$0.75
See notes to the condensed consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in millions)
(unaudited)

	Thirteen weeks ended
	February 26, 2017			February 28, 2016
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income	$245.5	$(65.3)	$180.2	$318.2	$(111.9)	$206.3
Other comprehensive income:
Derivative adjustments:
Unrealized derivative adjustments	4.1	(1.6)	2.5	—	—	—
Reclassification for derivative adjustments included in net income	(0.2)	0.1	(0.1)	(2.1)	0.8	(1.3)
Unrealized gains (losses) on available-for-sale securities	0.2	(0.1)	0.1	(0.1)	—	(0.1)
Currency translation gains (losses):
Unrealized currency translation gains (losses)	15.7	—	15.7	(18.0)	—	(18.0)
Reclassification for currency translation losses included in net income	—	—	—	73.4	—	73.4
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	62.2	(23.8)	38.4	0.4	(0.1)	0.3
Reclassification for pension and post-employment benefit obligations included in net income	13.0	(5.0)	8.0	(10.9)	3.4	(7.5)
Comprehensive income	340.5	(95.7)	244.8	360.9	(107.8)	253.1
Comprehensive income attributable to noncontrolling interests	3.0	(0.3)	2.7	(0.3)	(0.2)	(0.5)
Comprehensive income attributable to Conagra Brands, Inc.	$337.5	$(95.4)	$242.1	$361.2	$(107.6)	$253.6

	Thirty-nine weeks ended
	February 26, 2017			February 28, 2016
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income (loss)	$896.7	$(400.6)	$496.1	$(973.1)	$186.3	$(786.8)
Other comprehensive income (loss):
Derivative adjustments:
Unrealized derivative adjustments	(1.7)	0.6	(1.1)	—	—	—
Reclassification for derivative adjustments included in net income	(0.2)	0.1	(0.1)	(2.1)	0.8	(1.3)
Unrealized gains on available-for-sale securities	0.6	(0.2)	0.4	—	—	—
Currency translation losses:
Unrealized currency translation losses	(10.3)	0.2	(10.1)	(74.0)	—	(74.0)
Reclassification for currency translation losses included in net income	—	—	—	73.4	—	73.4
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	126.9	(49.3)	77.6	7.1	(1.8)	5.3
Reclassification for pension and post-employment benefit obligations included in net income	11.2	(4.3)	6.9	(13.5)	4.4	(9.1)
Comprehensive income (loss)	1,023.2	(453.5)	569.7	(982.2)	189.7	(792.5)
Comprehensive income attributable to noncontrolling interests	9.0	(0.5)	8.5	2.3	(0.7)	1.6
Comprehensive income (loss) attributable to Conagra Brands, Inc.	$1,014.2	$(453.0)	$561.2	$(984.5)	$190.4	$(794.1)

See notes to the condensed consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions except share data)
(unaudited)

	February 26, 2017	May 29, 2016
ASSETS
Current assets
Cash and cash equivalents	$683.6	$798.1
Receivables, less allowance for doubtful accounts of $3.7 and $3.2	601.4	650.1
Inventories	1,046.4	1,083.2
Prepaid expenses and other current assets	207.7	148.6
Current assets of discontinued operations	—	779.7
Current assets held for sale	—	117.0
Total current assets	2,539.1	3,576.7
Property, plant and equipment	4,268.1	4,213.3
Less accumulated depreciation	(2,612.3)	(2,511.7)
Property, plant and equipment, net	1,655.8	1,701.6
Goodwill	4,251.7	4,396.2
Brands, trademarks and other intangibles, net	1,253.1	1,237.2
Other assets	797.6	905.5
Noncurrent assets of discontinued operations	—	1,339.3
Noncurrent assets held for sale	1.7	234.1
	$10,499.0	$13,390.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$3.7	$13.9
Current installments of long-term debt	128.8	559.4
Accounts payable	690.1	706.7
Accrued payroll	148.4	220.8
Other accrued liabilities	593.9	567.7
Current liabilities of discontinued operations	—	409.2
Current liabilities held for sale	—	54.7
Total current liabilities	1,564.9	2,532.4
Senior long-term debt, excluding current installments	2,645.8	4,685.5
Subordinated debt	195.9	195.9
Other noncurrent liabilities	1,788.2	1,875.7
Noncurrent liabilities of discontinued operations	—	304.8
Noncurrent liabilities held for sale	—	1.5
Total liabilities	6,194.8	9,595.8
Commitments and contingencies (Note 13)
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,907,172	2,839.7	2,839.7
Additional paid-in capital	1,165.3	1,136.3
Retained earnings	4,171.0	3,218.3
Accumulated other comprehensive loss	(271.3)	(344.5)
Less treasury stock, at cost, 142,405,586 and 129,842,206 common shares	(3,683.4)	(3,136.2)
Total Conagra Brands, Inc. common stockholders' equity	4,221.3	3,713.6
Noncontrolling interests	82.9	81.2
Total stockholders' equity	4,304.2	3,794.8
	$10,499.0	$13,390.6
See notes to the condensed consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Thirty-nine weeks ended
	February 26, 2017	February 28, 2016
Cash flows from operating activities:
Net income (loss)	$496.1	$(786.8)
Income (loss) from discontinued operations	103.7	(1,031.9)
Income from continuing operations	392.4	245.1
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	199.8	210.6
Asset impairment charges	221.9	8.4
Gain on divestitures	(197.4)	—
Loss on extinguishment of debt	93.3	23.9
Lease cancellation expense	—	55.6
Earnings of affiliates in excess of distributions	(21.6)	(10.3)
Share-based payments expense	28.1	29.5
Contributions to pension plans	(9.8)	(9.3)
Pension expense (benefit)	(16.2)	13.8
Other items	25.5	25.3
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Accounts receivable	49.5	(99.3)
Inventory	35.0	(65.1)
Deferred income taxes and income taxes payable, net	135.6	(160.0)
Prepaid expenses and other current assets	8.2	8.2
Accounts payable	13.3	(104.6)
Accrued payroll	(71.5)	24.2
Other accrued liabilities	(82.6)	78.3
Net cash flows from operating activities — continuing operations	803.5	274.3
Net cash flows from operating activities — discontinued operations	43.0	464.3
Net cash flows from operating activities	846.5	738.6
Cash flows from investing activities:
Additions to property, plant and equipment	(158.5)	(171.1)
Sale of property, plant and equipment	12.5	19.4
Proceeds from divestitures	489.0	—
Purchase of business and intangible assets	(108.1)	(10.4)
Other items	—	0.3
Net cash flows from investing activities — continuing operations	234.9	(161.8)
Net cash flows from investing activities — discontinued operations	(123.7)	2,418.2
Net cash flows from investing activities	111.2	2,256.4
Cash flows from financing activities:
Net short-term borrowings	(10.1)	10.5
Repayment of long-term debt	(1,062.3)	(2,519.9)
Payment of intangible asset financing arrangement	(14.9)	—
Repurchase of Conagra Brands, Inc. common shares	(594.6)	—
Cash dividends paid	(328.9)	(323.5)
Exercise of stock options and issuance of other stock awards	66.6	164.6
Other Items	(1.9)	—
Net cash flows from financing activities — continuing operations	(1,946.1)	(2,668.3)
Net cash flows from financing activities — discontinued operations	839.1	(4.7)
Net cash flows from financing activities	(1,107.0)	(2,673.0)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	(2.5)
Net change in cash and cash equivalents	(150.9)	319.5
Discontinued operations cash activity included above:
Add: Cash balance included in assets held for sale and discontinued operations at beginning of period	36.4	49.0
Less: Cash balance included in assets held for sale and discontinued operations at end of period	—	36.6
Cash and cash equivalents at beginning of period	798.1	134.1
Cash and cash equivalents at end of period	$683.6	$466.0
See notes to the condensed consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine weeks ended February 26, 2017 and February 28, 2016
(columnar dollars in millions except per share amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. The adjustments are of a normal recurring nature, except as otherwise noted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Conagra Brands, Inc. (formerly ConAgra Foods, Inc., the “Company”, “we”, “us”, or “our”) Annual Report on Form 10-K for the fiscal year ended May 29, 2016.
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

On November 9, 2016, the Company completed the previously announced spinoff (the "Spinoff") of Lamb Weston Holdings, Inc. (“Lamb Weston”) through a distribution of 100% of the Company’s interest in Lamb Weston to holders of shares of the Company’s common stock as of November 1, 2016. In accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), the financial position and results of operations of the Lamb Weston operations are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented (see Note 3 for additional discussion).
Comprehensive Income — Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and changes in prior service cost and net actuarial gains (losses) from pension (for amounts not in excess of the 10% corridor) and post-retirement health care plans. We generally deem our foreign investments to be essentially permanent in nature, and we do not provide for taxes on currency translation adjustments arising from converting the investment denominated in a foreign currency to U.S. dollars. When we determine that a foreign investment, as well as undistributed earnings, are no longer permanent in nature, estimated taxes will be provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments.

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) into operations:

	Thirteen weeks ended		Affected Line Item in the Condensed Consolidated Statement of Operations
	February 26, 2017	February 28, 2016
Net derivative adjustment, net of tax:
Cash flow hedges	$(0.2)	$(2.1)	Interest expense, net
	(0.2)	(2.1)	Total before tax
	0.1	0.8	Income tax expense
	$(0.1)	$(1.3)	Net of tax
Pension and postretirement liabilities:
Net prior service benefit	$(0.9)	$(1.2)	Selling, general and administrative expenses
Divestiture of Private Brands	—	(4.3)	Income (loss) from discontinued operations, net of tax
Pension settlement of equity method investment	—	(5.4)	Equity method investment earnings
Pension settlement	13.8	—	Selling, general and administrative expenses
Net actuarial loss	0.1	—	Selling, general and administrative expenses
	13.0	(10.9)	Total before tax
	(5.0)	3.4	Income tax expense
	$8.0	$(7.5)	Net of tax
Currency translation losses	$—	$73.4	Income (loss) from discontinued operations, net of tax
	—	73.4	Total before tax
	—	—	Income tax expense
	$—	$73.4	Net of tax

	Thirty-nine weeks ended		Affected Line Item in the Condensed Consolidated Statement of Operations
	February 26, 2017	February 28, 2016
Net derivative adjustment, net of tax:
Cash flow hedges	$(0.2)	$(2.1)	Interest expense, net
	(0.2)	(2.1)	Total before tax
	0.1	0.8	Income tax expense
	$(0.1)	$(1.3)	Net of tax
Pension and postretirement liabilities:
Net prior service benefit	$(2.9)	$(3.8)	Selling, general and administrative expenses
Divestiture of Private Brands	—	(4.3)	Income (loss) from discontinued operations, net of tax
Pension settlement of equity method investment	—	(5.4)	Equity method investment earnings
Pension settlement	13.8	—	Selling, general and administrative expenses
Net actuarial loss	0.3	—	Selling, general and administrative expenses
	11.2	(13.5)	Total before tax
	(4.3)	4.4	Income tax expense
	$6.9	$(9.1)	Net of tax
Currency translation losses	$—	$73.4	Income (loss) from discontinued operations, net of tax
	—	73.4	Total before tax
	—	—	Income tax expense
	$—	$73.4	Net of tax

Cash and cash equivalents — Cash and all highly liquid investments with an original maturity of three months or less at the date of acquisition, including short-term time deposits and government agency and corporate obligations, are classified as cash and cash equivalents.
As part of the consideration for the Spinoff, we received a cash payment from Lamb Weston in the amount of $823.5 million. In order to maintain the tax-free nature of the Spinoff, we were required to use the cash within twelve months of receiving the payment and to only use it in one or more of the following ways: to pay dividends on shares of our common stock, to repay debt incurred prior to July 8, 2016, and to repurchase shares of our common stock. As of February 26, 2017, all such cash proceeds had been deployed to repay debt and repurchase shares of our common stock.
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
Accounting Changes — In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for income taxes, among other changes, related to stock-based compensation. We elected to early adopt this ASU as of the beginning of fiscal 2017. Starting in the first quarter of fiscal 2017, we recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete event. An income tax benefit of approximately $3.5 million and $17.5 million was recognized in the third quarter and first three quarters of fiscal 2017, respectively, as a result of the adoption of ASU 2016-09. The treatment of forfeitures has changed as we have elected to discontinue our past process of estimating the number of forfeitures and now account for forfeitures as they occur. As such, this had a cumulative effect on retained earnings of $3.9 million, net of tax. We have elected to present the cash flow statement on a retrospective transition method and prior periods have been adjusted to present the excess tax benefits as part of cash flows from operating activities. This resulted in an increase in cash flows from operating activities and a decrease in cash flows from financing activities of $43.5 million in the first three quarters of fiscal 2016.
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
In February 2016, the FASB issued its final lease accounting standard, FASB Accounting Standard Codification (“ASC”) Topic 842, Leases, which requires lessees to reflect most leases on their balance sheet as assets and obligations. The effective date for the standard is for fiscal years beginning after December 15, 2018. Early adoption is permitted. We are evaluating the effect that ASC 842 will have on our consolidated financial statements and related disclosures. The standard is to be applied under the modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented.
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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The updated guidance required a prospective adoption. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of our pending adoption of this standard on our consolidated financial statements.

2. ACQUISITIONS
In September 2016, we acquired the operating assets of Frontera Foods, Inc. and Red Fork LLC, including the Frontera®, Red Fork®, and Salpica® brands. These businesses make authentic, gourmet Mexican food products and contemporary American cooking sauces. We acquired the businesses for $108.1 million in cash, net of cash acquired. Approximately $38.7 million has been classified as goodwill and $66.7 million has been classified as other intangible assets pending determination of the final purchase price allocation. The amount allocated to goodwill is deductible for tax purposes. These businesses are included in the Grocery & Snacks segment.
In March 2017, subsequent to the end of the third quarter of fiscal 2017, we entered into a definitive agreement to acquire protein-based snacking businesses Thanasi Foods LLC, maker of Duke’s® meat snacks, and BIGS LLC, maker of BIGS® seeds. The transaction is subject to customary closing conditions, including the receipt of any applicable regulatory approvals, and is expected to close in the next few months.

3. DISCONTINUED OPERATIONS AND OTHER DIVESTITURES
Lamb Weston Spinoff
On November 9, 2016, we completed the Spinoff of our Lamb Weston business. As of such date, we did not beneficially own any equity interest in Lamb Weston and no longer consolidated Lamb Weston into our financial results. We reflected the results of this business as discontinued operations for all periods presented. The assets and liabilities of the Lamb Weston business have been reclassified as assets and liabilities of discontinued operations within our Condensed Consolidated Balance Sheets for the period presented prior to the Spinoff.
The summary comparative financial results of the Lamb Weston business through the date of the Spinoff, included within discontinued operations, were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 26, 2017	February 28, 2016	February 26, 2017	February 28, 2016
Net sales	$—	$723.8	$1,407.9	$2,200.9
Income (loss) from discontinued operations before income taxes and equity method investment earnings	$(0.8)	$137.5	$174.3	$353.0
Income (loss) before income taxes and equity method investment earnings	(0.8)	137.5	174.3	353.0
Income tax expense (benefit)	(0.6)	57.3	88.0	133.3
Equity method investment earnings	—	36.1	15.9	56.3
Income (loss) from discontinued operations, net of tax	(0.2)	116.3	102.2	276.0
Less: Net income attributable to noncontrolling interests	—	1.3	6.8	6.5
Net income (loss) from discontinued operations attributable to Conagra Brands, Inc.	$(0.2)	$115.0	$95.4	$269.5
For the third quarter and first three quarters of fiscal 2017, we incurred $0.8 million and $72.8 million, respectively, of expenses in connection with the Spinoff primarily related to professional fees and contract services associated with preparation of regulatory filings and separation activities. These expenses are reflected in income from discontinued operations.

The assets and liabilities classified as assets and liabilities of discontinued operations in our Condensed Consolidated Balance Sheets related to the Lamb Weston business were as follows:

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
In connection with the Spinoff, total assets of $2.28 billion and total liabilities of $2.98 billion (including debt of $2.46 billion) were transferred to Lamb Weston. As part of the consideration for the Spinoff, the Company received a cash payment from Lamb Weston in the amount of $823.5 million. See Note 5 for discussion of the debt-for-debt exchange related to the Spinoff.
Private Brands Operations
On February 1, 2016, pursuant to the Stock Purchase Agreement, dated as of November 1, 2015, we completed the disposition of our Private Brands operations to TreeHouse Foods, Inc. for $2.6 billion in cash on a debt-free basis.
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
The summary comparative financial results of the Private Brands business, included within discontinued operations, were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 26, 2017	February 28, 2016	February 26, 2017	February 28, 2016
Net sales	$—	$634.0	$(0.9)	$2,484.7
Loss on sale of businesses	$(4.1)	$—	$(3.1)	$—
Goodwill and long-lived asset impairment charges	—	(22.5)	—	(1,921.1)
Income from operations of discontinued operations before income taxes and equity method investment earnings	3.0	61.9	1.7	167.6
Income (loss) before income taxes	(1.1)	39.4	(1.4)	(1,753.5)
Income tax expense (benefit)	(2.0)	20.8	(2.9)	(445.6)
Income (loss) from discontinued operations, net of tax	$0.9	$18.6	$1.5	$(1,307.9)

Other Divestitures
During the first quarter of fiscal 2017, we completed the sales of our Spicetec Flavors & Seasonings business (“Spicetec”) and our JM Swank business, each of which was part of our Commercial segment, for $329.7 million and $159.3 million, respectively, in cash, net of cash included in the dispositions. We recognized pre-tax gains from the sales of $144.8 million and $52.6 million, respectively. The assets and liabilities of these businesses have been reclassified as assets and liabilities held for sale within our Condensed Consolidated Balance Sheets for the period presented prior to the divestiture.
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
In addition, we are actively marketing certain other long-lived assets. These assets have been reclassified as assets held for sale within our Condensed Consolidated Balance Sheets for all periods presented. The balance of these noncurrent assets classified as held for sale was $1.7 million in our Corporate segment at February 26, 2017 and $6.8 million and $4.7 million in our Corporate and Grocery & Snacks segments at May 29, 2016, respectively.

4. RESTRUCTURING ACTIVITIES
Supply Chain and Administrative Efficiency Plan
We previously announced a plan for the integration and restructuring of the operations of Ralcorp Holdings, Inc. (“Ralcorp”), optimization of the entire Company’s supply chain network, manufacturing assets, and dry distribution and mixing centers, and improvement of selling, general and administrative effectiveness and efficiencies, which we refer to as the Supply Chain and Administrative Efficiency Plan (the “SCAE Plan”). The SCAE Plan also includes plans announced in the second quarter of fiscal 2016 to realize efficiency benefits through a combination of reductions in selling, general and administrative expenses and enhancements to trade spend processes and tools. Although the divestiture of the Private Brands business was completed in the third quarter of fiscal 2016, resulting in the sale of substantially all the Ralcorp operations, we will continue to implement the SCAE Plan, including work related to optimizing our supply chain network, the pursuit of cost reductions through our selling, general and administrative functions, enhancements to trade spend processes and tools, and productivity improvements.
Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions initiated through the end of the third quarter of fiscal 2017, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of February 26, 2017, our Board of Directors has approved the incurrence of up to $880.5 million of expenses in connection with the SCAE Plan, including expenses allocated for the Private Brands and Lamb Weston operations. We have incurred or expect to incur approximately $442.6 million of charges ($299.9 million of cash charges and $142.7 million of non-cash charges) for actions identified to date under the SCAE Plan related to our continuing operations. In the third quarter and first three quarters of fiscal 2017, we recognized charges of $13.7 million and $47.6 million, respectively, in relation to the SCAE Plan related to our continuing operations. In the third quarter and first three quarters of fiscal 2016 we recognized charges of $109.1 million and $259.5 million, respectively, in relation to the SCAE Plan related to our continuing operations. We expect to incur costs related to the SCAE Plan over a multi-year period.

We anticipate that we will recognize the following pre-tax expenses in association with the SCAE Plan related to our continuing operations (amounts include charges recognized from plan inception through the first three quarters of fiscal 2017):

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Corporate	Total
Multi-employer pension costs	$31.7	$1.5	$—	$—	$—	$33.2
Accelerated depreciation	36.6	18.6	—	—	1.2	56.4
Other cost of goods sold	5.5	2.1	—	—	—	7.6
Total cost of goods sold	73.8	22.2	—	—	1.2	97.2
Severance and related costs, net	22.3	10.3	2.4	7.9	103.8	146.7
Fixed asset impairment (net of gains on disposal)	8.7	6.8	—	—	4.1	19.6
Accelerated depreciation	—	—	—	—	4.1	4.1
Contract/lease cancellation expenses	0.9	0.6	—	—	72.3	73.8
Consulting/professional fees	0.6	0.4	0.1	—	53.0	54.1
Other selling, general and administrative expenses	13.6	3.5	—	—	30.0	47.1
Total selling, general and administrative expenses	46.1	21.6	2.5	7.9	267.3	345.4
Consolidated total	$119.9	$43.8	$2.5	$7.9	$268.5	$442.6
During the third quarter of fiscal 2017, we recognized the following pre-tax expenses for the SCAE Plan related to our continuing operations:

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Multi-employer pension costs	$2.0	$—	$—	$—	$2.0
Accelerated depreciation	2.3	—	—	—	2.3
Other cost of goods sold	0.4	—	—	—	0.4
Total cost of goods sold	4.7	—	—	—	4.7
Severance and related costs, net	0.6	—	(0.3)	3.7	4.0
Fixed asset impairment (net of gains on disposal)	1.8	(1.4)	—	0.2	0.6
Accelerated depreciation	—	—	—	0.3	0.3
Contract/lease cancellation expenses	—	0.1	—	1.1	1.2
Other selling, general and administrative expenses	2.0	0.2	—	0.7	2.9
Total selling, general and administrative expenses	4.4	(1.1)	(0.3)	6.0	9.0
Consolidated total	$9.1	$(1.1)	$(0.3)	$6.0	$13.7
Included in the above table are $10.3 million of charges that have resulted or will result in cash outflows and $3.4 million in non-cash charges.

During the first three quarters of fiscal 2017, we recognized the following pre-tax expenses for the SCAE Plan related to our continuing operations:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Corporate	Total
Multi-employer pension costs	$2.0	$—	$—	$—	$—	$2.0
Accelerated depreciation	6.0	1.2	—	—	—	7.2
Other cost of goods sold	2.3	0.2	—	—	—	2.5
Total cost of goods sold	10.3	1.4	—	—	—	11.7
Severance and related costs, net	1.2	(0.2)	0.2	1.8	5.8	8.8
Fixed asset impairment (net of gains on disposal)	(0.3)	3.2	—	—	3.1	6.0
Accelerated depreciation	—	—	—	—	0.8	0.8
Contract/lease cancellation expenses	—	0.1	0.1	—	8.5	8.7
Consulting/professional fees	—	—	—	—	0.3	0.3
Other selling, general and administrative expenses	4.2	1.6	—	—	5.5	11.3
Total selling, general and administrative expenses	5.1	4.7	0.3	1.8	24.0	35.9
Consolidated total	$15.4	$6.1	$0.3	$1.8	$24.0	$47.6
Included in the above table are $31.2 million of charges that have resulted or will result in cash outflows and $16.4 million in non-cash charges.
We recognized the following cumulative (plan inception to February 26, 2017) pre-tax expenses related to the SCAE Plan related to our continuing operations in our Condensed Consolidated Statements of Operations:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Corporate	Total
Multi-employer pension costs	$31.8	$1.5	$—	$—	$—	$33.3
Accelerated depreciation	27.4	18.6	—	—	1.2	47.2
Other cost of goods sold	4.2	2.1	—	—	—	6.3
Total cost of goods sold	63.4	22.2	—	—	1.2	86.8
Severance and related costs, net	21.8	10.3	2.4	7.9	102.2	144.6
Fixed asset impairment (net of gains on disposal)	6.9	6.8	—	—	3.9	17.6
Accelerated depreciation	—	—	—	—	2.1	2.1
Contract/lease cancellation expenses	0.8	0.6	0.1	—	70.2	71.7
Consulting/professional fees	0.6	0.4	0.1	—	51.1	52.2
Other selling, general and administrative expenses	9.6	3.2	—	—	18.5	31.3
Total selling, general and administrative expenses	39.7	21.3	2.6	7.9	248.0	319.5
Consolidated total	$103.1	$43.5	$2.6	$7.9	$249.2	$406.3
Included in the above table are $277.9 million of charges that have resulted or will result in cash outflows and $128.4 million in non-cash charges. Not included in the above table are $130.2 million of pre-tax expenses ($84.5 million of cash charges and $45.7 million of non-cash charges) related to the Private Brands operations, which we sold in the third quarter of fiscal 2016, and $2.1 million of pre-tax expenses (all resulting in cash charges) related to Lamb Weston.

Liabilities recorded for the SCAE Plan related to our continuing operations and changes therein for the first three quarters of fiscal 2017 were as follows:

	Balance at May 29, 2016	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at February 26, 2017
Multi-employer pension costs	$40.7	$—	$(10.9)	$2.0	$31.8
Severance	47.2	10.6	(38.2)	(1.8)	17.8
Consulting	4.7	0.3	(4.6)	(0.2)	0.2
Contract termination	6.3	11.4	(4.9)	(0.2)	12.6
Other costs	0.5	12.0	(10.6)	—	1.9
Total	$99.4	$34.3	$(69.2)	$(0.2)	$64.3

5. LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

On February 16, 2017, we entered into a revolving credit agreement (the “Credit Agreement”) with a syndicate of financial institutions that provides for an unsecured revolving credit facility in a maximum aggregate principal amount outstanding at any one time of $1.25 billion (subject to increase to a maximum aggregate principal amount of $1.75 billion). This revolving credit facility matures on February 16, 2022. As of February 26, 2017, there were no outstanding borrowings under the revolving credit facility.

The Credit Agreement contains events of default customary for unsecured investment grade credit facilities with corresponding grace periods. The Credit Agreement contains customary affirmative and negative covenants for unsecured investment grade credit facilities of this type and financial covenants requiring a maximum leverage ratio and a minimum interest coverage ratio. As of February 26, 2017, we were in compliance with all financial covenants under the Credit Agreement.

The revolving credit facility provided for under the Credit Agreement replaced our existing revolving credit facility under that certain prior revolving credit agreement, dated as of September 14, 2011, with a syndicate of financial institutions.
During the third quarter of fiscal 2017, we repaid the remaining principal balance of $224.8 million of our 5.819% senior notes due 2017 and $248.2 million principal amount of our 7.0% senior notes due 2019, in each case prior to maturity, resulting in a net loss on early retirement of debt of $32.7 million.
In connection with the Spinoff (see Note 3), Lamb Weston issued to us $1.54 billion aggregate principal amount of senior notes (the “Lamb Weston notes”). On November 9, 2016, we exchanged the Lamb Weston notes for $250.2 million aggregate principal amount of our 5.819% senior notes due 2017, $880.4 million aggregate principal amount of our 1.9% senior notes due 2018, $154.9 million aggregate principal amount of our 2.1% senior notes due 2018, $86.9 million aggregate principal amount of our 7.0% senior notes due 2019, and $71.1 million aggregate principal amount of our 4.95% senior notes due 2020 (collectively, the “Conagra notes”), which had been purchased in the open market by certain investment banks prior to the Spinoff. Following the exchange, we cancelled the Conagra notes. These actions resulted in a net loss of $60.6 million as a cost of early retirement of debt.
During the first quarter of fiscal 2017, we repaid the entire principal balance of $550.0 million of our floating rate notes on the maturity date of July 21, 2016.
During the third quarter of fiscal 2016, we repurchased $560.3 million aggregate principal amount of senior notes due 2043, $341.8 million aggregate principal amount of senior notes due 2039, $139.9 million aggregate principal amount of senior notes due 2019, $110.0 million aggregate principal amount of senior notes due 2026, $85.0 million aggregate principal amount of senior notes due 2020, and $163.0 million of aggregate principal amount of senior notes due 2023, in each case prior to maturity in a tender offer including a $109.5 million tender premium, resulting in a net loss on early retirement of debt of $23.9 million.
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

Net interest expense from continuing operations consists of:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 26, 2017	February 28, 2016	February 26, 2017	February 28, 2016
Long-term debt	$46.5	$77.3	$164.0	$239.5
Short-term debt	0.2	0.8	0.6	1.6
Interest income	(1.3)	(0.5)	(2.8)	(0.6)
Interest capitalized	0.3	(1.2)	(3.8)	(4.8)
	$45.7	$76.4	$158.0	$235.7

6. VARIABLE INTEREST ENTITIES
Variable Interest Entities Not Consolidated
We have variable interests in certain other entities that we have determined to be variable interest entities, but for which we are not the primary beneficiary. We do not consolidate the financial statements of these entities.
We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements with these entities include fixed-price purchase options for the assets being leased. The lease agreements also contain contingent put options (the “lease put options”) that allow the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease agreement in place (the “put price”) in certain limited circumstances. As a result of substantial impairment charges related to our divested Private Brands operations, these lease put options are exercisable now and remain exercisable until generally 30 days after the end of the respective lease agreements. We are amortizing the difference between the estimated put price and the estimated fair value (without a lease agreement in place) of each respective property over the remaining respective lease term within selling, general and administrative expenses. As of February 26, 2017, the estimated amount by which the put prices exceeded the fair values of the related properties was $51.8 million, of which we have accrued $7.4 million. As these buildings are worth considerably more when under lease agreements than when vacant, we may be able to mitigate some, or all, of the financial exposure created by the put options by maintaining active lease agreements and/or by subleasing the buildings to credit worthy tenants. We do not expect to ultimately incur material financial losses as a result of the potential exercise of the lease put options by the lessors. During the third quarter of fiscal 2017, one of these lease agreements expired. As a result of this expiration, we reversed the applicable accrual and recognized a benefit of $6.7 million in selling, general and administrative expenses. These leases are accounted for as operating leases, and accordingly, there are no material assets or liabilities, other than the accrued portion of the put price, associated with these entities included in the Condensed Consolidated Balance Sheets. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of these entities. In making this determination, we have considered, among other items, the terms of the lease agreements, the expected remaining useful lives of the assets leased, and the capital structure of the lessor entities.

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The change in the carrying amount of goodwill for the first three quarters of fiscal 2017 was as follows:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Balance as of May 29, 2016	$2,337.4	$1,028.9	$448.6	$581.3	$4,396.2
Impairment	—	—	(183.1)	—	(183.1)
Acquisitions	38.7	—	—	—	38.7
Currency translation	—	(0.6)	0.5	—	(0.1)
Balance as of February 26, 2017	$2,376.1	$1,028.3	$266.0	$581.3	$4,251.7

Other identifiable intangible assets were as follows:

	February 26, 2017		May 29, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$862.1	$—	$839.2	$—
Amortizing intangible assets	563.6	172.6	543.9	145.9
	$1,425.7	$172.6	$1,383.1	$145.9
During the first three quarters of fiscal 2017, we recognized goodwill impairment charges in the International segment of $183.1 million. Also in the first three quarters of fiscal 2017, we recognized impairments of non-amortizing intangible assets of $24.4 million in the International segment and $1.1 million in the Grocery & Snacks segment. See further discussion in “Critical Accounting Estimates” in Management’s Discussion and Analysis.
Non-amortizing intangible assets are comprised of brands and trademarks.
Amortizing intangible assets, carrying a remaining weighted average life of approximately 15 years, are principally composed of customer relationships, licensing arrangements, and intellectual property. Based on amortizing assets recognized in our Condensed Consolidated Balance Sheet as of February 26, 2017, amortization expense is estimated to average $32.7 million for each of the next five years.
In the first quarter of fiscal 2016, we recorded an amortizing intangible asset of $92.8 million, for which cash payments of $14.9 million and $10.4 million were made in the first quarter of fiscal 2017 and fiscal 2016, respectively. Remaining payments will be made over a five-year period.

8. DERIVATIVE FINANCIAL INSTRUMENTS
Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.
Commodity and commodity index futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of February 26, 2017, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through March 2018.
In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of February 26, 2017, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through May 2017.
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
All derivative instruments are recognized on our balance sheets at fair value (refer to Note 16 for additional information related to fair value measurements). The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with U.S. GAAP, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At February 26, 2017 and May 29, 2016, amounts representing a right to reclaim cash collateral of $0.2 million and $0.3 million, respectively, were included in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.
Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or an obligation to return cash collateral were reflected in our Condensed Consolidated Balance Sheets as follows:

	February 26, 2017	May 29, 2016
Prepaid expenses and other current assets	$2.1	$24.1
Other accrued liabilities	0.7	0.6
The following table presents our derivative assets and liabilities, at February 26, 2017, on a gross basis, prior to the setoff of $1.6 million to total derivative assets and $1.4 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$3.3	Other accrued liabilities	$1.4
Foreign exchange contracts	Prepaid expenses and other current assets	0.4	Other accrued liabilities	0.4
Other	Prepaid expenses and other current assets	—	Other accrued liabilities	0.3
Total derivatives not designated as hedging instruments		$3.7		$2.1
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

The location and amount of gain (loss) from derivatives not designated as hedging instruments in our Condensed Consolidated Statements of Operations were as follows:

Derivatives Not Designated as Hedging Instruments	Location in Condensed Consolidated Statement of Operations of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Condensed Consolidated Statement of Operations for the Thirteen Weeks Ended
		February 26, 2017	February 28, 2016
Commodity contracts	Cost of goods sold	$0.5	$(3.3)
Foreign exchange contracts	Cost of goods sold	(0.2)	—
Foreign exchange contracts	Selling, general and administrative expense	(1.4)	0.7
Total loss from derivative instruments not designated as hedging instruments		$(1.1)	$(2.6)

Derivatives Not Designated as Hedging Instruments	Location in Condensed Consolidated Statement of Operations of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Condensed Consolidated Statement of Operations for the Thirty-nine Weeks Ended
		February 26, 2017	February 28, 2016
Commodity contracts	Cost of goods sold	$1.7	$(13.0)
Foreign exchange contracts	Cost of goods sold	1.3	—
Foreign exchange contracts	Selling, general and administrative expense	(0.1)	5.4
Total gain (loss) from derivative instruments not designated as hedging instruments		$2.9	$(7.6)
As of February 26, 2017, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $68.0 million and $75.5 million for purchase and sales contracts, respectively. As of May 29, 2016, our open commodity contracts had a notional value of $74.7 million and $41.5 million for purchase and sales contracts, respectively. The notional amount of our foreign currency forward and cross currency swap contracts as of February 26, 2017 and May 29, 2016 was $16.3 million and $112.9 million, respectively.
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
At February 26, 2017, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $0.6 million.

9. SHARE-BASED PAYMENTS
For the third quarter and first three quarters of fiscal 2017, we recognized total stock-based compensation expense (including stock options, restricted stock units, cash-settled restricted stock units, and performance shares) of $15.8 million and $48.5 million, respectively. For the third quarter and first three quarters of fiscal 2016, we recognized total stock-based compensation expense of $23.1 million and $60.5 million, respectively. These amounts are inclusive of discontinued operations. Included in the total stock-based compensation expense for the third quarter and first three quarters of fiscal 2017 was $0.3 million and $0.6 million, respectively, related to stock options granted by a subsidiary in the subsidiary's shares to the subsidiary's employees. The expense for these stock options was $0.5 million and $0.7 million for the third quarter and first three quarters of fiscal 2016, respectively. For the first three quarters of fiscal 2017, we granted 0.5 million restricted stock units at a weighted average grant date price of $47.18, 0.4 million cash-settled restricted stock units at a weighted average grant date price of $48.07, 1.1 million stock options at a weighted average exercise price of $48.01, and 0.2 million performance shares at a weighted average grant date price of $46.94. For the awards granted prior to the Spinoff of Lamb Weston on November 9, 2016, the number of awards and the weighted average prices disclosed above do not reflect the adjustments to the number and prices of such awards made in connection with the Spinoff, as further described below.
Performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goals for the performance period that began in fiscal 2015 and ends in fiscal 2017 were originally based upon an overarching earnings per share goal (for certain participants) and, for all participants, (a) our earnings before interest, taxes, depreciation, and amortization (“EBITDA”) return on capital, and (b) revenue growth, each measured over the defined performance period, and including the expected results of Lamb Weston. In connection with the Spinoff, the Human Resources Committee of the Board of Directors certified the EBITDA return on capital performance of the Company through the fiscal period that ended immediately prior to the Spinoff. Awards to participants originally subject to the overarching earnings per share goal remain subject to achievement of such goal. All other performance shares granted for the fiscal 2015 through 2017 performance period are subject only to continuing employment of the participant through the date of payout.
The performance goal for one-third of the target number of performance shares for the performance period ending in fiscal 2018 (the “2018 performance period”) is based upon an overarching earnings per share goal (for certain participants) and, for all participants, our fiscal 2016 EBITDA return on capital. Another one-third of the target number of performance shares granted for the 2018 performance period is based on an overarching earnings per share goal (for certain participants) and our fiscal 2017 EBITDA return on capital. The fiscal 2017 EBITDA return on capital target, when set, excluded the results of Lamb Weston. The performance goal for the last one-third of the target number of performance shares granted for the 2018 performance period is expected to be set at the start of fiscal 2018.
The performance goal for one-third of the target number of performance shares for the performance period ending in fiscal 2019 (the “2019 performance period”) is based upon an overarching earnings per share goal (for certain participants) and our fiscal 2017 EBITDA return on capital. The fiscal 2017 EBITDA return on capital target, when set, excluded the results of Lamb Weston. The performance goal for the final two-thirds of the target number of performance shares granted for the 2019 performance period is expected to be set at the start of fiscal 2018.
Awards, if earned, will be paid in shares of our common stock. Subject to limited exceptions set forth in the performance share plan, any shares earned will be distributed after the end of the performance period, and only if the participant continues to be employed with the Company through the date of distribution. For awards where performance against the performance target has not been certified, the value of the performance shares is adjusted based upon the market price of our common stock and current forecasted performance against the performance targets at the end of each reporting period and amortized as compensation expense over the vesting period.
In connection with the completion of the Spinoff, the provisions of our existing stock-based compensation arrangements required adjustments to the number and terms of outstanding stock options, restricted stock units, cash-settled restricted stock units, performance shares, and other share-based awards to preserve the intrinsic value of the awards immediately before and after the completion of the Spinoff. The outstanding awards continue to vest over the original vesting periods (typically three years). Outstanding awards at the time of the Spinoff were converted into awards of the holder’s employer following completion of the Spinoff. The stock awards held as of November 9, 2016 were adjusted as follows:

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

The weighted average Black-Scholes assumptions for stock options granted during the first three quarters of fiscal 2017 were as follows:

Expected volatility (%)	19.15
Dividend yield (%)	2.33
Risk-free interest rate (%)	1.03
Expected life of stock option (years)	4.94
The weighted average value of stock options granted during the first three quarters of fiscal 2017 was $6.12 per option based upon a Black-Scholes methodology.

10. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings (loss) per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards, and other dilutive securities.

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings (loss) per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 26, 2017	February 28, 2016	February 26, 2017	February 28, 2016
Net income (loss) available to Conagra Brands, Inc. common stockholders:
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$179.0	$71.0	$391.1	$243.8
Income (loss) from discontinued operations, net of tax, attributable to Conagra Brands, Inc. common stockholders	0.7	133.6	96.9	(1,038.4)
Net income (loss) attributable to Conagra Brands, Inc. common stockholders	$179.7	$204.6	$488.0	$(794.6)
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	—	3.5	0.8	4.4
Net income (loss) available to Conagra Brands, Inc. common stockholders	$179.7	$201.1	$487.2	$(799.0)
Weighted average shares outstanding:
Basic weighted average shares outstanding	431.7	435.7	436.0	433.3
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	4.7	3.9	4.0	4.3
Diluted weighted average shares outstanding	436.4	439.6	440.0	437.6
For the third quarter and first three quarters of fiscal 2017, there were 0.9 million and 1.0 million stock options outstanding, respectively, that were excluded from the computation of diluted weighted average shares because the effect was antidilutive. For the third quarter and first three quarters of fiscal 2016, there were 1.2 million and 0.9 million stock options outstanding, respectively, that were excluded from the calculation.

11. INVENTORIES
The major classes of inventories were as follows:

	February 26, 2017	May 29, 2016
Raw materials and packaging	$189.7	$214.3
Work in process	120.1	119.4
Finished goods	687.2	698.6
Supplies and other	49.4	50.9
Total	$1,046.4	$1,083.2

12. INCOME TAXES
Income tax expense from continuing operations for the third quarter of fiscal 2017 and 2016 was $67.9 million and $33.6 million, respectively. Income tax expense from continuing operations for the first three quarters of fiscal 2017 and 2016 was $315.5 million and $126.0 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) from continuing operations was 27.4% and 32.0% for the third quarter of fiscal 2017 and 2016, respectively.  The effective tax rate from continuing operations was 44.6% and 34.0% for the first three quarters of 2017 and 2016, respectively.
The lower effective tax rate in the third quarter of fiscal 2017 reflects the following:

•	an income tax benefit related to the receipt of foreign tax incentives, and

•
an income tax benefit allowed upon the vesting/exercise of employee stock compensation awards by our employees, beyond that which is attributable to the original fair value of the awards upon the date of grant.

The effective tax rate for the first three quarters of fiscal 2017 reflects the above-cited items, as well as the following:

•	additional tax expense associated with non-deductible goodwill sold in connection with the dispositions of the Spicetec and JM Swank businesses,

•	additional tax expense associated with non-deductible goodwill in our Canadian and Mexican businesses, for which an impairment charge was recognized, and

•	an income tax benefit associated with a tax planning strategy that allowed us to utilize certain state tax attributes.
The amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $30.9 million as of February 26, 2017 and $33.0 million as of May 29, 2016. There were no balances included as of either February 26, 2017 or May 29, 2016, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The gross unrecognized tax benefits excluded related liabilities for gross interest and penalties of $5.5 million and $6.6 million as of February 26, 2017 and May 29, 2016, respectively.
The net amount of unrecognized tax benefits at February 26, 2017 and May 29, 2016 that, if recognized, would impact the Company's effective tax rate was $22.7 million and $24.5 million, respectively. Recognition of these tax benefits would have a favorable impact on the Company's effective tax rate.
We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $8.7 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.
As of February 26, 2017 and May 29, 2016, we had a deferred tax asset of $1.09 billion and $1.54 billion, respectively, that was generated from the capital loss realized on the sale of the Private Brands operations with corresponding valuation allowances of $1.09 billion and $1.40 billion, respectively, to reflect the uncertainty regarding the ultimate realization of the tax asset. During the first three quarters of fiscal 2017, the balance of the deferred tax asset was adjusted for the revised estimates of the capital gains realized on the sales of the Spicetec and JM Swank businesses, the realization of certain tax attributes and the settlement of certain tax indemnity claims under the contract terms of the Private Brands sale, and utilization of the estimated tax asset to offset capital gains on previously deferred intercompany transactions triggered by the Spinoff. During the second quarter of fiscal 2017, $150.4 million of the reduction in the valuation allowance was recorded in stockholders' equity as part of the Spinoff.

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
The environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 37 Superfund, proposed Superfund, or state-equivalent sites (the "Beatrice sites"). These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 33 of these sites. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $52.8 million as of February 26, 2017, a majority of which relates to the Superfund and state-equivalent sites referenced above. During the third quarter of fiscal 2017, a final Remedial Investigation/Feasibility Study was submitted for the Wells G&H-Southwest Properties Superfund site, which is one of the Beatrice sites. The U.S. Environmental Protection Agency (the “EPA”) has indicated that it will issue a Record of Decision for this site shortly and subsequently enter into negotiations with potentially responsible parties to determine a final Remedial Design/Remedial Action plan for the site. While we believe that it is unlikely, it is reasonably possible that the EPA’s decision and negotiations may result in material liability, but we are, at this time, unable to estimate a range of potential outcomes.
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
We are party to a number of putative class action lawsuits challenging various product claims made in the Company’s product labeling. These matters include Briseno v. ConAgra Foods, Inc., in which it is alleged that the labeling for Wesson oils as 100% natural is false and misleading because the oils contain genetically modified plants and organisms. In February 2015, the U.S. District Court for the Central District of California granted class certification to permit plaintiffs to pursue state law claims. The Company appealed to the United States Court of Appeals for the Ninth Circuit, which affirmed class certification in January 2017. While we cannot predict with certainty the results of this or any other legal proceeding, we do not expect this matter to have a material adverse effect on our financial condition, results of operations, or business.
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
Lamb Weston is a party to a warehouse services agreement with a third-party warehouse provider through July 2035. Under this agreement, Lamb Weston is required to make payments for warehouse services based on the quantity of goods stored and other service factors. We have guaranteed the warehouse provider that we will make the payments required under the agreement in the event that Lamb Weston fails to perform. Minimum payments of $1.5 million per month are required under this agreement. It is not possible to determine the maximum amount of the payment obligations under this agreement. Upon completion of the Spinoff, we recognized a liability for the estimated fair value of this guarantee. As of February 26, 2017, the amount of this guarantee, recorded in other noncurrent liabilities, was $30.1 million.
Federal income tax credits were generated in connection with Lamb Weston’s sweet potato production facility in Delhi, Louisiana. Third parties invested in these income tax credits. We have guaranteed these third parties the face value of the income tax credits over their statutory lives, through fiscal 2017, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $26.7 million as of February 26, 2017. We believe the likelihood of recapture or reduction of the income tax credits is remote.
We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements contain put options, which are exercisable now and remain exercisable until generally 30 days after the end of the respective lease agreements, that allow the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease in place. We have financial exposure with respect to these entities in the event that we are required to purchase the leased buildings for a price in excess of the then current fair value under the applicable lease purchase options. We are amortizing the difference between the estimated put price and the estimated fair value (without a lease agreement in place) of each respective property over the remaining respective lease term within selling, general, and administrative expenses. As of February 26, 2017, the estimated amount by which the put prices exceeded the fair values of the related properties was $51.8 million, of which we have accrued $7.4 million. As these buildings are worth considerably more when under lease agreements than when vacant, we may be able to mitigate some, or all, of the related financial exposure created by the put options by maintaining active lease agreements and/or by subleasing the buildings to creditworthy tenants. We do not expect to ultimately incur material financial losses as a result of the potential exercise of the lease put options by the lessors. During the third quarter of fiscal 2017, one of these lease agreements expired. As a result of this expiration, we reversed the applicable accrual and recognized a benefit of $6.7 million.
After taking into account liabilities recognized for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations, or liquidity. It is reasonably possible that a change of the estimates of any of the foregoing matters may occur in the future and, as noted, while unlikely, the lead paint matter could result in a material final judgment. Costs of legal services associated with the foregoing matters are recognized in earnings as services are provided.

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
As a result of the Spinoff, during the second quarter of fiscal 2017, we recorded a pension curtailment gain of $19.5 million within other comprehensive income (loss) and remeasured a significant qualified pension plan as of November 9, 2016. In connection with the remeasurement, we updated the effective discount rate assumption from 3.86% to 4.04%. The remeasurement and the curtailment gain decreased the underfunded status of the pension plans by $66.0 million with a corresponding benefit within other comprehensive income (loss) for the second quarter of fiscal 2017.
During the second quarter of fiscal 2017, we provided a voluntary lump-sum settlement offer to certain terminated vested participants in our salaried pension plan. During the third quarter of fiscal 2017, lump-sum settlement payments totaling $287.5 million were distributed from pension plan assets to such participants. Due to the pension settlement, we were required to remeasure our pension plan liability. In connection with the remeasurement, we updated the effective discount rate assumption to 4.11%, as of December 31, 2016. The settlement and related remeasurement resulted in the recognition of a settlement charge of $13.8 million, reflected in selling, general, and administrative expenses, as well as a benefit to accumulated other comprehensive income (loss) totaling $62.2 million in the third quarter of fiscal 2017.
Components of pension benefit and other postretirement benefit costs are (includes amounts related to discontinued operations):

	Pension Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	February 26, 2017	February 28, 2016	February 26, 2017	February 28, 2016
Service cost	$12.2	$23.5	$44.8	$71.1
Interest cost	28.9	40.0	88.8	122.0
Expected return on plan assets	(50.9)	(65.1)	(158.6)	(198.8)
Amortization of prior service cost	0.7	0.7	2.0	2.1
Settlement charge	13.8	—	13.8	—
Special termination benefits	—	25.6	1.5	25.6
Benefit cost — Company plans	4.7	24.7	(7.7)	22.0
Pension benefit cost — multi-employer plans	3.9	32.4	9.0	38.8
Total benefit cost	$8.6	$57.1	$1.3	$60.8

	Postretirement Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	February 26, 2017	February 28, 2016	February 26, 2017	February 28, 2016
Service cost	$—	$0.1	$0.1	$0.3
Interest cost	1.1	1.9	3.2	5.8
Amortization of prior service benefit	(1.6)	(2.0)	(4.9)	(6.0)
Recognized net actuarial loss	0.1	—	0.3	—
Total cost (benefit)	$(0.4)	$—	$(1.3)	$0.1
Beginning in fiscal 2017, the Company has elected to use a split discount rate (spot-rate approach) for the U.S. plans and certain foreign plans. Historically, a single weighted-average discount rate was used in the calculation of service and interest costs, both of which are components of pension benefit costs. The spot-rate approach applies separate discount rates for each projected benefit payment in the calculation of pension service and interest cost. This change is considered a change in accounting estimate and has been applied prospectively. The pre-tax reduction in total pension benefit cost associated with this change in the third quarter and first three quarters of fiscal 2017 was approximately $7.4 million and $22.2 million, respectively.
The weighted-average discount rates for service and interest costs under the spot-rate approach used for pension benefit cost in fiscal 2017 were 4.14% and 3.15%, respectively. The weighted-average discount rates for service and interest costs subsequent to November 9, 2016 were 4.25% and 3.22%, respectively. The weighted-average discount rates for service and interest costs subsequent to December 31, 2016 are 4.28% and 3.32%, respectively.
During the third quarter and first three quarters of fiscal 2017, we contributed $3.9 million and $9.8 million, respectively, to our pension plans and contributed $2.3 million and $11.1 million, respectively, to our other postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $2.7 million to our pension plans for the remainder of fiscal 2017. We anticipate making further contributions of $11.0 million to our other postretirement plans during the remainder of fiscal 2017. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.
During the third quarter of fiscal 2017 and 2016, we recorded expenses of $2.0 million and $29.8 million, respectively, related to our expected incurrence of certain multi-employer pension plan withdrawal costs. These expenses have been included in restructuring activities.

15. STOCKHOLDERS' EQUITY
The following table presents a reconciliation of our stockholders' equity accounts for the thirty-nine weeks ended February 26, 2017:

	Conagra Brands, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 29, 2016	567.9	$2,839.7	$1,136.3	$3,218.3	$(344.5)	$(3,136.2)	$81.2	$3,794.8
Stock option and incentive plans			29.8	(1.2)		72.2		100.8
Adoption of ASU 2016-09				(3.9)				(3.9)
Spinoff of Lamb Weston				775.2	13.6			788.8
Currency translation adjustment, net					(23.7)		0.4	(23.3)
Repurchase of common shares						(619.4)		(619.4)
Unrealized gain on securities					0.4			0.4
Derivative adjustment, net					(1.2)			(1.2)
Activities of noncontrolling interests			(0.8)				1.3	0.5
Pension and postretirement healthcare benefits					84.1			84.1
Dividends declared on common stock; $0.70 per share				(305.4)				(305.4)
Net income attributable to Conagra Brands, Inc.				488.0				488.0
Balance at February 26, 2017	567.9	$2,839.7	$1,165.3	$4,171.0	$(271.3)	$(3,683.4)	$82.9	$4,304.2

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
The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 26, 2017:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$1.5	$0.6	$—	$2.1
Available-for-sale securities	3.7	—	—	3.7
Total assets	$5.2	$0.6	$—	$5.8
Liabilities:
Derivative liabilities	$—	$0.7	$—	$0.7
Deferred compensation liabilities	47.1	—	—	47.1
Total liabilities	$47.1	$0.7	$—	$47.8

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
Certain assets and liabilities, including long-lived assets, goodwill, asset retirement obligations, and cost and equity investments, are measured at fair value on a nonrecurring basis. During the first three quarters of fiscal 2017, we recognized goodwill impairment charges of $183.1 million and impairments of non-amortizing intangible assets of $25.5 million. The fair value of these brands was estimated using the “Relief From Royalty” method.
The carrying amount of long-term debt (including current installments) was $3.0 billion as of February 26, 2017 and $5.4 billion as of May 29, 2016. Based on current market rates, the fair value of this debt (level 2 liabilities) at February 26, 2017 and May 29, 2016, was estimated at $3.3 billion and $5.9 billion, respectively.

17. BUSINESS SEGMENTS AND RELATED INFORMATION
In the first quarter of fiscal 2017, we reorganized our reporting segments. We now reflect our results of operations in five reporting segments: Grocery & Snacks, Refrigerated & Frozen, Foodservice, International, and Commercial. Prior periods have been reclassified to conform to the revised segment presentation.
In the second quarter of fiscal 2017, we completed the Spinoff of Lamb Weston. The Lamb Weston business had previously been included in the Commercial segment. In the third quarter of fiscal 2016, we completed the divestiture of substantially all of the operations that were previously reported within the Private Brands segment. The results of operations of the Lamb Weston business and the Private Brands business have been classified as discontinued operations for all periods presented.
The Grocery & Snacks reporting segment principally includes branded, shelf-stable food products sold in various retail channels in the United States.
The Refrigerated & Frozen reporting segment includes branded, temperature controlled food products sold in various retail channels in the United States.
The International reporting segment principally includes branded food products, in various temperature states, sold in various retail and foodservice channels outside of the United States.
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

	Thirteen weeks ended		Thirty-nine weeks ended
	February 26, 2017	February 28, 2016	February 26, 2017	February 28, 2016
Net sales
Grocery & Snacks	$849.8	$898.0	$2,460.9	$2,604.6
Refrigerated & Frozen	666.4	708.9	2,011.0	2,193.3
International	205.2	211.6	611.3	639.3
Foodservice	259.8	266.6	810.9	822.2
Commercial	—	114.2	71.1	351.7
Total net sales	$1,981.2	$2,199.3	$5,965.2	$6,611.1
Operating profit
Grocery & Snacks	$201.9	$153.4	$602.7	$478.6
Refrigerated & Frozen	128.9	116.8	339.0	321.7
International	18.1	16.4	(157.8)	53.0
Foodservice	27.8	27.9	81.4	74.5
Commercial	(0.2)	10.2	202.6	35.3
Total operating profit	$376.5	$324.7	$1,067.9	$963.1
Equity method investment earnings	21.8	8.6	52.1	50.7
General corporate expense	105.2	151.9	254.1	407.0
Interest expense, net	45.7	76.4	158.0	235.7
Income tax expense	67.9	33.6	315.5	126.0
Income from continuing operations	$179.5	$71.4	$392.4	$245.1
Less: Net income attributable to noncontrolling interests of continuing operations	0.5	0.4	1.3	1.3
Income from continuing operations attributable to Conagra Brands, Inc.	$179.0	$71.0	$391.1	$243.8
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
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 26, 2017	February 28, 2016	February 26, 2017	February 28, 2016
Net derivative gains (losses) incurred	$0.3	$(3.3)	$3.0	$(13.1)
Less: Net derivative gains (losses) allocated to reporting segments	(0.2)	(5.1)	2.6	(15.1)
Net derivative gains recognized in general corporate expenses	$0.5	$1.8	$0.4	$2.0
Net derivative gains (losses) allocated to Grocery & Snacks	$0.1	$(3.1)	$2.0	$(8.8)
Net derivative losses allocated to Refrigerated & Frozen	(0.8)	(1.3)	(0.3)	(3.9)
Net derivative gains (losses) allocated to International	0.6	(0.3)	0.9	(0.2)
Net derivative gains (losses) allocated to Foodservice	(0.1)	0.1	0.1	(0.7)
Net derivative losses allocated to Commercial	—	(0.5)	(0.1)	(1.5)
Net derivative gains (losses) included in segment operating profit	$(0.2)	$(5.1)	$2.6	$(15.1)

As of February 26, 2017, the cumulative amount of net derivative gains from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $2.5 million. This amount reflected net gains of $2.3 million incurred during the thirty-nine weeks ended February 26, 2017, as well as net gains of $0.2 million incurred prior to fiscal 2017. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results gains of $3.2 million in fiscal 2017 and losses of $0.7 million in fiscal 2018 and thereafter.

Assets by Segment

The majority of our manufacturing assets are shared across multiple reporting segments. Output from these facilities used by each reporting segment can change over time. Also, working capital balances are not tracked by reporting segment. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment.
Other Information
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for 24% and 23% of consolidated net sales in the third quarter of fiscal 2017 and 2016, respectively, and 24% and 23% of consolidated net sales in the first three quarters of fiscal 2017 and 2016, respectively, primarily in the Grocery & Snacks and Refrigerated & Frozen segments.
Wal-Mart Stores, Inc. and its affiliates accounted for approximately 24% of consolidated net receivables as of both February 26, 2017 and May 29, 2016, primarily in the Grocery & Snacks and Refrigerated & Frozen segments.
We offer certain suppliers access to a third-party service that allows them to view our scheduled payments online. The third party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third-party, or any financial institutions concerning this service. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of February 26, 2017, $11.8 million of our total accounts payable is payable to suppliers who utilize this third-party service.

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
Readers of this report should understand that these forward-looking statements are not guarantees of performance or results. Forward-looking statements provide our current expectations and beliefs concerning future events and are subject to risks, uncertainties, and factors relating to our business and operations, all of which are difficult to predict and could cause our actual results to differ materially the expectations expressed in or implied by such forward-looking statements. Such risks, uncertainties, and factors include, among other things: our ability to achieve the intended benefits of acquisitions and divestitures, including the recent spinoff of our Lamb Weston business; general economic and industry conditions; our ability to successfully execute our long-term value creation strategy; our ability to access capital; our ability to execute our operating and restructuring plans and achieve our targeted operating efficiencies, cost-saving initiatives, and trade optimization programs; the effectiveness of our hedging activities, including volatility in commodities that could negatively impact our derivative positions and, in turn, our earnings; the competitive environment and related market conditions; our ability to respond to changing consumer preferences and the success of our innovation and marketing investments; the ultimate impact of any product recalls and litigation, including litigation related to the lead paint and pigment matters; actions of governments and regulatory factors affecting our businesses; the availability and prices of raw materials, including any negative effects caused by inflation or weather conditions; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges; the costs, disruption, and diversion of management’s attention associated with campaigns commenced by activist investors; and other risks described in our Annual Report on Form 10-K and other reports we file with the Securities and Exchange Commission (the "SEC"). We caution readers not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no responsibility to update these statements.
The discussion that follows should be read together with the unaudited condensed consolidated financial statements and related notes contained in this report and with the financial statements, related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended May 29, 2016 and subsequent filings with the SEC. Results for the third quarter of fiscal 2017 are not necessarily indicative of results that may be attained in the future.
Fiscal 2017 Third Quarter Executive Overview
Conagra Brands, Inc. (the “Company”, “we”, “us”, or “our”), headquartered in Chicago, is one of North America’s leading branded food companies. Guided by an entrepreneurial spirit, the Company combines a rich heritage of making great food with a sharpened focus on innovation. The Company’s portfolio is evolving to satisfy people’s changing food preferences. Its iconic brands such as Marie Callender's®, Reddi-wip®, Hunt's®, Healthy Choice®, Slim Jim®, Orville Redenbacher's®, as well as emerging brands, including Alexia®, Blake's®, and Frontera®, offer choices for every occasion. With an ongoing commitment to corporate citizenship, the Company has been named to the Dow Jones Sustainability™ North America Index for six consecutive years.
On November 9, 2016, we completed the spinoff of Lamb Weston Holdings, Inc. (“Lamb Weston”) through a distribution of 100% of our interest in Lamb Weston to holders, as of November 1, 2016, of outstanding shares of our common stock (the “Spinoff”). The transaction effecting this change was structured as a tax-free spinoff.
In the first quarter of fiscal 2017, in anticipation of the Spinoff, we reorganized our reporting segments. We now reflect our results of operations in five reporting segments: Grocery & Snacks, Refrigerated & Frozen, Foodservice, International, and Commercial. The results of operations for the Lamb Weston business have been reclassified to results of discontinued operations, and the assets and liabilities of the Lamb Weston business have been reclassified to assets and liabilities of discontinued operations for all periods prior to the Spinoff.
In the first quarter of fiscal 2017, we completed the sales of our Spicetec Flavors & Seasonings business (“Spicetec”) and our JM Swank business for combined proceeds of $489.0 million. The results of operations of Spicetec and JM Swank are included in the Commercial segment.
In the third quarter of fiscal 2017, earnings reflected higher gross margin percentages in the Grocery & Snacks, Refrigerated & Frozen, and Foodservice segments, more than offsetting the impact of lower sales volumes and the reduction of profits due to the divestitures of Spicetec and JM Swank in the first quarter of fiscal 2017. The improved operating performance also reflected significantly lower selling, general and administrative (“SG&A”) expenses and lower interest expense, in each case compared to the third quarter of fiscal 2016.

Diluted earnings per share in the third quarter of fiscal 2017 were $0.41. Diluted earnings per share in the third quarter of fiscal 2016 were $0.46, including earnings of $0.16 per diluted share from continuing operations and $0.30 per diluted share from discontinued operations. Several significant items affect the comparability of year-over-year results of continuing operations (see “Items Impacting Comparability” below).
Items Impacting Comparability
Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions is discussed in the segment review below.
Items of note impacting comparability for the third quarter of fiscal 2017 included the following:

•	charges totaling $32.7 million ($21.1 million after-tax) related to the early retirement of debt,

•	charges totaling $13.8 million ($8.5 million after-tax) related to the pension lump sum settlement,

•	charges totaling $13.7 million ($8.8 million after-tax) in connection with our Supply Chain and Administrative Efficiency Plan (the “SCAE Plan”), and

•	an income tax benefit of $7.1 million primarily associated with certain foreign incentives.
Items of note impacting comparability for the third quarter of fiscal 2016 included charges totaling $109.1 million ($69.5 million after-tax) in connection with our restructuring plans, and charges totaling $23.9 million ($15.4 million after-tax) related to the early retirement of debt.
Items of note impacting comparability for the first three quarters of fiscal 2017 included the following:

•	charges totaling $208.6 million ($190.9 million after-tax) related to the impairment of goodwill and other intangible assets primarily in our International segment,

•	gains totaling $197.4 million ($67.3 million after-tax) from the sales of the Spicetec and JM Swank businesses,

•	charges totaling $93.3 million ($60.2 million after-tax) related to the early retirement of debt,

•	charges totaling $47.6 million ($30.8 million after-tax) in connection with our SCAE Plan,

•	charges totaling $13.8 million ($8.5 million after-tax) related to the pension lump sum settlement, and

•	an income tax benefit of $14.6 million associated with a tax planning strategy that allowed us to utilize certain state tax attributes and certain foreign incentives.
Items of note impacting comparability for the first three quarters of fiscal 2016 included the following:
•charges totaling $259.5 million ($162.6 million after-tax) in connection with our restructuring plans,
•charges totaling $23.9 million ($15.4 million after-tax) related to the early retirement of debt, and
•income tax expense of $8.3 million related to the divestiture of our Private Brands business.
Acquisitions
In September 2016, we acquired the operating assets of Frontera Foods, Inc. and Red Fork LLC, including the Frontera®, Red Fork®, and Salpica® brands. These businesses make authentic, gourmet Mexican food products and contemporary American cooking sauces. We acquired the businesses for $108.1 million in cash, net of cash acquired. These businesses are included in the Grocery & Snacks segment.
Subsequent to the end of the third quarter of fiscal 2017, we entered into a definitive agreement to acquire protein-based snacking businesses Thanasi Foods LLC, maker of Duke's® meat snacks, and BIGS LLC, maker of BIGS® seeds. The transaction is subject to customary closing conditions, including the receipt of any applicable regulatory approvals, and is expected to close in the next few months.
Discontinued Operations
On November 9, 2016, we completed the Spinoff of Lamb Weston. The results of operations of the Lamb Weston business have been reclassified to discontinued operations for all periods presented.

On February 1, 2016, pursuant to the Stock Purchase Agreement, dated as of November 1, 2015, with TreeHouse Foods, Inc. (“TreeHouse”), we completed the disposition of our Private Brands business to TreeHouse for $2.6 billion in cash on a debt-free basis. The results of operations of the Private Brands business have been classified as discontinued operations for all periods presented.
Restructuring Plans
We previously announced a plan for the integration and restructuring of the operations of Ralcorp Holdings, Inc. (“Ralcorp”), optimization of the entire Company's supply chain network, manufacturing assets, and dry distribution and mixing centers, and improvement of SG&A effectiveness and efficiencies, which we refer to as the SCAE Plan. The SCAE Plan also includes plans announced in the second quarter of fiscal 2016 to realize efficiency benefits through a combination of reductions in SG&A expenses and enhancements to trade spend processes and tools. Although the divestiture of the Private Brands business was completed in the third quarter of fiscal 2016, resulting in the sale of substantially all the Ralcorp operations, we will continue to implement the SCAE Plan, including work related to optimizing our supply chain network and pursuit of cost reductions through our SG&A functions, enhancements to trade spend processes and tools, and productivity improvements.
Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions initiated through the end of the third quarter of fiscal 2017, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of February 26, 2017, the Board of Directors of the Company has approved the incurrence of up to $880.5 million of expenses in connection with the SCAE Plan. We have incurred or expect to incur approximately $442.6 million of charges ($299.9 million of cash charges and $142.7 million of non-cash charges) for actions identified to date under the SCAE Plan. In the third quarter and first three quarters of fiscal 2017, we recognized charges of $13.7 million and $47.6 million, respectively, in relation to the SCAE Plan. In the third quarter and first three quarters of fiscal 2016, we recognized charges of $109.1 million and $259.5 million, respectively, in relation to the SCAE Plan. We expect to incur costs related to the SCAE Plan over a multi-year period.

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
International
The International reporting segment principally includes branded food products, in various temperature states, sold in various retail and foodservice channels outside of the United States.
Foodservice
The Foodservice reporting segment includes branded and customized food products, including meals, entrees, sauces and a variety of custom-manufactured culinary products packaged for sale to restaurants and other foodservice establishments in the United States.

Commercial
The Commercial reporting segment included commercially branded and private label food and ingredients, which were sold primarily to commercial, restaurant, foodservice, food manufacturing, and industrial customers. The segment’s primary food items included a variety of vegetable, spice, and frozen bakery goods, which were sold under brands such as Spicetec Flavors & Seasonings®. The Spicetec and JM Swank businesses were sold in the first quarter of fiscal 2017.
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
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended		Thirty-nine weeks ended
($ in millions)	February 26, 2017	February 28, 2016	February 26, 2017	February 28, 2016
Net derivative gains (losses) incurred	$0.3	$(3.3)	$3.0	$(13.1)
Less: Net derivative gains (losses) allocated to reporting segments	(0.2)	(5.1)	2.6	(15.1)
Net derivative gains recognized in general corporate expenses	$0.5	$1.8	$0.4	$2.0
Net derivative gains (losses) allocated to Grocery & Snacks	$0.1	$(3.1)	$2.0	$(8.8)
Net derivative losses allocated to Refrigerated & Frozen	(0.8)	(1.3)	(0.3)	(3.9)
Net derivative gains (losses) allocated to International Foods	0.6	(0.3)	0.9	(0.2)
Net derivative gains (losses) allocated to Foodservice	(0.1)	0.1	0.1	(0.7)
Net derivative losses allocated to Commercial	—	(0.5)	(0.1)	(1.5)
Net derivative gains (losses) included in segment operating profit	$(0.2)	$(5.1)	$2.6	$(15.1)
As of February 26, 2017, the cumulative amount of net derivative gains from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $2.5 million. This amount reflected net gains of $2.3 million incurred during the thirty-nine weeks ended February 26, 2017, as well as net gains of $0.2 million incurred prior to fiscal 2017. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results gains of $3.2 million in fiscal 2017 and losses of $0.7 million in fiscal 2018 and thereafter.
Net Sales

	Net Sales
($ in millions)	Thirteen weeks ended			Thirty-nine weeks ended
Reporting Segment	February 26, 2017	February 28, 2016	% Inc (Dec)	February 26, 2017	February 28, 2016	% Inc (Dec)
Grocery & Snacks	$849.8	$898.0	(5)%	$2,460.9	$2,604.6	(6)%
Refrigerated & Frozen	666.4	708.9	(6)%	2,011.0	2,193.3	(8)%
International	205.2	211.6	(3)%	611.3	639.3	(4)%
Foodservice	259.8	266.6	(3)%	810.9	822.2	(1)%
Commercial	—	114.2	(100)%	71.1	351.7	(80)%
Total	$1,981.2	$2,199.3	(10)%	$5,965.2	$6,611.1	(10)%
Net sales for the third quarter of fiscal 2017 were $1.98 billion, a decrease of $218.1 million, or 10%, from the third quarter of fiscal 2016. Net sales for the first three quarters of fiscal 2017 were $5.97 billion, a decrease of $645.9 million, or 10%, from the first three quarters of fiscal 2016.

Grocery & Snacks net sales for the third quarter of fiscal 2017 were $849.8 million, a decrease of $48.2 million, or 5%, compared to the third quarter of fiscal 2016. Grocery & Snacks net sales for the first three quarters of fiscal 2017 were $2.46 billion, a decrease of $143.7 million, or 6%, compared to the first three quarters of fiscal 2016. Results for the third quarter and first three quarters of fiscal 2017 reflected a 5% and 6% decrease in volumes, respectively. The decrease in sales volumes was the result of reduced trade promotions and the planned exit of certain lower-performing products. Price/mix was flat as the continued progress in pricing and trade productivity was fully offset by unfavorable mix. The reduced trade promotions and selective base price increases are actions that are intended to build a higher quality revenue base. The acquisition of Frontera Foods, Inc. and Red Fork LLC contributed $8.6 million and $15.0 million to net sales for the third quarter and first three quarters of fiscal 2017, respectively.
Refrigerated & Frozen net sales for the third quarter of fiscal 2017 were $666.4 million, a decrease of $42.5 million, or 6%, compared to the third quarter of fiscal 2016. Refrigerated & Frozen net sales for the first three quarters of fiscal 2017 were $2.01 billion, a decrease of $182.3 million, or 8%, compared to the first three quarters of fiscal 2016. Results for the third quarter of fiscal 2017 reflected a 6% decrease in volumes and a flat price/mix compared to the prior-year period. Results for the first three quarters of fiscal 2017 reflected a 10% decrease in volume and a 2% increase in price/mix compared to the prior-year period. The decrease in sales volumes and improvements in price/mix reflected reduced trade promotions and selective base price increases, together with stock-keeping unit rationalization, which actions were intended to build a higher quality revenue base. Net sales were also negatively affected by a transitory increase in the volume of Egg Beaters’ last year as the Company’s egg supply was not negatively impacted by last year’s avian influenza outbreak.
International net sales for the third quarter of fiscal 2017 were $205.2 million, a decrease of $6.4 million, or 3%, compared to the third quarter of fiscal 2016. International net sales for the first three quarters of fiscal 2017 were $611.3 million, a decrease of $28.0 million, or 4%, compared to the first three quarters of fiscal 2016. Results for the third quarter of fiscal 2017 reflected a 4% decrease in volume, a 3% increase in price/mix, and a 2% decrease from foreign exchange rates compared to the prior-year period. Results for the first three quarters of fiscal 2017 reflected a 3% decrease in volume, a 4% decrease due to foreign exchange rates, and a 3% increase in price/mix compared to the prior-year period. The volume decrease in the third quarter reflected reduced trade promotions as well as increased competitive pressure. The volume decrease for the first three quarters of fiscal 2017 was primarily due to significant shipments in early fiscal 2016 due to recovery from the West Coast port disruptions during fiscal 2015 and increased competitive pressure, partially offset by strong vegetable sales in Mexico and Canada.
Foodservice net sales for the third quarter of fiscal 2017 were $259.8 million, a decrease of $6.8 million, or 3%, compared to the third quarter of fiscal 2016. Foodservice net sales for the first three quarters of fiscal 2017 were $810.9 million, a decrease of $11.3 million, or 1%, compared to the first three quarters of fiscal 2016. Results for the third quarter of fiscal 2017 reflected a 6% decrease in volume and a 3% increase in price/mix compared to the prior-year period. The decrease in volumes primarily reflected the impact of exiting a non-core business. Results for the first three quarters of fiscal 2017 reflected a slight decrease in volume and a decrease in price/mix compared to the prior-year period. The lower price/mix was due in part to lower prices on egg products, as the supply of eggs has recovered from the avian influenza outbreak that impacted fiscal 2016.
Our Spicetec and JM Swank businesses were sold in the first quarter of fiscal 2017. These businesses comprise the entire Commercial segment following the presentation of Lamb Weston as discontinued operations. Accordingly, there were no net sales in the Commercial segment after the first quarter of fiscal 2017. These businesses had net sales of $71.1 million for the first three quarters of fiscal 2017, prior to the completion of the divestitures. Net sales in the Commercial segment were $114.2 million and $351.7 million in the third quarter and first three quarters of fiscal 2016, respectively.
SG&A Expenses (Includes general corporate expenses)
SG&A expenses totaled $349.7 million for the third quarter of fiscal 2017, a decrease of $97.3 million, as compared to the third quarter of fiscal 2016. SG&A expenses for the third quarter of fiscal 2017 reflected the following:
•charges totaling $32.7 million related to the early retirement of debt,
•a decrease in salaries expenses of $23.7 million,
•a decrease in pension and postretirement expense of $4.8 million,
•expense of $13.8 million in connection with a salaried pension plan lump sum settlement,
•a decrease in incentive compensation expense of $9.9 million,
•expenses of $9.0 million in connection with our SCAE Plan,
•a decrease in self-insured healthcare expenses of $4.1 million,
•a decrease in advertising and promotion spending of $3.1 million,

•a benefit of $6.7 million related to the reversal of a lease put option accrual upon expiration of the lease, partially offset by the amortization of put options of $1.2 million, and
•an increase in our stock-based compensation expense of $3.0 million.
SG&A expenses for the third quarter of fiscal 2016 included expenses of $73.2 million in connection with our restructuring plans and charges of $23.9 million related to the early retirement of debt.
SG&A expenses totaled $999.3 million for the first three quarters of fiscal 2017, a decrease of $293.7 million, as compared to the first three quarters of fiscal 2016. SG&A expenses for the first three quarters of fiscal 2017 reflected the following:

•	charges totaling $208.6 million related to the impairment of goodwill and other intangible assets, primarily in the International segment,
•gains totaling $197.4 million, from the divestiture of the Spicetec and JM Swank businesses,
•charges totaling $93.3 million related to the early retirement of debt,
•a decrease in salaries expenses of $89.2 million,
•expenses of $35.9 million in connection with our SCAE Plan,
•a decrease in pension and postretirement expense of $16.8 million,
•a decrease in advertising and promotion spending of $26.9 million,
•a decrease in incentive compensation expense of $21.7 million
•a decrease in self-insured healthcare expenses of $14.4 million,
•expense of $13.8 million in connection with a salaried pension plan lump sum settlement, and

•
a benefit of $6.7 million related to the reversal of a lease put option accrual upon expiration of the lease, partially offset by the amortization of put options of $4.9 million (see Note 6 to the Unaudited Condensed Consolidated Financial Statements contained in this report for further information).

SG&A expenses for the first three quarters of fiscal 2016 included expenses of $214.1 million in connection with our restructuring plans and charges of $23.9 million related to the early retirement of debt.
Operating Profit (Earnings before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

	Operating Profit
($ in millions)	Thirteen weeks ended			Thirty-nine weeks ended
Reporting Segment	February 26, 2017	February 28, 2016	% Inc (Dec)	February 26, 2017	February 28, 2016	% Inc (Dec)
Grocery & Snacks	$201.9	$153.4	32%	$602.7	$478.6	26%
Refrigerated & Frozen	128.9	116.8	10%	339.0	321.7	5%
International	18.1	16.4	10%	(157.8)	53.0	N/A
Foodservice	27.8	27.9	—%	81.4	74.5	9%
Commercial	(0.2)	10.2	N/A	202.6	35.3	474%
Grocery & Snacks operating profit for the third quarter of fiscal 2017 was $201.9 million, an increase of $48.5 million, or 32%, compared to the third quarter of fiscal 2016. Gross profits were $27.5 million higher in the third quarter of fiscal 2017 than in the third quarter of fiscal 2016. The higher gross profit was driven by reduced trade promotions, improved plant productivity, and lower commodity input costs, partially offset by lower sales volumes, due in part to pricing actions on certain products. SG&A expenses decreased by $21.0 million in the third quarter of fiscal 2017, as compared to the third quarter of fiscal 2016, largely as a result of cost reductions achieved through our restructuring plans. Operating profit of the Grocery & Snacks segment was impacted by charges of $9.1 million and $43.2 million in connection with our restructuring plans in the third quarter of fiscal 2017 and 2016, respectively.
Grocery & Snacks operating profit for the first three quarters of fiscal 2017 was $602.7 million, an increase of $124.1 million, or 26%, compared to the first three quarters of fiscal 2016. Gross profits were $47.3 million higher in the first three quarters of fiscal 2017 than in the first three quarters of fiscal 2016. The higher gross profit was driven by reduced trade promotions, improved plant productivity, and lower commodity input costs, partially offset by lower sales volumes, due in part to pricing actions on certain products. SG&A expenses decreased by $76.8 million in the first three quarters of fiscal 2017, as compared to the first three quarters of fiscal 2016, largely as a result of cost reductions achieved through our restructuring plans, as well as a $15.8 million reduction in advertising and promotion expenses. Operating profit of the Grocery & Snacks segment was impacted by charges of $15.4 million and $47.9 million in connection with our restructuring plans in the first three quarters of fiscal 2017 and 2016, respectively.
Refrigerated & Frozen operating profit for the third quarter of fiscal 2017 was $128.9 million, an increase of $12.1 million, or 10%, compared to the third quarter of fiscal 2016. Gross profits were $2.4 million lower in the third quarter of fiscal 2017 than in the third quarter of fiscal 2016, driven by decreased sales volumes, partially offset by the impact of lower commodity input costs, increased net pricing primarily as a result of reduced trade promotions, and improved plant productivity. Operating profit of the Refrigerated & Frozen segment was impacted by a benefit of $1.1 million and charges of $4.8 million in connection with our restructuring plans in the third quarter of fiscal 2017 and 2016, respectively.
Refrigerated & Frozen operating profit for the first three quarters of fiscal 2017 was $339.0 million, an increase of $17.3 million, or 5%, compared to the first three quarters of fiscal 2016. Gross profits were $21.7 million lower in the first three quarters of fiscal 2017 than in the first three quarters of fiscal 2016, driven by decreased sales volumes, partially offset by the impact of lower commodity input costs, increased net pricing primarily as a result of reduced trade promotions, and improved plant productivity. SG&A expenses decreased by $39.0 million in the first three quarters of fiscal 2017, as compared to the first three quarters of fiscal 2016, largely as a result of cost reductions achieved through our restructuring plans, as well as a $9.5 million reduction in advertising and promotion expenses. Operating profit of the Refrigerated & Frozen segment was impacted by charges totaling approximately $7.7 million in the first three quarters of fiscal 2017 related to a product recall, as well as charges of $6.1 million and $15.0 million in connection with our restructuring plans in the first three quarters of fiscal 2017 and 2016, respectively.
International operating profit for the third quarter of fiscal 2017 was $18.1 million, an increase of $1.7 million, or 10%, compared to the third quarter of fiscal 2016. Gross profits were $1.3 million lower and SG&A expenses were $3.0 million lower in the third quarter of fiscal 2017 than in the third quarter of fiscal 2016.
International incurred an operating loss for the first three quarters of fiscal 2017 of $157.8 million and earned an operating profit of $53.0 million in the first three quarters of fiscal 2016. The operating loss in the first three quarters of fiscal 2017 includes charges totaling $207.5 million for the impairment of goodwill and an intangible brand asset in our Canadian and Mexican operations. Gross profits were $10.9 million lower in the first three quarters of fiscal 2017 than in the first three quarters of fiscal 2016, driven by the impact of foreign exchange rates. Operating profits were negatively impacted by $9.5 million from the impact of foreign exchange rates in the first three quarters of fiscal 2017 relative to the first quarter of fiscal 2016.
Foodservice operating profit for the third quarter of fiscal 2017 was $27.8 million, relatively flat compared to the third quarter of fiscal 2016. Gross profits were $4.3 million lower in the third quarter of fiscal 2017 than in the third quarter of fiscal 2016. The lower gross profit primarily reflected the impact of exiting a non-core business.
Foodservice operating profit for the first three quarters of fiscal 2017 was $81.4 million, an increase of $6.9 million, or 9%, compared to the first three quarters of fiscal 2016. Gross profits were $2.8 million lower in the first three quarters of fiscal 2017 than in the first three quarters of fiscal 2016. Foodservice realized lower gross margins from egg-based products in the first three quarters of fiscal 2017, as the impact from the egg supply disruption due to an avian influenza outbreak benefited results in the first three quarters of fiscal 2016. This was offset by an inventory write-down in the second quarter of fiscal 2016 at a foreign popcorn business that we have since exited. Operating profit of the Foodservice segment was impacted by charges of $1.8 million in the first three quarters of fiscal 2017 in connection with our restructuring plans.
Commercial operating loss for the third quarter of fiscal 2017 was $0.2 million, as compared to a $10.2 million operating profit in the third quarter of fiscal 2016. Commercial operating profit was $202.6 million in the first three quarters of fiscal 2017 and $35.3 million in the first three quarters of fiscal 2016. The Company sold the Spicetec and JM Swank businesses in the first quarter of fiscal 2017, recognizing pre-tax gains totaling $197.4 million. The Spicetec and JM Swank businesses comprise the entire Commercial segment following the presentation of Lamb Weston as discontinued operations. There are no further operations in the Commercial segment.
Interest Expense, Net
Net interest expense was $45.7 million and $76.4 million for the third quarter of fiscal 2017 and 2016, respectively. Net interest expense was $158.0 million and $235.7 million for the first three quarters of fiscal 2017 and 2016, respectively. The decrease reflects the repayment of $2.2 billion, $550 million, and $473 million of debt in the third quarter of fiscal 2016, the first quarter of fiscal 2017, and the third quarter of fiscal 2017, respectively, as well as the exchange of $1.4 billion of debt in connection with the Spinoff of Lamb Weston during the second quarter of 2017.

Income Taxes
In the third quarter of fiscal 2017 and 2016, our income tax expense from continuing operations was $67.9 million and $33.6 million, respectively. Income tax expense from continuing operations for the first three quarters of fiscal 2017 and 2016 was $315.5 million and $126.0 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 27% and 32% for the third quarter of fiscal 2017 and 2016, respectively. The effective tax rate from continuing operations was 45% and 34% for the first three quarters of fiscal 2017 and 2016, respectively. The lower effective tax rate in the third quarter of fiscal 2017 reflects an income tax benefit associated with certain foreign incentives. The effective tax rate for the first three quarters of fiscal 2017 reflects the previous item, as well as the following:

•	additional tax expense associated with non-deductible goodwill sold in connection with the divestitures of the Spicetec and JM Swank businesses,

•	additional tax expense associated with non-deductible goodwill in our Mexican and Canadian businesses, for which an impairment charge was recognized,

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
Equity Method Investment Earnings
Equity method investment earnings were $21.8 million and $8.6 million for the third quarter of fiscal 2017 and 2016, respectively. Equity method investment earnings were $52.1 million and $50.7 million for the first three quarters of fiscal 2017 and 2016, respectively. The increases are reflective of higher profits from the Ardent Mills joint venture due to more favorable wheat market conditions as well as improved operational effectiveness.
Results of Discontinued Operations
Our discontinued operations generated after-tax income of $0.7 million and $134.9 million for the third quarter of fiscal 2017 and 2016, respectively. Results reflected the operations of Lamb Weston through the date of its Spinoff in November 2016, as well as the results of the Private Brands business prior to its divestiture in the second half of fiscal 2016. We incurred significant costs associated with effecting the Spinoff. These costs are included in results of discontinued operations.
Our discontinued operations generated income of $103.7 million and an after-tax loss of $1.03 billion for the first three quarters of fiscal 2017 and 2016, respectively. We recognized a pre-tax charge of $22.5 million ($22.1 million after-tax) and $1.92 billion ($1.44 billion after-tax) in the third quarter and first three quarters of fiscal 2016, respectively, to reflect our loss from the sale of the Private Brands business.
Earnings (Loss) Per Share
Diluted earnings per share in the third quarter of fiscal 2017 were $0.41. Diluted earnings per share in the third quarter of fiscal 2016 was $0.46, including earnings of $0.16 per diluted share from continuing operations and $0.30 per diluted share from discontinued operations.
Diluted earnings per share in the first three quarters of fiscal 2017 were $1.11, including earnings of $0.89 per diluted share from continuing operations and $0.22 per diluted share from discontinued operations. Diluted loss per share in the first three quarters of fiscal 2016 was $1.83, including earnings of $0.56 per diluted share from continuing operations and a loss of $2.39 per diluted share from discontinued operations.

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

During the third quarter of fiscal 2017, we entered into a revolving credit agreement (the “Credit Agreement”) with a syndicate of financial institutions that provides for an unsecured revolving credit facility in a maximum aggregate principal amount outstanding at any one time of $1.25 billion (subject to increase to a maximum aggregate principal amount of $1.75 billion). This revolving credit facility replaced our existing revolving credit facility. We have historically used a credit facility principally as a back-up for our commercial paper program. As of February 26, 2017, there were no outstanding borrowings under the facility. The Credit Agreement contains customary affirmative and negative covenants for unsecured investment grade credit facilities of this type. It requires our ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense to be not less than 3.0 to 1.0 and our ratio of funded debt to EBITDA to be not greater than 3.75 to 1.0, with each ratio to be calculated on a rolling four-quarter basis. As of February 26, 2017, we were in compliance with all financial covenants under the Credit Agreement.
As of February 26, 2017 and May 29, 2016, we had no amounts outstanding under our commercial paper program.
As of February 26, 2017, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.
We repurchase shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. During the second quarter of fiscal 2017, the Board of Directors approved an increase to its existing share repurchase program, authorizing an additional $1.25 billion of expenditures on the program. The increased share repurchase program has no expiration date. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. We repurchased 15.1 million shares of our common stock under this program in the first three quarters of fiscal 2017 for an aggregate of $594.6 million. The Company's total remaining share repurchase authorization as of February 26, 2017 was $787.3 million.
On November 9, 2016, we completed the Spinoff of Lamb Weston. In connection with the Spinoff, Lamb Weston issued to us $1.54 billion aggregate principal amount of senior notes (the “Lamb Weston notes”). On November 9, 2016, we exchanged the Lamb Weston notes for approximately $250.2 million aggregate principal amount of our 5.819% senior notes due 2017, $880.4 million aggregate principal amount of our 1.9% senior notes due 2018, $154.9 million aggregate principal amount of our 2.1% senior notes due 2018, $86.9 million aggregate principal amount of our 7.0% senior notes due 2019, and $71.1 million aggregate principal amount of our 4.95% senior notes due 2020 (collectively, the “Conagra notes”), which had been purchased in the open market by certain investment banks prior to the Spinoff. Following the exchange, we cancelled the Conagra notes. We also received a cash payment of $823.5 million from Lamb Weston as consideration for the Spinoff. To preserve the tax-free nature of the Spinoff, we were required to use the proceeds of this cash payment within twelve months of receiving it, and were only able to use the proceeds for share repurchases, repayment of debt incurred prior to July 8, 2016, and dividends on shares of our common stock. As of February 26, 2017, all such cash proceeds had been deployed for the repayment of debt and share repurchases.
On April 2, 2017, our Board of Directors authorized a quarterly dividend payment of $0.20 per share, which will be paid on May 30, 2017 to stockholders of record as of the close of business on April 28, 2017.
During the second quarter of fiscal 2017, we provided a voluntary lump-sum settlement offer to certain terminated vested participants in our salaried pension plan. During the third quarter of fiscal 2017, $287.5 million was distributed to such participants from pension plan assets in connection with this offer.
During the first quarter of fiscal 2017, we repaid the entire principal balance of $550.0 million of our floating rate notes on the maturity date of July 21, 2016. During the third quarter of fiscal 2017, we repaid the remaining principal balance of $224.8 million of our 5.819% senior notes due 2017 and $248.2 million principal amount of our 7.0% senior notes due 2019, in each case prior to maturity, resulting in a net loss from the early retirement of debt of $32.7 million.
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
Cash Flows
During the first three quarters of fiscal 2017, we used $150.9 million of cash, which was the net result of $846.5 million generated from operating activities, $111.2 million provided by investing activities, and $1.11 billion used in financing activities.

Cash generated from operating activities of continuing operations totaled $803.5 million in the first three quarters of fiscal 2017, as compared to $274.3 million generated in the first three quarters of fiscal 2016. Higher operating cash flows were generated by increased operating profits in the first three quarters of fiscal 2017, compared to the first three quarters of fiscal 2016. The higher operating profits were achieved by reducing SG&A expenses, in large part enabled by our restructuring plans, as well as by achieving improved gross margins. The increase was also driven by the timing of income tax payments (a capital loss generated in fiscal 2016 was utilized in fiscal 2017, such that no income tax payments were required to be made for the gain realized upon the sale of the Spicetec and JM Swank businesses), significantly lower inventory build, due to lower sales volumes and lower per case cost of inventories, increase in accounts payable balance due to extension of certain vendor terms, and reductions of interest payments due to significant debt repayments in fiscal 2017 and 2016. Also, incentive compensation payments in the first three quarters of fiscal 2017 (earned in fiscal 2016) were $73.8 million higher than such payments made in the first three quarters of fiscal 2016 (earned in fiscal 2015).
The operating activities of discontinued operations generated $43.0 million for the third quarter of fiscal 2017 and generated $464.3 million in the first three quarters of fiscal 2016. This reflects the activities of the Private Brands business we sold in the third quarter of fiscal 2016 and those of the Lamb Weston business that were spun off on November 9, 2016. Operating cash flows of discontinued operations in the first three quarters of fiscal 2017 were also impacted by expenses related to the Spinoff.
Cash provided by investing activities of continuing operations totaled $234.9 million in the first three quarters of fiscal 2017 compared to cash used of $161.8 million in the first three quarters of fiscal 2016. Investing activities of continuing operations in the first three quarters of fiscal 2017 consisted primarily of the proceeds from the divestitures of the Spicetec and JM Swank businesses totaling $489.0 million in the aggregate, partially offset by capital expenditures of $158.5 million, which included several significant plant expansions and improvements, and the purchase of the operating assets of Frontera Foods, Inc. and Red Fork LLC totaling $108.1 million, net of cash acquired. Investing activities of continuing operations in the first three quarters of fiscal 2016 consisted primarily of capital expenditures of $171.1 million.
Cash used in investing activities of discontinued operations in the first three quarters of fiscal 2017 resulted primarily from capital expenditures. Cash provided by investing activities of discontinued operations in the first three quarters of fiscal 2016 resulted primarily from the proceeds of the divestiture of our Private Brands business totaling $2.61 billion, net of cash transferred and closing costs, partially offset by capital expenditures of $203.9 million.
Cash used in financing activities totaled $1.11 billion in the first three quarters of fiscal 2017 and $2.67 billion in the first three quarters of fiscal 2016. Financing activities of continuing operations in the first three quarters of fiscal 2017 consisted primarily of long-term debt repayments totaling $1.06 billion, cash dividends paid of $328.9 million and common stock repurchases totaling $594.6 million. Proceeds from employee stock option exercises and the issuance of other stock awards were $66.6 million in the first three quarters of fiscal 2017.
Cash used in financing activities of continuing operations in the first three quarters of fiscal 2016 reflected debt repayments of $2.52 billion and dividends paid of $323.5 million, partially offset by proceeds from employee stock option exercises of $164.6 million.
Cash provided by financing activities of discontinued operations principally comprises borrowings by Lamb Weston which were transferred in connection with the Spinoff.
The Company had cash and cash equivalents of $683.6 million at February 26, 2017 and $798.1 million at May 29, 2016, of which $230.5 million at February 26, 2017 and $105.3 million at May 29, 2016 was held in foreign countries. The Company makes an assertion regarding the amount of earnings intended for permanent reinvestment outside the U.S., with the balance available to be repatriated to the U.S. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. No related tax liability has been accrued as of February 26, 2017. At February 26, 2017, management does not intend to permanently repatriate additional foreign cash. Any future decision to repatriate foreign cash could result in an adjustment to the deferred tax liability after considering available foreign tax credits and other tax attributes. It is not practicable to determine the amount of any such deferred tax liability at this time.
Our estimate of capital expenditures for fiscal 2017 is approximately $280 million. For the first three quarters of fiscal 2017, we have funded $158.5 million of capital expenditures.
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
We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements with these entities include fixed-price purchase options for the assets being leased. The lease agreements also contain contingent put options (the “lease put options”) that allow the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease agreement in place (the “put price”) in certain limited circumstances. As a result of substantial impairment charges related to our divested Private Brands operations, these lease put options are exercisable now and remain exercisable until generally 30 days after the end of the respective lease agreements. We are amortizing the difference between the estimated put price and the estimated fair value (without a lease agreement in place) of each respective property over the remaining respective lease term within selling, general and administrative expenses. As of February 26, 2017, the estimated amount by which the put prices exceeded the fair values of the related properties was $51.8 million, of which we have accrued $7.4 million. As these buildings are worth considerably more when under lease agreements than when vacant, we may be able to mitigate some, or all, of the financial exposure created by the put options by maintaining active lease agreements and/or by subleasing the buildings to credit worthy tenants. We do not expect to ultimately incur material financial losses as a result of the potential exercise of the lease put options by the lessors. During the third quarter of fiscal 2017, one of these lease agreements expired. As a result of this expiration, we reversed the applicable accrual and recognized a benefit of $6.7 million in selling, general and administrative expenses. These leases are accounted for as operating leases, and accordingly, there are no material assets or liabilities, other than the accrued portion of the put price, associated with these entities included in the Condensed Consolidated Balance Sheets contained in this report. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of these entities. In making this determination, we have considered, among other items, the terms of the lease agreements, the expected remaining useful lives of the assets leased, and the capital structure of the lessor entities.

OBLIGATIONS AND COMMITMENTS
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt, notes payable, and capital lease obligations, which totaled $3.0 billion as of February 26, 2017, were recognized as liabilities in the Condensed Consolidated Balance Sheets contained in this report. Operating lease obligations and unconditional purchase obligations, which totaled $1.2 billion as of February 26, 2017, were not recognized as liabilities in the Condensed Consolidated Balance Sheets contained in this report, in accordance with generally accepted accounting principles.
A summary of our contractual obligations as of February 26, 2017 was as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$2,821.3	$119.6	$70.1	$322.6	$2,309.0
Capital lease obligations	133.2	9.4	17.0	17.2	89.6
Operating lease obligations	227.8	39.5	58.8	31.3	98.2
Purchase obligations[1] and other contracts	1,082.4	853.9	120.2	90.5	17.8
Notes payable	3.7	3.7	—	—	—
Total	$4,268.4	$1,026.1	$266.1	$461.6	$2,514.6
1 Amount includes open purchase orders and agreements, some of which are not legally binding and/or may be cancellable. Such agreements are generally settleable in the ordinary course of business in less than one year.
We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average coupon interest rate of the long-term debt obligations outstanding as of February 26, 2017 was approximately 5.3%.
The operating lease obligations noted in the table above have not been reduced by non-cancellable sublease rentals of $1.7 million.
As of May 29, 2016, we had aggregate unfunded pension obligations totaling $943.6 million. As of February 26, 2017, primarily as a result of the remeasurements, we had aggregate unfunded pension obligations totaling $775.7 million. This amount is not included in the table above, and we do not expect to be required to make payments to fund these amounts in the foreseeable future. Based on current statutory requirements, we are not obligated to fund any amount to our qualified pension plans during the next twelve months. We estimate that we will make payments of approximately $10.2 million over the next twelve months to fund current benefits of nonqualified pension plans. See Note 14, Pension and Postretirement Benefits, to the Condensed Consolidated Financial Statements

contained in this report and the Company’s Annual Report on Form 10-K for the year ended May 29, 2016, Critical Accounting Estimates - Employment Related Benefits, for further discussion of our pension obligations and factors that could affect estimates of this liability.
As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in the Condensed Consolidated Balance Sheets contained in this report. A summary of our commitments, including commitments associated with equity method investments, as of February 26, 2017 was as follows:

	Amount of Commitment Expiration Per Period (in millions)
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby repurchase obligations	$1.9	$0.5	$0.5	$0.5	$0.4
Other commitments	2.1	2.0	0.1	—	—
Total	$4.0	$2.5	$0.6	$0.5	$0.4
In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases resulting from the divestiture of the JM Swank business completed in the first quarter of fiscal 2017. As of February 26, 2017, the remaining terms of these arrangements do not exceed six years and the maximum amount of future payments we have guaranteed was $4.7 million.
In certain limited situations, we also guarantee obligations of the Lamb Weston business pursuant to guarantee arrangements that existed prior to the Spinoff and remained in place following completion of the Spinoff until such guarantee obligations are substituted for guarantees issued by Lamb Weston. Such guarantee arrangements are described below. Pursuant to the Separation and Distribution Agreement, dated as of November 8, 2016 (the “Separation Agreement”), between us and Lamb Weston, these guarantee arrangements are deemed liabilities of Lamb Weston that were transferred to Lamb Weston as part of the Spinoff. Accordingly, in the event that we are required to make any payments as a result of these guarantee arrangements, Lamb Weston is obligated to indemnify us for any such liability, reduced by any insurance proceeds received by us, in accordance with the terms of the indemnification provisions under the Separation Agreement.
Lamb Weston is a party to a warehouse services agreement with a third-party warehouse provider through July 2035. Under this agreement, Lamb Weston is required to make payments for warehouse services based on the quantity of goods stored and other service factors. We have guaranteed the warehouse provider that we will make the payments required under the agreement in the event that Lamb Weston fails to perform. Minimum payments of $1.5 million per month are required under this agreement. It is not possible to determine the maximum amount of the payment obligations under this agreement. Upon completion of the Spinoff, we recognized a liability for the estimated fair value of this guarantee in other noncurrent liabilities. As of February 26, 2017, the amount of this guarantee was $30.1 million.
Federal income tax credits were generated in connection with Lamb Weston’s sweet potato production facility in Delhi, Louisiana. Third parties invested in these income tax credits. We have guaranteed these third parties the face value of the income tax credits over their statutory lives, through fiscal 2017, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $26.7 million as of February 26, 2017. We believe the likelihood of recapture or reduction of the income tax credits is remote.
The obligations and commitments tables above do not include any reserves for uncertainties in income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at February 26, 2017 was $30.9 million. The net amount of unrecognized tax benefits at February 26, 2017, that, if recognized, would impact our effective tax rate was $22.7 million. Recognition of these tax benefits would have a favorable impact on our effective tax rate.

CRITICAL ACCOUNTING ESTIMATES
A discussion of our critical accounting estimates can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Part I, Item 7, of our Annual Report on Form 10-K for the fiscal year ended May 29, 2016. There were no material changes to the previously disclosed, except for the following:

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
Other than the changes noted below, there have been no material changes in our market risk during the thirty-nine weeks ended February 26, 2017. For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 29, 2016.
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
The carrying amount of long-term debt (including current installments) was $3.0 billion as of February 26, 2017. Based on current market rates, the fair value of this debt at February 26, 2017 was estimated at $3.3 billion. As of February 26, 2017, a 1% increase in the interest rates would decrease the fair value of our fixed rate debt by approximately $199.1 million, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $221.1 million.
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
Value-at-Risk (VaR)
We employ various tools to monitor our derivative risk, including value-at-risk (“VaR”) models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95% confidence level. Accordingly, in any given one day time period, losses greater than the amounts included in the table below are expected to occur only 5% of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, and foreign exchange positions (including discontinued operations) over the thirty-nine weeks ended February 26, 2017 and February 28, 2016.

	Fair Value Impact
In Millions	Average During Thirty-nine Weeks Ended February 26, 2017	Average During Thirty-nine Weeks Ended February 28, 2016
Energy commodities	$0.4	$0.7
Agriculture commodities	0.5	1.8
Foreign exchange	0.2	0.1

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of February 26, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.
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

Part II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In fiscal 1991, we acquired Beatrice Company (“Beatrice”). As a result of the acquisition of Beatrice and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, our condensed consolidated post-acquisition financial statements reflect liabilities associated with the estimated resolution of these contingencies. Such liabilities include various litigation and environmental proceedings related to businesses divested by Beatrice prior to our acquisition of Beatrice. The environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 37 Superfund, proposed Superfund, or state-equivalent sites (the "Beatrice sites"). These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 33 of these sites. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $52.8 million as of February 26, 2017, a majority of which relates to the Superfund and state-equivalent sites referenced above. During the third quarter of fiscal 2017, a final Remedial Investigation/Feasibility Study was submitted for the Wells G&H-Southwest Properties Superfund site, which is one of the Beatrice sites. The U.S. Environmental Protection Agency (the “EPA”) has indicated that it will issue a Record of Decision for this site shortly and subsequently enter into negotiations with potentially responsible parties to determine a final Remedial Design/Remedial Action plan for the site. While we believe that it is unlikely, it is reasonably possible that the EPA’s decision and negotiations relating thereto may result in material liability, but we are, at this time, unable to estimate a range of potential outcomes.
We are party to a number of lawsuits and claims arising out of our ongoing business operations. These included lawsuits, claims, and other proceedings related to the February 2007 recall of our peanut butter products, including an investigation by the U.S. Attorney’s office in Georgia and the Consumer Protection Branch of the Department of Justice into the February 2007 recall. In May 2015, we negotiated a resolution of this matter, which resulted in an executed plea agreement. On December 13, 2016, ConAgra Grocery Products Company, LLC, a subsidiary of the Company (“ConAgra Grocery Products”), pleaded guilty to a single misdemeanor violation of the Food, Drug & Cosmetics Act. The U.S. District Court for the Middle District of Georgia accepted the plea and imposed the agreed sentence pursuant to the terms of the plea agreement. ConAgra Grocery Products has made payments totaling $11.2 million to the federal government, and the matter has been concluded.
We are party to a number of putative class action lawsuits challenging various product claims made in the Company’s product labeling. These matters include Briseno v. ConAgra Foods, Inc., in which it is alleged that the labeling for Wesson oils as 100% natural is false and misleading because the oils contain genetically modified plants and organisms. In February 2015, the U.S. District Court for the Central District of California granted class certification to permit plaintiffs to pursue state law claims. The Company appealed to the United States Court of Appeals for the Ninth Circuit which affirmed class certification in January 2017. While we cannot predict with certainty the results of this or any other legal proceeding, we do not expect this matter to have a material adverse effect on our financial condition, results of operations, or business.
For additional information on legal proceedings, please refer to Note 13 to the Condensed Consolidated Financial Statements contained in this report, Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the year ended May 29, 2016, Note 17 “Contingencies” to the consolidated financial statements contained therein, and Part II, Item 1 "Legal Proceedings" in each of our subsequent Quarterly Reports on Form 10-Q.

ITEM 1A. RISK FACTORS
A discussion of our risk factors can be found in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended May 29, 2016, our Quarterly Report on Form 10-Q for the period ended November 27, 2016, and our other filings with the SEC. During the third quarter of fiscal 2017, there were no material changes to our previously disclosed risk factors during.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the total number of shares of common stock purchased during the third quarter of fiscal 2017, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares (or units) Purchased	Average Price Paid per Share (or unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
November 28 through December 25, 2016	3,521,840	$37.33	3,521,840	$1,042,878,000
December 26 through January 22, 2017	1,369,078	38.74	1,369,078	989,843,000
January 23 through February 26, 2017	5,745,933	39.55	5,745,933	762,616,000
Total Fiscal 2017 Third Quarter Activity	10,636,851	38.71	10,636,851	762,616,000
 ________________

(1)
Pursuant to publicly announced share repurchase programs from December 2003, we have repurchased approximately 183.9 million shares at a cost of $4.8 billion through February 26, 2017. On December 14, 2011, we announced that our Board of Directors approved a $750.0 million increase to our share repurchase authorization, and on October 11, 2016, we announced that our Board of Directors approved a further increase of $1.25 billion. This authorization was contingent on the completion of the Spinoff. The increased share repurchase program is effective and has no expiration date.

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
Robert G. Wise
Senior Vice President and Corporate Controller
Dated this 4th day of April, 2017.

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

2.1*	Second Amendment to Stock Purchase Agreement, dated as of February 14, 2017, by and between Bay Valley Foods LLC and Conagra Brands, Inc.

3.1
Amended and Restated Certificate of Incorporation of Conagra Brands, Inc., incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2016

3.2	Amended and Restated Bylaws of Conagra Brands, Inc., as amended, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2015

10.1	Amendment Six to ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), dated December 22, 2016

10.2	Amendment Three to ConAgra Foods, Inc. Nonqualified Pension Plan (January 1, 2009 Restatement), dated December 22, 2016

10.3
Revolving Credit Agreement, dated as of February 16, 2017, among Conagra Brands, Inc., Bank of America N.A., as administrative agent and a lender, JPMorgan Chase Bank, N.A. as syndication agent and a lender, and other financial institutions party thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2017

12	Statement regarding computation of ratio of earnings to fixed charges

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificates

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 26, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

* Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementally to the SEC a copy of any omitted exhibits and schedules upon request.