Form 10-K
period 2017-05-28
CONAGRA BRANDS INC.
filed 2017-07-21
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 28, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
Commission File No. 1-7275
_________________________________________________
CONAGRA BRANDS, INC.
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer    ☐  (Do not check if a smaller reporting company)
Smaller reporting company   ☐ Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑
The aggregate market value of the voting common stock of Conagra Brands, Inc. held by non-affiliates on November 25, 2016 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $16,411,859,981 based upon the closing sale price on the New York Stock Exchange on such date.
At June 25, 2017, 416,596,438 common shares were outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement for the Registrant's 2017 Annual Meeting of Stockholders (the "2017 Proxy Statement") are incorporated by reference into Part III.

PART I

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results, performance or achievements could differ materially from those projected in the forward-looking statements as a result of a number of risks, uncertainties, and other factors. For a discussion of important factors that could cause our results, performance, or achievements to differ materially from any future results, performance, or achievements expressed or implied by our forward-looking statements, please refer to Item 1A, Risk Factors and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations below.
ITEM 1. BUSINESS
General Development of Business
Conagra Brands, Inc., a Delaware corporation, together with its consolidated subsidiaries (collectively, the "Company", "we", "our", or "us"), is one of North America's leading branded food companies. Guided by an entrepreneurial spirit, the Company combines a rich heritage of making great food with a sharpened focus on innovation. The Company's portfolio is evolving to satisfy people's changing food preferences. Its iconic brands such as Marie Callender's®, Reddi-wip®, Hunt's®, Healthy Choice®, Slim Jim®, Orville Redenbacher's®, as well as emerging brands, including Alexia®, Blake's®, and Frontera®, offer choices for every occasion.
We began as a Midwestern flour-milling company and entered other commodity-based businesses throughout our history. We were initially incorporated as a Nebraska corporation in 1919 and reincorporated as a Delaware corporation in December 1975. Over time, we transformed into the branded, pure-play consumer packaged goods food company we are today. We achieved this through various acquisitions, including consumer food brands such as Banquet®, Chef Boyardee®, Marie Callender’s®, Alexia®, Blake's®, Frontera®, Duke’s®, BIGS®, and divestitures. We have divested our Lamb Weston business, Private Brands business, Spicetec Flavors & Seasonings business, JM Swank business, milling business, dehydrated and fresh vegetable operations, and a trading and merchandising business, among others. Growing our food businesses has also been fueled by innovation, organic growth of our brands, and expansion into adjacent categories. We are focused on delivering sustainable, profitable growth with strong and improving returns on our invested capital.
On November 9, 2016, we completed the spinoff of Lamb Weston Holdings, Inc. ("Lamb Weston") through a distribution of 100% of our interest in Lamb Weston to holders of outstanding shares of our common stock (the "Spinoff"). The transaction effecting this change was structured as a tax-free spinoff.
In January 2013, we acquired Ralcorp Holdings, Inc. ("Ralcorp"), a manufacturer of private branded food. Since the acquisition of Ralcorp, we focused on addressing executional shortfalls and customer service issues intended to improve operating performance for our Private Brands business. However, after further review of the Private Brands business, we changed our strategic direction and divested the Private Brands business in the third quarter of fiscal 2016.
In fiscal 2017, we completed the relocation of our corporate headquarters to Chicago, Illinois. Our efficiency and effectiveness initiatives continue to be implemented with a high degree of customer focus, food safety and quality, and commitment to our people.
Financial Information about Reporting Segments
In the first quarter of fiscal 2017, in anticipation of the Spinoff, we reorganized our reporting segments. We now reflect our results of operations in five reporting segments: Grocery & Snacks, Refrigerated & Frozen, International, Foodservice, and Commercial. The contributions of each reporting segment to net sales, operating profit, and identifiable assets are set forth in Note 21 "Business Segments and Related Information" to the consolidated financial statements.
Narrative Description of Business
We compete throughout the food industry and focus on adding value for our customers who operate in the retail food and foodservice channels.
Our operations, including our reporting segments, are described below. Our locations, including manufacturing facilities, within each reporting segment, are described in Item 2, Properties.

Reporting Segments
Our reporting segments are as follows:
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
Foodservice
The Foodservice reporting segment includes branded and customized food products, including meals, entrees, sauces, and a variety of custom-manufactured culinary products packaged for sale to restaurants and other foodservice establishments in the United States.
Commercial Foods
The Commercial reporting segment included commercially branded and private label food and ingredients, which were sold primarily to commercial, restaurant, foodservice, food manufacturing, and industrial customers. The segment's primary food items included a variety of vegetable, spice, and frozen bakery goods, which were sold under brands such as Spicetec Flavors & Seasonings®. In the first quarter of fiscal 2017, we sold our Spicetec and JM Swank businesses. These businesses comprise the entire Commercial segment following the presentation of Lamb Weston as discontinued operations.
Unconsolidated Equity Investments
We have three unconsolidated equity investments. Our most significant equity method investment is a milling business (see "Formation of Ardent Mills" below).
Acquisitions
In March 2017, we acquired protein-based snacking businesses Thanasi Foods LLC, maker of Duke’s® meat snacks, and BIGS LLC, maker of BIGS® seeds. These businesses are included in the Grocery & Snacks segment.
In September 2016, we acquired the operating assets of Frontera Foods, Inc. and Red Fork LLC, including the Frontera®, Red Fork®, and Salpica® brands (the "Frontera acquisition"). These businesses make authentic, gourmet Mexican food products and contemporary American cooking sauces. These businesses are reflected principally within the Grocery & Snacks segment, and to a lesser extent within the Refrigerated & Frozen and International segments.
In May 2015, we acquired Blake's All Natural Foods, a family-owned company specializing in frozen meals, including pot pies, casseroles, pasta dishes, and other entrees. This business is included in the Refrigerated & Frozen segment.
Divestitures
In the fourth quarter of fiscal 2017, we announced a definitive agreement to sell our Wesson® oil business. The sale remains subject to customary closing conditions, including receipt of regulatory approvals.

On November 9, 2016, we completed the Spinoff of our Lamb Weston business. As of such date, we did not beneficially own any equity interest in Lamb Weston and no longer consolidated Lamb Weston into our financial results. We reflected the results of this business as discontinued operations for all periods presented. The assets and liabilities of the Lamb Weston business have been reclassified as assets and liabilities of discontinued operations within our Consolidated Balance Sheets for the period presented prior to the Spinoff.
In the first quarter of fiscal 2017, we completed the sales of our Spicetec Flavors & Seasonings business ("Spicetec") and our JM Swank business for combined proceeds of $489.0 million. The results of operations of Spicetec and JM Swank are included in the Commercial segment.
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
Conagra Brands is a branded consumer packaged goods food company that operates in many sectors of the food industry, with a significant focus on the sale of branded, private branded, and value-added consumer food, as well as foodservice items and ingredients. We use many different raw materials, the bulk of which are commodities. The prices paid for raw materials used in making our food generally reflect factors such as weather, commodity market fluctuations, currency fluctuations, tariffs, and the effects of governmental agricultural programs. Although the prices of raw materials can be expected to fluctuate as a result of these factors, we believe such raw materials to be in adequate supply and generally available from numerous sources. From time to time, we have faced increased costs for many of our significant raw materials, packaging, and energy inputs. We seek to mitigate higher input costs through productivity and pricing initiatives, and the use of derivative instruments used to economically hedge a portion of forecasted future consumption.
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
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 24%, 23%, and 20% of consolidated net sales for fiscal 2017, 2016, and 2015, respectively.
At May 28, 2017, Conagra Brands and its subsidiaries had approximately 12,600 employees, primarily in the United States. Approximately 47% of our employees are parties to collective bargaining agreements. Of the employees subject to collective bargaining agreements, approximately 6% are parties to collective bargaining agreements scheduled to expire during fiscal 2018. We believe our relationships with employees and their representative organizations are good.
Research and Development
We employ processes at our principal manufacturing locations that emphasize applied research and technical services directed at product improvement and quality control. In addition, we conduct research activities related to the development of new products. Research and development expense was $44.6 million, $59.6 million, and $63.1 million in fiscal 2017, 2016, and 2015, respectively.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF JULY 21, 2017

Name	Title & Capacity	Age	Year First Appointed an Executive Officer
Sean M. Connolly	President and Chief Executive Officer	51	2015
David S. Marberger	Executive Vice President and Chief Financial Officer	52	2016
Colleen R. Batcheler	Executive Vice President, General Counsel and Corporate Secretary	43	2008
David B. Biegger	Executive Vice President, Chief Supply Chain Officer	58	2015
Charisse Brock	Executive Vice President, Chief Human Resources Officer	55	2015
Thomas M. McGough	President, Operating Segments	52	2013
Darren C. Serrao	Executive Vice President, Chief Growth Officer	51	2015
Robert G. Wise	Senior Vice President, Corporate Controller	49	2012
Mr. Connolly has served as our President and Chief Executive Officer and a member of the Board since April 6, 2015. Prior to that, he served as President and Chief Executive Officer and a director of The Hillshire Brands Company (a branded food products company) from June 2012 to August 2014, Executive Vice President of Sara Lee Corporation (the predecessor to Hillshire), and Chief Executive Officer, Sara Lee North American Retail and Foodservice, from January 2012 to June 2012. Prior to joining Hillshire, Mr. Connolly served as President of Campbell North America, the largest division of Campbell Soup Company (a branded convenience food products company), from October 2010 to December 2011, President, Campbell USA from 2008 to 2010, and President, North American Foodservice for Campbell from 2007 to 2008. Before joining Campbell in 2002, he served in various marketing and brand management roles at The Procter & Gamble Company (a consumer product goods company).
David S. Marberger has served as Executive Vice President and Chief Financial Officer since August 2016. Prior to joining Conagra Brands, he served as Chief Financial Officer of Prestige Brands Holdings, Inc. (a provider of over-the-counter healthcare products) from October 2015 until July 2016. Prior to that, Mr. Marberger served as the Senior Vice President and Chief Financial Officer of Godiva Chocolatier, Inc. (a global manufacturer and supplier of premium chocolates) from 2008 until October 2015. Prior to that, Mr. Marberger served Tasty Baking Company as Executive Vice President and Chief Financial Officer from 2006 to 2008 and as Senior Vice President and Chief Financial Officer from 2003 to 2006. From 1993 until 2003, he served in various roles at Campbell Soup Company, where he last held the position of Vice President, Finance, Food and Beverage Division.
Colleen R. Batcheler has served as Executive Vice President, General Counsel and Corporate Secretary since September 2009 and served as Senior Vice President, General Counsel and Corporate Secretary from February 2008 until September 2009. Ms. Batcheler joined Conagra Brands in June 2006 as Vice President, Chief Securities Counsel and Assistant Corporate Secretary. In September 2006, she was named Corporate Secretary. From 2003 until joining Conagra Brands, Ms. Batcheler served as Vice President and Corporate Secretary of Albertson's, Inc. (a retail food and drug chain). Prior to that, she served as Associate Counsel with The Cleveland Clinic Foundation (a non-profit academic medical center) and an associate with Jones Day (a law firm).
David B. Biegger has served as Executive Vice President and Chief Supply Chain Officer since October 2015. Prior to joining Conagra Brands, Mr. Biegger spent nearly 11 years at the Campbell Soup Company, where he served as Senior Vice President, Global Supply Chain from February 2014 until October 2015 and was responsible for the global supply chain of that company, including manufacturing, quality, safety, engineering, procurement, logistics, environmental sustainability and customer service. Prior to joining Campbell Soup Company, he spent 24 years in supply chain roles at Procter & Gamble Co. (a consumer goods corporation).

Charisse Brock has served as Executive Vice President and Chief Human Resources Officer since November 2015 and as Senior Vice President and Interim Chief Human Resources Officer from August 2015 until November 2015. Prior to serving in these roles, Ms. Brock served as Vice President of Human Resources for the Consumer Foods segment from September 2010 until August 2015. Ms. Brock joined Conagra Brands in 2004 as Director of Human Resources, supporting the Refrigerated Foods Group. Prior to joining Conagra Brands, she served for 15 years at The Quaker Oats Company (which was acquired by PepsiCo during her tenure) in its Consumer Foods Division.
Thomas M. McGough has served as President, Operating Segments since May 2017 and as President of Consumer Foods from May 2013 until May 2017. Mr. McGough joined Conagra Brands in 2007 as Vice President in the Consumer Foods organization and has provided leadership for many brand teams within Conagra Brands, including Banquet®, Hunt's®, and Reddi-wip®. He most recently served as President, Grocery Products from 2011 until May 2013, leading the largest business within the Consumer Foods segment. Mr. McGough has over 25 of experience in the branded packaged foods industry and began his career at H.J. Heinz in 1990.

Darren C. Serrao has served as Executive Vice President, Chief Growth Officer since August 2015. As head of the Growth Center of Excellence, Mr. Serrao leads efforts to bring together insights, innovation, research and development, and marketing teams to improve connectivity and boost speed-to-market; ensuring strong insights lead to relevant and timely products with the right marketing support. Prior to joining the Company, Mr. Serrao served as Senior Vice President, Chief Marketing and Commercial Officer at Campbell Soup Company from February 2015 until August 2015, during which period he led the company's U.S. consumer business (its largest line of business). Prior to that, he served as Vice President of Innovation and Business Development for Campbell North America from July 2011 until February 2015. Mr. Serrao has also held several profit and loss and marketing positions during his career, including roles with PepsiCo and Unilever.

Robert G. Wise has served as Senior Vice President, Corporate Controller since December 2012. Mr. Wise joined Conagra Brands in March 2003 and has held various positions of increasing responsibility with Conagra Brands, including Vice President, Assistant Corporate Controller from March 2006 until January 2012 and as Vice President, Corporate Controller from January 2012 until December 2012. Prior to joining Conagra Brands, Mr. Wise served in various roles at KPMG LLP (an accounting firm) from October 1995 to March 2003.

Foreign Operations
Foreign operations information is set forth in Note 21 "Business Segments and Related Information" to the consolidated financial statements.

Available Information
We make available, free of charge through the "Investors—Financial Reports & Filings" link on our Internet website at http://www.conagrabrands.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). We use our Internet website, through the "Investors" link, as a channel for routine distribution of important information, including news releases, analyst presentations, and financial information. The information on our website is not, and will not be deemed to be, a part of this annual report on Form 10-K or incorporated into any of our other filings with the SEC.

We have also posted on our website our (1) Corporate Governance Principles, (2) Code of Conduct, (3) Code of Ethics for Senior Corporate Officers, and (4) Charters for the Audit/Finance Committee, Nominating, Governance and Public Affairs Committee, and Human Resources Committee. Shareholders may also obtain copies of these items at no charge by writing to: Corporate Secretary, Conagra Brands, Inc., 222 Merchandise Mart Plaza, Suite 1300, Chicago, IL, 60654.

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
Volatility in financial markets and deterioration of national and global economic conditions could impact our business and operations in a variety of ways, including as follows:

•
consumers may shift purchases to more generic, lower-priced, or other value offerings, or may forego certain purchases altogether during economic downturns, which could result in a reduction in sales of higher margin products or a shift in our product mix to lower margin offerings adversely affecting the results of our operations;

•	decreased demand in the restaurant business, particularly casual and fine dining, which may adversely affect our Foodservice operations;

•	volatility in commodity and other input costs could substantially impact our result of operations;

•	volatility in the equity markets or interest rates could substantially impact our pension costs and required pension contributions; and

•
it may become more costly or difficult to obtain debt or equity financing to fund operations or investment opportunities, or to refinance our debt in the future, in each case on terms and within a time period acceptable to us.

Increased competition may result in reduced sales or profits.
The food industry is highly competitive, and further consolidation in the industry would likely increase competition. Our principal competitors have substantial financial, marketing, and other resources. Increased competition can reduce our sales due to loss of market share or the need to reduce prices to respond to competitive and customer pressures. Competitive pressures also may restrict our ability to increase prices, including in response to commodity and other cost increases. We sell branded, private brand, and customized food products, as well as commercially branded foods. Our branded products have an advantage over private brand products primarily due to advertising and name recognition, although private brand products typically sell at a discount to those of branded competitors. In addition, when branded competitors focus on price and promotion, the environment for private brand producers becomes more challenging because the price difference between private brand products and branded products may become less significant. In most product categories, we compete not only with other widely advertised branded products, but also with other private label and store brand products that are generally sold at lower prices. A strong competitive response from one or more of our competitors to our marketplace efforts, or a consumer shift towards more generic, lower-priced, or other value offerings, could result in us reducing pricing, increasing marketing or other expenditures, or losing market share. Our margins and profits could decrease if a reduction in prices or increased costs are not counterbalanced with increased sales volume.

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
We utilize derivatives to manage price risk for some of our principal ingredients and energy costs, including grains (wheat, corn, and oats), oils, beef, pork, poultry, and energy. Changes in the values of these derivatives are generally recorded in earnings currently, resulting in volatility in both gross margin and net earnings. These gains and losses are reported in cost of goods sold in our Consolidated Statements of Operations and in unallocated general corporate expenses in our segment operating results until we utilize the underlying input in our manufacturing process, at which time the gains and losses are reclassified to segment operating profit. We may experience volatile earnings as a result of these accounting treatments.
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
In May 2013, we announced the Supply Chain and Administrative Efficiency Plan (the "SCAE Plan"), our plan to integrate and restructure the operations of our Private Brands business, improve selling, general and administrative ("SG&A") effectiveness and efficiencies, and optimize our supply chain network, manufacturing assets, dry distribution centers, and mixing centers. In the second quarter of fiscal 2016, we announced plans to realize efficiency benefits by reducing SG&A expenses and enhancing trade spend processes and tools, which plans were included in the SCAE Plan. Although we divested the Private Brands business, we have continued to implement the SCAE Plan, including by working to optimize our supply chain network, pursue cost reductions through our SG&A functions, enhance trade spend processes and tools, and improve productivity.
The successful design and implementation of the SCAE Plan presents significant organizational design and infrastructure challenges and in many cases will require successful negotiations with third parties, including labor organizations, suppliers, business partners, and other stakeholders. In addition, the SCAE Plan may not advance our business strategy as expected. Events and circumstances, such as financial or strategic difficulties, delays, and unexpected costs may occur that could result in our not realizing all or any of the anticipated benefits or our not realizing the anticipated benefits on our expected timetable. If we are unable to realize the anticipated savings of the SCAE Plan, our ability to fund other initiatives may be adversely affected. Any failure to implement the SCAE Plan in accordance with our expectations could adversely affect our financial condition, results of operations, and cash flows.
In addition, the complexity of the SCAE Plan will require a substantial amount of management and operational resources. Our management team must successfully implement administrative and operational changes necessary to achieve the anticipated benefits of the SCAE Plan. These and related demands on our resources may divert the organization's attention from existing core businesses, integrating financial or other systems, have adverse effects on existing business relationships with suppliers and customers, and impact employee morale. As a result, our financial condition, results of operations, or cash flows may be adversely affected.

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
Additionally, as a manufacturer and marketer of food products, we are subject to extensive regulation by the U.S. Food and Drug Administration and other national, state, and local government agencies. The Food, Drug & Cosmetic Act, (the "FDCA"), and the Food Safety Modernization Act and their respective regulations govern, among other things, the manufacturing, composition and ingredients, packaging, and safety of food products. Some aspects of these laws use a strict liability standard for imposing sanctions on corporate behavior; meaning that no intent is required to be established. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls, or seizures, as well as criminal sanctions, any of which could have a material adverse effect on our business, financial condition, or results of operations.
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
During fiscal 2017, our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 24% of our net revenues. There can be no assurance that Wal-Mart Stores, Inc. and other significant customers will continue to purchase our products in the same quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing. The loss of a significant customer or a material reduction in sales to a significant customer could materially and adversely affect our product sales, financial condition, and results of operations.
The sophistication and buying power of our customers could have a negative impact on profits.
Our customers, such as supermarkets, warehouse clubs, and food distributors, have continued to consolidate, resulting in fewer customers on which we can rely for business. These consolidations, the growth of supercenters, and the growth of on-line customers have produced large, sophisticated customers with increased buying power and negotiating strength who are more capable of resisting price increases and can demand lower pricing, increased promotional programs, or specialty tailored products. In addition, larger retailers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own retailer brands. These customers may also in the future use more of their shelf space, currently used for our products, for their store brand products. We continue to implement initiatives to counteract these pressures. However, if the larger size of these customers results in additional negotiating strength and/or increased private label or store brand competition, our profitability could decline.
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
In fiscal 2017, we completed the Frontera acquisition, which included the Frontera®, Red Fork®, and Salpica® brands, for $108.1 million in cash, net of cash acquired, and the Thanasi acquisition, which included the Duke’s® meat snacks and BIGS® seeds brands, for $217.6 million in cash, net of cash acquired, subject to a working capital adjustment.
If we are unable to complete our proposed divestitures, our financial results could be materially and adversely affected.
From time to time, we may divest businesses that do not meet our strategic objectives or do not meet our growth or profitability targets. We may not be able to complete desired or proposed divestitures on terms favorable to us. Gains or losses on the sales of, or lost operating income from, those businesses may affect our profitability and margins. Moreover, we may incur asset impairment charges related to divestitures that reduce our profitability.
Our divestiture activities may present financial, managerial, and operational risks. Those risks include diversion of management attention from existing businesses, difficulties separating personnel and financial and other systems, possible need for providing transition services to buyers, adverse effects on existing business relationships with suppliers and customers and indemnities and potential disputes with the buyers. Any of these factors could adversely affect our product sales, financial condition, and results of operations.
In fiscal 2017, we completed the divestitures of two smaller, non-core businesses (Spicetec Flavors & Seasonings and J.M. Swank) for combined proceeds of $489.0 million, as well as the separation of ConAgra Foods, Inc. into Conagra Brands and Lamb Weston through the Spinoff of Lamb Weston. We also announced a definitive agreement with The J.M. Smucker Company to divest the Wesson® oil business, subject to customary closing conditions, including the receipt of regulatory approvals.
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
Maintaining a good reputation globally is critical to selling our products. Product contamination or tampering, the failure to maintain high standards for product quality, safety, and integrity, including with respect to raw materials and ingredients obtained from suppliers, or allegations of product quality issues, mislabeling, or contamination, even if untrue, may reduce demand for our products or cause production and delivery disruptions. Our reputation could also be adversely impacted by any of the following, or by adverse publicity (whether or not valid) relating thereto: the failure to maintain high ethical, social, and environmental standards for all of our operations and activities; the failure to achieve our goals with respect to sodium or saturated fat; our research and development efforts; or our environmental impact, including use of agricultural materials, packaging, energy use, and waste management. Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial information could also hurt our reputation. Damage to our reputation or loss of consumer confidence in our products for any of these or other reasons could result in decreased demand for our products and could have a material adverse effect on our business, financial condition, and results of operations, as well as require additional resources to rebuild our reputation.
If we fail to comply with the many laws applicable to our business, we may face lawsuits or incur significant fines and penalties.
Our business is subject to a variety of governmental laws and regulations, including food and drug laws, environmental laws, laws related to advertising and marketing practices, accounting standards, taxation requirements, competition laws, employment laws, and anti-corruption laws, among others, in and outside of the United States. Our facilities and products are subject to many laws and regulations administered by the United States Department of Agriculture, the Federal Food and Drug Administration, the Occupational Safety and Health Administration, and other federal, state, local, and foreign governmental agencies relating to the processing, packaging, storage, distribution, advertising, labeling, quality, and safety of food products, the health and safety of our employees, and the protection of the environment. Our failure to comply with applicable laws and regulations could subject us to lawsuits, administrative penalties, and civil remedies, including fines, injunctions, and recalls of our products. Our operations are also subject to extensive and increasingly stringent regulations administered by the Environmental Protection Agency, which pertain to the discharge of materials into the environment and the handling and disposition of wastes. Failure to comply with these regulations can have serious consequences, including civil and administrative penalties and negative publicity. Changes in applicable laws or regulations or evolving interpretations thereof, including increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change, may result in increased compliance costs, capital expenditures, and other financial obligations for us, which could affect our profitability or impede the production or distribution of our products, which could affect our net operating revenues.
We are increasingly dependent on information technology, and potential disruption, cyber attacks, security problems, and expanding social media vehicles present new risks.
We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage and support a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. Our information technology systems, some of which are dependent on services provided by third parties, may be vulnerable to damage, interruption, or shutdown due to any number of causes such as catastrophic events, natural disasters, fires, power outages, systems failures, telecommunications failures, security breaches, computer viruses, hackers, employee error or malfeasance, and other causes. Increased cybersecurity threats pose a potential risk to the security and viability of our information technology systems, as well as the confidentiality, integrity, and availability of the data stored on those systems. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and to maintain and protect the related automated and manual control processes, we could be subject to billing and collection errors, business disruptions, or damage resulting from security breaches. If any of our significant information technology systems suffer severe damage, disruption, or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results. In addition, there is a risk of business interruption, litigation risks, and reputational damage from leakage of confidential information. Any interruption of our information technology systems could have operational, reputational, legal, and financial impacts that may have a material adverse effect on our business.
In addition, the inappropriate use of certain media vehicles could cause brand damage or information leakage. Negative posts or comments about the Company on any social networking web site could seriously damage its reputation. In addition, the disclosure of non-public company sensitive information through external media channels could lead to information loss. Identifying new points of entry as social media continues to expand presents new challenges. Any business interruptions or damage to our reputation could negatively impact our financial condition, results of operations, and the market price of our common stock.
We rely on our management team and other key personnel.
We depend on the skills, working relationships, and continued services of key personnel, including our experienced management team. In addition, our ability to achieve our operating goals depends on our ability to identify, hire, train, and retain qualified individuals. We compete with other companies both within and outside of our industry for talented personnel, and we may lose key personnel or fail to attract, train, and retain other talented personnel. Any such loss or failure could adversely affect our product sales, financial condition, and operating results.
In particular, our continued success will depend in part on our ability to retain the talents and dedication of key employees. If key employees terminate their employment, or if an insufficient number of employees is retained to maintain effective operations, our business activities may be adversely affected and our management team's attention may be diverted. In addition, we may not be able to locate suitable replacements for any key employees who leave, or offer employment to potential replacements on reasonable terms, all of which could adversely affect our product sales, financial condition, and operating results.
Our existing and future debt may limit cash flow available to invest in the ongoing needs of our business and could prevent us from fulfilling our debt obligations.
As of May 28, 2017, we had a substantial amount of debt, including $2.6 billion aggregate principal amount of senior notes. We have the ability under our existing revolving credit facility to incur substantial additional debt. Our level of debt could have important consequences. For example, it could:

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
As of May 28, 2017, we had goodwill of $4.3 billion and other intangibles of $1.2 billion. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of other intangibles represents the fair value of trademarks, customer relationships, and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as the inability to quickly replace lost co-manufacturing business, increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry EBITDA multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.), or the bankruptcy of a significant customer and could result in the incurrence of impairment charges and negatively impact our net worth.
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
Actions of activist stockholders could cause us to incur substantial costs, divert management's attention and resources, and have an adverse effect on our business.
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
In the second quarter of fiscal 2017, the Company completed the announced Spinoff of Lamb Weston. Although we believe that separating the Lamb Weston business from the Company will provide financial, operational, managerial, and other benefits to us and our stockholders, the Spinoff may not provide such results on the scope, scale, or timeline we anticipate, and we may not realize the intended benefits of the Spinoff. In addition, we incurred one-time costs in connection with the Spinoff that may negate some of the benefits we expect to achieve. If we do not realize these assumed benefits, we could suffer a material adverse effect on our financial condition. In addition, our operational and financial profile changed upon the separation of the Lamb Weston business from the Company. As a result, the diversification of our revenue sources diminished, and our results of operations, cash flows, working capital, and financing requirements may be subject to increased volatility as a result.
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
The Lamb Weston agreements provides for indemnification obligations designed to make Lamb Weston financially responsible for certain liabilities that may exist relating to its business activities, whether incurred prior to or after the distribution, including any pending or future litigation. It is possible that a court would disregard the allocation agreed to between us and Lamb Weston and require us to assume responsibility for obligations allocated to Lamb Weston. Third parties could also seek to hold us responsible for any of these liabilities or obligations, and the indemnity rights we have under the separation and distribution agreement may not be sufficient to fully cover all of these liabilities and obligations. Even if we are successful in obtaining indemnification, we may have to bear costs temporarily. In addition, our indemnity obligations to Lamb Weston may be significant. These risks could negatively affect our business, financial condition, or results of operations.
In addition, certain of the Lamb Weston agreements provide for the performance of services by each company for the benefit of the other for a period of time. As such, there is continued risk that management's and our employees' attention will be significantly diverted by the provision of transitional services. The Lamb Weston agreements could also lead to disputes over rights to certain shared property and rights and over the allocation of costs and revenues for products and operations. If Lamb Weston is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur losses. Our inability to effectively manage separation activities and related events could adversely affect our business, financial condition, or results of operations.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our headquarters are located in Chicago, Illinois. General offices are also located in Omaha, Nebraska, as well as certain shared service centers, including a product development facility, enterprise business services center, and an information technology center. We also lease a limited number of domestic sales offices. International general offices are located in Canada, China, Columbia, Mexico, and Panama.
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
As of July 21, 2017, we have thirty domestic manufacturing facilities located in Arkansas, California, Georgia, Indiana, Illinois, Iowa, Kentucky, Michigan, Minnesota, Missouri, Nebraska, New Hampshire, Ohio, Pennsylvania, Tennessee, Washington and Wisconsin. We also have international manufacturing facilities in Canada, Italy, and Mexico and interests in ownership of international manufacturing facilities in India, Mexico, and the Philippines.
We own most of the manufacturing facilities. However, a limited number of plants and parcels of land with the related manufacturing equipment are leased. Substantially all of our transportation equipment and forward-positioned distribution centers containing finished goods are leased or operated by third parties.
The majority of our manufacturing assets are shared across multiple reporting segments. Output from these facilities used by each reporting segment can change over time. Therefore, it is impracticable to disclose them by segment.

ITEM 3. LEGAL PROCEEDINGS
We are a party to various environmental proceedings and litigation, primarily related to our acquisition of Beatrice Company ("Beatrice") in fiscal 1991. As a result of the acquisition of Beatrice and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, our condensed consolidated post-acquisition financial statements reflect liabilities associated with the estimated resolution of these contingencies. Such liabilities include various litigation and environmental proceedings related to businesses divested by Beatrice prior to our acquisition of Beatrice. The litigation proceedings include suits against a number of lead paint and pigment manufacturers, including ConAgra Grocery Products

Company, LLC, a wholly owned subsidiary of the Company ("ConAgra Grocery Products"), and the Company as alleged successors to W. P. Fuller Co., a lead paint and pigment manufacturer owned and operated by Beatrice until 1967. Although decisions favorable to us have been rendered in Rhode Island, New Jersey, Wisconsin, and Ohio, we remain a defendant in active suits in Illinois and California. The Illinois suit seeks class-wide relief for reimbursement of costs associated with the testing of lead levels in blood. In California, a number of cities and counties joined in a consolidated action seeking abatement of the alleged public nuisance. On September 23, 2013, a trial of the California case concluded in the Superior Court of California for the County of Santa Clara, and on January 27, 2014, the court entered a judgment (the "Judgment") against ConAgra Grocery Products and two other defendants, ordering the creation of a California abatement fund in the amount of $1.15 billion. Liability is joint and several. The Company believes ConAgra Grocery Products did not inherit any liabilities of W. P. Fuller Co. The Company will continue to vigorously defend itself in this case and has appealed the Judgment to the Court of Appeal of the State of California Sixth Appellate District. The Company expects the appeal process will last several years. The absence of any linkage between ConAgra Grocery Products and W. P. Fuller Co. is a critical issue (among others) that the Company will continue to advance throughout the appeals process. It is not possible to estimate exposure in this case or the remaining case in Illinois, which is based on different legal theories. If ultimately necessary, the Company will look to its insurance policies for coverage; its carriers are on notice. However, the extent of insurance coverage is uncertain, and the Company cannot absolutely assure that the final resolution of these matters will not have a material adverse effect on its financial condition, results of operations, or liquidity.
The environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 37 Superfund, proposed Superfund, or state-equivalent sites (the "Beatrice sites"). These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 33 of these sites. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $52.3 million as of May 28, 2017, a majority of which relates to the Superfund and state-equivalent sites referenced above. During the third quarter of fiscal 2017, a final Remedial Investigation/Feasibility Study was submitted for the Wells G&H-Southwest Properties Superfund site, which is one of the Beatrice sites. The U.S. Environmental Protection Agency (the "EPA") has indicated that it will issue a Record of Decision for this site shortly and subsequently enter into negotiations with potentially responsible parties to determine a final Remedial Design/Remedial Action plan for the site. While we believe that it is unlikely, it is reasonably possible that the EPA's decision and negotiations relating thereto may result in material liability, but we are, at this time, unable to estimate a range of potential outcomes.
On October 21, 2015, we received a notice of violation from the Louisville Metro Air Pollution Control District (the "District") alleging certain deficiencies in the risk management plan (the "RMP") of a manufacturing facility in Louisville, Kentucky, which we acquired in connection with our fiscal 2013 purchase of Ralcorp Holdings, Inc. The notice alleged that the facility failed to implement and maintain an RMP sufficient to comply with environmental regulations governing facilities that manufacture, use or otherwise handle certain quantities of specified regulated substances. On January 18, 2017, the District's Board adopted an order resolving the alleged violations in consideration of a monetary penalty of $225,000, concluding the matter.
We are also party to a number of lawsuits and claims arising out of our ongoing business operations. These previously included lawsuits, claims, and other proceedings related to the February 2007 recall of our peanut butter products, including an investigation by the U.S. Attorney's office in Georgia and the Consumer Protection Branch of the Department of Justice. In May 2015, we negotiated a resolution of this matter, which resulted in an executed plea agreement. On December 13, 2016, ConAgra Grocery Products pleaded guilty to a single misdemeanor violation of the Food, Drug & Cosmetics Act. The U.S. District Court for the Middle District of Georgia accepted the plea and imposed the agreed sentence pursuant to the terms of the plea agreement. ConAgra Grocery Products has now made payments totaling $11.2 million to the federal government, and the matter has been concluded.
In June 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina. This facility was the primary production facility for our Slim Jim® branded meat snacks. In June 2009, the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives announced its determination that the explosion was the result of an accidental natural gas release, and not a deliberate act. During the fourth quarter of fiscal 2011, we settled our property and business interruption claims related to the Garner accident with our insurance providers. During the fourth quarter of fiscal 2011, Jacobs Engineering Group Inc., our engineer and project manager at the site ("Jacobs"), filed a declaratory judgment action against us seeking indemnity for personal injury claims brought against it as a result of the accident. During the first quarter of fiscal 2012, our motion for summary judgment was granted and the suit was dismissed without prejudice on the basis that the suit was filed prematurely. In the third quarter of fiscal 2014, Jacobs refiled its action seeking indemnity. On March 25, 2016, a Douglas County jury in Nebraska rendered a verdict in favor of Jacobs and against us in the amount of $108.9 million plus post judgment interest. We filed our Notice of Appeal in September 2016. Although our insurance carriers have provided customary notices of reservation of their rights under the policies of insurance, we expect any ultimate exposure in this case to be limited to the applicable insurance deductible.
We are party to a number of putative class action lawsuits challenging various product claims made in the Company's product labeling. These matters include Briseno v. ConAgra Foods, Inc., in which it is alleged that the labeling for Wesson® oils as 100% natural is false and misleading because the oils contain genetically modified plants and organisms. In February 2015, the U.S. District Court for the Central District of California granted class certification to permit plaintiffs to pursue state law claims. The Company appealed to the United States Court of Appeals for the Ninth Circuit which affirmed class certification in January 2017. While we cannot predict with certainty the results of this or any other legal proceeding, we do not expect this matter to have a material adverse effect on our financial condition, results of operations, or business.
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
PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange where it trades under the ticker symbol: CAG. At June 25, 2017, there were approximately 17,732 shareholders of record.
Quarterly sales price and dividend information is set forth in Note 22 "Quarterly Financial Data (Unaudited)" to the consolidated financial statements and incorporated herein by reference.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table presents the total number of shares of common stock purchased during the fourth quarter of fiscal 2017, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares (or units) Purchased	Average Price Paid per Share (or unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
February 27 through March 26, 2017	5,382,285	$40.99	5,382,285	$541,987,000
March 27 through April 23, 2017	3,956,899	$40.44	3,956,899	$381,967,000
April 24 through May 28, 2017	—	$—	—	$1,381,967,000
Total Fiscal 2017 Fourth Quarter Activity	9,339,184	$40.76	9,339,184	$1,381,967,000

(1)
Pursuant to publicly announced share repurchase programs from December 2003, we have repurchased approximately 193.2 million shares at a cost of $5.2 billion through May 28, 2017. On October 11, 2016, we announced that our Board of Directors approved an increase of $1.25 billion to the share repurchase program. On June 29, 2017, we announced that in the fourth quarter of fiscal 2017, our Board of Directors approved a further increase of $1.0 billion to the share repurchase program. The share repurchase program is effective and has no expiration date.

ITEM 6. SELECTED FINANCIAL DATA

For the Fiscal Years Ended May	2017	2016	2015	2014	2013
Dollars in millions, except per share amounts
Net sales (1)	$7,826.9	$8,664.1	$9,034.0	$9,041.7	$9,090.4
Income from continuing operations (1)	$546.0	$128.5	$451.3	$325.4	$325.5
Net income (loss) attributable to Conagra Brands, Inc. (2)	$639.3	$(677.0)	$(252.6)	$303.1	$773.9
Basic earnings per share:
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders (1)	$1.26	$0.29	$1.05	$0.77	$0.78
Net income (loss) attributable to Conagra Brands, Inc. common stockholders (2)	$1.48	$(1.57)	$(0.60)	$0.72	$1.88
Diluted earnings per share:
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders (1)	$1.25	$0.29	$1.04	$0.76	$0.77
Net income (loss) attributable to Conagra Brands, Inc. common stockholders (2)	$1.46	$(1.56)	$(0.59)	$0.70	$1.85
Cash dividends declared per share of common stock	$0.90	$1.00	$1.00	$1.00	$0.99
At Year-End
Total assets	$10,096.3	$13,390.6	$17,437.8	$19,241.5	$20,171.9
Senior long-term debt (noncurrent) (1)	$2,573.3	$4,685.5	$6,676.0	$8,507.0	$8,622.5
Subordinated long-term debt (noncurrent)	$195.9	$195.9	$195.9	$195.9	$195.9

(1)
Amounts exclude the impact of discontinued operations of the Lightlife® operations, the Medallion Foods operations, the ConAgra Mills operations, the Private Brands operations, and the Lamb Weston operations.

(2)
Amounts include aggregate pre-tax goodwill and certain long-lived asset impairment charges in discontinued operations of $1.92 billion, $1.56 billion, and $596.2 million for fiscal 2016, 2015, and 2014, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to provide a summary of significant factors relevant to our financial performance and condition. The discussion and analysis should be read together with our consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data. Results for the fiscal year ended May 28, 2017 are not necessarily indicative of results that may be attained in the future.

FORWARD-LOOKING STATEMENTS
The information contained in this report includes forward-looking statements within the meaning of the federal securities laws. Examples of forward-looking statements include statements regarding our expected future financial performance or position, results of operations, business strategy, plans and objectives of management for future operations, and other statements that are not historical facts. You can identify forward-looking statements by their use of forward-looking words, such as "may", "will", "anticipate", "expect", "believe", "estimate", "intend", "plan", "should", "seek", or comparable terms.
Readers of this report should understand that these forward-looking statements are not guarantees of performance or results. Forward-looking statements provide our current expectations and beliefs concerning future events and are subject to risks, uncertainties, and factors relating to our business and operations, all of which are difficult to predict and could cause our actual results to differ materially the expectations expressed in or implied by such forward-looking statements. Such risks, uncertainties, and factors include, among other things: our ability to achieve the intended benefits of acquisitions and divestitures, including the recent Spinoff of our Lamb Weston business and the announced divestiture of the Wesson® oil business; general economic and industry conditions; our ability to successfully execute our long-term value creation strategy; our ability to access capital; our ability to execute our operating and restructuring plans and achieve our targeted operating efficiencies from cost-saving initiatives and to benefit from trade optimization programs; the effectiveness of our hedging activities and our ability to respond to volatility in commodities; the competitive environment and related market conditions; our ability to respond to changing consumer preferences and the success of our innovation and marketing investments; the ultimate impact of any product recalls and litigation, including litigation related to the lead paint and pigment matters; actions of governments and regulatory factors affecting our businesses; the availability and prices of raw materials, including any negative effects caused by inflation or weather conditions; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges; the costs, disruption, and diversion of management's attention associated with campaigns commenced by activist investors; and other risks described in this this and other reports we file with the Securities and Exchange Commission (the "SEC"). We caution readers not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no responsibility to update these statements.
The discussion that follows should be read together with the consolidated financial statements and related notes contained in this report. Results for fiscal 2017 are not necessarily indicative of results that may be attained in the future.
EXECUTIVE OVERVIEW
Conagra Brands, Inc. (the "Company", "we", "us", or "our"), headquartered in Chicago, is one of North America's leading branded food companies. Guided by an entrepreneurial spirit, the Company combines a rich heritage of making great food with a sharpened focus on innovation. The Company's portfolio is evolving to satisfy people's changing food preferences. Its iconic brands such as Marie Callender's®, Reddi-wip®, Hunt's®, Healthy Choice®, Slim Jim®, Orville Redenbacher's®, as well as emerging brands, including Alexia®, Blake's®, Duke's®, and Frontera®, offer choices for every occasion. With an ongoing commitment to corporate citizenship, the Company has been named to the Dow Jones Sustainability™ North America Index for six consecutive years.
Fiscal 2017 performance reflected a higher gross profit in the Grocery & Snacks segment, offset by lower gross profits in the Refrigerated & Frozen, Foodservice, and International segments. Fiscal 2017 results were also impacted by lower sales volumes and the reduction of profits due to the divestitures of Spicetec and JM Swank in the first quarter of fiscal 2017. The improved operating performance reflected significantly lower selling, general and administrative ("SG&A") expenses and lower interest expense, in each case compared to fiscal 2016.
Diluted earnings per share in fiscal 2017 was $1.46, including earnings of $1.25 per diluted share from continuing operations and $0.21 per diluted share from discontinued operations. Diluted loss per share in fiscal 2016 was $1.56, including earnings of $0.29 per diluted share from continuing operations and a loss of $1.85 per diluted share from discontinued

operations. Several significant items affect the comparability of year-over-year results of continuing operations (see "Items Impacting Comparability" below).
In fiscal 2017, we completed the spinoff of Lamb Weston Holdings, Inc. ("Lamb Weston") through a distribution of 100% of our interest in Lamb Weston to holders of outstanding shares of our common stock (the "Spinoff"). The transaction effecting this change was structured as a tax-free spinoff. We also completed several other acquisitions and divestitures during the year. See "Acquisitions" below and "Divestitures and Formation of Ardent Mills Joint Venture" below. Finally, we completed the relocation of our corporate headquarters to Chicago, Illinois in the first quarter of fiscal 2017.
In the first quarter of fiscal 2017, in anticipation of the Spinoff, we reorganized our reporting segments. We now reflect our results of operations in five reporting segments: Grocery & Snacks, Refrigerated & Frozen, International, Foodservice, and Commercial. The results of operations for the Lamb Weston business have been reclassified to results of discontinued operations for all periods presented, and the assets and liabilities of the Lamb Weston business have been reclassified to assets and liabilities of discontinued operations for all periods prior to the Spinoff.
Items Impacting Comparability
Items of note impacting comparability of results from continuing operations for fiscal 2017 included the following:

•	charges totaling $304.2 million ($257.7 million after-tax) related to the impairment of goodwill and other intangible assets,

•	gains totaling $197.4 million ($68.4 million after-tax) from the sales of the Spicetec and JM Swank businesses,

•	charges totaling $93.3 million ($60.2 million after-tax) related to the early retirement of debt,

•	charges totaling $63.6 million ($41.4 million after-tax) in connection with the "SCAE Plan" (as defined below),

•
charges totaling $31.4 million ($19.6 million after-tax), including an impairment charge of $27.6 million related to the production assets of the business, for the planned divestiture of the Wesson® oil business,

•	charges totaling $13.8 million ($8.5 million after-tax) related to a pension lump sum settlement,

•	a gain of $5.7 million ($3.7 million after-tax) in connection with a legacy legal matter,

•	an income tax benefit of $91.3 million related to a tax adjustment of valuation allowance associated with the planned divestiture of the Wesson® oil business, and

•	an income tax benefit of $14.6 million associated with a tax planning strategy that allowed us to utilize certain state tax attributes and certain foreign incentives.
Items of note impacting comparability of results from continuing operations for fiscal 2016 included the following:

•	a charge of $348.5 million ($215.1 million after-tax) reflecting the year-end write-off of actuarial losses in excess of 10% of our pension liability,

•	charges totaling $281.8 million ($178.2 million after-tax) in connection with the "SCAE Plan",

•	a charge of $50.1 million ($31.6 million after-tax) related to the impairment of the Chef Boyardee® brand,

•	charges of $23.9 million ($15.4 million after-tax) related to the repurchase of certain senior notes,

•	a charge of $5.0 million ($3.1 million after-tax) in connection with a legacy legal matter, and

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
Acquisitions
In April 2017, we acquired protein-based snacking businesses Thanasi Foods LLC, maker of Duke’s® meat snacks, and BIGS LLC, maker of BIGS® seeds, for $217.6 million in cash, net of cash acquired, subject to a working capital adjustment (the "Thanasi acquisition"). Approximately $134.6 million has been classified as goodwill pending determination of the final purchase price allocation, of which $70.9 million is deductible for income tax purposes. Approximately $81.2 million of the purchase price has been allocated to other intangible assets. These businesses are included in the Grocery & Snacks segment.
In September 2016, we acquired the operating assets of Frontera Foods, Inc. and Red Fork LLC, including the Frontera®, Red Fork®, and Salpica® brands (the "Frontera acquisition"). These businesses make authentic, gourmet Mexican food products and contemporary American cooking sauces. We acquired the businesses for $108.1 million in cash, net of cash acquired. Approximately $39.7 million has been classified as goodwill and $66.7 million has been classified as other intangible assets. The amount allocated to goodwill is deductible for tax purposes. These businesses are included principally in the Grocery & Snacks segment, and to a lesser extent within the Refrigerated & Frozen and International segments.
In May 2015, we acquired Blake's All Natural Foods, a family-owned company specializing in frozen meals, including pot pies, casseroles, pasta dishes, and other entrees, for $20.7 million in cash, net of cash acquired. The purchase included property and equipment associated with making frozen meals. This business is included in the Refrigerated & Frozen segment.
Divestitures and Formation of Ardent Mills Joint Venture
On November 9, 2016, we completed the Spinoff of Lamb Weston. The results of operations of the Lamb Weston business have been reclassified to discontinued operations for all periods presented.
In the first quarter of fiscal 2017, we completed the sales of our Spicetec Flavors & Seasonings business ("Spicetec") and our JM Swank business for combined proceeds of $489.0 million. The results of operations of Spicetec and JM Swank are included in the Commercial segment.
On February 1, 2016, pursuant to the Stock Purchase Agreement, dated as of November 1, 2015, with TreeHouse Foods, Inc. ("TreeHouse"), we completed the disposition of our Private Brands business to TreeHouse for $2.6 billion in cash on a debt-free basis. The results of operations of the Private Brands business have been classified as discontinued operations for all periods presented.
On May 29, 2014, the Company, Cargill, Incorporated ("Cargill"), and CHS, Inc. ("CHS") completed the formation of Ardent Mills, a joint venture. In connection with the formation, we contributed all of the assets of ConAgra Mills, our milling operations. We reflected the results of the ConAgra Mills operations as discontinued operations for all periods presented. Our equity in the earnings of Ardent Mills is reflected in our continuing operations.
Restructuring Plans
In May 2013, we announced the Supply Chain and Administrative Efficiency Plan (the "SCAE Plan"), our plan to integrate and restructure the operations of our Private Brands business, improve SG&A effectiveness and efficiencies, and optimize our supply chain network, manufacturing assets, dry distribution centers, and mixing centers. In the second quarter of fiscal 2016, we announced plans to realize efficiency benefits by reducing SG&A expenses and enhancing trade spend processes and tools, which plans were included as part of the SCAE Plan. Although we divested the Private Brands business, we have continued to implement the SCAE Plan, including by working to optimize our supply chain network, pursue cost reductions through our SG&A functions, enhance trade spend processes and tools, and improve productivity.

Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions initiated through the end of fiscal 2017, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of May 28, 2017, our Board of Directors has approved the incurrence of up to $880.5 million of expenses in connection with the SCAE Plan. We have incurred or expect to incur approximately $446.2 million of charges ($299.2 million of cash charges and $147.0 million of non-cash charges) for actions identified to date under the SCAE plan. We recognized charges of $63.6 million, $281.8 million, and $47.7 million in relation to the SCAE Plan related to our continuing operations in fiscal 2017, 2016, and 2015, respectively. We expect to incur costs related to the SCAE Plan over a multi-year period.

SEGMENT REVIEW

During fiscal 2017, we reorganized our reporting segments. We now reflect our results of operations in five reporting segments: Grocery & Snacks, Refrigerated & Frozen, International, Foodservice, and Commercial. Prior periods have been reclassified to conform to the revised segment presentation.

In the second quarter of fiscal 2017, we completed the Spinoff of the Lamb Weston business, which was previously included in the Commercial Foods segment. The results of operations of the Lamb Weston business have been classified as discontinued operations for all periods presented.

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
Foodservice
The Foodservice reporting segment includes branded and customized food products, including meals, entrees, sauces, and a variety of custom-manufactured culinary products that are packaged for sale to restaurants and other foodservice establishments in the United States.
Commercial
The Commercial reporting segment included commercially branded and private label food and ingredients that were sold primarily to commercial, restaurant, foodservice, food manufacturing, and industrial customers. The segment's primary food items included a variety of vegetable, spice, and frozen bakery goods sold under brands such as Spicetec Flavors & Seasonings®. The Spicetec and JM Swank businesses were sold in the first quarter of fiscal 2017.
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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions associated with continuing operations, under this methodology:

	Fiscal Years Ended
($ in millions)	May 28, 2017	May 29, 2016	May 31, 2015
Net derivative gains (losses) incurred	$0.6	$(7.4)	$(70.8)
Less: Net derivative gains (losses) allocated to reporting segments	5.7	(23.8)	(46.2)
Net derivative gains (losses) recognized in general corporate expenses	$(5.1)	$16.4	$(24.6)
Net derivative gains (losses) allocated to Grocery & Snacks	$3.4	$(14.4)	$(26.7)
Net derivative gains (losses) allocated to Refrigerated & Frozen	0.8	(6.2)	(11.8)
Net derivative gains (losses) allocated to International Foods	1.6	(0.5)	(4.0)
Net derivative losses allocated to Foodservice	—	(1.0)	(3.4)
Net derivative losses allocated to Commercial	(0.1)	(1.7)	(0.3)
Net derivative gains (losses) included in segment operating profit	$5.7	$(23.8)	$(46.2)
As of May 28, 2017, the cumulative amount of net derivative losses from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $3.0 million. This amount reflected net losses of $3.3 million incurred during the fiscal year ended May 28, 2017, as well as net gains of $0.3 million incurred prior to fiscal 2017. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results losses of $1.2 million in fiscal 2018 and losses of $1.8 million in fiscal 2019 and thereafter.
In the second quarter of fiscal 2015, management determined that certain derivatives that had been previously entered into as an economic hedge of forecasted commodity purchases had ceased to function as economic hedges. We recognized derivative losses of $10.8 million, $6.3 million, and $2.7 million, and derivative gains of $0.9 million within the operating results of the Grocery & Snacks, Refrigerated & Frozen, International, and Foodservice segments, respectively, during fiscal 2015 in connection with these derivatives. Management effectively exited these derivative positions in the third quarter of fiscal 2015.
Fiscal 2017 compared to Fiscal 2016
Net Sales

($ in millions) Reporting Segment	Fiscal 2017 Net Sales	Fiscal 2016 Net Sales	% Inc (Dec)
Grocery & Snacks	$3,208.8	$3,377.1	(5)%
Refrigerated & Frozen	2,652.7	2,867.8	(8)%
International	816.0	846.6	(4)%
Foodservice	1,078.3	1,104.5	(2)%
Commercial	71.1	468.1	(85)%
Total	$7,826.9	$8,664.1	(10)%
Overall, our net sales were $7.83 billion in fiscal 2017, a decrease of 10% compared to fiscal 2016.
Grocery & Snacks net sales for fiscal 2017 were $3.21 billion, a decrease of $168.3 million, or 5%, compared to fiscal 2016. Results reflected a decrease in volumes of approximately 5% in fiscal 2017 compared to the prior year. The decrease in sales volumes was the result of reduced trade promotions and the planned exit of certain lower-performing products. Price/mix was flat as the continued progress in pricing and trade productivity was fully offset by unfavorable sales mix. The reduced trade promotions and selective base price increases are actions that are intended to build a higher quality revenue base. The Frontera acquisition and the Thanasi acquisition collectively contributed $36.5 million, or 1%, to segment net sales during fiscal 2017.

Refrigerated & Frozen net sales for fiscal 2017 were $2.65 billion, a decrease of $215.1 million, or 8%, compared to fiscal 2016. Results for fiscal 2017 reflected a 9% decrease in volume and a 1% increase in price/mix compared to fiscal 2016. The decrease in sales volumes and improvements in price/mix reflected reduced trade promotions and selective base price increases, together with stock-keeping unit rationalization, which actions were intended to build a higher quality revenue base. Net sales growth was also negatively affected by a transitory increase in the volume of Egg Beaters® in fiscal 2016 as the Company's egg supply was not negatively impacted by last year’s avian influenza outbreak.
International net sales for fiscal 2017 were $816.0 million, a decrease of $30.6 million, or 4%, compared to fiscal 2016. Results for fiscal 2017 reflected a 3% decrease in volume, a 3% decrease due to foreign exchange rates, and a 2% increase in price/mix compared to fiscal 2016. The volume decrease for fiscal 2017 was driven by significant shipments in early fiscal 2016 due to recovery from the West Coast port disruptions during fiscal 2015, aggressive pricing actions, reduced trade promotions, and the planned discontinuation of certain lower-margin products.
Foodservice net sales for fiscal 2017 were $1.08 billion, a decrease of $26.2 million, or 2%, compared to fiscal 2016. Results for fiscal 2017 reflected a 4% decrease in volume offset by a 2% increase in price/mix compared to fiscal 2016. The decrease in volumes primarily reflected the impact of exiting a non-core business.
In the first quarter of fiscal 2017, we divested our Spicetec and JM Swank businesses. These businesses comprise the entire Commercial segment following the presentation of Lamb Weston as discontinued operations. Accordingly, there were no net sales in the Commercial segment after the first quarter of fiscal 2017. These businesses had net sales of $71.1 million in fiscal 2017 prior to the completion of the divestitures. Net sales in the Commercial segment were $468.1 million in fiscal 2016.
SG&A Expenses (Includes general corporate expenses)
SG&A expenses totaled $1.42 billion for fiscal 2017, a decrease of $607.5 million compared to fiscal 2016. SG&A expenses for fiscal 2017 reflected the following:
Items impacting comparability of earnings

•	charges totaling $237.1 million related to the impairment of goodwill and other intangible assets, primarily in the International segment,

•	gains totaling $197.4 million, from the divestiture of the Spicetec and JM Swank businesses,

•	a charge of $67.1 million related to the impairment of the Chef Boyardee® brand intangible,

•	charges totaling $93.3 million related to the early retirement of debt,

•	expenses of $46.4 million in connection with our SCAE Plan,

•
charges of $30.9 million related to the planned divestiture of our Wesson® oil business, including an impairment charge of $27.6 million related to the production assets of the business that will not be sold in the divestiture,

•	an expense of $13.8 million in connection with a salaried pension plan lump sum settlement we completed in fiscal 2017, and

•	a benefit of $5.7 million in connection with a legal matter.
Other changes in expenses compared to fiscal 2016

•	a decrease in salaries expenses of $104.3 million,

•	a decrease in incentive compensation expense of $38.3 million,

•	a decrease in pension and postretirement expense of $19.8 million (excluding items impacting the comparability of earnings),

•	a decrease in advertising and promotion spending of $18.9 million,

•	a decrease in broker commission expense of $18.3 million,

•	an increase in stock-based compensation expense of $15.2 million,

•	an increase in charitable contributions of $6.3 million, and

•	a decrease in self-insured healthcare expenses of $5.7 million.
SG&A expenses for fiscal 2016 included the following items impacting the comparability of earnings:

•	a charge of $348.5 million reflecting the year-end write-off of actuarial losses in excess of 10% of our pension liability,

•	expenses totaling $232.8 million in connection with our SCAE Plan,

•	a charge of $50.1 million related to the impairment of the Chef Boyardee® brand intangible,

•	charges of $23.9 million related to the repurchase of certain senior notes, and

•	a charge of $5.0 million in connection with a legal matter.
Operating Profit (Earnings before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

($ in millions) Reporting Segment	Fiscal 2017 Operating Profit	Fiscal 2016 Operating Profit	% Inc (Dec)
Grocery & Snacks	$653.7	$592.9	10%
Refrigerated & Frozen	445.8	420.4	6%
International	(168.9)	66.7	N/A
Foodservice	105.1	97.7	8%
Commercial	202.6	45.4	346%
Grocery & Snacks operating profit for fiscal 2017 was $653.7 million, an increase of $60.8 million, or 10%, compared to fiscal 2016. Gross profits were $36.5 million higher in fiscal 2017 than in fiscal 2016. The higher gross profit was driven by reduced trade promotions, improved plant productivity, and lower commodity input costs, partially offset by lower sales volumes, due in part to pricing actions on certain products. SG&A expenses decreased by $24.3 million in fiscal 2017, as compared to fiscal 2016, largely as a result of cost reductions achieved through our restructuring plans, as well as a $5.6 million reduction in advertising and promotion expenses. Operating profit of the Grocery & Snacks segment was impacted by charges totaling $68.3 million and $50.1 million, primarily for the impairment of our Chef Boyardee® brand asset in fiscal 2017 and 2016, respectively, $31.4 million in charges in fiscal 2017 related to the pending divestiture of the Wesson® oil business, and charges of $25.3 million and $51.8 million in connection with our restructuring plans in fiscal 2017 and 2016, respectively.
Refrigerated & Frozen operating profit for fiscal 2017 was $445.8 million, an increase of $25.4 million, or 6%, compared to fiscal 2016. Gross profits were $24.7 million lower in fiscal 2017 than in fiscal 2016, driven by decreased sales volumes primarily associated with the transitory increase in the volume of Egg Beaters® in fiscal 2016, discussed above, partially offset by the impact of lower commodity input costs, increased net pricing primarily as a result of reduced trade promotions, and improved plant productivity. SG&A expenses decreased by $50.1 million in fiscal 2017, as compared to fiscal 2016, largely as a result of cost reductions achieved through our restructuring plans, as well as a $8.9 million reduction in advertising and promotion expenses. Operating profit of the Refrigerated & Frozen segment was impacted by charges totaling approximately $7.7 million in fiscal 2017 related to a product recall, as well as charges of $6.2 million and $21.1 million in connection with our restructuring plans in fiscal 2017 and 2016, respectively.
International incurred an operating loss for fiscal 2017 of $168.9 million and earned an operating profit of $66.7 million in fiscal 2016. The operating loss in fiscal 2017 includes charges totaling $235.9 million for the impairment of goodwill and an intangible brand asset in our Canadian and Mexican operations. Gross profits were $8.5 million lower in fiscal 2017 than in fiscal 2016, driven by the impact of foreign exchange rates. Operating profits were negatively impacted by $9.9 million from the impact of foreign exchange rates in fiscal 2017 relative to fiscal 2016.

Foodservice operating profit for fiscal 2017 was $105.1 million, an increase of $7.4 million, or 8%, compared to fiscal 2016. Gross profits were $5.6 million lower in fiscal 2017 than in fiscal 2016, driven by volume declines and product supply shortfalls. This was offset by an inventory write-down in fiscal 2016 at a foreign non-core popcorn business that we have since exited. Operating profit of the Foodservice segment was impacted by charges of $1.8 million in fiscal 2017 in connection with our restructuring plans.
Commercial operating profit was $202.6 million in fiscal 2017 and $45.4 million in fiscal 2016. The Company sold the Spicetec and JM Swank businesses in the first quarter of fiscal 2017, recognizing pre-tax gains totaling $197.4 million. The Spicetec and JM Swank businesses comprise the entire Commercial segment following the presentation of Lamb Weston as discontinued operations. There are no further operations in the Commercial segment.
Interest Expense, Net
In fiscal 2017, net interest expense was $195.5 million, a decrease of $100.3 million, or 34%, from fiscal 2016. The decrease reflects the repayment of $2.2 billion, $550 million, and $473 million of debt in the third quarter of fiscal 2016, the first quarter of fiscal 2017, and the third quarter of fiscal 2017, respectively, as well as the exchange of $1.4 billion of debt in connection with the Spinoff of Lamb Weston during the second quarter of 2017. For more information about the debt exchange, please see Note 6 "Discontinued Operations and Other Divestitures" to the consolidated financial statements contained in this report.
Income Taxes
Our income tax expense was $254.7 million and $46.4 million in fiscal 2017 and 2016, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 32% and 27% for fiscal 2017 and 2016, respectively.
The effective tax rate in fiscal 2017 reflects the following:

•	additional tax expense associated with non-deductible goodwill sold in connection with the divestitures of the Spicetec and JM Swank businesses,

•	additional tax expense associated with non-deductible goodwill in our Mexican and Canadian businesses, for which an impairment charge was recognized,

•	an income tax benefit for the adjustment of a valuation allowance associated with the planned divestiture of the Wesson® oil business,

•
an income tax benefit for excess tax benefits allowed upon the vesting/exercise of employee stock compensation awards by our employees, beyond that which is attributable to the original fair value of the awards upon the date of grant, and

•	an income tax benefit associated with a tax planning strategy that allowed us to utilize certain state tax attributes and certain foreign incentives.
The effective tax rate in fiscal 2016 reflects the following:

•	additional tax expense related to legal entity changes for a business retained from the Private Brands business,

•	a charge for the prior year implementation of a new tax position, and

•
an income tax benefit of normal, recurring, income tax credits and deductions combined with a lower pre-tax level of earnings (due in large part to the impact of the write-off of $348.5 million of actuarial losses under our method of accounting for pension benefits).

We expect our effective tax rate in fiscal 2018, exclusive of any unusual transactions or tax events, to be approximately 32.5%-33.5%.

Equity Method Investment Earnings
We include our share of the earnings of certain affiliates based on our economic ownership interest in the affiliates. Our most significant affiliate is the Ardent Mills joint venture. Our share of earnings from our equity method investment earnings were $71.2 million and $66.1 million for fiscal 2017 and 2016, respectively. The increases are reflective of higher profits from the Ardent Mills joint venture due to more favorable wheat market conditions as well as improved operational effectiveness.
Results of Discontinued Operations
Our discontinued operations generated after-tax income of $102.0 million in fiscal 2017 and an after-tax loss of $794.4 million in fiscal 2016. Results reflected the operations of Lamb Weston through the date of its Spinoff in November 2016, as well as the results of the Private Brands business prior to its divestiture in the second half of fiscal 2016. We incurred significant costs associated with effecting the Spinoff. These costs are included in results of discontinued operations. We recognized a pre-tax charge of $1.92 billion ($1.44 billion after-tax) in fiscal 2016, to write-down the goodwill and long-lived assets of the Private Brands business to the final sales price, less costs to sell, and to recognize the final loss.
Earnings (Loss) Per Share
Diluted earnings per share in fiscal 2017 was $1.46, including earnings of $1.25 per diluted share from continuing operations and $0.21 per diluted share from discontinued operations. Diluted loss per share in fiscal 2016 was $1.56, including earnings of $0.29 per diluted share from continuing operations and a loss of $1.85 per diluted share from discontinued operations. See "Items Impacting Comparability" above as several significant items affected the comparability of year-over-year results of operations.
Fiscal 2016 compared to Fiscal 2015
Our fiscal year end falls on the last Sunday of May each year. As a result, fiscal 2016 included 52 weeks of results, while fiscal 2015 included 53 weeks of results. The exclusion in fiscal 2016 of one additional week of results than what was included in fiscal 2015 impacted our fiscal 2016 results of operations relative to our fiscal 2015 results of operations. Such impacts are noted below.
Net Sales

($ in millions) Reporting Segment	Fiscal 2016 Net Sales	Fiscal 2015 Net Sales	% Inc (Dec)
Grocery & Snacks	$3,377.1	$3,509.9	(4)%
Refrigerated & Frozen	2,867.8	2,986.6	(4)%
International	846.6	942.7	(10)%
Foodservice	1,104.5	1,120.1	(1)%
Commercial	468.1	474.7	(1)%
Total	$8,664.1	$9,034.0	(4)%
Overall, our net sales were $8.66 billion in fiscal 2016, a decrease of 4% compared to fiscal 2015.
Grocery & Snacks net sales for fiscal 2016 were $3.38 billion, a decrease of $132.8 million, or 4%, compared to fiscal 2015. Results reflected a decrease in volume of approximately 5%, partially offset by an increase in price/mix of 1% in fiscal 2016. The decrease in volume was primarily due to the inclusion of an additional week of results that occurred in fiscal 2015, volume declines on center store consumption, as well as the negative elasticity impact on volume from pricing actions, which included reductions in trade spending as part of an overall company strategy change. Price/mix improved due to the implementation of a trade reduction strategy, increased prices to offset commodity inflation on select brands, and product/mix related segmentation focus.
Refrigerated & Frozen net sales for fiscal 2016 were $2.87 billion, a decrease of $118.8 million, or 4%, compared to fiscal 2015. Results for fiscal 2016 reflected an 8% decrease in volume in fiscal 2016, primarily due to the inclusion of an additional week of results in fiscal 2015, as well as negative elasticity impact on volume due to increased prices on Banquet® and other pricing actions. The Avian Flu outbreak contributed to net sales growth on Egg Beaters® as competitors experienced supply constraints. In addition, there was a 4% increase in price/mix compared to the prior-year period due to the implementation of a trade reduction strategy.
International net sales for fiscal 2016 were $846.6 million, a decrease of $96.1 million, or 10%, compared to fiscal 2015. Results for fiscal 2016 reflected a 1% decrease in volume, a 11% decrease due to foreign exchange rates, and a 2% increase in price/mix compared to the prior year. The volume decrease for fiscal 2016 was primarily due to the inclusion of an additional week of results in fiscal 2015.
Foodservice net sales for fiscal 2016 were $1.10 billion, a decrease of $15.6 million, or 1%, compared to fiscal 2015. Results for fiscal 2016 reflected an increase in volumes of 4%, offset by a decrease in price/mix of 5% compared to the prior year. The year over year decrease was driven by the impact of the inclusion of the additional week of results in fiscal 2015.
Commercial net sales for fiscal 2016 were $468.1 million, a decrease of $6.6 million, or 1%, compared to fiscal 2015. The decrease in fiscal 2016 was primarily due to the exclusion of an additional week of results that occurred in 2015.
SG&A Expenses (Includes general corporate expenses)
SG&A expenses totaled $2.02 billion for fiscal 2016, an increase of $641.2 million compared to fiscal 2015. We estimate that the inclusion of an extra week in the fiscal 2015 resulted in additional SG&A expenses in fiscal 2015 of approximately $18.1 million.
SG&A expenses for fiscal 2016 reflected the following:
Items impacting comparability of earnings

•	a charge of $348.5 million reflecting the year-end write-off of actuarial losses in excess of 10% of our pension liability,

•	expenses totaling $232.8 million in connection with our SCAE Plan,

•	a charge of $50.1 million related to the impairment of the Chef Boyardee® brand intangible asset,

•	charges of $23.9 million related to the repurchase of certain senior notes, and

•	a charge of $5.0 million in connection with a legal matter.
Other changes in expenses compared to fiscal 2015

•	an increase in advertising and promotion spending of $34.6 million,

•	a decrease in salaries and wages of $29.6 million, in connection with our cost savings initiatives, and

•	an increase in incentive compensation expense of $73.8 million.
SG&A expenses for fiscal 2015 included the following items impacting the comparability of earnings:

•	charges of $25.7 million related to goodwill and intangible asset impairments in our Grocery & Snacks segment,

•	charges totaling $24.9 million in connection with our SCAE Plan,

•	charges of $24.6 million related to early extinguishment of debt as a result of the payoff of our term loan facility and the repurchase of certain senior notes,

•	a benefit of $7.0 million related to the reduction of the legal accrual for pending matters associated with the 2007 peanut butter recall,

•	a charge of $6.9 million reflecting the year-end write-off of actuarial losses in excess of 10% of our pension liability, and

•	charges of $5.0 million in support of our integration of the former Ralcorp business.

Operating Profit (Earnings before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

($ in millions) Reporting Segment	Fiscal 2016 Operating Profit	Fiscal 2015 Operating Profit	% Inc (Dec)
Grocery & Snacks	$592.9	$589.9	1%
Refrigerated & Frozen	420.4	376.3	12%
International	66.7	90.3	(26)%
Foodservice	97.7	109.4	(11)%
Commercial	45.4	43.5	4%
Grocery & Snacks operating profit for fiscal 2016 was $592.9 million, an increase of $3.0 million, or 1%, compared to fiscal 2015. Gross profits were $53.9 million higher in fiscal 2016 than in fiscal 2015. The higher gross profit was driven by lower commodity input costs, supply chain productivity, and net realized pricing gains. This was partially offset by the volume profit impacts of the inclusion of an additional week of results in fiscal 2015, soft volume consumption, and negative elasticities from pricing/trade actions. SG&A expenses increased by $50.9 million in fiscal 2016, as compared to fiscal 2015, including a $9.4 million increase in advertising and promotion expenses. Operating profit of the Grocery & Snacks segment included a charge of $50.1 million related to impairment of the Chef Boyardee® brand intangible asset. Grocery & Snacks operating profit was impacted by charges of $51.8 million and $24.1 million in connection with our restructuring plans in fiscal 2016 and 2015, respectively.
Refrigerated & Frozen operating profit for fiscal 2016 was $420.4 million, an increase of $44.1 million, or 12%, compared to fiscal 2015. Gross profits were $85.4 million higher in fiscal 2016 than in fiscal 2015, driven by pricing actions on key brands, lower commodity input costs, and Supply Chain productivity. This was partially offset by the volume profit impacts of the inclusion of an additional week of results in fiscal 2015, and negative elasticities from pricing/trade actions. SG&A expenses increased by $41.3 million in fiscal 2016, as compared to fiscal 2015, including a $27.8 million increase in advertising and promotion expenses. Operating profit of the Refrigerated & Frozen segment was impacted by charges totaling $21.1 million and $11.2 million in connection with our restructuring plans in fiscal 2016 and 2015, respectively.
International operating profit for fiscal 2016 was $66.7 million, a decrease of $23.6 million, or 26%, compared to fiscal 2015. Gross profits were $41.6 million lower in fiscal 2016 than in fiscal 2015, driven by the impact of foreign exchange rates. Operating profit was negatively impacted by $43.0 million from the impact of foreign exchange rates in fiscal 2016 relative to fiscal 2015.
Foodservice operating profit for fiscal 2016 was $97.7 million, a decrease of $11.7 million, or 11%, compared to fiscal 2015. Gross profits were $8.7 million lower in fiscal 2016 than in fiscal 2015. Foodservice gross profit included an inventory write-down in fiscal 2016 of a foreign popcorn business that we have since exited. Operating profit of the Foodservice segment was impacted by charges of $3.2 million in fiscal 2015 in connection with our restructuring plans.
Operating profit for fiscal 2016 in the Commercial segment was $45.4 million, comparable to $43.5 million in fiscal 2015.
Interest Expense, Net
In fiscal 2016, net interest expense was $295.8 million, a decrease of $32.4 million, or 10%, from fiscal 2015. The decrease reflects the repayment of debt. Interest expense in fiscal 2016 and 2015 reflected a net benefit of $2.9 million and $8.1 million, respectively, primarily resulting from interest rate swaps used to effectively convert the interest rates of certain outstanding debt instruments from fixed rate to floating rate.
Income Taxes
Our income tax expense was $46.4 million and $212.7 million in fiscal 2016 and 2015, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was 27% for fiscal 2016 and 32% for fiscal 2015.

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
Equity Method Investment Earnings
We include our share of the earnings of certain affiliates based on our economic ownership interest in the affiliates. Our most significant affiliate is the Ardent Mills joint venture. Our share of earnings from our equity method investment earnings were $66.1 million and $79.4 million for the fiscal 2016 and 2015, respectively. Fiscal 2016 reflects a full year of earnings from the Ardent Mills joint venture, compared to the 11 months in fiscal 2015. We recognize earnings on a one-month lag for the Ardent Mills joint venture, due to differences in fiscal year periods.
Results of Discontinued Operations
Our discontinued operations generated after-tax losses of $794.4 million and $692.1 million in fiscal 2016 and 2015, respectively.
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
The results of discontinued operations for fiscal 2015 also include a pre-tax gain of $625.6 million ($379.6 million after-tax) recognized on the transactions related to the formation of Ardent Mills (see Note 6 "Discontinued Operations and Other Divestitures" in the consolidated financial statements).
Earnings (Loss) Per Share
Diluted loss per share in fiscal 2016 was $1.56, including earnings of $0.29 per diluted share from continuing operations and a loss of $1.85 per diluted share from discontinued operations. Diluted loss per share in fiscal 2015 was $0.59, including earnings of $1.04 per diluted share from continuing operations and a loss of $1.63 per diluted share from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity and Capital
The primary objective of our financing strategy is to maintain a prudent capital structure that provides us flexibility to pursue our growth objectives. If necessary, we use short-term debt principally to finance ongoing operations, including our seasonal requirements for working capital and a combination of equity and long-term debt to finance both our base working capital needs and our non-current assets. We are committed to maintaining an investment grade credit rating.
During fiscal 2017, we entered into a revolving credit agreement (the "Credit Agreement") with a syndicate of financial institutions that provides for an unsecured revolving credit facility in a maximum aggregate principal amount outstanding at any one time of $1.25 billion (subject to increase to a maximum aggregate principal amount of $1.75 billion with the consent of the lenders). This revolving credit facility replaced our existing revolving credit facility. We have historically used a credit facility principally as a back-up for our commercial paper program. As of May 28, 2017, there were no outstanding borrowings under the facility. The Credit Agreement contains customary affirmative and negative covenants for unsecured investment grade credit facilities of this type. It generally requires our ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense to be not less than 3.0 to 1.0 and our ratio of funded debt to EBITDA to be not greater than 3.75 to 1.0 (provided that such ratio may be increased at the option of the Company in connection with a material transaction), with each ratio to be calculated on a rolling four-quarter basis. As of May 28, 2017, we were in compliance with all financial covenants under the Credit Agreement.

As of May 28, 2017, we had $26.2 million outstanding under our commercial paper program. The highest level of borrowings during fiscal 2017 was $65.0 million. As of May 29, 2016, we had no amounts outstanding under our commercial paper program.
As of the end of fiscal 2017, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.
We repurchase shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. During fiscal 2017, the Board of Directors approved an additional $2.25 billion share repurchase authorization to the existing share repurchase program. The share repurchase authorization has no expiration date. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. As of May 29, 2016 the Company's total remaining share repurchase authorization was $131.9 million. During fiscal 2017, we repurchased 25.1 million shares of our common stock under this authorization for an aggregate of $1.0 billion. The Company's total remaining share repurchase authorization as of May 28, 2017 was $1.38 billion.
On July 19, 2017, the Board of Directors authorized a quarterly dividend payment of $0.2125 per share, which will be paid on August 31, 2017 to stockholders of record as of the close of business on July 31, 2017.
During fiscal 2017, we provided a voluntary lump-sum settlement offer to certain terminated vested participants in our salaried pension plan. During fiscal 2017, $287.5 million was distributed to such participants from pension plan assets in connection with this offer. We made pension contributions totaling $163.0 million for fiscal 2017, including a $150 million voluntary contribution made in the fourth quarter to improve the funded status of our pension plans.
On November 9, 2016, we completed the Spinoff of Lamb Weston. In connection with the Spinoff, Lamb Weston issued to us $1.54 billion aggregate principal amount of senior notes (the "Lamb Weston notes"). On November 9, 2016, we exchanged the Lamb Weston notes for approximately $250.2 million aggregate principal amount of our 5.819% senior notes due 2017, $880.4 million aggregate principal amount of our 1.9% senior notes due 2018, $154.9 million aggregate principal amount of our 2.1% senior notes due 2018, $86.9 million aggregate principal amount of our 7.0% senior notes due 2019, and $71.1 million aggregate principal amount of our 4.95% senior notes due 2020 (collectively, the "Conagra notes"), which had been purchased in the open market by certain investment banks prior to the Spinoff. Following the exchange, we cancelled the Conagra notes. We also received a cash payment of $823.5 million from Lamb Weston as consideration for the Spinoff.
During fiscal 2017, we repaid the entire principal balance of $550.0 million of our floating rate notes on the maturity date of July 21, 2016. We also repaid the remaining principal balance of $224.8 million of our 5.819% senior notes due 2017 and $248.2 million principal amount of our 7.0% senior notes due 2019, in each case prior to maturity, resulting in a net loss from the early retirement of debt of $32.7 million.
We have access to the $1.25 billion revolving credit facility, our commercial paper program, and the capital markets. We believe we also have access to additional bank loan facilities, if needed.
We have recently signed an agreement to sell our Wesson® oil business. The sale remains subject to customary closing conditions, including receipt of regulatory approvals. We expect to realize net proceeds from the sale of approximately $285 million.
We expect to maintain or have access to sufficient liquidity to either retire or refinance senior debt upon maturity, as market conditions warrant, from operating cash flows, our commercial paper program, proceeds from any divestitures and other disposition transactions, access to capital markets, and our revolving credit facility.
Cash Flows
In fiscal 2017, we used $583.1 million of cash, which was the net result of $1.18 billion generated from operating activities, $189.3 million used in investing activities, $1.57 billion used in financing activities, and a decrease of $0.2 million in cash due to the effect of changes in foreign currency exchange rates.

Cash generated from operating activities of continuing operations totaled $1.14 billion in fiscal 2017, as compared to $625.5 million generated in fiscal 2016. Higher operating cash flows were generated by increased operating profits in fiscal 2017, compared to fiscal 2016. The higher operating profits were achieved by reducing SG&A expenses, in large part enabled by our restructuring plans, as well as by achieving improved gross margins. The increase was also driven by the timing of income tax payments (a capital loss generated in fiscal 2016 was utilized in fiscal 2017, such that no income tax payments were required to be made for the gain realized upon the sale of the Spicetec and JM Swank businesses), significantly lower inventory build, due to lower sales volumes and lower per case cost of inventories, increase in accounts payable balance due to extension of certain vendor terms, and reductions of interest payments due to significant debt repayments in fiscal 2017 and 2016. Also, incentive compensation payments in fiscal 2017 (earned in fiscal 2016) were $73.8 million higher than such payments made in fiscal 2016 (earned in fiscal 2015).
Cash generated from operating activities of discontinued operations was $34.7 million and $633.7 million in fiscal 2017 and fiscal 2016, respectively. This reflects the activities of the Private Brands business we sold in the third quarter of fiscal 2016 and those of the Lamb Weston business that were spun off on November 9, 2016. Operating cash flows of discontinued operations in fiscal 2017 were also impacted by expenses related to the Spinoff.
Cash used in investing activities of continuing operations totaled $65.6 million in fiscal 2017 compared to $251.9 million in fiscal 2016. Investing activities of continuing operations in fiscal 2017 consisted primarily of the proceeds from the divestitures of the Spicetec and JM Swank businesses totaling $489.0 million in the aggregate, partially offset by capital expenditures of $242.1 million, which included several significant plant expansions and improvements, and acquisitions totaling $325.7 million, including the operating assets of Frontera Foods, Inc. and Red Fork LLC and the protein-based snacking businesses Thanasi Foods LLC and BIGS LLC. Investing activities of continuing operations of fiscal 2016 consisted primarily of capital expenditures of $277.5 million.
Cash used in investing activities of discontinued operations in fiscal 2017 resulted primarily from capital expenditures. Cash provided by investing activities of discontinued operations in fiscal 2016 resulted primarily from the proceeds of the divestiture of our Private Brands business totaling $2.60 billion, net of cash transferred and closing costs, partially offset by capital expenditures of $247.6 million.
Cash used for financing activities of continuing operations totaled $2.41 billion in fiscal 2017 compared to $2.73 billion in fiscal 2016. Financing activities of continuing operations for fiscal 2017 consisted primarily of long-term debt repayments totaling $1.06 billion, cash dividends paid of $415.0 million and common stock repurchases totaling $1.0 billion. Proceeds from employee stock option exercises and the issuance of other stock awards were $73.8 million in fiscal 2017. Cash used in financing activities of continuing operations in fiscal 2016 reflect debt repayments of $2.52 billion and dividends paid of $432.5 million, partially offset by employee stock option exercises and the issuance of other stock awards of $208.4 million.
Cash provided by financing activities of discontinued operations principally comprises borrowing by Lamb Weston which were transferred in connection with the Spinoff.
The Company had cash and cash equivalents of $251.4 million at May 28, 2017 and $798.1 million at May 29, 2016, of which $244.9 million at May 28, 2017 and $105.3 million at May 29, 2016 was held in foreign countries. The Company makes an assertion regarding the amount of earnings intended for permanent reinvestment outside the United States, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. No related tax liability has been accrued as of May 28, 2017. At May 28, 2017, management does not intend to permanently repatriate additional foreign cash. Any future decision to repatriate foreign cash could result in an adjustment to the deferred tax liability after considering available foreign tax credits and other tax attributes. It is not practicable to determine the amount of any such deferred tax liability at this time.
Our preliminary estimate of capital expenditures for fiscal 2018 is approximately $285 million.
Management believes that the Company's sources of liquidity will be adequate to satisfy working capital needs, repurchase shares of our common stock from time to time, make payments of anticipated quarterly dividends, complete planned capital expenditures, and make any required debt repayments, including by retiring or refinancing senior debt upon maturity (as market conditions warrant), for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS
We use off-balance sheet arrangements (e.g., leases accounted for as operating leases) where sound business principles warrant their use. We also periodically enter into guarantees and other similar arrangements as part of transactions in the ordinary course of business. These are described further in "Obligations and Commitments," below.
Variable Interest Entities Not Consolidated
We have variable interests in certain entities that we have determined to be variable interest entities, but for which we are not the primary beneficiary. We do not consolidate the financial statements of these entities.
We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements with these entities include fixed-price purchase options for the assets being leased. The lease agreements also contain contingent put options (the "lease put options") that allow the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease agreement in place (the "put price") in certain limited circumstances. As a result of substantial impairment charges related to our divested Private Brands operations, these lease put options are exercisable now and remain exercisable until generally 30 days after the end of the respective lease agreements. We are amortizing the difference between the estimated put price and the estimated fair value (without a lease agreement in place) of each respective property over the remaining respective lease term within selling, general and administrative expenses. As of May 28, 2017, the estimated amount by which the put prices exceeded the fair values of the related properties was $51.8 million, of which we have accrued $8.4 million. As these buildings are worth considerably more when under lease agreements than when vacant, we may be able to mitigate some, or all of the financial exposure created by the put options by maintaining active lease agreements and/or by subleasing the buildings to credit worthy tenants. We do not expect to ultimately incur material financial losses as a result of the potential exercise of the lease put options by the lessors. During fiscal 2017, one of these lease agreements expired. As a result of this expiration, we reversed the applicable accrual and recognized a benefit of $6.7 million in selling, general and administrative expenses. These leases are accounted for as operating leases, and accordingly, there are no material assets or liabilities, other than the accrued portion of the put price, associated with these entities included in our Consolidated Balance Sheets. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of these entities. In making this determination, we have considered, among other items, the terms of the lease agreements, the expected remaining useful lives of the assets leased, and the capital structure of the lessor entities.

OBLIGATIONS AND COMMITMENTS
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt, notes payable, and capital lease obligations, which totaled $3.0 billion as of May 28, 2017, were recognized as liabilities in our Consolidated Balance Sheets. Operating lease obligations and unconditional purchase obligations, which totaled $1.3 billion as of May 28, 2017, were not recognized as liabilities in our Consolidated Balance Sheets, in accordance with generally accepted accounting principles.

A summary of our contractual obligations as of May 28, 2017 was as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$2,821.3	$189.7	$—	$322.6	$2,309.0
Capital lease obligations	131.2	9.5	16.9	17.3	87.5
Operating lease obligations	221.3	40.5	53.3	30.2	97.3
Purchase obligations[1] and other contracts	1,174.5	951.4	126.0	86.4	10.7
Notes payable	28.2	28.2	—	—	—
Total	$4,376.5	$1,219.3	$196.2	$456.5	$2,504.5
1 Amount includes open purchase orders and agreements, some of which are not legally binding and/or may be cancellable. Such agreements are generally settleable in the ordinary course of business in less than one year.
We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average coupon interest rate of the long-term debt obligations outstanding as of May 28, 2017 was approximately 5.3%.
The operating lease obligations noted in the table above have not been reduced by non-cancellable sublease rentals of $1.7 million.
As of May 28, 2017, we had aggregate unfunded pension obligations totaling $565.1 million. This amount is not included in the table above, as the unfunded pension obligation is marked-to-market each fiscal year and we do not expect to be required to make payments to fund these amounts in the next few years. Based on current statutory requirements, we are not obligated to fund any amount to our qualified pension plans during the next twelve months. We estimate that we will make payments of approximately $12.8 million over the next twelve months to fund our pension plans. See Note 19, "Pension and Postretirement Benefits" to the consolidated financial statements and "Critical Accounting Estimates - Employment Related Benefits" for further discussion of our pension obligations and factors that could affect estimates of this liability.
As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in our Consolidated Balance Sheets. A summary of our commitments, including commitments associated with equity method investments, as of May 28, 2017, was as follows:

	Amount of Commitment Expiration Per Period (in millions)
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby repurchase obligations	1.8	0.5	0.5	0.5	0.3
Other commitments	1.7	1.7	—	—	—
Total	$3.5	$2.2	$0.5	$0.5	$0.3
In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases resulting from the divestiture of the JM Swank business completed in the first quarter of fiscal 2017. As of May 28, 2017, the remaining terms of these arrangements do not exceed six years and the maximum amount of future payments we have guaranteed was $4.3 million.
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
Lamb Weston is a party to a warehouse services agreement with a third-party warehouse provider through July 2035. Under this agreement, Lamb Weston is required to make payments for warehouse services based on the quantity of goods stored and other service factors. We have guaranteed the warehouse provider that we will make the payments required under the agreement in the event that Lamb Weston fails to perform. Minimum payments of $1.5 million per month are required under this agreement. It is not possible to determine the maximum amount of the payment obligations under this agreement. Upon completion of the Spinoff, we recognized a liability for the estimated fair value of this guarantee. As of May 28, 2017, the amount of this guarantee, recorded in other noncurrent liabilities, was $29.7 million.
Lamb Weston is a party to an agricultural sublease agreement with a third party for certain farmland through 2020 (subject, at Lamb Weston’s option, to extension for two additional five-year periods). Under the terms of the sublease agreement, Lamb Weston is required to make certain rental payments to the sublessor. We have guaranteed the sublessor Lamb Weston’s performance and the payment of all amounts (including indemnification obligations) owed by Lamb Weston under the sublease agreement, up to a maximum of $75.0 million. We believe the farmland associated with this sublease agreement is readily marketable for lease to other area farming operators. As such, we believe that any financial exposure to the company, in the event that we were required to perform under the guaranty, would be largely mitigated.
The obligations and commitments tables above do not include any reserves for uncertainties in income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at May 28, 2017 was $39.3 million. The net amount of unrecognized tax benefits at May 28, 2017, that, if recognized, would impact our effective tax rate was $31.6 million. Recognition of these tax benefits would have a favorable impact on our effective tax rate.

CRITICAL ACCOUNTING ESTIMATES
The process of preparing financial statements requires the use of estimates on the part of management. The estimates used by management are based on our historical experiences combined with management's understanding of current facts and circumstances. Certain of our accounting estimates are considered critical as they are both important to the portrayal of our financial condition and results and require significant or complex judgment on the part of management. The following is a summary of certain accounting estimates considered critical by management.
Our Audit/Finance Committee has reviewed management's development, selection, and disclosure of the critical accounting estimates.
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
We have recognized reserves of $108.1 million for these marketing costs as of May 28, 2017. Changes in the assumptions used in estimating the cost of any individual customer marketing program (including amounts classified as a revenue reduction) would not result in a material change in our results of operations or cash flows.
Advertising and promotion expenses totaled $328.3 million, $347.2 million, and $312.6 million in fiscal 2017, 2016, and 2015, respectively.
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
Further information on income taxes is provided in Note 15 "Pre-tax Income and Income Taxes" to the consolidated financial statements.
Environmental Liabilities—Environmental liabilities are accrued when it is probable that obligations have been incurred and the associated amounts can be reasonably estimated. Management works with independent third-party specialists in order to effectively assess our environmental liabilities. Management estimates our environmental liabilities based on evaluation of investigatory studies, extent of required clean-up, our known volumetric contribution, other potentially responsible parties, and our experience in remediating sites. Environmental liability estimates may be affected by changing governmental or other external determinations of what constitutes an environmental liability or an acceptable level of clean-up. Management's estimate as to our potential liability is independent of any potential recovery of insurance proceeds or indemnification arrangements. Insurance companies and other indemnitors are notified of any potential claims and periodically updated as to the general status of known claims. We do not discount our environmental liabilities as the timing of the anticipated cash payments is not fixed or readily determinable. To the extent that there are changes in the evaluation factors identified above, management's estimate of environmental liabilities may also change.
We have recognized a reserve of approximately $58.1 million for environmental liabilities as of May 28, 2017. The reserve for each site is determined based on an assessment of the most likely required remedy and a related estimate of the costs required to effect such remedy.
Employment-Related Benefits—We incur certain employment-related expenses associated with pensions, postretirement health care benefits, and workers' compensation. In order to measure the annual expense associated with these employment-related benefits, management must make a variety of estimates including, but not limited to, discount rates used to measure the present value of certain liabilities, assumed rates of return on assets set aside to fund these expenses, compensation increases, employee turnover rates, anticipated mortality rates, anticipated health care costs, and employee accidents incurred but not yet reported to us. The estimates used by management are based on our historical experience as well as current facts and circumstances. We use third-party specialists to assist management in appropriately measuring the expense associated with these employment-related benefits. Different estimates used by management could result in us recognizing different amounts of expense over different periods of time.
Beginning in fiscal 2017, the Company has elected to use a split discount rate (spot-rate approach) for the U.S. plans and certain foreign plans. Historically, a single weighted-average discount rate was used in the calculation of service and interest costs, both of which are components of pension benefit costs. The spot-rate approach applies separate discount rates for each projected benefit payment in the calculation of pension service and interest cost. This change is considered a change in accounting estimate and has been applied prospectively. The pre-tax reduction in total pension benefit cost associated with this change in fiscal 2017 was approximately $27.0 million.
We have recognized a pension liability of $582.2 million and $946.6 million, a postretirement liability of $156.9 million and $201.6 million, and a workers' compensation liability of $41.5 million and $62.2 million, as of the end of fiscal 2017 and 2016, respectively. We also have recognized a pension asset of $17.1 million and $3.0 million as of the end of fiscal 2017 and 2016, respectively, as certain individual plans of the Company had a positive funded status.
We recognize cumulative changes in the fair value of pension plan assets and net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plan's projected benefit obligation ("the corridor") in current period expense annually as of our measurement date, which is our fiscal year-end, or when measurement is required otherwise under generally accepted accounting principles.
We recognized pension expense (benefit), including activities of discontinued operations, from Company plans of $(12.9) million, $370.8 million, and $0.9 million in fiscal 2017, 2016, and 2015, respectively. Such amounts reflect the year-end write-off of actuarial losses in excess of 10% of our pension liability of $1.2 million, $348.5 million, and $6.9 million in fiscal 2017,

2016, and 2015, respectively. This also reflected expected returns on plan assets of $207.4 million, $259.9 million, and $267.9 million in fiscal 2017, 2016, and 2015, respectively. We contributed $163.0 million, $11.5 million, and $12.7 million to the pension plans of our continuing operations in fiscal 2017, 2016, and 2015, respectively. We anticipate contributing approximately $12.8 million to our pension plans in fiscal 2018.
One significant assumption for pension plan accounting is the discount rate. Historically, we have selected a discount rate each year (as of our fiscal year-end measurement date) for our plans based upon a high-quality corporate bond yield curve for which the cash flows from coupons and maturities match the year-by-year projected benefit cash flows for our pension plans. The corporate bond yield curve is comprised of high-quality fixed income debt instruments (usually Moody's Aa) available at the measurement date. At May 29, 2016, the Company changed to use a spot-rate approach, discussed above. This alternative approach focuses on measuring the service cost and interest cost components of net periodic benefit cost by using individual spot rates derived from a high-quality corporate bond yield curve and matched with separate cash flows for each future year instead of a single weighted-average discount rate approach.
Based on this information, the discount rate selected by us for determination of pension expense was 3.83% for fiscal 2017, 4.10% for fiscal 2016, and 4.15% for fiscal 2015. We selected a weighted-average discount rate of 4.19% and 3.26% for determination of service and interest expense, respectively, for fiscal 2018. A 25 basis point increase in our discount rate assumption as of the end of fiscal 2017 would have resulted in an increase of $1.7 million in our pension expense for fiscal 2017. A 25 basis point decrease in our discount rate assumption as of the end of fiscal 2017 would have resulted in an increase of $0.4 million in our pension expense for fiscal 2017. For our year-end pension obligation determination, we selected discount rates of 3.90% and 3.83% for fiscal years 2017 and 2016, respectively.
Another significant assumption used to account for our pension plans is the expected long-term rate of return on plan assets. In developing the assumed long-term rate of return on plan assets for determining pension expense, we consider long-term historical returns (arithmetic average) of the plan’s investments, the asset allocation among types of investments, estimated long-term returns by investment type from external sources, and the current economic environment. Based on this information, we selected 7.50% for the long-term rate of return on plan assets for determining our fiscal 2017 pension expense. A 25 basis point increase/decrease in our expected long-term rate of return assumption as of the beginning of fiscal 2017 would decrease/increase annual pension expense for our pension plans by $7.2 million. We selected an expected rate of return on plan assets of 7.50% to be used to determine our pension expense for fiscal 2018. A 25 basis point increase/decrease in our expected long-term rate of return assumption as of the beginning of fiscal 2018 would decrease/increase annual pension expense for our pension plans by $7.3 million.
The rate of compensation increase is another significant assumption used in the development of accounting information for pension plans. We determine this assumption based on our long-term plans for compensation increases and current economic conditions. Based on this information, we selected 3.63% and 3.66% for fiscal years 2017 and 2016, respectively, as the rate of compensation increase for determining our year-end pension obligation. We selected 3.66% for the rate of compensation increase for determination of pension expense for fiscal year 2017, 3.70% for fiscal 2016, and 4.25% fiscal 2015. A 25 basis point increase in our rate of compensation increase assumption as of the beginning of fiscal 2017 would increase pension expense for our pension plans by $0.7 million for the year. A 25 basis point decrease in our rate of compensation increase assumption as of the beginning of fiscal 2017 would decrease pension expense for our pension plans by $0.7 million for the year. We selected a rate of 3.63% for the rate of compensation increase to be used to determine our pension expense for fiscal 2018. A 25 basis point increase in our rate of compensation increase assumption as of the beginning of fiscal 2018 would increase pension expense for our pension plans by $0.5 million for the year. A 25 basis point decrease in our rate of compensation increase assumption as of the beginning of fiscal 2018 would decrease pension expense for our pension plans by $0.5 million for the year.
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
In October 2016, The Society of Actuaries' Retirement Plan Experience Committee published updated mortality improvement scales and recommended their use with base mortality tables for the measurement of U.S. pension plan obligations. With the assistance of our third-party actuary, in measuring our pension obligations as of May 28, 2017, we incorporated a revised improvement scale to be used with our current base mortality tables that generally reflect the mortality improvement inherent in these new tables.

We also provide certain postretirement health care benefits. We recognized postretirement benefit expense (benefit) of $(1.2) million, $0.2 million, and $6.1 million in fiscal 2017, 2016, and 2015, respectively. We reflected liabilities of $156.9 million and $201.6 million in our balance sheets as of May 28, 2017 and May 29, 2016, respectively. We anticipate contributing approximately $18.7 million to our postretirement health care plans in fiscal 2018.
The postretirement benefit expense and obligation are also dependent on our assumptions used for the actuarially determined amounts. These assumptions include discount rates (discussed above), health care cost trend rates, inflation rates, retirement rates, mortality rates (also discussed above), and other factors. The health care cost trend assumptions are developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends. Assumed inflation rates are based on an evaluation of external market indicators. Retirement and mortality rates are based primarily on actual plan experience. The discount rate we selected for determination of postretirement expense was 3.18% for fiscal 2017, 3.50% for fiscal 2016, and 3.65% for fiscal 2015. We have selected a weighted-average discount rate of 3.33% for determination of postretirement expense for fiscal 2018. A 25 basis point increase/decrease in our discount rate assumption as of the beginning of fiscal 2017 would not have resulted in a material change to postretirement expense for our plans. We have assumed the initial year increase in cost of health care to be 8.5%, with the trend rate decreasing to 4.5% by 2024. A one percentage point change in the assumed health care cost trend rate would have the following effects:

($ in millions)	One Percent Increase	One Percent Decrease
Effect on total service and interest cost	$0.4	$(0.3)
Effect on postretirement benefit obligation	8.1	(7.3)
We provide workers' compensation benefits to our employees. The measurement of the liability for our cost of providing these benefits is largely based upon actuarial analysis of costs. One significant assumption we make is the discount rate used to calculate the present value of our obligation. The weighted-average discount rate used at May 28, 2017 was 3.08%. A 25 basis point increase/decrease in the discount rate assumption would not have a material impact on workers' compensation expense or the liability.
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
If we perform a quantitative impairment test in evaluating impairment of our indefinite lived brands/trademarks, we utilize a "relief from royalty" methodology. The methodology determines the fair value of each brand through use of a discounted cash flow model that incorporates an estimated "royalty rate" we would be able to charge a third party for the use of the particular brand. When determining the future cash flow estimates, we must estimate future net sales and a fair market royalty rate for each applicable brand and an appropriate discount rate to measure the present value of the anticipated cash flows. Estimating future net sales requires significant judgment by management in such areas as future economic conditions, product pricing, and consumer trends. In determining an appropriate discount rate to apply to the estimated future cash flows, we consider the current interest rate environment and our estimated cost of capital.
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
Under the quantitative impairment test, the evaluation involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. Fair value is typically estimated using a discounted cash flow analysis, which requires us to estimate the future cash flows anticipated to be generated by the reporting unit being tested for impairment as well as to select a risk-adjusted discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, we consider historical results adjusted to reflect current and anticipated operating conditions. We estimate cash flows for the reporting unit over a discrete period (typically four or five years) and the terminal period (considering expected long term growth rates and trends). Estimating future cash flows requires significant judgment by management in such areas as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. The use of different assumptions or estimates for future cash flows or significant changes in risk-adjusted discounts rates due to changes in market conditions could produce substantially different estimates of the fair value of the reporting unit.
Prior to the fourth quarter of fiscal 2017, if the carrying value of a reporting unit exceeded its fair value, we completed a second step of the test to determine the amount of goodwill impairment loss, if any, to be recognized. In the second step, we estimated an implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The impairment loss was equal to the excess of the carrying value of the goodwill over the implied fair value of that goodwill. As a result of adopting Accounting Standards Update ("ASU") 2017-04, Simplifying the Test for Goodwill Impairment, beginning in the fourth quarter of fiscal 2017, if the carrying value of a reporting unit exceeds its fair value, we recognize an impairment loss equal to the difference between the carrying value and estimated fair value of the reporting unit.
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
We performed an assessment of impairment of goodwill for the new Canadian reporting unit within the new International reporting segment. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans and future industry and economic conditions. We estimated the future cash flows of the Canadian reporting unit and calculated the net present value of those estimated cash flows using a risk adjusted discount rate, in order to estimate the fair value of each reporting unit from the perspective of a market participant. We used discount rates and terminal growth rates of 7.5% and 2%, respectively, to calculate the present value of estimated future cash flows. We then compared the estimated fair value of the reporting unit to the historical carrying value (including allocated assets and liabilities of certain shared and Corporate functions), and determined that the fair value of the reporting unit was less than the carrying value in the first quarter of fiscal 2017. With the assistance of a third-party valuation specialist, we estimated the fair value of the assets and liabilities of this reporting unit in order to determine the implied fair value of goodwill. We recognized an impairment charge for the difference between the implied fair value of goodwill and the carrying value of goodwill. Accordingly, during the first quarter of fiscal 2017, we recorded charges totaling $139.2 million for the impairment of goodwill. The remaining goodwill balance of the Canadian reporting unit as of May 28, 2017 was $43.4 million.
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
During the fourth quarter of fiscal 2017, in conjunction with our annual impairment testing, we adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment. As a result of further deterioration in forecasted sales and profits, we performed an additional assessment of impairment of goodwill for the new Mexican reporting unit. We used discount rates and terminal growth rates of 9.0% and 3%, respectively, to calculate the present value of estimated future cash flows. We then compared the estimated fair value of the reporting unit to the historical carrying value (including allocated assets and liabilities of certain shared and Corporate functions), and determined that the fair value of the reporting unit was less than the carrying value in the fourth quarter of fiscal 2017. With the assistance of a third-party valuation specialist, we estimated the fair value of the reporting unit. We recognized an impairment charge of $15.8 million, equal to the difference between the carrying value and estimated fair value of the reporting unit. The remaining goodwill balance of the Mexican reporting unit as of May 28, 2017 was $118.5 million.

In fiscal 2017, due to declining sales of certain brands, we elected to perform a quantitative impairment test for indefinite lived intangibles of those brands. During fiscal 2017, we recognized impairment charges of $7.1 million for our Del Monte® brand and $5.5 million for our Aylmer® brand in our International segment. We also recognized impairment charges of $67.1 million for our Chef Boyardee® brand and $1.1 million for our Fiddle Faddle® brand in our Grocery & Snacks segment.
In fiscal 2016, we elected to perform a quantitative impairment test for indefinite lived intangibles. During fiscal 2016, we recognized impairment charges of $50.1 million in our Grocery & Snacks segment for our Chef Boyardee® brand.
In fiscal 2015, we elected to perform a quantitative impairment test for indefinite lived intangibles. During fiscal 2015, we recognized impairment charges of $4.8 million in our Grocery & Snacks segment for our Poppycock® brand.
Because forecasted sales and profits for a reporting unit in our divested Private Brands business continued to fall below our expectations relative to our previous projections throughout fiscal 2015, we performed quantitative analyses of goodwill on this Private Brands segment reporting unit in fiscal 2015. We recorded charges totaling $20.9 million for the impairment of goodwill in the portion of the business we retained from the Private Brands segment that is now included in the Grocery & Snacks segment.
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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP. On July 9, 2015, the FASB deferred the effective date of the new revenue recognition standard by one year. Based on the FASB's ASU, we will apply the new revenue standard in our fiscal year 2019. Early adoption in our fiscal year 2018 is permitted. We are in the process of documenting the impact of the guidance on our current accounting policies and practices in order to identify material differences, if any, that would result from applying the new requirements to our revenue contracts. We continue to make progress on our revenue recognition review and are also in the process of evaluating the impact, if any, on changes to our business processes, systems, and controls to support recognition and disclosure requirements under the new guidance. We continue to evaluate the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The effective date for the standard is for fiscal years beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of this standard on our consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires companies to present the service cost component of net benefit cost in the same line items in which they report compensation cost. Companies will present all other components of net benefit cost outside operating income, if this subtotal is presented. The effective date for the standard is for fiscal years beginning after December 15, 2017. Early adoption is permitted. We do not expect ASU 2017-07 to have a material impact to our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The principal market risks affecting us during fiscal 2017 and 2016 were exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.
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
As of May 28, 2017 and May 29, 2016, the fair value of our long term debt (including current installments) was estimated at $3.32 billion and $5.85 billion, respectively, based on current market rates. As of May 28, 2017 and May 29, 2016, a 1% increase in interest rates would decrease the fair value of our fixed rate debt by approximately $197.8 million and $249.5 million, respectively, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $219.4 million and $275.0 million, respectively.
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

Value-at-Risk (VaR)
We employ various tools to monitor our derivative risk, including value-at-risk ("VaR") models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95% confidence level. Accordingly, in any given one day time period, losses greater than the amounts included in the table below are expected to occur only 5% of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, and foreign exchange positions (including discontinued operations) for fiscal 2017 and 2016.

	Fair Value Impact
In Millions	Average During the Fiscal Year Ended May 28, 2017	Average During the Fiscal Year Ended May 29, 2016
Processing Activities
Energy commodities	$0.4	$0.6
Agriculture commodities	0.5	1.7
Foreign exchange	0.3	0.2

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Conagra Brands, Inc. and Subsidiaries
Consolidated Statements of Operations
(in millions, except per share amounts)

	For the Fiscal Years Ended May
	2017	2016	2015
Net sales	$7,826.9	$8,664.1	$9,034.0
Costs and expenses:
Cost of goods sold	5,484.8	6,234.9	6,737.8
Selling, general and administrative expenses	1,417.1	2,024.6	1,383.4
Interest expense, net	195.5	295.8	328.2
Income from continuing operations before income taxes and equity method investment earnings	729.5	108.8	584.6
Income tax expense	254.7	46.4	212.7
Equity method investment earnings	71.2	66.1	79.4
Income from continuing operations	546.0	128.5	451.3
Income (loss) from discontinued operations, net of tax	102.0	(794.4)	(692.1)
Net income (loss)	$648.0	$(665.9)	$(240.8)
Less: Net income attributable to noncontrolling interests	8.7	11.1	11.8
Net income (loss) attributable to Conagra Brands, Inc.	$639.3	$(677.0)	$(252.6)
Earnings (loss) per share — basic
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$1.26	$0.29	$1.05
Income (loss) from discontinued operations attributable to Conagra Brands, Inc. common stockholders	0.22	(1.86)	(1.65)
Net income (loss) attributable to Conagra Brands, Inc. common stockholders	$1.48	$(1.57)	$(0.60)
Earnings (loss) per share — diluted
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$1.25	$0.29	$1.04
Income (loss) from discontinued operations attributable to Conagra Brands, Inc. common stockholders	0.21	(1.85)	(1.63)
Net income (loss) attributable to Conagra Brands, Inc. common stockholders	$1.46	$(1.56)	$(0.59)
The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	For the Fiscal Years Ended May
	2017			2016			2015
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income (loss)	$989.2	$(341.2)	$648.0	$(1,033.6)	$367.7	$(665.9)	$244.0	$(484.8)	$(240.8)
Other comprehensive income (loss):
Derivative adjustments:
Unrealized derivative adjustments	(1.0)	0.4	(0.6)	—	—	—	—	—	—
Reclassification for derivative adjustments included in net income	(0.2)	0.1	(0.1)	(2.1)	0.8	(1.3)	(0.5)	0.2	(0.3)
Unrealized gains on available-for-sale securities	0.5	(0.2)	0.3	0.1	—	0.1	0.7	(0.3)	0.4
Currency translation losses:
Unrealized currency translation losses	(13.6)	0.2	(13.4)	(58.9)	—	(58.9)	(145.2)	—	(145.2)
Reclassification for currency translation losses included in net income	—	—	—	73.4	—	73.4	—	—	—
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	209.2	(80.6)	128.6	(37.7)	14.8	(22.9)	(94.9)	36.7	(58.2)
Reclassification for pension and post-employment benefit obligations included in net income	10.4	(4.0)	6.4	(14.5)	4.9	(9.6)	0.8	(0.3)	0.5
Comprehensive income (loss)	1,194.5	(425.3)	769.2	(1,073.3)	388.2	(685.1)	4.9	(448.5)	(443.6)
Comprehensive income attributable to noncontrolling interests	12.6	(0.7)	11.9	7.8	(0.9)	6.9	4.6	(0.4)	4.2
Comprehensive income (loss) attributable to Conagra Brands, Inc.	$1,181.9	$(424.6)	$757.3	$(1,081.1)	$389.1	$(692.0)	$0.3	$(448.1)	$(447.8)
The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	May 28, 2017	May 29, 2016
ASSETS
Current assets
Cash and cash equivalents	$251.4	$798.1
Receivables, less allowance for doubtful accounts of $3.1 and $3.2	563.4	650.1
Inventories	934.2	1,044.1
Prepaid expenses and other current assets	228.7	148.6
Current assets of discontinued operations	—	779.7
Current assets held for sale	35.5	156.1
Total current assets	2,013.2	3,576.7
Property, plant and equipment
Land and land improvements	111.8	106.9
Buildings, machinery and equipment	3,313.1	3,207.4
Furniture, fixtures, office equipment and other	752.0	748.7
Construction in progress	124.9	136.4
	4,301.8	4,199.4
Less accumulated depreciation	(2,636.9)	(2,501.6)
Property, plant and equipment, net	1,664.9	1,697.8
Goodwill	4,298.3	4,318.9
Brands, trademarks and other intangibles, net	1,232.9	1,223.3
Other assets	790.6	905.5
Noncurrent assets of discontinued operations	—	1,339.3
Noncurrent assets held for sale	96.4	329.1
	$10,096.3	$13,390.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$28.2	$13.9
Current installments of long-term debt	199.0	559.4
Accounts payable	773.1	706.7
Accrued payroll	167.6	220.8
Other accrued liabilities	552.6	567.7
Current liabilities of discontinued operations	—	409.2
Current liabilities held for sale	—	54.7
Total current liabilities	1,720.5	2,532.4
Senior long-term debt, excluding current installments	2,573.3	4,685.5
Subordinated debt	195.9	195.9
Other noncurrent liabilities	1,528.8	1,875.7
Noncurrent liabilities of discontinued operations	—	304.8
Noncurrent liabilities held for sale	—	1.5
Total liabilities	6,018.5	9,595.8
Commitments and contingencies (Note 17)
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,907,172	2,839.7	2,839.7
Additional paid-in capital	1,171.9	1,136.3
Retained earnings	4,247.0	3,218.3
Accumulated other comprehensive loss	(212.9)	(344.5)
Less treasury stock, at cost, 151,387,209 and 129,842,206 common shares	(4,054.9)	(3,136.2)
Total Conagra Brands, Inc. common stockholders' equity	3,990.8	3,713.6
Noncontrolling interests	87.0	81.2
Total stockholders' equity	4,077.8	3,794.8
	$10,096.3	$13,390.6
The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries
Consolidated Statements of Common Stockholders' Equity
(in millions)

	Conagra Brands, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 25, 2014	567.9	$2,839.7	$1,036.9	$5,010.6	$(134.3)	$(3,494.4)	$96.7	$5,355.2
Stock option and incentive plans			14.2	(0.4)		179.7		193.5
Currency translation adjustment					(137.6)		(7.6)	(145.2)
Repurchase of common shares						(50.0)		(50.0)
Unrealized gain on securities					0.4			0.4
Derivative adjustment, net of reclassification adjustment					(0.3)			(0.3)
Activities of noncontrolling interests			(1.7)				(5.1)	(6.8)
Pension and postretirement healthcare benefits					(57.7)			(57.7)
Dividends declared on common stock; $1.00 per share				(426.5)				(426.5)
Net loss attributable to Conagra Brands, Inc.				(252.6)				(252.6)
Balance at May 31, 2015	567.9	2,839.7	1,049.4	4,331.1	(329.5)	(3,364.7)	84.0	4,610.0
Stock option and incentive plans			91.7	(1.2)		228.5		319.0
Currency translation adjustment					18.7		(4.2)	14.5
Unrealized gain on securities					0.1			0.1
Derivative adjustment, net of reclassification adjustment					(1.3)			(1.3)
Activities of noncontrolling interests			(4.8)				1.4	(3.4)
Pension and postretirement healthcare benefits					(32.5)			(32.5)
Dividends declared on common stock; $1.00 per share				(434.6)				(434.6)
Net loss attributable to Conagra Brands, Inc.				(677.0)				(677.0)
Balance at May 29, 2016	567.9	2,839.7	1,136.3	3,218.3	(344.5)	(3,136.2)	81.2	3,794.8
Stock option and incentive plans			36.4	(1.3)		81.3		116.4
Adoption of ASU 2016-09				(3.9)				(3.9)
Spinoff of Lamb Weston				783.3	13.6			796.9
Currency translation adjustment, net					(16.6)		3.2	(13.4)
Repurchase of common shares						(1,000.0)		(1,000.0)
Unrealized gain on securities					0.3			0.3
Derivative adjustment, net of reclassification adjustment					(0.7)			(0.7)
Activities of noncontrolling interests			(0.8)				2.6	1.8
Pension and postretirement healthcare benefits					135.0			135.0
Dividends declared on common stock; $0.90 per share				(388.7)				(388.7)
Net income attributable to Conagra Brands, Inc.				639.3				639.3
Balance at May 28, 2017	567.9	$2,839.7	$1,171.9	$4,247.0	$(212.9)	$(4,054.9)	$87.0	$4,077.8
The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	For the Fiscal Years Ended May
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$648.0	$(665.9)	$(240.8)
Income (loss) from discontinued operations	102.0	(794.4)	(692.1)
Income from continuing operations	546.0	128.5	451.3
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	268.0	278.5	284.6
Asset impairment charges	343.3	62.6	36.0
Gain on divestitures	(197.4)	—	—
Lease cancellation expense	—	55.6	—
Loss on extinguishment of debt	93.3	23.9	24.6
Earnings of affiliates in excess of distributions	(3.0)	(25.7)	(0.1)
Stock-settled share-based payments expense	36.1	41.8	33.3
Contributions to pension plans	(163.0)	(11.5)	(12.7)
Pension expense (benefit)	(21.4)	358.1	(15.7)
Other items	39.9	53.6	24.7
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Receivables	104.7	(156.8)	68.3
Inventories	123.3	66.1	(63.3)
Deferred income taxes and income taxes payable, net	52.3	(264.9)	45.2
Prepaid expenses and other current assets	15.0	10.8	(19.0)
Accounts payable	71.0	(118.3)	(15.5)
Accrued payroll	(52.4)	68.9	60.3
Other accrued liabilities	(114.9)	54.3	(62.3)
Net cash flows from operating activities - continuing operations	1,140.8	625.5	839.7
Net cash flows from operating activities - discontinued operations	34.7	633.7	664.9
Net cash flows from operating activities	1,175.5	1,259.2	1,504.6
Cash flows from investing activities:
Additions to property, plant and equipment	(242.1)	(277.5)	(236.5)
Sale of property, plant and equipment	13.2	35.7	—
Proceeds from divestitures	489.0	—	—
Purchase of business and intangible assets	(325.7)	(10.4)	(20.7)
Return of investment in equity method investee	—	—	391.4
Other items	—	0.3	(0.1)
Net cash flows from investing activities - continuing operations	(65.6)	(251.9)	134.1
Net cash flows from investing activities - discontinued operations	(123.7)	2,379.3	(175.7)
Net cash flows from investing activities	(189.3)	2,127.4	(41.6)
Cash flows from financing activities:
Net short-term borrowings	14.3	9.5	(137.4)
Issuance of long-term debt	—	—	550.0
Repayment of long-term debt	(1,064.5)	(2,523.2)	(1,491.4)
Payment of intangible asset financing arrangement	(14.9)	—	—
Repurchase of Conagra Brands, Inc. common shares	(1,000.0)	—	(50.0)
Sale of Conagra Brands, Inc. common shares	—	8.6	—
Cash dividends paid	(415.0)	(432.5)	(425.2)
Exercise of stock options and issuance of other stock awards	73.8	208.4	129.8
Other items	(1.9)	—	(2.3)
Net cash flows from financing activities - continuing operations	(2,408.2)	(2,729.2)	(1,426.5)
Net cash flows from financing activities - discontinued operations	839.1	(4.0)	(27.7)
Net cash flows from financing activities	(1,569.1)	(2,733.2)	(1,454.2)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(2.0)	(8.8)
Net change in cash and cash equivalents	(583.1)	651.4	—
Add: Cash balance included in assets held for sale and discontinued operations at beginning of period	36.4	49.0	90.6
Less: Cash balance included in assets held for sale and discontinued operations at end of period	—	36.4	49.0
Cash and cash equivalents at beginning of year	798.1	134.1	92.5
Cash and cash equivalents at end of year	$251.4	$798.1	$134.1
The accompanying Notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions, except per share amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year — The fiscal year of Conagra Brands, Inc. ("Conagra Brands", "Company", "we", "us", or "our") ends the last Sunday in May. The fiscal years for the consolidated financial statements presented consist of 52-week periods for fiscal years 2017 and 2016, and a 53-week period for fiscal year 2015.
Basis of Consolidation — The consolidated financial statements include the accounts of Conagra Brands, Inc. and all majority-owned subsidiaries. In addition, the accounts of all variable interest entities for which we have been determined to be the primary beneficiary are included in our consolidated financial statements from the date such determination is made. All significant intercompany investments, accounts, and transactions have been eliminated.
On November 9, 2016, the Company completed the previously announced spinoff (the "Spinoff") of Lamb Weston Holdings, Inc. ("Lamb Weston") through a distribution of 100% of the Company's interest in Lamb Weston to holders of shares of the Company's common stock as of November 1, 2016. In accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), the financial position and results of operations of the Lamb Weston operations are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented (see Note 6 for additional discussion).
Investments in Unconsolidated Affiliates — The investments in, and the operating results of, 50%-or-less-owned entities not required to be consolidated are included in the consolidated financial statements on the basis of the equity method of accounting or the cost method of accounting, depending on specific facts and circumstances.
We review our investments in unconsolidated affiliates for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. Evidence of a loss in value that is other than temporary includes, but is not limited to, the absence of an ability to recover the carrying amount of the investment, the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment, or, where applicable, estimated sales proceeds which are insufficient to recover the carrying amount of the investment. Management's assessment as to whether any decline in value is other than temporary is based on our ability and intent to hold the investment and whether evidence indicating the carrying value of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Management generally considers our investments in equity method investees to be strategic long-term investments. Therefore, management completes its assessments with a long-term viewpoint. If the fair value of the investment is determined to be less than the carrying value and the decline in value is considered to be other than temporary, an appropriate write-down is recorded based on the excess of the carrying value over the best estimate of fair value of the investment.
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
We review property, plant and equipment for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Recoverability of an asset considered "held-and-used" is

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

determined by comparing the carrying amount of the asset to the undiscounted net cash flows expected to be generated from the use of the asset. If the carrying amount is greater than the undiscounted net cash flows expected to be generated by the asset, the asset's carrying amount is reduced to its estimated fair value. An asset considered "held-for-sale" is reported at the lower of the asset's carrying amount or fair value.
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
Under the goodwill qualitative assessment, various events and circumstances that would affect the estimated fair value of a reporting unit are identified (similar to impairment indicators above). Furthermore, management considers the results of the most recent quantitative impairment test completed for a reporting unit and compares the weighted average cost of capital between the current and prior years for each reporting unit.
Under the goodwill quantitative impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. We estimate the fair value using level 3 inputs as defined by the fair value hierarchy. Refer to Note 20 for the definition of the levels in the fair value hierarchy. The inputs used to calculate the fair value include a number of subjective factors, such as estimates of future cash flows, estimates of our future cost structure, discount rates for our estimated cash flows, required level of working capital, assumed terminal value, and time horizon of cash flow forecasts. Prior to the fourth quarter of fiscal 2017, if the carrying value of a reporting unit exceeded its fair value, we completed a second step of the test to determine the amount of goodwill impairment loss, if any, to be recognized. In the second step, we estimated an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The impairment loss was equal to the excess of the carrying value of the goodwill over the implied fair value of that goodwill. Beginning in the fourth quarter of fiscal 2017, if the carrying value of a reporting unit exceeds its fair value, we recognize an impairment loss equal to the difference between the carrying value and estimated fair value of the reporting unit.
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
In fiscal 2017, 2016, and 2015 we elected to perform a quantitative impairment test for other intangible assets not subject to amortization. The estimates of fair value of intangible assets not subject to amortization are determined using a "relief from royalty" methodology, which is used in estimating the fair value of our brands/trademarks. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash flows generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

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
Refer to Note 9 for discussion of the impairment charges related to goodwill and intangible assets in fiscal 2017, 2016, and 2015.
Fair Values of Financial Instruments — Unless otherwise specified, we believe the carrying value of financial instruments approximates their fair value.
Environmental Liabilities — Environmental liabilities are accrued when it is probable that obligations have been incurred and the associated amounts can be reasonably estimated. We use third-party specialists to assist management in appropriately measuring the obligations associated with environmental liabilities. Such liabilities are adjusted as new information develops or circumstances change. We do not discount our environmental liabilities as the timing of the anticipated cash payments is not fixed or readily determinable. Management's estimate of our potential liability is independent of any potential recovery of insurance proceeds or indemnification arrangements. We do not reduce our environmental liabilities for potential insurance recoveries.
Employment-Related Benefits — Employment-related benefits associated with pensions, postretirement health care benefits, and workers' compensation are expensed as such obligations are incurred. The recognition of expense is impacted by estimates made by management, such as discount rates used to value these liabilities, future health care costs, and employee accidents incurred but not yet reported. We use third-party specialists to assist management in appropriately measuring the obligations associated with employment-related benefits.
We recognize changes in the fair value of pension plan assets and net actuarial gains or losses in excess of 10% of the greater of the market-related value of plan assets or the plan's projected benefit obligation ("the corridor") in current period expense annually as of our measurement date, which is our fiscal year-end, or when measurement is required otherwise under generally accepted accounting principles.
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
Marketing Costs — We promote our products with advertising, consumer incentives, and trade promotions. Such programs include, but are not limited to, discounts, coupons, rebates, and volume-based incentives. Advertising costs are expensed as incurred. Consumer incentives and trade promotion activities are recorded as a reduction of revenue or as a component of cost of goods sold based on amounts estimated as being due to customers and consumers at the end of the period, based principally on historical utilization and redemption rates. Advertising and promotion expenses totaled $328.3 million, $347.2 million, and $312.6 million in fiscal 2017, 2016, and 2015, respectively, and are included in selling, general and administrative expenses.
Research and Development — We incurred expenses of $44.6 million, $59.6 million, and $63.1 million for research and development activities in fiscal 2017, 2016, and 2015, respectively.
Comprehensive Income — Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and changes in prior service cost and net actuarial gains (losses) from pension (for amounts not in excess of the 10% "corridor") and postretirement health care plans. We generally deem our foreign investments to be essentially permanent in nature and we do not provide for taxes on currency translation adjustments arising from converting the investment denominated in a foreign currency to U.S. dollars. When we determine that a foreign investment, as well as undistributed earnings, are no longer permanent in nature, estimated taxes are provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

The following table details the accumulated balances for each component of other comprehensive income (loss), net of tax:

	2017	2016	2015
Currency translation losses, net of reclassification adjustments [1]	$(98.6)	$(95.2)	$(113.9)
Derivative adjustments, net of reclassification adjustments	(1.1)	(0.4)	0.9
Unrealized losses on available-for-sale securities	(0.3)	(0.6)	(0.7)
Pension and post-employment benefit obligations, net of reclassification adjustments [1]	(112.9)	(248.3)	(215.8)
Accumulated other comprehensive loss	$(212.9)	$(344.5)	$(329.5)
1 Includes activity related to the Spinoff of Lamb Weston.
The following table summarizes the reclassifications from accumulated other comprehensive loss into income (loss):

				Affected Line Item in the Consolidated Statement of Operations[1]
	2017	2016	2015
Net derivative adjustment, net of tax:
Cash flow hedges	$(0.2)	$(2.1)	$(0.5)	Interest expense, net
	(0.2)	(2.1)	(0.5)	Total before tax
	0.1	0.8	0.2	Income tax expense
	$(0.1)	$(1.3)	$(0.3)	Net of tax
Amortization of pension and postretirement healthcare liabilities:
Net prior service benefit	$(3.9)	$(5.1)	$(4.2)	Selling, general and administrative expenses
Divestiture of Private Brands	—	(4.3)	—	Income (loss) from discontinued operations, net of tax
Pension settlement of equity method investment	—	(5.2)	—	Equity method investment earnings
Pension settlement	13.8	—	—	Selling, general and administrative expenses
Net actuarial loss	0.5	0.1	3.5	Selling, general and administrative expenses
Curtailment	—	—	1.5	Cost of goods sold
	10.4	(14.5)	0.8	Total before tax
	(4.0)	4.9	(0.3)	Income tax expense (benefit)
	$6.4	$(9.6)	$0.5	Net of tax
Currency translation losses	$—	$73.4	$—	Income (loss) from discontinued operations, net of tax
	—	73.4	—	Total before tax
	—	—	—	Income tax expense
	$—	$73.4	$—	Net of tax
1 Amounts in parentheses indicate income recognized in the Consolidated Statements of Operations.
Foreign Currency Transaction Gains and Losses — We recognized net foreign currency transaction losses from continuing operations of $1.5 million, $5.1 million, and $2.3 million in fiscal 2017, 2016, and 2015, respectively, in selling, general and administrative expenses.
Business Combinations — We use the acquisition method in accounting for acquired businesses. Under the acquisition method, our financial statements reflect the operations of an acquired business starting from the completion of the acquisition.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

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
Accounting Changes — In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The updated guidance required a prospective adoption. Early adoption was permitted for goodwill impairment tests performed on testing dates after January 1, 2017. We elected to adopt this ASU in the fourth quarter of fiscal 2017, in conjunction with our annual review for impairment.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for income taxes, among other changes, related to stock-based compensation. We elected to adopt this ASU as of the beginning of fiscal 2017. Starting in the first quarter of fiscal 2017, we recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete event. An income tax benefit of approximately $19.4 million was recognized in fiscal 2017 as a result of the adoption of ASU 2016-09. The treatment of forfeitures has changed as we have elected to discontinue our past process of estimating the number of forfeitures and now account for forfeitures as they occur. As such, we recognized an increase to retained earnings of $3.9 million, net of tax. We have elected to present the cash flow statement on a retrospective transition method and prior periods have been adjusted to present the excess tax benefits as part of cash flows from operating activities. This resulted in an increase in cash flows from operating activities and a decrease in cash flows from financing activities of $51.8 million and $24.0 million in fiscal 2016 and 2015, respectively.
In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent), which provides new guidance requiring investments measured at net asset value ("NAV"), as a practical expedient for fair value, to be excluded from the fair value hierarchy. We adopted this ASU retrospectively in fiscal 2017 and restated the fiscal 2016 fair value of pension plan asset table in Note 19. The adoption of this guidance did not impact our results of operations or financial position.
Recently Issued Accounting Standards — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP. On July 9, 2015, the FASB deferred the effective date of the new revenue recognition standard by one year. Based on the FASB’s ASU, we will apply the new revenue standard in our fiscal year 2019. Early adoption in our fiscal year 2018 is permitted. We are in the process of documenting the impact of the guidance on our current accounting policies and practices in order to identify material differences, if any, that would result from applying the new requirements to our revenue contracts. We continue to make progress on our revenue recognition review and are also in the process of evaluating the impact, if any, on changes to our business processes, systems, and controls to support recognition and disclosure requirements under the new guidance. We continue to evaluate the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

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
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The effective date for the standard is for fiscal years beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of this standard on our consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires companies to present the service cost component of net benefit cost in the same line items in which they report compensation cost. Companies will present all other components of net benefit cost outside operating income, if this subtotal is presented. The effective date for the standard is for fiscal years beginning after December 15, 2017. Early adoption is permitted. We do not expect ASU 2017-07 to have a material impact to our financial statements.

2. ACQUISITIONS
In April 2017, we acquired protein-based snacking businesses Thanasi Foods LLC, maker of Duke’s® meat snacks, and BIGS LLC, maker of BIGS® seeds, for $217.6 million in cash, net of cash acquired, subject to a working capital adjustment. Approximately $134.6 million has been classified as goodwill pending determination of the final purchase price allocation, of which $70.9 million is deductible for income tax purposes. Approximately $81.2 million of the purchase price has been allocated to other intangible assets. These businesses are included in the Grocery & Snacks segment.
In September 2016, we acquired the assets of Frontera Foods, Inc. and Red Fork LLC., including the Frontera®, Red Fork®, and Salpica® brands. These businesses make authentic, gourmet Mexican food products and contemporary American cooking sauces. We acquired the business for $108.1 million in cash, net of cash acquired. Approximately $39.7 million has been classified as goodwill and $66.7 million has been classified as other intangible assets. The amount allocated to goodwill is deductible for tax purposes. These businesses are reflected principally within the Grocery & Snacks segment, and to a lesser extent within the Refrigerated & Frozen and International segments.
The Frontera acquisition and the Thanasi acquisition collectively contributed $36.5 million to net sales during fiscal 2017.
In May 2015, we acquired Blake's All Natural Foods, a family-owned company specializing in all natural and organic frozen meals, including pot pies, casseroles, pasta dishes, and other entrees, for $20.7 million in cash net of cash acquired.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

Approximately $20.0 million of the purchase price has been classified as goodwill. The goodwill is deductible for income tax purposes. This business is included in the Refrigerated & Frozen segment.
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

3. RESTRUCTURING ACTIVITIES
Supply Chain and Administrative Efficiency Plan
We previously announced a plan for the integration and restructuring of the operations of Ralcorp Holdings, Inc. ("Ralcorp"), optimization of the entire Company's supply chain network, manufacturing assets, and dry distribution and mixing centers, and improvement of selling, general and administrative effectiveness and efficiencies, which we refer to as the Supply Chain and Administrative Efficiency Plan (the "SCAE Plan"). In the second quarter of fiscal 2016, we announced plans to realize efficiency benefits through a combination of reductions in selling, general and administrative expenses and enhancements to trade spend processes and tools, which plans were included as part of the SCAE Plan. Although the divestiture of the Private Brands business was completed in the third quarter of fiscal 2016, resulting in the sale of substantially all the Ralcorp operations, we will continue to implement the SCAE Plan, including work related to optimizing our supply chain network, the pursuit of cost reductions through our selling, general and administrative functions, enhancements to trade spend processes and tools, and productivity improvements.
Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions initiated through the end of fiscal 2017, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of May 28, 2017, our Board of Directors has approved the incurrence of up to $880.5 million of expenses in connection with the SCAE Plan, including expenses allocated for the Private Brands and Lamb Weston operations. We have incurred or expect to incur approximately $446.2 million of charges ($299.2 million of cash charges and $147.0 million of non-cash charges) for actions identified to date under the SCAE Plan related to our continuing operations. We recognized charges of $63.6 million, $281.8 million, and $47.7 million in relation to the SCAE Plan related to our continuing operations in fiscal 2017, 2016, and 2015, respectively. We expect to incur costs related to the SCAE Plan over a multi-year period.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

We anticipate that we will recognize the following pre-tax expenses in association with the SCAE Plan related to our continuing operations (amounts include charges recognized from plan inception to May 28, 2017):

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Corporate	Total
Pension costs	$32.9	$1.5	$—	$—	$—	$34.4
Accelerated depreciation	38.9	18.6	—	—	1.2	58.7
Other cost of goods sold	6.0	2.1	—	—	—	8.1
Total cost of goods sold	77.8	22.2	—	—	1.2	101.2
Severance and related costs, net	24.9	10.3	2.5	7.9	102.1	147.7
Fixed asset impairment (net of gains on disposal)	7.3	6.9	—	—	6.8	21.0
Accelerated depreciation	—	—	—	—	4.1	4.1
Contract/lease cancellation expenses	0.8	0.6	0.6	—	72.6	74.6
Consulting/professional fees	1.0	0.4	0.1	—	52.7	54.2
Other selling, general and administrative expenses	13.5	3.2	—	—	26.7	43.4
Total selling, general and administrative expenses	47.5	21.4	3.2	7.9	265.0	345.0
Consolidated total	$125.3	$43.6	$3.2	$7.9	$266.2	$446.2
During fiscal 2017, we recognized the following pre-tax expenses for the SCAE Plan related to our continuing operations:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Corporate	Total
Pension costs	$3.1	$—	$—	$—	$—	$3.1
Accelerated depreciation	9.6	1.2	—	—	—	10.8
Other cost of goods sold	3.1	0.2	—	—	—	3.3
Total cost of goods sold	15.8	1.4	—	—	—	17.2
Severance and related costs, net	3.3	(0.2)	0.3	1.8	5.1	10.3
Fixed asset impairment (net of gains on disposal)	0.1	3.3	—	—	6.0	9.4
Accelerated depreciation	—	—	—	—	1.3	1.3
Contract/lease cancellation expenses	—	0.1	0.6	—	9.6	10.3
Consulting/professional fees	0.3	—	—	—	0.4	0.7
Other selling, general and administrative expenses	5.8	1.6	—	—	7.0	14.4
Total selling, general and administrative expenses	9.5	4.8	0.9	1.8	29.4	46.4
Consolidated total	$25.3	$6.2	$0.9	$1.8	$29.4	$63.6
Included in the above table are $38.8 million of charges that have resulted or will result in cash outflows and $24.8 million in non-cash charges.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

We recognized the following cumulative (plan inception to May 28, 2017) pre-tax expenses for the SCAE Plan related to our continuing operations in our Consolidated Statements of Operations:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Corporate	Total
Pension costs	$32.9	$1.5	$—	$—	$—	$34.4
Accelerated depreciation	31.0	18.6	—	—	1.2	50.8
Other cost of goods sold	5.0	2.1	—	—	—	7.1
Total cost of goods sold	68.9	22.2	—	—	1.2	92.3
Severance and related costs, net	23.9	10.3	2.5	7.9	101.5	146.1
Fixed asset impairment (net of gains on disposal)	7.3	6.9	—	—	6.8	21.0
Accelerated depreciation	—	—	—	—	2.6	2.6
Contract/lease cancellation expenses	0.8	0.6	0.6	—	71.3	73.3
Consulting/professional fees	0.9	0.4	0.1	—	51.2	52.6
Other selling, general and administrative expenses	11.2	3.2	—	—	20.0	34.4
Total selling, general and administrative expenses	44.1	21.4	3.2	7.9	253.4	330.0
Consolidated total	$113.0	$43.6	$3.2	$7.9	$254.6	$422.3
Included in the above results are $285.5 million of charges that have resulted or will result in cash outflows and $136.8 million in non-cash charges. Not included in the above table are $130.2 million of pre-tax expenses ($84.5 million of cash charges and $45.7 million of non-cash charges) related to the Private Brands operations which we sold in the third quarter of fiscal 2016 and $2.1 million of pre-tax expenses (all resulting in cash charges) related to Lamb Weston.
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
Liabilities recorded for the SCAE Plan related to our continuing operations and changes therein for fiscal 2017 were as follows:

	Balance at May 29, 2016	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at May 28, 2017
Pension costs	$40.7	$1.1	$(12.0)	$2.0	$31.8
Severance and related costs	47.2	12.2	(43.7)	(1.9)	13.8
Consulting/professional fees	4.7	0.9	(4.8)	(0.2)	0.6
Contract/lease cancellation	6.3	14.5	(7.5)	(1.7)	11.6
Other costs	0.5	14.5	(13.1)	—	1.9
Total	$99.4	$43.2	$(81.1)	$(1.8)	$59.7

4. LONG-TERM DEBT

	May 28, 2017	May 29, 2016
4.65% senior debt due January 2043	$176.7	$176.7
6.625% senior debt due August 2039	91.4	91.4
8.25% senior debt due September 2030	300.0	300.0
7.0% senior debt due October 2028	382.2	382.2
6.7% senior debt due August 2027	9.2	9.2
7.125% senior debt due October 2026	262.5	262.5
3.2% senior debt due January 2023	837.0	837.0
3.25% senior debt due September 2022	250.0	250.0
9.75% subordinated debt due March 2021	195.9	195.9
4.95% senior debt due August 2020	126.6	197.7
7.0% senior debt due April 2019	—	335.0
2.1% senior debt due March 2018	70.0	225.0
1.9% senior debt due January 2018	119.6	1,000.0
5.819% senior debt due June 2017	—	475.0
LIBOR plus 0.37% senior notes due July 2016	—	550.0
2.00% to 9.59% lease financing obligations due on various dates through 2033	131.2	140.9
Other indebtedness	0.2	0.3
Total face value of debt	2,952.5	5,428.8
Unamortized fair value adjustment	30.8	39.8
Unamortized discounts	(6.4)	(19.8)
Unamortized debt issuance costs	(10.9)	(14.6)
Adjustment due to hedging activity	2.2	6.6
Less current installments	(199.0)	(559.4)
Total long-term debt	$2,769.2	$4,881.4

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years following May 28, 2017, are as follows:

2018	$199.2
2019	8.6
2020	8.3
2021	331.1
2022	8.8
During the third quarter of fiscal 2017, we repaid the remaining principal balance of $224.8 million of our 5.819% senior notes due 2017 and $248.2 million principal amount of our 7.0% senior notes due 2019, in each case prior to maturity, resulting in a net loss on early retirement of debt of $32.7 million.
In connection with the Spinoff of Lamb Weston (see Note 6), Lamb Weston issued to us $1.54 billion aggregate principal amount of senior notes (the "Lamb Weston notes"). On November 9, 2016, we exchanged the Lamb Weston notes for $250.2 million aggregate principal amount of our 5.819% senior notes due 2017, $880.4 million aggregate principal amount of our 1.9% senior notes due 2018, $154.9 million aggregate principal amount of our 2.1% senior notes due 2018, $86.9 million aggregate principal amount of our 7.0% senior notes due 2019, and $71.1 million aggregate principal amount of our 4.95% senior notes due 2020 (collectively, the "Conagra notes"), which had been purchased in the open market by certain investment banks prior to the Spinoff. Following the exchange, we cancelled the Conagra notes. These actions resulted in a net loss of $60.6 million as a cost of early retirement of debt.
During the first quarter of fiscal 2017, we repaid the entire principal balance of $550.0 million of our floating rate notes on the maturity date of July 21, 2016.
During the third quarter of fiscal 2016, we repurchased $560.3 million aggregate principal amount of senior notes due 2043, $341.8 million aggregate principal amount of senior notes due 2039, $139.9 million aggregate principal amount of senior notes due 2019, $110.0 million aggregate principal amount of senior notes due 2026, $85.0 million aggregate principal amount of senior notes due 2020, and $163.0 million of aggregate principal amount of senior notes due 2023, in each case prior to maturity in a tender offer, resulting in a net loss of $23.9 million as a cost of early retirement of debt.
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
During fiscal 2015, we repurchased $225.0 million aggregate principal amount of senior notes due in 2023, $200.0 million aggregate principal amount of senior notes due 2043, $25.0 million aggregate principal amount of senior notes due 2019, $25.0 million aggregate principal amount of senior notes due 2018, and $25.0 million aggregate principal amount of senior notes due 2017, in each case prior to maturity in a tender offer, resulting in a net loss of $16.3 million as a cost of early retirement of debt.
During the first quarter of fiscal 2015, we repaid the remaining borrowings of our unsecured term loan facility (the "Term Loan Facility") of $900.0 million (with interest rate at LIBOR plus 1.75% per annum), prior to maturity, resulting in a loss of $8.3 million as a cost of early retirement of debt. The Term Loan Facility was terminated after repayment.
During fiscal 2015, we issued $550.0 million aggregate principal amount of floating rate notes (LIBOR plus 0.37% per annum) due July 21, 2016. The notes were repaid on maturity.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

Net interest expense consists of:

	2017	2016	2015
Long-term debt	$203.6	$302.9	$333.0
Short-term debt	0.6	1.9	2.8
Interest income	(3.7)	(1.2)	(1.0)
Interest capitalized	(5.0)	(7.8)	(6.6)
	$195.5	$295.8	$328.2
Interest paid from continuing operations was $223.7 million, $322.0 million, and $333.5 million in fiscal 2017, 2016, and 2015, respectively.

5. CREDIT FACILITIES AND BORROWINGS

On February 16, 2017, we entered into a revolving credit agreement (the "Credit Agreement") with a syndicate of financial institutions that provides for an unsecured revolving credit facility in a maximum aggregate principal amount outstanding at any one time of $1.25 billion (subject to increase to a maximum aggregate principal amount of $1.75 billion with the consent of the lenders). This revolving credit facility matures on February 16, 2022. As of May 28, 2017, there were no outstanding borrowings under the revolving credit facility.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

The Credit Agreement contains events of default customary for unsecured investment grade credit facilities with corresponding grace periods. The Credit Agreement contains customary affirmative and negative covenants for unsecured investment grade credit facilities of this type. It generally requires our ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense to be not less than 3.0 to 1.0 and our ratio of funded debt to EBITDA to be not greater than 3.75 to 1.0 (provided that such ratio may be increased at the option of the Company in connection with a material transaction), with each ratio to be calculated on a rolling four-quarter basis. As of May 28, 2017, we were in compliance with all financial covenants under the Credit Agreement.

The revolving credit facility provided for under the Credit Agreement replaced our existing revolving credit facility under that certain prior revolving credit agreement, dated as of September 14, 2011, with a syndicate of financial institutions.
We finance our short-term liquidity needs with bank borrowings, commercial paper borrowings, and bankers' acceptances. As of May 28, 2017, we had $26.2 million outstanding under our commercial paper program at an average weighted interest rate of 1.23%. As of May 29, 2016, there were no outstanding borrowings under our commercial paper program.

6. DISCONTINUED OPERATIONS AND OTHER DIVESTITURES
Lamb Weston Spinoff
On November 9, 2016, we completed the Spinoff of our Lamb Weston business. As of such date, we did not beneficially own any equity interest in Lamb Weston and no longer consolidated Lamb Weston into our financial results. We reflected the results of this business as discontinued operations for all periods presented. The assets and liabilities of the Lamb Weston business have been reclassified as assets and liabilities of discontinued operations within our Consolidated Balance Sheets for the period presented prior to the Spinoff.
The summary comparative financial results of the Lamb Weston business through the date of the Spinoff, included within discontinued operations, were as follows:

	2017	2016	2015
Net sales	$1,407.9	$2,975.0	$2,899.0
Income from discontinued operations before income taxes and equity method investment earnings	$172.3	$474.8	$415.6
Income before income taxes and equity method investment earnings	172.3	474.8	415.6
Income tax expense	87.5	178.9	149.3
Equity method investment earnings	15.9	71.7	42.7
Income from discontinued operations, net of tax	100.7	367.6	309.0
Less: Net income attributable to noncontrolling interests	6.8	9.2	9.3
Net income from discontinued operations attributable to Conagra Brands, Inc.	$93.9	$358.4	$299.7
During fiscal 2017, we incurred $74.8 million of expenses in connection with the Spinoff primarily related to professional fees and contract services associated with preparation of regulatory filings and separation activities. These expenses are reflected in income from discontinued operations.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

The assets and liabilities classified as assets and liabilities of discontinued operations in our Consolidated Balance Sheets related to the Lamb Weston business were as follows:

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
In connection with the Spinoff, total assets of $2.28 billion and total liabilities of $2.98 billion (including debt of $2.46 billion) were transferred to Lamb Weston. As part of the consideration for the Spinoff, the Company received a cash payment from Lamb Weston in the amount of $823.5 million. See Note 4 for discussion of the debt-for-debt exchange related to the Spinoff.
Private Brands Operations
On February 1, 2016, pursuant to the Stock Purchase Agreement, dated as of November 1, 2015, we completed the disposition of our Private Brands operations to TreeHouse Foods, Inc. ("Treehouse") for $2.6 billion in cash on a debt-free basis.
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
In connection with classifying the Private Brands operations as assets held for sale, we recognized, in fiscal 2016, a deferred tax asset of $1.54 billion on the capital loss of our investment in this business. A partial valuation allowance is recorded as we have not met the accounting requirements for recognition of a benefit at this time. In fiscal 2016, we recognized an

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

income tax benefit of $20.7 million, resulting primarily from prior period capital gains. In addition, we released $147.3 million of the valuation allowance in the fourth quarter of fiscal 2016 due to the Spicetec and JM Swank dispositions, $150.4 million of the valuation allowance in the second quarter of fiscal 2017 due to the Spinoff of our Lamb Weston business, and $91.3 million of the valuation allowance in the fourth quarter of fiscal 2017 due to the impending sale of our Wesson® oil business.
In fiscal 2015, we recorded a $1.51 billion impairment of goodwill and $57.6 million of impairment charges to write-down various brands and fixed assets, which are reflected in discontinued operations.
The summary comparative financial results of the Private Brands business, included within discontinued operations, were as follows:

	2017	2016	2015
Net sales	$—	$2,490.6	$3,895.4
Loss on sale of business	$(1.6)	$—	$—
Long-lived asset impairment charges	—	(1,923.0)	(1,564.6)
Income from operations of discontinued operations before income taxes	3.9	168.0	68.8
Income (loss) before income taxes and equity method investment earnings	2.3	(1,755.0)	(1,495.8)
Income tax benefit	(0.3)	(593.1)	(128.1)
Income (loss) from discontinued operations, net of tax	$2.6	$(1,161.9)	$(1,367.7)
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
The summary comparative financial results of the ConAgra Mills operations, included within discontinued operations, were as follows:

2015
Net sales	$16.2
Loss from operations of discontinued operations before income taxes	(9.2)
Net gain on sale of businesses	627.3
Income before income taxes and equity method investment earnings	618.1
Income tax expense	251.1
Income from discontinued operations, net of tax	$367.0
In fiscal 2017, we adjusted a multi-employer pension withdrawal liability related to our former milling operations by $2.0 million ($1.3 million after-tax), this expense was recognized within discontinued operations.
Other Divestitures
During the fourth quarter of fiscal 2017, we announced the agreement to sell our Wesson® oil business, which is part of our Grocery & Snacks segment. The sale remains subject to customary closing conditions, including receipt of regulatory approvals. We expect to realize net proceeds from the sale in early fiscal 2018 of approximately $285 million. The assets of this business have been reclassified as assets held for sale within our Consolidated Balance Sheets for all periods presented.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

In connection with the pending sale of the Wesson® oil business, we recognized an impairment charge of $27.6 million within selling, general and administrative expenses in fiscal 2017, as a production facility will not be included in the assets to be sold, and we do not expect to recover the carrying value of this facility through future associated cash flows.
The assets classified as held for sale reflected in our Consolidated Balance Sheets related to the Wesson® oil business were as follows:

	May 28, 2017	May 29, 2016
Current assets	$35.5	$39.1
Noncurrent assets (including goodwill of $77.3 million)	94.7	95.0
During the first quarter of fiscal 2017, we completed the sales of our Spicetec Flavors & Seasonings business ("Spicetec") and our JM Swank business, each of which was part of our Commercial segment, for $329.7 million and $159.3 million, respectively, in cash, net of cash included in the dispositions. We recognized pre-tax gains from the sales of $144.8 million and $52.6 million, respectively. The assets and liabilities of these businesses have been reclassified as assets and liabilities held for sale within our Consolidated Balance Sheets for the period presented prior to the divestiture.
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
In addition, we are actively marketing certain other long-lived assets. These assets have been reclassified as assets held for sale within our Consolidated Balance Sheets for all periods presented. The balance of these noncurrent assets classified as held for sale was $1.7 million in our Corporate segment at May 28, 2017 and $6.8 million and $4.7 million in our Corporate and Grocery & Snacks segments, respectively, at May 29, 2016.

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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

We recognized the 44% ownership interest in Ardent Mills at fair value, as of the date of the formation of the joint venture. We now recognize our proportionate share of the earnings of Ardent Mills under the equity method of accounting within results of continuing operations. Due to differences in fiscal reporting periods, we recognized the equity method earnings on a lag of approximately one month; and as a result, we recognized only 11 months of earnings from Ardent Mills in fiscal 2015. The carrying value of our Ardent Mills equity method investment at the end of fiscal 2017 and 2016 was $714.7 million and $732.8 million, respectively.
The total carrying value of our equity method investments at the end of fiscal 2017 and 2016 was $741.3 million and $755.7 million, respectively. These amounts are included in Other assets.
In fiscal 2017, we had purchases from our equity method investees of $41.8 million. Total dividends received from equity method investments in fiscal 2017 were $68.2 million.
In fiscal 2016, we had sales to and purchases from our equity method investees of $1.6 million and $61.2 million, respectively. Total dividends received from equity method investments in fiscal 2016 were $40.4 million.
In fiscal 2015, we had sales to and purchases from our equity method investees of $1.7 million and $57.3 million, respectively. Total dividends received from equity method investments in fiscal 2015 were $79.3 million.
We entered into transition services agreements in connection with the Ardent Mills formation and recognized $0.1 million, $9.7 million, and $14.1 million of income for the performance of transition services during fiscal 2017, 2016, and 2015, respectively, classified within Selling, general and administrative expenses.
Summarized combined financial information for our equity method investments on a 100% basis is as follows:

	2017	2016	2015
Net Sales:
Ardent Mills	$3,180.0	$3,395.3	$3,299.2
Others	177.7	167.2	167.3
Total net sales	$3,357.7	$3,562.5	$3,466.5
Gross margin:
Ardent Mills	$340.3	$339.2	$365.3
Others	34.6	32.8	33.3
Total gross margin	$374.9	$372.0	$398.6
Earnings after income taxes:
Ardent Mills	$152.0	$142.9	$173.5
Others	10.1	6.4	6.1
Total earnings after income taxes	$162.1	$149.3	$179.6

	May 28, 2017	May 29, 2016
Ardent Mills:
Current assets	$937.2	$988.4
Noncurrent assets	1,694.2	1,695.3
Current liabilities	388.9	507.7
Noncurrent liabilities	518.0	545.0
Others:
Current assets	$75.5	$80.8
Noncurrent assets	12.2	10.5
Current liabilities	44.5	51.0
Noncurrent liabilities	—	—

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

8. VARIABLE INTEREST ENTITIES
Variable Interest Entities Not Consolidated
We have variable interests in certain other entities that we have determined to be variable interest entities, but for which we are not the primary beneficiary. We do not consolidate the financial statements of these entities.
We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements with these entities include fixed-price purchase options for the assets being leased. The lease agreements also contain contingent put options (the "lease put options") that allow the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease agreement in place (the "put price") in certain limited circumstances. As a result of substantial impairment charges related to our divested Private Brands operations, these lease put options are exercisable now and remain exercisable until generally 30 days after the end of the respective lease agreements. We are amortizing the difference between the estimated put price and the estimated fair value (without a lease agreement in place) of each respective property over the remaining respective lease term within selling, general and administrative expenses. As of May 28, 2017, the estimated amount by which the put prices exceeded the fair values of the related properties was $51.8 million, of which we have accrued $8.4 million. As these buildings are worth considerably more when under lease agreements than when vacant, we may be able to mitigate some, or all, of the financial exposure created by the put options by maintaining active lease agreements and/or by subleasing the buildings to credit worthy tenants. We do not expect to ultimately incur material financial losses as a result of the potential exercise of the lease put options by the lessors. During fiscal 2017, one of these lease agreements expired. As a result of this expiration, we reversed the applicable accrual and recognized a benefit of $6.7 million in selling, general and administrative expenses. These leases are accounted for as operating leases, and accordingly, there are no material assets or liabilities, other than the accrued portion of the put price, associated with these entities included in our Consolidated Balance Sheets. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of these entities. In making this determination, we have considered, among other items, the terms of the lease agreements, the expected remaining useful lives of the assets leased, and the capital structure of the lessor entities.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

9. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The change in the carrying amount of goodwill for fiscal 2017 and 2016 was as follows:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Balance as of May 31, 2015	$2,273.1	$1,028.7	$458.5	$568.3	$4,328.6
Currency translation	—	0.2	(9.9)	—	(9.7)
Balance as of May 29, 2016	$2,273.1	$1,028.9	$448.6	$568.3	$4,318.9
Impairment	—	—	(198.9)	—	(198.9)
Acquisitions	166.0	8.3	—	—	174.3
Currency translation	—	0.1	3.9	—	4.0
Balance as of May 28, 2017	$2,439.1	$1,037.3	$253.6	$568.3	$4,298.3
Other identifiable intangible assets were as follows:

	2017		2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$834.1	$—	$825.3	$—
Amortizing intangible assets	579.9	181.1	543.9	145.9
	$1,414.0	$181.1	$1,369.2	$145.9

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
As part of the assessment of the fair value of each asset and liability within the Canadian reporting unit, with the assistance of the third-party valuation specialist, we estimated the fair value of our Canadian Del Monte® brand to be less than its carrying value. In accordance with applicable accounting guidance, we recognized an impairment charge of $24.4 million to write-down the intangible asset to its estimated fair value.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

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
During the fourth quarter of fiscal 2017, in conjunction with our annual impairment testing, we adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment. As a result of further deterioration in forecasted sales and profits, we performed an additional assessment of impairment of goodwill for the new Mexican reporting unit. We used discount rates and terminal growth rates of 9.0% and 3%, respectively, to calculate the present value of estimated future cash flows. We then compared the estimated fair value of the reporting unit to the historical carrying value (including allocated assets and liabilities of certain shared and Corporate functions), and determined that the fair value of the reporting unit was less than the carrying value in the fourth quarter of fiscal 2017. With the assistance of a third-party valuation specialist, we estimated the fair value of the reporting unit. We recognized an impairment charge of $15.8 million, equal to the difference between the carrying value and estimated fair value of the reporting unit.
In fiscal 2017, due to declining sales of certain brands, we elected to perform a quantitative impairment test for indefinite lived intangibles of those brands. During fiscal 2017, we recognized impairment charges of $7.1 million for our Del Monte® brand and $5.5 million for our Aylmer® brand in our International segment. We also recognized impairment charges of $67.1 million for our Chef Boyardee® brand and $1.1 million for our Fiddle Faddle® brand in our Grocery & Snacks segment.
During fiscal 2015, we recorded charges totaling $20.9 million for the impairment of goodwill in the portion of the business we retained from the divested Private Brands operations that is now included in the Grocery & Snacks segment.
During fiscal 2016 and 2015, we also elected to perform a quantitative impairment test for indefinite lived intangibles. During fiscal 2016, we recognized impairment charges of $50.1 million in our Grocery & Snacks segment for our Chef Boyardee® brand. During fiscal 2015, we recognized impairment charges of $4.8 million in our Grocery & Snacks segment for our Poppycock® brand.
See Note 6 for a discussion of impairments related to discontinued operations.
Amortizing intangible assets, carrying a remaining weighted average life of approximately 15 years, are principally composed of customer relationships, licensing arrangements, and intellectual property. For fiscal 2017, 2016, and 2015, we recognized amortization expense of $33.6 million, $34.6 million, and $26.3 million, respectively. Based on amortizing assets recognized in our Consolidated Balance Sheet as of May 28, 2017, amortization expense is estimated to average $33.7 million for each of the next five years, with a high expense of $35.0 million in fiscal year 2018 and decreasing to a low expense of $33.3 million in fiscal year 2022.
In the first quarter of fiscal 2016, we entered into an agreement for the use of certain intellectual property and recorded an amortizing intangible asset of $92.8 million, for which cash payments of $14.9 million and $10.4 million were made in the first quarter of fiscal 2017 and fiscal 2016, respectively. Remaining payments will be made over a five-year period.

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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings (loss) per share:

	2017	2016	2015
Net income (loss) available to Conagra Brands, Inc. common stockholders:
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$544.1	$126.6	$448.8
Income (loss) from discontinued operations, net of tax, attributable to Conagra Brands, Inc. common stockholders	95.2	(803.6)	(701.4)
Net income (loss) attributable to Conagra Brands, Inc. common stockholders	$639.3	$(677.0)	$(252.6)
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	0.8	4.8	1.7
Net income (loss) available to Conagra Brands, Inc. common stockholders	$638.5	$(681.8)	$(254.3)
Weighted average shares outstanding:
Basic weighted average shares outstanding	431.9	434.4	426.1
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	4.1	4.1	5.2
Diluted weighted average shares outstanding	436.0	438.5	431.3
For fiscal 2017, 2016, and 2015, there were 0.8 million, 0.4 million, and 3.3 million stock options outstanding, respectively, that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the average market value of our common stock during the period.

11. INVENTORIES
The major classes of inventories were as follows:

	May 28, 2017	May 29, 2016
Raw materials and packaging	$182.1	$204.5
Work in process	91.9	110.3
Finished goods	612.9	679.5
Supplies and other	47.3	49.8
Total	$934.2	$1,044.1

12. OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities consisted of:

	May 28, 2017	May 29, 2016
Postretirement health care and pension obligations	$709.8	$1,105.1
Noncurrent income tax liabilities	466.5	342.0
Self-insurance liabilities	29.0	36.3
Environmental liabilities (see Note 17)	54.7	47.0
Accrued legal settlement costs (see Note 17)	—	105.9
Technology agreement liability (see Note 9)	56.4	69.6
Other	212.4	169.8
	$1,528.8	$1,875.7

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

13. CAPITAL STOCK
The total number of shares we are authorized to issue is 1,218,050,000 shares, which shares may be issued as follows: 1,200,000,000 shares of common stock, par value $5.00 per share; 150,000 shares of Class B Preferred Stock, par value $50.00 per share; 250,000 shares of Class C Preferred Stock, par value $100.00 per share; 1,100,000 shares of Class D Preferred Stock, no par value per share; and 16,550,000 shares of Class E Preferred Stock, no par value per share. There were no preferred shares issued or outstanding as of May 28, 2017.
We have repurchased our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. In October 2016, our Board of Directors approved a $1.25 billion increase to our share repurchase authorization. On May 18, 2017, the Board of Directors approved a further increase of $1.0 billion to the share repurchase program. We repurchased 25.1 million shares of our common stock for approximately $1.0 billion and 1.4 million shares of our common stock for approximately $50.0 million in fiscal 2017 and 2015, respectively, under this program.

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
On September 19, 2014, the stockholders approved the Conagra Brands 2014 Stock Plan, which authorized the issuance of up to 30.0 million shares of Conagra Brands common stock as well as certain shares of stock subject to outstanding awards under predecessor stock plans that expire, lapse, are cancelled, terminated, forfeited or otherwise become unexercisable. At May 28, 2017, approximately 32.5 million shares were reserved for granting additional options, restricted stock units, cash-settled restricted stock units, performance shares, or other share-based awards.
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
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted:

	2017	2016	2015
Expected volatility (%)	19.15	17.88	17.45
Dividend yield (%)	2.33	2.74	3.10
Risk-free interest rates (%)	1.03	1.60	1.58
Expected life of stock option (years)	4.94	4.96	4.92
The expected volatility is based on the historical market volatility of our stock over the expected life of the stock options granted. The expected life represents the period of time that the awards are expected to be outstanding and is based on the contractual term of each instrument, taking into account employees' historical exercise and termination behavior.
For stock option activity prior to the Spinoff, the weighted-average exercise prices in the table below reflect the historical exercise prices. A summary of the option activity as of May 28, 2017 and changes during the fiscal year then ended is presented below:

Options	Number of Options (in Millions)	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at May 29, 2016	7.1	$33.11
Granted	1.1	$48.01
Exercised	(2.9)	$28.89		$128.6
Forfeited	(0.9)	$35.62
Expired	—	$—
Conversion for the Spinoff of Lamb Weston	1.9	$26.90
Outstanding at May 28, 2017	6.3	$27.12	6.92	$171.4
Exercisable at May 28, 2017	3.8	$23.77	5.84	$90.8
We recognize compensation expense using the straight-line method over the requisite service period. During fiscal 2017, 2016, and 2015, the Company granted 1.1 million options, 1.6 million options, and 4.4 million options, respectively, with a weighted average grant date value of $6.12, $5.08, and $3.36, respectively. The total intrinsic value of options exercised was $128.6 million, $165.6 million, and $69.5 million for fiscal 2017, 2016, and 2015, respectively. The closing market price of our common stock on the last trading day of fiscal 2017 was $39.03 per share.
Compensation expense for stock option awards totaled $6.2 million, $9.4 million, and $12.4 million for fiscal 2017, 2016, and 2015, respectively. Included in the compensation expense for stock option awards for fiscal 2017, 2016, and 2015 was $0.9 million, $1.0 million, and $1.4 million, respectively, related to stock options granted by a subsidiary in the subsidiary's shares to the subsidiary's employees. The tax benefit related to the stock option expense for fiscal 2017, 2016, and 2015 was $2.4 million, $3.6 million, and $4.8 million, respectively.
At May 28, 2017, we had $6.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a weighted average period of 1.3 years.
Cash received from option exercises for the fiscal years ended May 28, 2017, May 29, 2016, and May 31, 2015 was $84.4 million, $228.7 million, and $150.2 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $19.5 million, $57.3 million, and $26.7 million for fiscal 2017, 2016, and 2015, respectively.
Share Unit Plans
In accordance with stockholder-approved plans, we issue stock under various stock-based compensation arrangements, including restricted stock units, cash-settled restricted stock units, and other share-based awards ("share units"). These awards

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

generally have requisite service periods of three years. Under each arrangement, stock is issued without direct cost to the employee. We estimate the fair value of the share units based upon the market price of our stock at the date of grant. Certain share unit grants do not provide for the payment of dividend equivalents to the participant during the requisite service period (vesting period). For those grants, the value of the grants is reduced by the net present value of the foregone dividend equivalent payments. We recognize compensation expense for share unit awards on a straight-line basis over the requisite service period. All cash-settled restricted stock units are marked-to-market and presented within other current and noncurrent liabilities in our Consolidated Balance Sheets. The compensation expense for our stock-settled share unit awards totaled $18.2 million, $25.1 million, and $21.0 million for fiscal 2017, 2016, and 2015, respectively. The tax benefit related to the stock-settled share unit award compensation expense for fiscal 2017, 2016, and 2015 was $7.0 million, $9.6 million, and $8.1 million, respectively. The compensation expense for our cash-settled share unit awards totaled $20.9 million, $33.9 million, and $29.2 million for fiscal 2017, 2016, and 2015, respectively. The tax benefit related to the cash-settled share unit award compensation expense for fiscal 2017, 2016, and 2015 was $8.0 million, $13.0 million, and $11.2 million, respectively.
For restricted stock unit activity prior to the Spinoff, the weighted-average grate-date fair value in the table below reflects historical market prices. The following table summarizes the nonvested share units as of May 28, 2017 and changes during the fiscal year then ended:

	Stock-settled		Cash-settled
Share Units	Share Units (in Millions)	Weighted Average Grant-Date Fair Value	Share Units (in Millions)	Weighted Average Grant-Date Fair Value
Nonvested share units at May 29, 2016	1.54	$38.67	1.46	$37.53
Granted	0.56	$46.79	0.39	$48.07
Vested/Issued	(0.58)	$35.78	(0.51)	$36.40
Forfeited	(0.39)	$40.44	(0.46)	$39.41
Conversion for the Spinoff of Lamb Weston	0.43	$31.27	0.33	$30.48
Nonvested share units at May 28, 2017	1.56	$31.59	1.21	$30.52
During fiscal 2017, 2016, and 2015, we granted 0.6 million, 1.0 million, and 0.9 million stock-settled share units, respectively, with a weighted average grant date value of $46.79, $43.64, and $31.71, respectively. During fiscal 2017, 2016, and 2015, we granted 0.4 million, 0.8 million, and 0.9 million cash-settled share units, respectively, with a weighted average grant date value of $48.07, $44.48, and $30.89, respectively.
The total intrinsic value of stock-settled share units vested was $27.0 million, $48.8 million, and $46.6 million during fiscal 2017, 2016, and 2015, respectively. The total intrinsic value of cash-settled share units vested was $24.0 million, $44.9 million, and $1.6 million during fiscal 2017, 2016, and 2015, respectively.
At May 28, 2017, we had $20.5 million and $17.2 million of total unrecognized compensation expense, net of estimated forfeitures, that will be recognized over a weighted average period of 1.8 years and 1.7 years, related to stock-settled share unit awards and cash-settled share unit awards, respectively.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

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
For performance share activity prior to the Spinoff, the weighted-average grate-date fair value in the table below reflects historical market prices. A summary of the activity for performance share awards as of May 28, 2017 and changes during the fiscal year then ended is presented below:

Performance Shares	Share Units (in Millions)	Weighted Average Grant-Date Fair Value
Nonvested performance shares at May 29, 2016	0.75	$36.09
Granted	0.22	$46.94
Adjustments for performance results attained and dividend equivalents	(0.16)	$35.05
Vested/Issued	(0.06)	$35.05
Forfeited	(0.15)	$28.32
Conversion for the Spinoff of Lamb Weston	0.26	$29.09
Nonvested performance shares at May 28, 2017	0.86	$29.23
The compensation expense for our performance share awards totaled $13.3 million, $14.2 million, and $5.7 million for fiscal 2017, 2016, and 2015, respectively. The tax benefit related to the compensation expense for fiscal 2017, 2016, and 2015 was $5.1 million, $5.4 million, and $2.2 million, respectively.
The total intrinsic value of share units vested (including shares paid in lieu of dividends) during fiscal 2017, 2016, and 2015 was $2.8 million, $12.7 million, and $13.9 million, respectively.
Based on estimates at May 28, 2017, the Company had $10.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to performance shares that will be recognized over a weighted average period of 1.7 years.

15. PRE-TAX INCOME AND INCOME TAXES
 Pre-tax income from continuing operations (including equity method investment earnings) consisted of the following:

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

	2017	2016	2015
United States	$883.5	$136.9	$592.6
Canada	(123.1)	11.4	27.1
Foreign - other	40.3	26.6	44.3
	$800.7	$174.9	$664.0
The provision for income taxes included the following:

	2017	2016	2015
Current
Federal	$201.5	$206.5	$178.3
State	6.7	31.0	17.8
Canada	2.8	2.1	3.1
Foreign - other	3.7	6.5	15.8
	214.7	246.1	215.0
Deferred
Federal	62.1	(161.5)	(1.7)
State	(5.3)	(38.9)	3.8
Canada	(13.2)	(0.8)	1.8
Foreign - other	(3.6)	1.5	(6.2)
	40.0	(199.7)	(2.3)
	$254.7	$46.4	$212.7
Income taxes computed by applying the U.S. Federal statutory rates to income from continuing operations before income taxes are reconciled to the provision for income taxes set forth in the Consolidated Statements of Operations as follows:

	2017	2016	2015
Computed U.S. Federal income taxes	$280.2	$61.2	$232.4
State income taxes, net of U.S. Federal tax impact	22.4	(6.4)	15.0
Tax credits and domestic manufacturing deduction	(19.8)	(16.5)	(21.0)
Audit adjustments and settlements	(0.9)	(2.1)	—
Effect of taxes booked on foreign operations	(6.5)	1.2	(8.2)
Statute lapses on previously reserved items	(2.3)	(2.3)	(4.4)
Goodwill and intangible impairments	104.7	—	6.6
Change in legal structure and other state elections	(7.5)	—	—
Stock compensation	(18.8)	—	—
Release of valuation allowance on capital loss carryforward	(84.1)	—	—
Change in estimate related to tax methods used for certain international sales, federal credits, and state credits	(8.0)	6.0	(2.4)
Other	(4.7)	5.3	(5.3)
	$254.7	$46.4	$212.7
Income taxes paid, net of refunds, were $213.0 million, $291.3 million, and $161.2 million in fiscal 2017, 2016, and 2015, respectively.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

 The tax effect of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	May 28, 2017		May 29, 2016
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$216.6	$—	$251.9
Goodwill, trademarks and other intangible assets	—	623.4	—	675.8
Accrued expenses	20.2	—	17.1	—
Compensation related liabilities	63.9	—	78.4	—
Pension and other postretirement benefits	275.2	—	433.6	—
Investment in unconsolidated subsidiaries	—	237.8	—	246.7
Other liabilities that will give rise to future tax deductions	117.9	—	125.9	—
Net capital and operating loss carryforwards	1,112.5	—	1,586.0	—
Other	60.0	6.3	61.5	9.6
	1,649.7	1,084.1	2,302.5	1,184.0
Less: Valuation allowance	(1,013.4)	—	(1,433.5)	—
Net deferred taxes	$636.3	$1,084.1	$869.0	$1,184.0
The liability for gross unrecognized tax benefits at May 28, 2017 was $39.3 million, excluding a related liability of $6.0 million for gross interest and penalties. Any associated interest and penalties imposed would affect the tax rate. As of May 29, 2016, our gross liability for unrecognized tax benefits was $32.6 million, excluding a related liability of $6.4 million for gross interest and penalties. Interest and penalties recognized in the Consolidated Statements of Operations was a benefit of $0.3 million in fiscal 2017, $0.2 million in fiscal 2016 and $0.2 million in fiscal 2015.
The net amount of unrecognized tax benefits at May 28, 2017 and May 29, 2016 that, if recognized, would favorably impact our effective tax rate was $31.6 million and $17.6 million, respectively.
We accrue interest and penalties associated with uncertain tax positions as part of income tax expense.
We conduct business and file tax returns in numerous countries, states, and local jurisdictions. The U.S. Internal Revenue Service ("IRS") has completed its audit for tax years through fiscal 2015 and all resulting significant items for fiscal 2015 and prior years have been settled with the IRS. Other major jurisdictions where we conduct business generally have statutes of limitations ranging from three to five years.
We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $18.0 million over the next twelve months due to various Federal, state, and foreign audit settlements and the expiration of statutes of limitations. Of this amount, approximately $15.6 million would reverse through results of discontinued operations.
The change in the unrecognized tax benefits for the year ended May 28, 2017 was:

Beginning balance on May 29, 2016	$32.6
Increases from positions established during prior periods	2.1
Decreases from positions established during prior periods	(3.9)
Increases from positions established during the current period	13.4
Decreases relating to settlements with taxing authorities	(1.8)
Reductions resulting from lapse of applicable statute of limitation	(2.9)
Other adjustments to liability	(0.2)
Ending balance on May 28, 2017	$39.3
We have approximately $25.7 million of foreign net operating loss carryforwards ($10.1 million will expire between fiscal 2018 and 2038 and $15.6 million have no expiration dates) and $10.5 million of Federal net operating loss carryforwards

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

which expire in fiscal 2027. Federal capital loss carryforwards related to the Private Brands divestiture of approximately $2.8 billion will expire in fiscal 2021. Included in net deferred tax liabilities are $41.7 million of tax effected state net operating loss carryforwards which expire in various years ranging from fiscal 2018 to 2037 and $167.6 million of tax effected state capital loss carryforwards related to the divestiture of Private Brands, the vast majority of which expire in fiscal 2021. Foreign tax credits of $4.0 million will expire between fiscal 2025 and fiscal 2027. State tax credits of approximately $9.7 million will expire in various years ranging from fiscal 2018 to 2027.
We have recognized a valuation allowance for the portion of the net operating loss carryforwards, capital loss carryforwards, tax credit carryforwards, and other deferred tax assets we believe are not more likely than not to be realized. The net change in the valuation allowance for fiscal 2017 was a decrease of $420.1 million. For fiscal 2016 and 2015, changes in the valuation allowance were an increase of $1.4 billion and a decrease of $1.9 million, respectively. The current year change principally relates to reducing the valuation allowance on the capital loss carryforward generated from the sale of our Private Brands operations through revisions to the estimates of the capital gains realized on the sales of the Spicetec and JM Swank businesses, a tax planning strategy allowing additional utilization of the capital loss, the realization of certain tax attributes based upon the contract terms of the Private Brands sale and expected capital gains from the planned divestiture of the Wesson® oil business, as well as utilization of the estimated tax asset to offset capital gains on previously deferred intercompany transactions that were triggered by the Spinoff. Of the total fiscal 2017 change, $150.4 million of the reduction in the valuation allowance was recorded in stockholders' equity as part of the Spinoff.
As of May 28, 2017, the cumulative undistributed earnings of the Company's foreign subsidiaries amounted to approximately $494 million. Those earnings are considered to be indefinitely reinvested and accordingly, no U.S. federal income taxes have been provided thereon. It is not practicable to estimate the amount of U.S. income taxes that would be incurred in the event that we were to repatriate the cumulative earnings of non-U.S. affiliates and associated companies. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we determine that such earnings are no longer indefinitely reinvested.

16. LEASES
We lease certain facilities, land, and transportation equipment under agreements that expire at various dates. Rent expense under all operating leases from continuing operations was $71.2 million, $77.4 million, and $77.6 million in fiscal 2017, 2016, and 2015, respectively. These amounts are inclusive of accelerated lease payments in connection with the exit of certain lease contracts.

A summary of non-cancellable operating lease commitments for fiscal years following May 28, 2017, was as follows:

2018	$40.5
2019	32.3
2020	21.0
2021	16.9
2022	13.3
Later years	97.3
$221.3

At May 28, 2017 and May 29, 2016, assets under capital and financing leases totaling $119.5 million, net of accumulated depreciation of $47.7 million, and $130.9 million, net of $37.3 million of accumulated depreciation, respectively, were included in Property, plant and equipment. Charges resulting from the depreciation of assets held under capital and financing leases are recognized within depreciation expense in the Consolidated Statements of Operations.
Non-cash issuances of capital and financing lease obligations totaling $0.5 million, $103.3 million, and $2.2 million, are excluded from cash flows from investing and financing activities on the Consolidated Statements of Cash Flows for fiscal 2017, 2016, and 2015, respectively.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

17. CONTINGENCIES
In fiscal 1991, we acquired Beatrice Company ("Beatrice"). As a result of the acquisition of Beatrice and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, our condensed consolidated post-acquisition financial statements reflect liabilities associated with the estimated resolution of these contingencies. Such liabilities include various litigation and environmental proceedings related to businesses divested by Beatrice prior to our acquisition of Beatrice. The litigation proceedings include suits against a number of lead paint and pigment manufacturers, including ConAgra Grocery Products Company, LLC, a wholly owned subsidiary of the Company ("ConAgra Grocery Products"), and the Company as alleged successors to W. P. Fuller Co., a lead paint and pigment manufacturer owned and operated by Beatrice until 1967. Although decisions favorable to us have been rendered in Rhode Island, New Jersey, Wisconsin, and Ohio, we remain a defendant in active suits in Illinois and California. The Illinois suit seeks class-wide relief for reimbursement of costs associated with the testing of lead levels in blood. In California, a number of cities and counties joined in a consolidated action seeking abatement of the alleged public nuisance. On September 23, 2013, a trial of the California case concluded in the Superior Court of California for the County of Santa Clara, and on January 27, 2014, the court entered a judgment (the "Judgment") against ConAgra Grocery Products and two other defendants ordering the creation of a California abatement fund in the amount of $1.15 billion. Liability is joint and several. The Company believes ConAgra Grocery Products did not inherit any liabilities of W. P. Fuller Co. The Company will continue to vigorously defend itself in this case and has appealed the Judgment to the Court of Appeal of the State of California Sixth Appellate District. The Company expects the appeals process to last several years. The absence of any linkage between ConAgra Grocery Products and W. P. Fuller Co. is a critical issue (among others) that the Company will continue to advance throughout the appeals process. It is not possible to estimate exposure in this case or the remaining case in Illinois, which is based on different legal theories. If ultimately necessary, the Company will look to its insurance policies for coverage; its carriers are on notice. However, the extent of insurance coverage is uncertain, and the Company cannot absolutely assure that the final resolution of these matters will not have a material adverse effect on its financial condition, results of operations, or liquidity.
The environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 37 Superfund, proposed Superfund, or state-equivalent sites (the "Beatrice sites"). These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 33 of these sites. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $52.3 million as of May 28, 2017, a majority of which relates to the Superfund and state-equivalent sites referenced above. During the third quarter of fiscal 2017, a final Remedial Investigation/Feasibility Study was submitted for the Wells G&H-Southwest Properties Superfund site, which is one of the Beatrice sites. The U.S. Environmental Protection Agency (the "EPA") has indicated that it will issue a Record of Decision for this site shortly and subsequently enter into negotiations with potentially responsible parties to determine a final Remedial Design/Remedial Action plan for the site. While we believe that it is unlikely, it is reasonably possible that the EPA's decision and negotiations may result in material liability, but we are, at this time, unable to estimate a range of potential outcomes.
In June 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina. This facility was the primary production facility for our Slim Jim® branded meat snacks. In June 2009, the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives announced its determination that the explosion was the result of an accidental natural gas release and not a deliberate act. During the fourth quarter of fiscal 2011, we settled our property and business interruption claims related to the Garner accident with our insurance providers. During the fourth quarter of fiscal 2011, Jacobs Engineering Group Inc. ("Jacobs"), our engineer and project manager at the site, filed a declaratory judgment action against us seeking indemnity for personal injury claims brought against it as a result of the accident. During the first quarter of fiscal 2012, our motion for summary judgment was granted and the suit was dismissed without prejudice on the basis that the suit was filed prematurely. In the third quarter of fiscal 2014, Jacobs refiled its action seeking indemnity. On March 25, 2016, a Douglas County jury in Nebraska rendered a verdict in favor of Jacobs and against us in the amount of $108.9 million plus post-judgment interest. We filed our Notice of Appeal in September 2016. Although our insurance carriers have provided customary notices of reservation of their rights under the policies of insurance, we expect any ultimate exposure in this case to be limited to the applicable insurance deductible.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

We are party to a number of putative class action lawsuits challenging various product claims made in the Company's product labeling. These matters include Briseno v. ConAgra Foods, Inc., in which it is alleged that the labeling for Wesson® oils as 100% natural is false and misleading because the oils contain genetically modified plants and organisms. In February 2015, the U.S. District Court for the Central District of California granted class certification to permit plaintiffs to pursue state law claims. The Company appealed to the United States Court of Appeals for the Ninth Circuit, which affirmed class certification in January 2017. The Company has sought further review by the United States Supreme Court. While we cannot predict with certainty the results of this or any other legal proceeding, we do not expect this matter to have a material adverse effect on our financial condition, results of operations, or business.
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
Lamb Weston is a party to a warehouse services agreement with a third-party warehouse provider through July 2035. Under this agreement, Lamb Weston is required to make payments for warehouse services based on the quantity of goods stored and other service factors. We have guaranteed the warehouse provider that we will make the payments required under the agreement in the event that Lamb Weston fails to perform. Minimum payments of $1.5 million per month are required under this agreement. It is not possible to determine the maximum amount of the payment obligations under this agreement. Upon completion of the Spinoff, we recognized a liability for the estimated fair value of this guarantee. As of May 28, 2017, the amount of this guarantee, recorded in other noncurrent liabilities, was $29.7 million.
Lamb Weston is a party to an agricultural sublease agreement with a third party for certain farmland through 2020 (subject, at Lamb Weston's option, to extension for two additional five-year periods). Under the terms of the sublease agreement, Lamb Weston is required to make certain rental payments to the sublessor. We have guaranteed the sublessor Lamb Weston's performance and the payment of all amounts (including indemnification obligations) owed by Lamb Weston under the sublease agreement, up to a maximum of $75.0 million. We believe the farmland associated with this sublease agreement is readily marketable for lease to other area farming operators. As such, we believe that any financial exposure to the company, in the event that we were required to perform under the guaranty, would be largely mitigated.
We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements contain put options exercisable now and remain exercisable until generally 30 days after the end of the respective lease agreements, that allow the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease in place. We have financial exposure with respect to these entities in the event we are required to purchase the leased buildings for a price in excess of the then current fair value under the applicable lease purchase options. We are amortizing the difference between the estimated put price and the estimated fair value (without a lease agreement in place) of each respective property over the remaining respective lease term within selling, general and administrative expenses. As of May 28, 2017, the estimated amount by which the put prices exceeded the fair values of the related properties was $51.8 million, of which we have accrued $8.4 million. As these buildings are worth considerably more when under lease agreements than when vacant, we may be able to mitigate some, or all, of the related financial exposure created by the put options by maintaining active lease agreements and/or by subleasing the buildings to credit worthy tenants. We do not expect to ultimately incur material financial losses as a result of the potential exercise of the lease put options by the lessors. During fiscal 2017, one of these lease agreements expired. As a result of this expiration, we reversed the applicable accrual and recognized a benefit of $6.7 million in selling, general and administrative expenses.
We are party to a number of matters challenging the Company's wage and hour practices. These matters include a number of putative class actions consolidated under the caption Negrete v. ConAgra Foods, Inc., et al, pending in the U.S. District Court for the Central District of California, in which the plaintiffs allege a pattern of violations of California and/or federal law at several current and former Company manufacturing facilities across the State of California. While we cannot predict with certainty the results of this or any other legal proceeding, we do not expect this matter to have a material adverse effect on our financial condition, results of operations, or business.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
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
Commodity and commodity index futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of May 28, 2017, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through March 2018.
In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of May 28, 2017, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through February 2018.
From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.
Derivatives Designated as Fair Value Hedges
During fiscal 2014, we entered into interest rate swap contracts to hedge the fair value of certain of our senior long-term debt instruments maturing in fiscal 2019 and 2020. These contracts, with a total notional amount of $500 million, effectively converted interest on this debt from fixed rate to floating rate. We designated these interest rate swap contracts as fair value hedges of the debt instruments. During fiscal 2015, we terminated the interest rate swap contracts and received proceeds of $21.9 million. The proceeds include $3.9 million of accrued interest from the interest rate swap contract, gains of $5.4 million representing the change in fair value of the interest rate swap contracts (the ineffective portion of the hedge) recognized within selling, general and administrative expenses, and $12.6 million of cumulative adjustment to the fair value of the debt instruments that were hedged (the effective portion of the hedge), that is being amortized as a reduction to interest expense over the remaining life of the debt instruments through fiscal 2020. The unamortized amount of the deferred gain was $2.3 million at May 28, 2017. The portion written off in fiscal 2017 in connection with the Lamb Weston spinoff and the third quarter early retirement of debt totaled $3.1 million (see Note 4). The portion written off in fiscal 2016 related to the third quarter tender offers totaled $3.0 million.
Changes in fair value of such derivative instruments were immediately recognized in earnings along with changes in the fair value of the items being hedged (based solely on the change in the benchmark interest rate). In fiscal 2015, we recognized gains of $8.9 million representing the fair value of the interest rate swap contracts and losses of $5.8 million representing the change in fair value of the related senior long-term debt. The net gain of $3.1 million for fiscal 2015 is classified within selling, general and administrative expenses.
The entire change in fair value of the derivative instruments was included in our assessment of hedge effectiveness.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

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
All derivative instruments are recognized on the Consolidated Balance Sheets at fair value (refer to Note 20 for additional information related to fair value measurements). The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with generally accepted accounting principles, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At May 28, 2017 and May 29, 2016 amounts representing a right to reclaim cash collateral of $0.9 million and $0.3 million, respectively, were included in prepaid expenses and other current assets in our Consolidated Balance Sheets.
Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or obligation to return cash collateral were reflected in our Consolidated Balance Sheets as follows:

	May 28, 2017	May 29, 2016
Prepaid expenses and other current assets	$2.3	$24.1
Other accrued liabilities	1.3	0.6
The following table presents our derivative assets and liabilities, at May 28, 2017, on a gross basis, prior to the setoff of $0.5 million to total derivative assets and $1.4 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$2.6	Other accrued liabilities	$1.4
Foreign exchange contracts	Prepaid expenses and other current assets	0.2	Other accrued liabilities	1.1
Other	Prepaid expenses and other current assets	—	Other accrued liabilities	0.2
Total derivatives not designated as hedging instruments		$2.8		$2.7

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
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
The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Consolidated Statements of Operations were as follows:

	For the Fiscal Year Ended May 28, 2017
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Operations of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Consolidated Statement of Operations
Commodity contracts	Cost of goods sold	$0.9
Foreign exchange contracts	Cost of goods sold	(0.3)
Foreign exchange contracts	Selling, general and administrative expense	0.2
Total gain from derivative instruments not designated as hedging instruments		$0.8

	For the Fiscal Year Ended May 29, 2016
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Operations of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Consolidated Statement of Operations
Commodity contracts	Cost of goods sold	$(8.1)
Foreign exchange contracts	Cost of goods sold	0.7
Foreign exchange contracts	Selling, general and administrative expense	2.9
Total loss from derivative instruments not designated as hedging instruments		$(4.5)

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

	For the Fiscal Year Ended May 31, 2015
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Operations of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Consolidated Statement of Operations
Commodity contracts	Cost of goods sold	$(71.0)
Foreign exchange contracts	Cost of goods sold	0.2
Foreign exchange contracts	Selling, general and administrative expense	10.3
Interest rate contracts	Selling, general and administrative expense	(1.4)
Total loss from derivative instruments not designated as hedging instruments		$(61.9)
As of May 28, 2017, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $76.8 million and $73.4 million for purchase and sales contracts, respectively. As of May 29, 2016, our open commodity contracts had a notional value of $74.7 million and $41.5 million for purchase and sales contracts, respectively. The notional amount of our foreign currency forward and cross currency swap contracts as of May 28, 2017 and May 29, 2016 was $81.9 million and $112.9 million, respectively.
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
At May 28, 2017, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $0.3 million.

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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

The changes in benefit obligations and plan assets at May 28, 2017 and May 29, 2016 are presented in the following table.

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Change in Benefit Obligation
Benefit obligation at beginning of year	$3,903.0	$4,092.2	$201.7	$235.4
Service cost	56.9	93.8	0.3	0.4
Interest cost	116.8	159.8	4.6	7.5
Plan participants’ contributions	—	—	4.7	4.8
Amendments	5.5	2.0	—	—
Actuarial loss (gain)	(51.5)	(18.5)	(32.0)	0.6
Plan settlements	(287.5)	—	—	—
Special termination benefits	1.5	25.6	—	—
Curtailments	(18.1)	(18.8)	—	—
Benefits paid	(169.7)	(168.2)	(19.0)	(21.9)
Currency	(0.8)	(1.0)	(0.2)	(0.2)
Business divestitures	(7.4)	(263.9)	(3.2)	(24.9)
Benefit obligation at end of year	$3,548.7	$3,903.0	$156.9	$201.7
Change in Plan Assets
Fair value of plan assets at beginning of year	$2,959.4	$3,539.0	$0.1	$0.1
Actual return on plan assets	346.1	(146.2)	—	—
Employer contributions	163.0	11.9	14.2	17.1
Plan participants’ contributions	—	—	4.7	4.8
Plan settlements	(287.5)	—	—	—
Investment and administrative expenses	(26.7)	(22.0)	—	—
Benefits paid	(169.7)	(168.2)	(19.0)	(21.9)
Currency	(1.0)	(1.1)	—	—
Business divestitures	—	(254.0)	—	—
Fair value of plan assets at end of year	$2,983.6	$2,959.4	$—	$0.1

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

The funded status and amounts recognized in our Consolidated Balance Sheets at May 28, 2017 and May 29, 2016 were:

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Funded Status	$(565.1)	$(943.6)	$(156.9)	$(201.6)
Amounts Recognized in Consolidated Balance Sheets
Other assets	$17.1	$3.0	$—	$—
Other accrued liabilities	(10.9)	(10.6)	(18.4)	(21.8)
Other noncurrent liabilities	(571.3)	(936.0)	(138.5)	(179.8)
Net Amount Recognized	$(565.1)	$(943.6)	$(156.9)	$(201.6)
Amounts Recognized in Accumulated Other Comprehensive (Income) Loss (Pre-tax)
Actuarial net loss (gain)	$174.2	$373.0	$(9.0)	$23.9
Net prior service cost (benefit)	16.0	13.4	(4.6)	(11.6)
Total	$190.2	$386.4	$(13.6)	$12.3
Weighted-Average Actuarial Assumptions Used to Determine Benefit Obligations at May 28, 2017 and May 29, 2016
Discount rate	3.90%	3.83%	3.33%	3.18%
Long-term rate of compensation increase	3.63%	3.66%	N/A	N/A
The accumulated benefit obligation for all defined benefit pension plans was $3.5 billion and $3.8 billion at May 28, 2017 and May 29, 2016, respectively.
The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at May 28, 2017 and May 29, 2016 were:

	2017	2016
Projected benefit obligation	$3,433.6	$3,809.5
Accumulated benefit obligation	3,357.1	3,734.6
Fair value of plan assets	2,851.4	2,862.9
Components of pension benefit and other postretirement benefit costs included:

	Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015
Service cost	$56.9	$93.8	$88.5	$0.3	$0.4	$0.6
Interest cost	116.8	159.8	161.3	4.6	7.5	9.9
Expected return on plan assets	(207.4)	(259.9)	(267.9)	—	—	—
Amortization of prior service cost (benefit)	2.6	2.7	3.7	(6.6)	(7.8)	(7.9)
Special termination benefits	1.5	25.6	6.9	—	—	—
Recognized net actuarial loss	1.2	348.5	6.9	0.5	0.1	3.5
Settlement loss	13.8	—	—	—	—	—
Curtailment loss	1.7	0.3	1.5	—	—	—
Benefit cost — Company plans	(12.9)	370.8	0.9	(1.2)	0.2	6.1
Pension benefit cost — multi-employer plans	12.0	42.9	12.4	—	—	—
Total benefit cost	$(0.9)	$413.7	$13.3	$(1.2)	$0.2	$6.1

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

As a result of the Spinoff, during fiscal 2017, we recorded a pension curtailment gain of $19.5 million within other comprehensive income (loss) and remeasured a significant qualified pension plan as of November 9, 2016. In connection with the remeasurement, we updated the effective discount rate assumption from 3.86% to 4.04%. The remeasurement and the curtailment gain decreased the underfunded status of the pension plans by $66.0 million with a corresponding benefit within other comprehensive income (loss).
During fiscal 2017, we provided a voluntary lump-sum settlement offer to certain terminated vested participants in our salaried pension plan. Lump-sum settlement payments totaling $287.5 million were distributed from pension plan assets to such participants. Due to the pension settlement, we were required to remeasure our pension plan liability. In connection with the remeasurement, we updated the effective discount rate assumption to 4.11%, as of December 31, 2016. The settlement and related remeasurement resulted in the recognition of a settlement charge of $13.8 million, reflected in selling, general, and administrative expenses, as well as a benefit to accumulated other comprehensive income (loss) totaling $62.2 million.
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
In fiscal 2017 and 2016, the Company recorded a charge of $1.2 million and $348.5 million, respectively, reflecting the year-end write-off of actuarial losses in excess of 10% of our pension liability.
The Company recorded an expense of $4.0 million ($2.1 million was recorded in discontinued operations and $1.9 million was recorded in restructuring activities) and $31.8 million ($2.0 million was recorded in discontinued operations and $29.8 million was recorded in restructuring activities) during fiscal 2017 and 2016, respectively, related to our expected incurrence of certain multi-employer plan withdrawal costs.
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were:

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Net actuarial gain (loss)	$183.1	$(390.5)	$32.4	$(8.0)
Amendments	(5.5)	(2.0)	(0.4)	(5.6)
Amortization of prior service cost (benefit)	2.9	2.7	(6.6)	(7.8)
Settlement loss	13.8	—	—	—
Recognized net actuarial loss	1.2	348.5	0.5	0.1
Net amount recognized	$195.5	$(41.3)	$25.9	$(21.3)
Weighted-Average Actuarial Assumptions Used to Determine Net Expense

	Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015
Discount rate	3.83%	4.10%	4.15%	3.18%	3.50%	3.65%
Long-term rate of return on plan assets	7.50%	7.75%	7.75%	N/A	N/A	N/A
Long-term rate of compensation increase	3.66%	3.70%	4.25%	N/A	N/A	N/A

Beginning in fiscal 2017, the Company has elected to use a split discount rate (spot-rate approach) for the U.S. plans and certain foreign plans. Historically, a single weighted-average discount rate was used in the calculation of service and interest costs, both of which are components of pension benefit costs. The spot-rate approach applies separate discount rates for each projected benefit payment in the calculation of pension service and interest cost. This change is considered a change in

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

accounting estimate and has been applied prospectively. The pre-tax reduction in total pension benefit cost associated with this change in fiscal 2017 was approximately $27.0 million.

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
The amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net expense during the next year are as follows:

	Pension Benefits	Other Benefits
Prior service cost (benefit)	$2.9	$(3.4)
Plan Assets
The fair value of plan assets, summarized by level within the fair value hierarchy described in Note 20, as of May 28, 2017, was as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1.0	$94.0	$—	$95.0
Equity securities:
U.S. equity securities	494.0	13.7	—	507.7
International equity securities	249.9	13.2	—	263.1
Fixed income securities:
Government bonds	51.1	224.3	—	275.4
Corporate bonds	4.4	279.5	—	283.9
Mortgage-backed bonds	63.3	6.2	—	69.5
Real estate funds	9.5	—	—	9.5
Multi-strategy hedge funds	—	—	—	—
Private equity funds	—	—	—	—
Master limited partnerships	173.5	—	—	173.5
Private natural resources funds	—	—	—	—
Net receivables for unsettled transactions	0.7	—	—	0.7
Fair value measurement of pension plan assets in the fair value hierarchy	$1,047.4	$630.9	$—	$1,678.3
Investments measured at net asset value				1,305.3
Total pension plan assets				$2,983.6

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

The fair value of plan assets, summarized by level within the fair value hierarchy described in Note 20, as of May 29, 2016, was as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.9	$73.4	$—	$74.3
Equity securities:
U.S. equity securities	453.5	13.2	—	466.7
International equity securities	267.5	12.5	—	280.0
Fixed income securities:
Government bonds	43.3	228.4	—	271.7
Corporate bonds	23.6	226.6	—	250.2
Mortgage-backed bonds	58.1	56.3	—	114.4
Real estate funds	—	—	—	—
Multi-strategy hedge funds	—	—	—	—
Private equity funds	—	—	—	—
Master limited partnerships	155.8	—	—	155.8
Private natural resources funds	—	—	—	—
Net receivables for unsettled transactions	3.2	—	—	3.2
Fair value measurement of pension plan assets in the fair value hierarchy	$1,005.9	$610.4	$—	$1,616.3
Investments measured at net asset value				1,343.1
Total pension plan assets				$2,959.4
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
Level 2 assets consist primarily of individual fixed income securities where values are based on quoted prices of similar securities and observable market data.
Level 3 assets consist of investments where active market pricing is not readily available and, as such, fair value is estimated using significant unobservable inputs.
Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. Such investments are generally considered long-term in nature with varying redemption availability. For certain of these investments, with a fair value of approximately $669.8 million as of May 28, 2017, the asset managers have the ability to impose customary redemption gates which may further restrict or limit the redemption of invested funds therein. As of May 28, 2017, funds with a fair value of $0.1 million have imposed such gates.
As of May 28, 2017, we have unfunded commitments for additional investments of $84.5 million in private equity funds and $28.3 million in natural resources funds. We expect unfunded commitments to be funded from plan assets rather than the general assets of the Company.
To develop the expected long-term rate of return on plan assets assumption for the pension plans, we consider the current asset allocation strategy, the historical investment performance, and the expectations for future returns of each asset class.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

Our pension plan weighted-average asset allocations and our target asset allocations, by asset category were as follows:

	May 28, 2017	May 29, 2016	Target Allocation
Equity securities	39%	36%	25% - 45%
Debt securities	25%	22%	14% - 24%
Real estate funds	11%	14%	1% - 19%
Multi-strategy hedge funds	11%	16%	5% - 25%
Private equity	4%	3%	3% - 13%
Other	10%	9%	3% - 30%
Total	100%	100%
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
 Other investments are primarily made up of cash and master limited partnerships.
Assumed health care cost trend rates have a significant effect on the benefit obligation of the postretirement plans.

Assumed Health Care Cost Trend Rates at:	May 28, 2017	May 29, 2016
Initial health care cost trend rate	8.44%	9.0%
Ultimate health care cost trend rate	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2024	2024
A one percentage point change in assumed health care cost rates would have the following effect:

	One Percent Increase	One Percent Decrease
Effect on total service and interest cost	$0.4	$(0.3)
Effect on postretirement benefit obligation	8.1	(7.3)
We currently anticipate making contributions of approximately $12.8 million to our pension plans in fiscal 2018. We anticipate making contributions of $18.7 million to our other postretirement plans in fiscal 2018. These estimates are based on current tax laws, plan asset performance, and liability assumptions, which are subject to change.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

The following table presents estimated future gross benefit payments for our plans:

	Pension Benefits	Health Care and Life Insurance Benefits
2018	$196.3	$18.7
2019	190.3	17.4
2020	192.0	16.1
2021	194.8	14.9
2022	196.9	13.7
Succeeding 5 years	1,016.8	52.3
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

The Company’s participation in multiemployer plans for the fiscal year ended May 28, 2017 is outlined in the table below. For each plan that is individually significant to the Company the following information is provided:

•	The “EIN / PN” column provides the Employer Identification Number and the three-digit plan number assigned to a plan by the Internal Revenue Service.

•
The most recent Pension Protection Act Zone Status available for 2016 and 2015 is for plan years that ended in calendar years 2016 and 2015, respectively. The zone status is based on information provided to the Company by each plan. A plan in the “red” zone has been determined to be in “critical status”, based on criteria established under the Internal Revenue Code (“Code”), and is generally less than 65% funded. A plan in the “yellow” zone has been determined to be in “endangered status”, based on criteria established under the Code, and is generally less than 80% funded. A plan in the “green” zone has been determined to be neither in “critical status” nor in “endangered status”, and is generally at least 80% funded.

•
The “FIP/RP Status Pending/Implemented” column indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented by the plan as of the end of the plan year that ended in calendar year 2016.

•	Contributions by the Company are the amounts contributed in the Company’s fiscal periods ending in the specified year.

•
The “Surcharge Imposed” column indicates whether the Company contribution rate for its fiscal year that ended on May 28, 2017 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status”, in accordance with the requirements of the Code.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

•	The last column lists the expiration dates of the collective bargaining agreements pursuant to which the Company contributes to the plans.
For plans that are not individually significant to Conagra Brands the total amount of contributions is presented in the aggregate.

		Pension Protection Act Zone Status		FIP / RP Status Pending / Implemented	Contributions by the Company (millions)				Expiration Dates of Collective Bargaining Agreements
Pension Fund	EIN / PN	2016	2015		FY17	FY16	FY15	Surcharge Imposed
Bakery and Confectionary Union and Industry International Pension Plan	52-6118572 / 001	Red, Critical and Declining	Red	RP Implemented	$1.8	$3.1	$3.7	No	2/28/2020
Central States, Southeast and Southwest Areas Pension Fund	36-6044243 / 001	Red, Critical and Declining	Red	RP Implemented	1.8	1.9	2.0	No	5/31/2020
National Conference of Fireman & Oilers National Pension Fund	52-6085445 / 003	Yellow	Yellow	FIP Implemented	—	—	0.6	No	withdrew in 2015
Western Conference of Teamsters Pension Plan	91-6145047 / 001	Green	Green	N/A	4.0	5.4	4.9	No	06/30/2018
Other Plans					0.4	0.7	0.8
Total Contributions					$8.0	$11.1	$12.0
The Company was listed in its plans' Forms 5500 as providing more than 5% of the plan's total contributions for the National Conference of Firemen & Oilers National Pension Fund for the plan year ending in calendar year 2014. The Company withdrew from participation in that plan on or about June 1, 2015.
The Company was not listed in the Forms 5500 filed by any of the other plans or for any of the other years as providing more than 5% of the plan’s total contributions. At the date our financial statements were issued, Forms 5500 were not available for plan years ending in calendar year 2016.
In addition to the contributions listed in the table above, we recorded an additional expense of $4.0 million, $31.8 million, and $0.4 million in fiscal 2017, 2016, and 2015, respectively, related to our expected incurrence of certain withdrawal costs.
Certain of our employees are covered under defined contribution plans. The expense related to these plans was $18.0 million, $35.4 million, and $40.6 million in fiscal 2017, 2016, and 2015, respectively.

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
The fair values of our Level 2 derivative instruments were determined using valuation models that use market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities. Derivative assets and liabilities included in Level 2 primarily represent commodity and foreign currency option and forward contracts and cross-currency swaps.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 28, 2017:

	Level 1		Level 2	Level 3	Total
Assets:
Derivative assets	$2.0		$0.3	$—	$2.3
Available-for-sale securities	3.5	3.5	—	—	3.5
Total assets	$5.5		$0.3	$—	$5.8
Liabilities:
Derivative liabilities	$—		$1.3	$—	$1.3
Deferred compensation liabilities	47.2		—	—	47.2
Total liabilities	$47.2		$1.3	$—	$48.5
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
During fiscal 2017, goodwill impairment charges totaling $198.9 million were recognized within our International segment. During fiscal 2015, goodwill impairment charges of $20.9 million were recognized within our Grocery & Snacks segment. See Note 9 for discussion of the methodology employed to measure these impairments.
During fiscal 2017, we recognized indefinite-lived brand impairment charges of $37.0 million in our International segment and $68.2 million in our Grocery & Snacks segment. During fiscal 2016 and 2015, we recognized indefinite-lived brand impairment charges of $50.1 million and $4.8 million, respectively, in our Grocery & Snacks segment. The fair values of these brands were estimated using the “relief from royalty” method (See Note 9).
The carrying amount of long-term debt (including current installments) was $2.97 billion as of May 28, 2017 and $5.44 billion as of May 29, 2016. Based on current market rates, the fair value of this debt (level 2 liabilities) at May 28, 2017 and May 29, 2016 was estimated at $3.32 billion and $5.85 billion, respectively.

21. BUSINESS SEGMENTS AND RELATED INFORMATION
During fiscal 2017, we reorganized our reporting segments. We now reflect our results of operations in five reporting segments: Grocery & Snacks, Refrigerated & Frozen, International, Foodservice, and Commercial. Prior periods have been reclassified to conform to the revised segment presentation.
In the second quarter of fiscal 2017, we completed the Spinoff of Lamb Weston. The Lamb Weston business had previously been included in the Commercial segment. The results of operations of the Lamb Weston business have been classified as discontinued operations for all periods presented.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

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

	2017	2016	2015
Net sales
Grocery & Snacks	$3,208.8	$3,377.1	$3,509.9
Refrigerated & Frozen	2,652.7	2,867.8	2,986.6
International	816.0	846.6	942.7
Foodservice	1,078.3	1,104.5	1,120.1
Commercial	71.1	468.1	474.7
Total net sales	$7,826.9	$8,664.1	$9,034.0
Operating profit
Grocery & Snacks	$653.7	$592.9	$589.9
Refrigerated & Frozen	445.8	420.4	376.3
International	(168.9)	66.7	90.3
Foodservice	105.1	97.7	109.4
Commercial	202.6	45.4	43.5
Total operating profit	$1,238.3	$1,223.1	$1,209.4
Equity method investment earnings	71.2	66.1	79.4
General corporate expenses	313.3	818.5	296.6
Interest expense, net	195.5	295.8	328.2
Income tax expense	254.7	46.4	212.7
Income from continuing operations	$546.0	$128.5	$451.3
Less: Net income attributable to noncontrolling interests of continuing operations	1.9	1.9	2.5
Income from continuing operations attributable to Conagra Brands, Inc.	$544.1	$126.6	$448.8

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

Net sales by product type were:

	2017	2016	2015
Shelf-stable	$4,682.4	$5,256.8	$5,511.5
Temperature-controlled	3,144.5	3,407.3	3,522.5
Total net sales	$7,826.9	$8,664.1	$9,034.0
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
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	2017	2016	2015
Net derivative gains (losses) incurred	$0.6	$(7.4)	$(70.8)
Less: Net derivative gains (losses) allocated to reporting segments	5.7	(23.8)	(46.2)
Net derivative gains (losses) recognized in general corporate expenses	$(5.1)	$16.4	$(24.6)
Net derivative gains (losses) allocated to Grocery & Snacks	$3.4	$(14.4)	$(26.7)
Net derivative gains (losses) allocated to Refrigerated & Frozen	0.8	(6.2)	(11.8)
Net derivative gains (losses) allocated to International	1.6	(0.5)	(4.0)
Net derivative losses allocated to Foodservice	—	(1.0)	(3.4)
Net derivative losses allocated to Commercial	(0.1)	(1.7)	(0.3)
Net derivative gains (losses) included in segment operating profit	$5.7	$(23.8)	$(46.2)
As of May 28, 2017, the cumulative amount of net derivative losses from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $3.0 million. This amount reflected net losses of $3.3 million incurred during the fiscal year ended May 28, 2017, as well as net gains of $0.3 million incurred prior to fiscal 2017. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results losses of $1.2 million in fiscal 2018 and losses of $1.8 million in fiscal 2019 and thereafter.
In the second quarter of fiscal 2015, management determined that certain derivatives that had been previously entered into as an economic hedge of forecasted commodity purchases had ceased to function as economic hedges. We recognized derivative losses of $10.8 million, $6.3 million, and $2.7 million, and derivative gains of $0.9 million within the operating results of the Grocery & Snacks, Refrigerated & Frozen, International, and Foodservice segments, respectively, during fiscal 2015 in connection with these derivatives. Management effectively exited these derivative positions in the third quarter of fiscal 2015.

Assets by Segment

The majority of our manufacturing assets are shared across multiple reporting segments. Output from these facilities used by each reporting segment can change over time. Also, working capital balances are not tracked by reporting segment. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment. Total depreciation expense for fiscal 2017, 2016, and 2015 was $234.4 million, $243.9 million, and $258.3 million, respectively.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 28, 2017, May 29, 2016, and May 31, 2015
(columnar dollars in millions except per share amounts)

Other Information
At May 28, 2017, Conagra Brands and its subsidiaries had approximately 12,600 employees, primarily in the United States. Approximately 47% of our employees are parties to collective bargaining agreements. Of the employees subject to collective bargaining agreements, approximately 6% are parties to collective bargaining agreements scheduled to expire during fiscal 2018.
Our operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant with respect to consolidated operations for fiscal 2017, 2016, and 2015. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were approximately $887.2 million, $937.9 million, and $1.0 billion in fiscal 2017, 2016, and 2015, respectively. Our long-lived assets located outside of the United States are not significant.
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 24%, 23%, and 20% of consolidated net sales for fiscal 2017, 2016, and 2015, respectively, significantly impacting the Grocery & Snacks and Refrigerated & Frozen segments.
Wal-Mart Stores, Inc. and its affiliates accounted for approximately 26% and 25% of consolidated net receivables as of May 28, 2017 and May 29, 2016, respectively.
We offer certain suppliers access to a third-party service that allows them to view our scheduled payments online. The third party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third-party, or any financial institutions concerning this service. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of May 28, 2017, $24.6 million of our total accounts payable is payable to suppliers who utilize this third-party service.

22. QUARTERLY FINANCIAL DATA (Unaudited)

	2017				2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,895.6	$2,088.4	$1,981.2	$1,861.7	$2,053.0	$2,358.8	$2,199.3	$2,053.0
Gross profit	544.6	647.5	621.0	529.0	561.3	668.0	619.8	580.1
Income (loss) from continuing operations, net of tax	98.6	114.3	179.5	153.6	93.6	80.1	71.4	(116.6)
Income (loss) from discontinued operations, net of tax	91.4	11.6	0.7	(1.7)	(1,246.0)	79.2	134.9	237.5
Net income (loss) attributable to Conagra Brands, Inc.	186.2	122.1	179.7	151.3	(1,154.1)	154.9	204.6	117.6
Earnings per share (1):
Basic earnings per share:
Net income (loss) attributable to Conagra Brands, Inc. common stockholders	$0.42	$0.28	$0.42	$0.36	$(2.68)	$0.36	$0.46	$0.27
Diluted earnings per share:
Net income (loss) attributable to Conagra Brands, Inc. common stockholders	$0.42	$0.28	$0.41	$0.36	$(2.65)	$0.35	$0.46	$0.27
Dividends declared per common share (3)	$0.25	$0.25	$0.20	$0.20	$0.25	$0.25	$0.25	$0.25
Share price (2):
High	$48.39	$48.68	$41.16	$41.50	$45.49	$42.75	$42.70	$46.43
Low	45.70	34.30	36.47	37.29	37.42	38.84	38.70	42.06

(1)
Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree with the total year.

(2)	Historical market prices do not reflect any adjustment for the impact of the Lamb Weston Spinoff.

(3)	Per share dividend declared in the third quarter and fourth quarter of fiscal 2017 includes impact of the Lamb Weston Spinoff.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Conagra Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Conagra Brands, Inc. and subsidiaries (the Company) as of May 28, 2017 and May 29, 2016, and the related consolidated statements of operations, comprehensive income (loss), common stockholders’ equity, and cash flows for each of the fiscal years in the three‑year period ended May 28, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Conagra Brands, Inc. and subsidiaries as of May 28, 2017 and May 29, 2016, and the results of their operations and their cash flows for each of the fiscal years in the three‑year period ended May 28, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 28, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 21, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Omaha, Nebraska
July 21, 2017

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of May 28, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective.
Internal Control Over Financial Reporting
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated any change in the Company's internal control over financial reporting that occurred during the quarter covered by this report and determined that there was no change in the Company's internal control over financial reporting during the fourth quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

Conagra Brands' management is responsible for establishing and maintaining adequate internal control over financial reporting of Conagra Brands (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Conagra Brands' internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Conagra Brands' internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Conagra Brands; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of Conagra Brands are being made only in accordance with the authorization of management and directors of Conagra Brands; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Conagra Brands' assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of Conagra Brands' Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of Conagra Brands' internal control over financial reporting as of May 28, 2017. In making this assessment, management used criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management concluded that, as of May 28, 2017, its internal control over financial reporting was effective.

The effectiveness of Conagra Brands' internal control over financial reporting as of May 28, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this annual report on Form 10-K.

/s/ SEAN M. CONNOLLY Sean M. Connolly President and Chief Executive Officer July 21, 2017	/s/ David S. Marberger David S. Marberger Executive Vice President and Chief Financial Officer July 21, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Conagra Brands, Inc.:

We have audited Conagra Brands, Inc.'s (the Company) internal control over financial reporting as of May 28, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Conagra Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 28, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of May 28, 2017 and May 29, 2016, and the related consolidated statements of operations, comprehensive income (loss), common stockholders' equity, and cash flows for each of the fiscal years in the three‑year period ended May 28, 2017, and our report dated July 21, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Omaha, Nebraska
July 21, 2017

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to our Directors will be set forth in the 2017 Proxy Statement under the heading "Voting Item #1—Election of Directors," and the information is incorporated herein by reference.
Information regarding our executive officers is included in Part I of this Form 10-K under the heading "Executive Officers of the Registrant," as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by our directors, executive officers, and holders of more than ten percent of our equity securities will be set forth in the 2017 Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," and the information is incorporated herein by reference.
Information with respect to the Audit / Finance Committee and its financial experts will be set forth in the 2017 Proxy Statement under the heading "Board Committees—Audit / Finance Committee," and the information is incorporated herein by reference.
We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, and Controller. This code of ethics is available on our website at www.conagrabrands.com through the "Investors—Corporate Governance" link. If we make any amendments to this code other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code of conduct to our Chief Executive Officer, Chief Financial Officer, or Controller, we will disclose the nature of the amendment or waiver, its effective date, and to whom it applies on our website at www.conagrabrands.com through the "Investors—Corporate Governance" link.

ITEM 11. EXECUTIVE COMPENSATION
Information with respect to director and executive compensation and our Human Resources Committee will be set forth in the 2017 Proxy Statement under the headings "Non-Employee Director Compensation," "Board Committees—Human Resources Committee," and "Executive Compensation," and the information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners, directors and management will be set forth in the 2017 Proxy Statement under the heading "Information on Stock Ownership," and the information is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information about shares of our common stock that may be issued upon the exercise of options, warrants, and rights under existing equity compensation plans as of our most recent fiscal year-end, May 28, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	9,331,192	$27.13	32,454,565
Equity compensation plans not approved by security holders	—	—	—
Total	9,331,192	$27.13	32,454,565

(1)
Column (a) includes 937,719 shares that could be issued under performance shares outstanding at May 28, 2017. The performance shares are earned and common stock issued if pre-set financial objectives are met. Included are 498,137 shares for the fiscal 2015 through 2017 performance period and one-third of the 2018 performance period, for which the performance has been determined. For the remaining performance periods, actual shares issued may be equal to, less than, or greater than the number of outstanding performance shares included in column (a), depending on actual performance. Column (b) does not take these awards into account because they do not have an exercise price. The number of shares reflected in column (a) with respect to these performance shares for which the performance has not been determined assumes the vesting criteria will be achieved at target levels. Column (c) has not been reduced for the performance shares outstanding. Column (b) also excludes 1,556,450 restricted stock units and 517,893 deferral interests in deferred compensation plans that are included in column (a) but do not have an exercise price. The units vest and are payable in common stock after expiration of the time periods set forth in the related agreements. The interests in the deferred compensation plans are settled in common stock on the schedules selected by the participants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to director independence and certain relationships and related transactions will be set forth in the 2017 Proxy Statement under the headings "Voting Item #1—Election of Directors—Consideration of Director Independence" and "Board Committees—Audit / Finance Committee," and "Board Committees—Human Resources Committee" and the information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to the principal accountant will be set forth in the 2017 Proxy Statement under the heading "Voting Item #2: Ratification of the Appointment of Independent Auditor," and the information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a)    List of documents filed as part of this report:
1.    Financial Statements
All financial statements of the Company as set forth under Item 8 of this Annual Report on Form 10-K.
2.    Financial Statement Schedules

Schedule Number	Description	Page Number
S-II	Valuation and Qualifying Accounts	100
	Report of Independent Registered Public Accounting Firm	99
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements, notes thereto.
3.    Exhibits
All exhibits as set forth on the Exhibit Index, which is incorporated herein by reference.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Conagra Brands, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONAGRA BRANDS, INC.

By:	/s/ SEAN M. CONNOLLY
Sean M. Connolly
President and Chief Executive Officer
July 21, 2017

By:	/s/ DAVID S. MARBERGER
David S. Marberger
Executive Vice President and Chief Financial Officer
July 21, 2017

By:	/s/ ROBERT G. WISE
Robert G. Wise
Senior Vice President and Corporate Controller
July 21, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 21st day of July, 2017.

Sean M. Connolly*	Director
Bradley A. Alford*	Director
Thomas K. Brown*	Director
Stephen G. Butler*	Director
Thomas W. Dickson*	Director
Steven F. Goldstone*	Director
Joie A. Gregor*	Director
Rajive Johri*	Director
Richard H. Lenny*	Director
Ruth Ann Marshall*	Director
Craig P. Omtvedt*	Director
*     David S. Marberger, by signing his name hereto, signs this annual report on Form 10-K on behalf of each person indicated. Powers-of-Attorney authorizing David S. Marberger to sign this annual report on Form 10-K on behalf of each of the indicated Directors of Conagra Brands, Inc. have been filed herewith as Exhibit 24.

By:	/s/ DAVID S. MARBERGER
David S. Marberger
Attorney-In-Fact

Schedule II
CONAGRA BRANDS, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
For the Fiscal Years ended May 28, 2017, May 29, 2016, and May 31, 2015
(Dollars in millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Other		Deductions from Reserves		Balance at Close of Period
Year ended May 28,2017
Allowance for doubtful receivables	$3.2	1.0	—		1.1	(2)	$3.1
Year ended May 29,2016
Allowance for doubtful receivables	$3.0	1.1	(0.1)	(1)	0.8	(2)	$3.2
Year ended May 31, 2015
Allowance for doubtful receivables	$2.2	2.0	(0.1)	(1)	1.1	(2)	$3.0

(1)	Primarily translation incurred during fiscal 2016 and 2015.

(2)	Bad debts charged off and adjustments to previous reserves, less recoveries.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Conagra Brands, Inc.:

Under date of July 21, 2017, we reported on the consolidated balance sheets of Conagra Brands, Inc. and subsidiaries (the Company) as of May 28, 2017 and May 29, 2016, and the related consolidated statements of operations, comprehensive income (loss), common stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended May 28, 2017, which are included in the Annual Report on Form 10-K of Conagra Brands, Inc. for the fiscal year ended May 28, 2017. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in the Index at Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.
In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/    KPMG LLP
Omaha, Nebraska
July 21, 2017

EXHIBIT INDEX
All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by Conagra Brands, Inc. (file number 001-07275), unless otherwise noted.

EXHIBIT	DESCRIPTION

*2.2
Master Agreement, dated as of March 4, 2013, by and among Conagra Brands, Inc. (formerly ConAgra Foods, Inc.), Cargill, Incorporated, CHS Inc., and HM Luxembourg S.A R.L., incorporated herein by reference to Exhibit 2.2 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 26, 2013

*2.2.1
Amendment No. 1 to Master Agreement, dated April 30, 2013, by and among Conagra Brands, Inc. (formerly ConAgra Foods, Inc.), Cargill, Incorporated, CHS Inc., and HM Luxembourg S.A R.L., incorporated herein by reference to Exhibit 2.2.1 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 26, 2013

*2.2.2
Acknowledgment and Amendment No. 2 to Master Agreement, dated May 31, 2013, by and among Conagra Brands, Inc. (formerly ConAgra Foods, Inc.), Cargill, Incorporated, CHS Inc., and HM Luxembourg S.A R.L., incorporated herein by reference to Exhibit 2.2.2 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 26, 2013

*2.2.3
Acknowledgment and Amendment No. 3 to Master Agreement, dated as of July 24, 2013, by and among Conagra Brands, Inc. (formerly ConAgra Foods, Inc.), Cargill, Incorporated, and CHS Inc., incorporated herein by reference to Exhibit 2.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 23, 2014

*2.2.4
Acknowledgment and Amendment No. 4 to Master Agreement, dated as of March 27, 2014, by and among Conagra Brands, Inc. (formerly ConAgra Foods, Inc.), Cargill, Incorporated, and CHS Inc., incorporated herein by reference to Exhibit 2.2.4 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 25, 2014

*2.2.5
Acknowledgment and Amendment No. 5 to Master Agreement, dated as of May 25, 2014, by and among Conagra Brands, Inc. (formerly ConAgra Foods, Inc.), Cargill, Incorporated, and CHS Inc., incorporated herein by reference to Exhibit 2.2.5 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 25, 2014

*2.3
Stock Purchase Agreement, dated as of November 1, 2015, between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and TreeHouse Foods, Inc., incorporated herein by reference to Exhibit 2.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on November 2, 2015

*2.3.1	First Amendment to Stock Purchase Agreement, dated as of January 29, 2016, by and between Bay Valley Foods LLC (as successor in interest to TreeHouse Foods, Inc.) and Conagra Brands, Inc.

2.3.2
Second Amendment to Stock Purchase Agreement, dated as of February 14, 2017, by and between Bay Valley Foods LLC and Conagra Brands, Inc., incorporated herein by reference to Exhibit 2.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 26, 2017

*2.4
Separation and Distribution Agreement, dated as of November 8, 2016, by and between Conagra Brands, Inc. (formerly known as ConAgra Foods, Inc.) and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 2.1 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on November 10, 2016

3.1
Amended and Restated Certificate of Incorporation of Conagra Brands, Inc., incorporated herein by reference to Exhibit 3.1 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on November 10, 2016

3.2	Amended and Restated By-Laws of Conagra Brands, Inc., incorporated herein by reference to Exhibit 3.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on May 23, 2017

4.1
Indenture, dated as of October 8, 1990, between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A. and The Chase Manhattan Bank (National Association)), as trustee, incorporated by reference to Exhibit 4.1 of Conagra Brands’ Registration Statement on Form S-3 (Registration No. 033-36967)

**10.1
ConAgra Foods, Inc. Amended and Restated Non-Qualified CRISP Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended November 23, 2008

**10.1.1
Amendment One dated November 29, 2010 to the ConAgra Foods, Inc. Amended and Restated Non-Qualified CRISP Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 27, 2011

**10.2
ConAgra Foods, Inc. Non-Qualified Pension Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended November 23, 2008

**10.2.1
Amendment One dated December 3, 2009 to ConAgra Foods, Inc. Nonqualified Pension Plan, incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 28, 2010

**10.2.2
Amendment Two dated November 29, 2010 to the ConAgra Foods, Inc. Non-Qualified Pension Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 27, 2011

**10.2.3
Amendment Three to ConAgra Foods, Inc. Nonqualified Pension Plan (January 1, 2009 Restatement), dated December 22, 2016, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 26, 2017

**10.3
ConAgra Foods, Inc. Directors’ Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.4 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended November 23, 2008

**10.3.1
Amendment One dated December 10, 2010 to ConAgra Foods, Inc. Directors’ Deferred Compensation Plan (September, 2009 Restatement), incorporated herein by reference to Exhibit 10.4 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 27, 2011

**10.4
ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.3 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended November 23, 2008

**10.4.1
Amendment One dated December 3, 2009 to the ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 28, 2010

**10.4.2
Amendment Two dated November 29, 2010 to ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.3 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 27, 2011

**10.4.3
Amendment Three dated March 6, 2013 to ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 24, 2013

**10.4.4
Amendment Four dated May 21, 2013 to ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.4.4 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 26, 2013

**10.4.5
Amendment Five dated December 9, 2013 to ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 23, 2014

**10.4.6
Amendment Six to ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), dated December 22, 2016, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 26, 2017

**10.5	ConAgra Foods 2006 Stock Plan, incorporated herein by reference to Exhibit 10.10 of ConAgra Brands' annual report on Form 10-K for the fiscal year ended May 28, 2006

**10.5.1
Form of Stock Option Agreement for Non-Employee Directors (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on October 3, 2006

**10.5.2
Form of Stock Option Agreement for Employees (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.25 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended November 26, 2006

**10.5.3
Form of Restricted Stock Award Agreement (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.26 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended November 26, 2006

**10.5.4
Form of Restricted Stock Unit Agreement (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.27 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended November 26, 2006

**10.5.4.1
Amendment One to Restricted Stock Unit Agreement (ConAgra Foods 2006 Stock Plan) (Pre-July 2007), incorporated herein by reference to Exhibit 10.12 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended November 23, 2008

**10.5.5
Form of Restricted Stock Unit Agreement (ConAgra Foods 2006 Stock Plan) (Post-July 2007), incorporated herein by reference to Exhibit 10.13 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended November 23, 2008

**10.6	ConAgra Foods 2009 Stock Plan, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on September 28, 2009

**10.6.1
Form of Stock Option Agreement (ConAgra Foods 2009 Stock Plan) for Non-Employee Directors under the ConAgra Foods 2009 Stock Plan, incorporated herein by reference to Exhibit 10.5 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended August 30, 2009

**10.6.2
Form of Stock Option Agreement (ConAgra Foods 2009 Stock Plan) for Employees, incorporated herein by reference to Exhibit 10.4 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended August 30, 2009

**10.6.3
Form of Stock Option Agreement (ConAgra Foods 2009 Stock Plan) for certain named executive officers, incorporated herein by reference to Exhibit 10.6 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended August 30, 2009

**10.6.4
Form of Restricted Stock Unit Agreement (ConAgra Foods 2009 Stock Plan), incorporated herein by reference to Exhibit 10.3 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended August 30, 2009

**10.6.4.1
Form of Restricted Stock Unit Agreement (ConAgra Foods 2009 Stock Plan) (Choice Program), incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended August 29, 2010

**10.6.4.2
Form of Restricted Stock Unit Agreement (ConAgra Foods 2009 Stock Plan) (Choice Program-post November 2010), incorporated herein by reference to Exhibit 10.5 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 27, 2011

**10.6.5
Form of Restricted Stock Unit Agreement for stock settled RSUs (ConAgra Foods 2009 Stock Plan post July 2012), incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended August 26, 2012

**10.6.6
Form of Restricted Stock Unit Agreement (ConAgra Foods 2009 Stock Plan) (Ralcorp Transaction), incorporated herein by reference to Exhibit 10.10.6 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 26, 2013

**10.6.7
Form of Restricted Stock Unit Agreement for Non-Employee Directors (ConAgra Foods 2009 Stock Plan), incorporated herein by reference to Exhibit 10.6 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 27, 2011

**10.6.8
Form of Restricted Stock Unit Agreement for Non-Employee Directors (ConAgra Foods 2009 Stock Plan) (post July 2012), incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended August 26, 2012

**10.7	ConAgra Foods, Inc. 2014 Stock Plan, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on September 22, 2014

**10.7.1
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the ConAgra Foods, Inc. 2014 Stock Plan, incorporated herein by reference to Exhibit 10.10.1 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 31, 2015

**10.7.2
Form of Restricted Stock Unit Agreement (Cash-Settled) under the ConAgra Foods, Inc. 2014 Stock Plan (Pre-July 2017), incorporated herein by reference to Exhibit 10.10.2 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 31, 2015

**10.7.3
Form of Restricted Stock Unit Agreement (Cash-Settled) under the ConAgra Foods, Inc. 2014 Stock Plan (Pre-July 2017), incorporated herein by reference to Exhibit 10.10.2 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 31, 2015

**10.7.4
Form on Nonqualified Stock Option Agreement for Employees under the ConAgra Foods, Inc. 2014 Stock Plan, incorporated herein by reference to Exhibit 10.10.4 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 31, 2015

**10.7.5
Form of Retention Restricted Stock Unit Agreement (Stock Settled) under the ConAgra Foods, Inc. 2014 Stock Plan, incorporated herein by reference to Exhibit 10.3 of Conagra Brands’ Quarterly Report on Form 10-Q for quarter ended August 30, 2015

**10.8	ConAgra Foods Executive Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on September 28, 2009

**10.9	ConAgra Foods, Inc. 2014 Executive Incentive Plan incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on September 22, 2014

**10.10
ConAgra Foods, Inc. 2008 Performance Share Plan, effective July 16, 2008, incorporated herein by reference to Exhibit 10.3 of Conagra Brands’ Quarterly Report on Form 10-Q for quarter ended August 24, 2008

**10.11
CEO Performance Share Plan for Transitional Awards, effective February 12, 2015, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on February 12, 2015

**10.12	CSCO Performance Share Plan for Transitional Awards, effective September 24, 2015

**10.13
Amendment to Certain Equity Awards and Agreements Pursuant to the ConAgra Foods Inc. 2015 Voluntary Retirement Program and 2015 SG&A Reduction Program, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended November 29, 2015

**10.14
ConAgra Foods, Inc. Deferred Compensation Plan Requirements dated December 10, 2010, incorporated herein by reference to Exhibit 10.7 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 27, 2011

**10.15
Form of Amended and Restated Change of Control Agreement between ConAgra Foods and its executives (pre September 2011), incorporated herein by reference to Exhibit 10.14 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended November 23, 2008

**10.16
Form of Change of Control Agreement between ConAgra Foods and its executives (post September 2011), as amended and restated on February 18, 2015, incorporated herein by reference to Exhibit 10.16.1 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 31, 2015

**10.17
Change of Control Agreement, dated as of February 12, 2015, between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and Sean Connolly, incorporated herein by reference to Exhibit 10.3 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on February 12, 2015

**10.18
Employment Agreement, dated as of February 12, 2015, between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and Sean Connolly, incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on February 12, 2015

**10.18.1
Amendment to Employment Agreement dated December 31, 2015, effective January 1, 2016, by and between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and Sean Connolly, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 28, 2016

**10.19
Form of Executive Time Sharing Agreement, as adopted on February 18, 2015, incorporated herein by reference to Exhibit 10.17 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 31, 2015

**10.20
Letter Agreement, by and between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and David Marberger, dated as of July 13, 2016, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the Quarter Ended August 28, 2016

**10.21
Transition and Non-Competition Agreement, dated August 29, 2016, by and between Conagra Brands, Inc. and John F. Gehring, incorporated herein by reference to Exhibit 10.1 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on September 2, 2016

**10.21.1
Interim Position and Non-Compete Agreement, dated as of September 28, 2016, by and between Conagra Brands, Inc. and John Gehring, incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Quarterly Report on Form 10-Q for the Quarter Ended November 27, 2016

**10.22	Letter Agreement, dated September 10, 2015, by and between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and David Biegger

**10.23
Separation Agreement with Albert Bolles, Ph.D., dated August 11, 2015, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on August 14, 2015

10.24
Revolving Credit Agreement, dated as of February 16, 2017, among Conagra Brands, Inc., Bank of America N.A., as administrative agent and a lender, JPMorgan Chase Bank, N.A. as syndication agent and a lender, and other financial institutions party thereto, incorporated herein by reference to Exhibit 10.1 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on February 17, 2017

10.25
Letter Agreement, entered into as of January 15, 2016, between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and Bank of America, N.A., as lender, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on January 20, 2016

10.26
Letter Agreement, entered into as of January 15, 2016, between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and Goldman Sachs Bank USA, as lender, incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on January 20, 2016

10.27
Letter Agreement, entered into as of January 15, 2016, between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and Wells Fargo Bank, National Association, as lender, incorporated herein by reference to Exhibit 10.3 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on January 20, 2016

10.28
Cooperation Agreement, dated as of July 8, 2015, between JANA Partners LLC and Conagra Brands, Inc. (formerly ConAgra Foods, Inc.), incorporated herein by reference to Exhibit 99.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on July 8, 2015

10.28.1
Amended and Restated Cooperation Agreement, dated as of May 27, 2016, between JANA Partners LLC and Conagra Brands, Inc., incorporated herein by reference to Exhibit 99.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on May 31, 2016

10.28.2
Letter Agreement, dated May 10, 2017, between JANA Partners LLC and Conagra Brands, Inc. incorporated herein by reference to Exhibit 99.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on May 15, 2017

10.29
Tax Matters Agreement, dated as of November 8, 2016, by and between Conagra Brands, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 10.1 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on November 10, 2016

**10.30
Employee Matters Agreement, dated as of November 8, 2016, by and between Conagra Brands, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 10.2 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on November 10, 2016

10.31
Transition Services Agreement, dated as of November 8, 2016, by and between Conagra Brands, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 10.3 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on November 10, 2016

10.32
Trademark License Agreement, dated as of November 8, 2016, by and between ConAgra Foods RDM, Inc. and ConAgra Foods Lamb Weston, Inc., incorporated herein by reference to Exhibit 10.4 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on November 10, 2016

10.32.1	First Amendment to Trademark License Agreement, dated March 20, 2017, by and between ConAgra Foods RDM, Inc. and Lamb Weston, Inc. (formerly known as ConAgra Foods Lamb Weston, Inc.)

12	Statement regarding computation of ratio of earnings to fixed charges

21	Subsidiaries of Conagra Brands, Inc.

23	Consent of KPMG LLP

24	Powers of Attorney

31.1	Section 302 Certificate

31.2	Section 302 Certificate

32.1	Section 906 Certificates

101
The following materials from Conagra Brands' Annual Report on Form 10-K for the year ended May 28, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Common Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

* Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Conagra Brands agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.

** Management contract or compensatory plan.

Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to Conagra Brands' long-term debt are not filed with this Form 10-K. Conagra Brands will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.