Form 10-Q
period 2017-08-27
CONAGRA BRANDS INC.
filed 2017-10-03
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 27, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

Commission File Number: 1-7275
______________________________________________________
CONAGRA BRANDS, INC.
(Exact name of registrant as specified in its charter)
______________________________________________________

Delaware	47-0248710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Merchandise Mart Plaza, Suite 1300 Chicago, Illinois	60654
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer  ☒ Accelerated filer  ☐ Non-accelerated filer    ☐  (Do not check if a smaller reporting company)
Smaller reporting company   ☐ Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of issuer’s common stock, as of August 27, 2017, was 408,498,132.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Conagra Brands, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions except per share amounts)
(unaudited)

	Thirteen weeks ended
	August 27, 2017	August 28, 2016
Net sales	$1,804.2	$1,895.6
Costs and expenses:
Cost of goods sold	1,285.2	1,351.0
Selling, general and administrative expenses	239.0	231.7
Interest expense, net	36.4	58.2
Income from continuing operations before income taxes and equity method investment earnings	243.6	254.7
Income tax expense	120.0	169.2
Equity method investment earnings	30.0	13.1
Income from continuing operations	153.6	98.6
Income (loss) from discontinued operations, net of tax	(0.3)	91.4
Net income	$153.3	$190.0
Less: Net income attributable to noncontrolling interests	0.8	3.8
Net income attributable to Conagra Brands, Inc.	$152.5	$186.2
Earnings per share — basic
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$0.37	$0.22
Income from discontinued operations attributable to Conagra Brands, Inc. common stockholders	—	0.20
Net income attributable to Conagra Brands, Inc. common stockholders	$0.37	$0.42
Earnings per share — diluted
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$0.36	$0.22
Income from discontinued operations attributable to Conagra Brands, Inc. common stockholders	—	0.20
Net income attributable to Conagra Brands, Inc. common stockholders	$0.36	$0.42
Cash dividends declared per common share	$0.2125	$0.25
See notes to the condensed consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Thirteen weeks ended
	August 27, 2017			August 28, 2016
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income	$273.4	$(120.1)	$153.3	$408.0	$(218.0)	$190.0
Other comprehensive income:
Unrealized derivative adjustments	—	—	—	(8.0)	3.1	(4.9)
Unrealized gains on available-for-sale securities	0.3	(0.1)	0.2	0.2	(0.1)	0.1
Unrealized currency translation gains (losses)	32.6	(0.1)	32.5	(11.9)	0.2	(11.7)
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	0.1	—	0.1	(2.1)	0.1	(2.0)
Reclassification for pension and post-employment benefit obligations included in net income	(0.1)	—	(0.1)	(0.9)	0.3	(0.6)
Comprehensive income	306.3	(120.3)	186.0	385.3	(214.4)	170.9
Comprehensive income attributable to noncontrolling interests	2.0	(0.2)	1.8	3.8	(0.1)	3.7
Comprehensive income attributable to Conagra Brands, Inc.	$304.3	$(120.1)	$184.2	$381.5	$(214.3)	$167.2

See notes to the condensed consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions except share data)
(unaudited)

	August 27, 2017	May 28, 2017
ASSETS
Current assets
Cash and cash equivalents	$251.4	$251.4
Receivables, less allowance for doubtful accounts of $3.2 and $3.1	577.1	563.4
Inventories	1,068.8	934.2
Prepaid expenses and other current assets	188.5	228.7
Current assets held for sale	39.2	35.5
Total current assets	2,125.0	2,013.2
Property, plant and equipment	4,198.2	4,261.9
Less accumulated depreciation	(2,550.9)	(2,606.9)
Property, plant and equipment, net	1,647.3	1,655.0
Goodwill	4,301.7	4,301.1
Brands, trademarks and other intangibles, net	1,223.6	1,229.3
Other assets	827.5	790.6
Noncurrent assets held for sale	100.5	107.1
	$10,225.6	$10,096.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$323.5	$28.2
Current installments of long-term debt	198.7	199.0
Accounts payable	845.7	773.1
Accrued payroll	95.5	167.6
Other accrued liabilities	590.2	552.6
Total current liabilities	2,053.6	1,720.5
Senior long-term debt, excluding current installments	2,571.1	2,573.3
Subordinated debt	195.9	195.9
Other noncurrent liabilities	1,522.4	1,528.8
Total liabilities	6,343.0	6,018.5
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,907,172	2,839.7	2,839.7
Additional paid-in capital	1,159.9	1,171.9
Retained earnings	4,312.6	4,247.0
Accumulated other comprehensive loss	(181.2)	(212.9)
Less treasury stock, at cost, 159,409,040 and 151,387,209 common shares	(4,337.2)	(4,054.9)
Total Conagra Brands, Inc. common stockholders' equity	3,793.8	3,990.8
Noncontrolling interests	88.8	87.0
Total stockholders' equity	3,882.6	4,077.8
	$10,225.6	$10,096.3
See notes to the condensed consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Thirteen Weeks Ended
	August 27, 2017	August 28, 2016
Cash flows from operating activities:
Net income	$153.3	$190.0
Income (loss) from discontinued operations	(0.3)	91.4
Income from continuing operations	153.6	98.6
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	64.7	67.2
Asset impairment charges	6.0	164.1
Gain on divestitures	—	(198.2)
Earnings of affiliates in excess of distributions	(30.0)	(6.9)
Stock-settled share-based payments expense	8.2	7.5
Contributions to pension plans	(3.8)	(3.0)
Pension benefit	(12.6)	(10.4)
Other items	5.5	11.7
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Receivables	(13.7)	14.8
Inventories	(138.4)	(83.3)
Deferred income taxes and income taxes payable, net	132.1	215.3
Prepaid expenses and other current assets	(6.5)	(4.8)
Accounts payable	67.8	56.5
Accrued payroll	(72.1)	(121.2)
Other accrued liabilities	(19.3)	0.4
Net cash flows from operating activities — continuing operations	141.5	208.3
Net cash flows from operating activities — discontinued operations	(5.5)	117.6
Net cash flows from operating activities	136.0	325.9
Cash flows from investing activities:
Additions to property, plant and equipment	(42.6)	(58.1)
Sale of property, plant and equipment	4.0	2.0
Proceeds from divestitures	—	486.3
Net cash flows from investing activities — continuing operations	(38.6)	430.2
Net cash flows from investing activities — discontinued operations	—	(58.3)
Net cash flows from investing activities	(38.6)	371.9
Cash flows from financing activities:
Net short-term borrowings	295.3	(3.3)
Repayment of long-term debt	(2.3)	(553.9)
Payment of intangible asset financing arrangement	(14.4)	(14.9)
Repurchase of Conagra Brands, Inc. common shares	(300.0)	(85.6)
Cash dividends paid	(83.3)	(109.5)
Exercise of stock options and issuance of other stock awards, including tax withholdings	(2.4)	32.6
Net cash flows from financing activities — continuing operations	(107.1)	(734.6)
Net cash flows from financing activities — discontinued operations	—	(3.1)
Net cash flows from financing activities	(107.1)	(737.7)
Effect of exchange rate changes on cash and cash equivalents	9.7	—
Net change in cash and cash equivalents	—	(39.9)
Add: Cash balance included in assets held for sale and discontinued operations at beginning of period	—	36.4
Less: Cash balance included in assets held for sale and discontinued operations at end of period	—	72.4
Cash and cash equivalents at beginning of period	251.4	798.1
Cash and cash equivalents at end of period	$251.4	$722.2
See notes to the condensed consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks Ended August 27, 2017 and August 28, 2016
(columnar dollars in millions except per share amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. The adjustments are of a normal recurring nature, except as otherwise noted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Conagra Brands, Inc. (formerly ConAgra Foods, Inc., the "Company", "we", "us", or "our") Annual Report on Form 10-K for the fiscal year ended May 28, 2017.
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

On November 9, 2016, the Company completed the spinoff of Lamb Weston Holdings, Inc. ("Lamb Weston") through a distribution of 100% of the Company's interest in Lamb Weston to holders of shares of the Company's common stock as of November 1, 2016 (the "Spinoff"). In accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), the results of operations of the Lamb Weston operations are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented (see Note 3 for additional discussion).
Comprehensive Income — Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and changes in prior service cost and net actuarial gains (losses) from pension (for amounts not in excess of the 10% corridor) and post-retirement health care plans. On foreign investments we deem to be essentially permanent in nature, we do not provide for taxes on currency translation adjustments arising from converting an investment denominated in foreign currency to U.S. dollars. When we determine that a foreign investment, as well as undistributed earnings, are no longer permanent in nature, estimated taxes will be provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments.
The following table details the accumulated balances for each component of other comprehensive income (loss), net of tax:

	August 27, 2017	May 28, 2017
Currency translation losses, net of reclassification adjustments	$(67.1)	$(98.6)
Derivative adjustments, net of reclassification adjustments	(1.1)	(1.1)
Unrealized losses on available-for-sale securities	(0.1)	(0.3)
Pension and post-employment benefit obligations, net of reclassification adjustments	(112.9)	(112.9)
Accumulated other comprehensive loss	$(181.2)	$(212.9)

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) into operations:

	Thirteen weeks ended		Affected Line Item in the Condensed Consolidated Statement of Earnings[1]
	August 27, 2017	August 28, 2016
Pension and postretirement liabilities:
Net prior service benefit	$(0.1)	$(0.9)	Selling, general and administrative expenses
	(0.1)	(0.9)	Total before tax
	—	0.3	Income tax expense
	$(0.1)	$(0.6)	Net of tax
1 Amounts in parentheses indicate income recognized in the Condensed Consolidated Statements of Earnings.

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
Accounting Changes — In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We adopted this ASU prospectively in fiscal 2018. The adoption of this guidance did not have a material impact to our financial statements.
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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The effective date for this standard is for fiscal years beginning after December 31, 2017. Early adoption is not permitted except for certain provisions. We do not expect ASU 2016-01 to have a material impact to our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, Topic 842, which requires lessees to reflect most leases on their balance sheet as assets and obligations. The effective date for the standard is for fiscal years beginning after December 15, 2018. Early adoption is permitted. We are evaluating the effect that this standard will have on our consolidated financial statements and related disclosures. The standard is to be applied under the modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The effective date for the standard is for fiscal years beginning after December 15, 2017. Early adoption is permitted. We do not expect ASU 2016-15 to have a material impact to our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, which provides amendments to current guidance to address the classifications and presentation of changes in restricted cash in the statement of cash flows. The effective date for the standard is for fiscal years beginning after December 15, 2017. Early adoption is permitted. We do not expect ASU 2016-18 to have a material impact to our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The effective date for the standard is for fiscal years beginning after December 15, 2017. Early adoption is permitted. We do not expect ASU 2017-01 to have a material impact to our consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The amendments in this update better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The effective date for the standard is for fiscal years beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of this standard on our consolidated financial statements.

2. ACQUISITIONS
In April 2017, we acquired protein-based snacking businesses Thanasi Foods LLC, maker of Duke's® meat snacks, and BIGS LLC, maker of BIGS® seeds, for $217.6 million in cash, net of cash acquired. Approximately $133.4 million has been classified as goodwill of which $70.9 million is deductible for income tax purposes. Approximately $81.2 million of the purchase price has been allocated to other intangible assets. These businesses are included in the Grocery & Snacks segment.
In September 2016, we acquired the operating assets of Frontera Foods, Inc. and Red Fork LLC, including the Frontera®, Red Fork®, and Salpica® brands. These businesses make authentic, gourmet Mexican food products and contemporary American cooking sauces. We acquired the businesses for $108.1 million in cash, net of cash acquired. Approximately $39.5 million has been classified as goodwill and $66.7 million has been classified as other intangible assets. The amount allocated to goodwill is deductible for tax purposes. These businesses are reflected principally within the Grocery & Snacks segment, and to a lesser extent within the Refrigerated & Frozen and International segments.
These acquisitions collectively contributed $31.0 million to net sales during the first quarter of fiscal 2018.
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
Subsequent to the end of the first quarter of fiscal 2018, we entered into a definitive agreement to acquire Angie's Artisan Treats, LLC, maker of Angie's® BOOMCHICKAPOP® ready-to-eat popcorn, for a cash purchase price of $250 million, net of cash acquired and subject to working capital adjustments. The business will be primarily included in the Grocery & Snacks segment. The transaction is expected to close by the end of the calendar year, subject to customary closing conditions, including the receipt of any applicable regulatory approvals.

3. DISCONTINUED OPERATIONS AND OTHER DIVESTITURES
Lamb Weston Spinoff
On November 9, 2016, we completed the Spinoff of our Lamb Weston business. As of such date, we did not beneficially own any equity interest in Lamb Weston and no longer consolidated Lamb Weston into our financial results. The business results were previously reported in the Commercial segment. We reflected the results of this business as discontinued operations for all periods presented.
The summary comparative financial results of the Lamb Weston business through the date of the Spinoff, included within discontinued operations, were as follows:

	Thirteen Weeks Ended
	August 27, 2017	August 28, 2016
Net sales	$—	$771.9
Income (loss) from discontinued operations before income taxes and equity method investment earnings	$(0.3)	$128.8
Income (loss) before income taxes and equity method investment earnings	(0.3)	128.8
Income tax expense (benefit)	(0.1)	49.5
Equity method investment earnings	—	10.6
Income (loss) from discontinued operations, net of tax	(0.2)	89.9
Less: Net income attributable to noncontrolling interests	—	3.6
Net income (loss) from discontinued operations attributable to Conagra Brands, Inc.	$(0.2)	$86.3
For the first quarter of fiscal 2017, we incurred $9.8 million of expenses in connection with the Spinoff primarily related to professional fees and contract services associated with preparation of regulatory filings and separation activities. These expenses are reflected in income from discontinued operations.
In connection with the Spinoff, total assets of $2.28 billion and total liabilities of $2.98 billion (including debt of $2.46 billion) were transferred to Lamb Weston. As part of the consideration for the Spinoff, the Company received a cash payment from Lamb Weston in the amount of $823.5 million. See Note 5 for discussion of the debt-for-debt exchange related to the Spinoff.
We entered into a transition services agreement in connection with the Lamb Weston Spinoff and recognized $1.3 million of income for the performance of services during the first quarter of fiscal 2018, classified within selling, general and administrative expenses.
Private Brands Operations
On February 1, 2016, pursuant to the Stock Purchase Agreement, dated as of November 1, 2015, we completed the disposition of our Private Brands operations to TreeHouse Foods, Inc. for $2.6 billion in cash on a debt-free basis. Included within discontinued operations for the first quarter of fiscal 2018 was an after-tax loss of $0.1 million ($0.1 million pre-tax gain) related to the Private Brands operations. The first quarter of fiscal 2017 included after-tax income of $1.5 million ($0.8 million pre-tax).
We entered into a transition services agreement with TreeHouse Foods, Inc. and recognized $1.7 million and $6.1 million of income for the performance of services during the first quarter of fiscal 2018 and 2017, respectively, classified within selling, general and administrative expenses.
Other Divestitures
During the fourth quarter of fiscal 2017, we announced the agreement to sell our Wesson® oil business, which is part of our Grocery & Snacks segment, to The J.M. Smucker Company ("Smucker"). The transaction is subject to certain customary closing conditions, including the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act"). On August 28, 2017, Smucker and the Company each received a request for additional information under the HSR Act (a "second request") from the U.S. Federal Trade Commission ("FTC") in connection with the FTC's review of the transaction. Issuance of the second request extends the waiting period under the HSR Act until 30 days after both the Company and Smucker have substantially complied with the request, unless the waiting period is terminated earlier by the FTC. The agreement for the sale of the Wesson oil business provides that, unless otherwise agreed upon by the Company and Smucker, if the closing of the transaction has not occurred on or prior to March 31, 2018 because HSR approval has not been received as of such date, then either party may terminate the agreement. The parties are cooperating fully with the FTC as it conducts its review of the transaction. We expect to realize net proceeds of approximately $285 million from the sale. The assets of this business have been reclassified as assets held for sale within our Condensed Consolidated Balance Sheets for all periods presented.

The assets classified as held for sale reflected in our Condensed Consolidated Balance Sheets related to the Wesson® oil business were as follows:

	August 27, 2017	May 28, 2017
Current assets	$39.2	$35.5
Noncurrent assets (including goodwill of $74.5 million)	95.5	95.5
During the first quarter of fiscal 2017, we completed the sales of our Spicetec Flavors & Seasonings business ("Spicetec") and our JM Swank business, each of which was part of our Commercial segment, for $327.0 million and $159.3 million, respectively, in cash, net of cash included in the dispositions. We received an additional $2.7 million in the third quarter of fiscal 2017 related to working capital adjustments. We recognized pre-tax gains from the sales of $145.0 million and $53.2 million, respectively, in the first quarter of fiscal 2017.
In addition, we are actively marketing certain other long-lived assets. These assets have been reclassified as assets held for sale within our Condensed Consolidated Balance Sheets for all periods presented. The balance of these noncurrent assets classified as held for sale was $5.0 million and $11.6 million within our Corporate segment at August 27, 2017 and May 28, 2017, respectively.

4. RESTRUCTURING ACTIVITIES
Supply Chain and Administrative Efficiency Plan
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
Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions initiated through the end of the first quarter of fiscal 2018, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of August 27, 2017, our Board of Directors has approved the incurrence of up to $900.9 million of expenses in connection with the SCAE Plan, including expenses allocated for the Private Brands and Lamb Weston operations. We have incurred or expect to incur approximately $450.1 million of charges ($303.3 million of cash charges and $146.8 million of non-cash charges) for actions identified to date under the SCAE Plan related to our continuing operations. In the first quarter of fiscal 2018 and 2017, we recognized charges of $11.4 million and $14.1 million, respectively, in relation to the SCAE Plan related to our continuing operations. We expect to incur costs related to the SCAE Plan over a multi-year period.
We anticipate that we will recognize the following pre-tax expenses in association with the SCAE Plan related to our continuing operations (amounts include charges recognized from plan inception through the first quarter of fiscal 2018):

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Corporate	Total
Pension costs	$32.9	$1.5	$—	$—	$—	$34.4
Accelerated depreciation	33.7	18.6	—	—	1.2	53.5
Other cost of goods sold	9.2	2.1	—	—	—	11.3
Total cost of goods sold	75.8	22.2	—	—	1.2	99.2
Severance and related costs, net	26.9	10.3	2.5	7.9	102.1	149.7
Fixed asset impairment (net of gains on disposal)	7.4	6.9	—	—	11.2	25.5
Accelerated depreciation	—	—	—	—	4.4	4.4
Contract/lease cancellation expenses	0.8	0.6	0.6	—	72.6	74.6
Consulting/professional fees	0.9	0.4	0.1	—	52.7	54.1
Other selling, general and administrative expenses	15.0	3.2	—	—	24.4	42.6
Total selling, general and administrative expenses	51.0	21.4	3.2	7.9	267.4	350.9
Consolidated total	$126.8	$43.6	$3.2	$7.9	$268.6	$450.1

During the first quarter of fiscal 2018, we recognized the following pre-tax expenses for the SCAE Plan related to our continuing operations:

	Grocery & Snacks	Corporate	Total
Accelerated depreciation	$1.2	$—	$1.2
Other cost of goods sold	1.1	—	1.1
Total cost of goods sold	2.3	—	2.3
Severance and related costs, net	2.0	—	2.0
Fixed asset impairment (net of gains on disposal)	0.1	4.4	4.5
Accelerated depreciation	—	0.6	0.6
Consulting/professional fees	—	0.2	0.2
Other selling, general and administrative expenses	1.8	—	1.8
Total selling, general and administrative expenses	3.9	5.2	9.1
Consolidated total	$6.2	$5.2	$11.4
Included in the above table are $4.8 million of charges that have resulted or will result in cash outflows and $6.6 million in non-cash charges.
We recognized the following cumulative (plan inception to August 27, 2017) pre-tax expenses related to the SCAE Plan related to our continuing operations in our Condensed Consolidated Statements of Earnings:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Corporate	Total
Pension costs	$32.9	$1.5	$—	$—	$—	$34.4
Accelerated depreciation	32.2	18.6	—	—	1.2	52.0
Other cost of goods sold	6.1	2.1	—	—	—	8.2
Total cost of goods sold	71.2	22.2	—	—	1.2	94.6
Severance and related costs, net	25.9	10.3	2.5	7.9	101.5	148.1
Fixed asset impairment (net of gains on disposal)	7.4	6.9	—	—	11.2	25.5
Accelerated depreciation	—	—	—	—	3.2	3.2
Contract/lease cancellation expenses	0.8	0.6	0.6	—	71.3	73.3
Consulting/professional fees	0.9	0.4	0.1	—	51.4	52.8
Other selling, general and administrative expenses	13.0	3.2	—	—	20.0	36.2
Total selling, general and administrative expenses	48.0	21.4	3.2	7.9	258.6	339.1
Consolidated total	$119.2	$43.6	$3.2	$7.9	$259.8	$433.7
Included in the above results are $290.3 million of charges that have resulted or will result in cash outflows and $143.4 million in non-cash charges. Not included in the above results are $130.2 million of pre-tax expenses ($84.5 million of cash charges and $45.7 million of non-cash charges) related to the Private Brands operations, which we sold in the third quarter of fiscal 2016, and $2.1 million of pre-tax expenses (all resulting in cash charges) related to Lamb Weston.

Liabilities recorded for the SCAE Plan related to our continuing operations and changes therein for the first quarter of fiscal 2018 were as follows:

	Balance at May 28, 2017	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at August 27, 2017
Pension costs	$31.8	$—	$—	$—	$31.8
Severance and related costs	13.8	2.3	(4.4)	(0.3)	11.4
Consulting/professional fees	0.6	0.2	(0.6)	—	0.2
Contract/lease cancellation	11.6	—	(1.7)	—	9.9
Other costs	1.9	2.7	(3.2)	—	1.4
Total	$59.7	$5.2	$(9.9)	$(0.3)	$54.7

5. LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

At August 27, 2017, we had a revolving credit facility (the "Facility") with a syndicate of financial institutions that provides for a maximum aggregate principal amount outstanding at any one time of $1.25 billion (subject to increase to a maximum aggregate principal amount of $1.75 billion with the consent of the lenders). As of August 27, 2017, we were in compliance with all financial covenants under the Facility.
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
Net interest expense from continuing operations consists of:

	Thirteen weeks ended
	August 27, 2017	August 28, 2016
Long-term debt	$38.1	$60.9
Short-term debt	0.4	0.2
Interest income	(0.9)	(0.7)
Interest capitalized	(1.2)	(2.2)
	$36.4	$58.2

6. VARIABLE INTEREST ENTITIES
Variable Interest Entities Not Consolidated
We have variable interests in certain entities that we have determined to be variable interest entities, but for which we are not the primary beneficiary. We do not consolidate the financial statements of these entities.
We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements with these entities include fixed-price purchase options for the assets being leased. The lease agreements also contain contingent put options (the "lease put options") that allow the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease agreement in place (the "put price") in certain limited circumstances. As a result of substantial impairment charges related to our divested Private Brands operations, these lease put options are exercisable now and remain exercisable until generally 30 days after the end of the respective lease agreements. We are amortizing the difference between the put price and the estimated fair value (without a lease agreement in place) of each respective property over the remaining respective lease term within selling, general and administrative expenses. As of August 27, 2017 and May 28, 2017, the estimated amount by which the put prices exceeded the fair values of the related properties was $51.8 million, of which we had accrued $9.3 million and $8.4 million, respectively. As these buildings are worth considerably more when under lease agreements than when vacant, we may be able to mitigate some, or all, of the financial exposure created by the put options by maintaining active lease agreements and/or by subleasing the buildings to credit worthy tenants. We do not expect to ultimately incur material financial losses as a result of the potential exercise of the lease put options by the lessors. These leases are accounted for as operating leases, and accordingly, there are no material assets or liabilities, other than the accrued portion of the put price, associated with these entities included in the Condensed Consolidated Balance Sheets. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of these entities. In making this determination, we have considered, among other items, the terms of the lease agreements, the expected remaining useful lives of the assets leased, and the capital structure of the lessor entities.

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The change in the carrying amount of goodwill for the first quarter of fiscal 2018 was as follows:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Balance as of May 28, 2017	$2,439.1	$1,037.3	$253.6	$571.1	$4,301.1
Purchase accounting adjustments	(1.4)	—	—	—	(1.4)
Currency translation	—	0.9	1.1	—	2.0
Balance as of August 27, 2017	$2,437.7	$1,038.2	$254.7	$571.1	$4,301.7
Other identifiable intangible assets were as follows:

	August 27, 2017		May 28, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$835.6	$—	$834.1	$—
Amortizing intangible assets	577.3	189.3	575.4	180.2
	$1,412.9	$189.3	$1,409.5	$180.2
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

Amortizing intangible assets, carrying a remaining weighted average life of approximately 14 years, are principally composed of customer relationships, licensing arrangements, and acquired intellectual property. Amortization expense was $8.6 million and $8.4 million for the first quarter of fiscal 2018 and 2017, respectively. Based on amortizing assets recognized in our Condensed Consolidated Balance Sheet as of August 27, 2017, amortization expense is estimated to average $33.4 million for each of the next five years.

8. DERIVATIVE FINANCIAL INSTRUMENTS
Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.
Commodity and commodity index futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of August 27, 2017, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through May 2018.
In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of August 27, 2017, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through May 2018.
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
All derivative instruments are recognized on our balance sheets at fair value (refer to Note 16 for additional information related to fair value measurements). The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with U.S. GAAP, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At May 28, 2017, $0.9 million representing a right to reclaim cash collateral was included in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheet.
Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or an obligation to return cash collateral were reflected in our Condensed Consolidated Balance Sheets as follows:

	August 27, 2017	May 28, 2017
Prepaid expenses and other current assets	$4.1	$2.3
Other accrued liabilities	6.3	1.3

The following table presents our derivative assets and liabilities, at August 27, 2017, on a gross basis, prior to the setoff of $1.3 million to total derivative assets and $1.3 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$5.1	Other accrued liabilities	$1.4
Foreign exchange contracts	Prepaid expenses and other current assets	0.3	Other accrued liabilities	6.1
Other	Prepaid expenses and other current assets	—	Other accrued liabilities	0.1
Total derivatives not designated as hedging instruments		$5.4		$7.6
The following table presents our derivative assets and liabilities at May 28, 2017, on a gross basis, prior to the setoff of $0.5 million to total derivative assets and $1.4 million to total derivative liabilities where legal right of setoff existed:

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
The location and amount of gain (loss) from derivatives not designated as hedging instruments in our Condensed Consolidated Statements of Earnings were as follows:

Derivatives Not Designated as Hedging Instruments	Location in Condensed Consolidated Statement of Earnings of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Condensed Consolidated Statement of Earnings for the Thirteen Weeks Ended
		August 27, 2017	August 28, 2016
Commodity contracts	Cost of goods sold	$0.6	$(0.4)
Foreign exchange contracts	Cost of goods sold	(8.0)	0.1
Foreign exchange contracts	Selling, general and administrative expense	0.3	(1.2)
Total loss from derivative instruments not designated as hedging instruments		$(7.1)	$(1.5)
As of August 27, 2017, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $86.6 million and $66.5 million for purchase and sales contracts, respectively. As of May 28, 2017, our open commodity contracts had a notional value of $76.8 million and $73.4 million for purchase and sales contracts, respectively. The notional amount of our foreign currency forward contracts as of August 27, 2017 and May 28, 2017 was $79.6 million and $81.9 million, respectively.
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
At August 27, 2017, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $0.3 million.

9. SHARE-BASED PAYMENTS
For the first quarter of fiscal 2018 and 2017, we recognized total stock-based compensation expense (including stock options, restricted stock units, cash-settled restricted stock units, and performance shares) of $6.4 million and $14.8 million, respectively. These amounts are inclusive of discontinued operations. Included in the total stock-based compensation expense for the first quarter of fiscal 2018 and 2017 was expense of $0.3 million and income of $0.1 million, respectively, related to stock options granted by a subsidiary in the subsidiary's shares to the subsidiary's employees. For the first quarter of fiscal 2018, we granted 0.8 million restricted stock units at a weighted average grant date price of $34.10 and 0.5 million performance shares at a weighted average grant date price of $33.82.
Performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goal for one-third of the target number of performance shares for the performance period ending in fiscal 2018 (the "2018 performance period") is based upon an overarching earnings per share goal (for certain participants) and, for all participants, our fiscal 2016 earnings before interest, taxes, depreciation, and amortization ("EBITDA") return on capital. Another one-third of the target number of performance shares granted for the 2018 performance period is based on an overarching earnings per share goal (for certain participants) and our fiscal 2017 EBITDA return on capital. The fiscal 2017 EBITDA return on capital target, when set, excluded the results of Lamb Weston. The performance goal for the last one-third of the target number of performance shares granted for the 2018 performance period is based upon our fiscal 2018 diluted earnings per share ("EPS") compound annual growth rate ("CAGR").
The performance goal for one-third of the target number of performance shares for the performance period ending in fiscal 2019 (the "2019 performance period") is based upon an overarching earnings per share goal (for certain participants) and our fiscal 2017 EBITDA return on capital. The fiscal 2017 EBITDA return on capital target, when set, excluded the results of Lamb Weston. The performance goal for the final two-thirds of the target number of performance shares granted for the 2019 performance period is based upon our diluted EPS CAGR, measured over the two-year period ending in fiscal 2019.
The performance goal for the performance period ending in fiscal 2020 is based upon our diluted EPS CAGR, measured over the defined performance period.
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
The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended
	August 27, 2017	August 28, 2016
Net income available to Conagra Brands, Inc. common stockholders:
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$152.8	$98.4
Income (loss) from discontinued operations, net of tax, attributable to Conagra Brands, Inc. common stockholders	(0.3)	87.8
Net income attributable to Conagra Brands, Inc. common stockholders	$152.5	$186.2
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	—	0.5
Net income available to Conagra Brands, Inc. common stockholders	$152.5	$185.7
Weighted average shares outstanding:
Basic weighted average shares outstanding	415.1	439.0
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	4.1	3.7
Diluted weighted average shares outstanding	419.2	442.7

For the first quarter of fiscal 2018 and 2017, there were 1.3 million and 0.7 million stock options outstanding, respectively, that were excluded from the computation of diluted weighted average shares because the effect was antidilutive.

11. INVENTORIES
The major classes of inventories were as follows:

	August 27, 2017	May 28, 2017
Raw materials and packaging	$203.8	$182.1
Work in process	96.1	91.9
Finished goods	721.2	612.9
Supplies and other	47.7	47.3
Total	$1,068.8	$934.2

12. INCOME TAXES
Income tax expense from continuing operations for the first quarter of fiscal 2018 and 2017 was $120.0 million and $169.2 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) from continuing operations was 43.9% and 63.2% for the first quarter of fiscal 2018 and 2017, respectively.
The effective tax rate in the first quarter of fiscal 2018 reflects additional tax expense related to the planned repatriation of cash from foreign subsidiaries and the tax expense related to undistributed foreign earnings for which the indefinite reinvestment assertion is no longer made.
The effective tax rate in the first quarter of fiscal 2017 reflects the following:

•
an income tax benefit allowed upon the vesting/exercise of employee stock compensation awards by our employees, beyond that which is attributable to the original fair value of the awards upon the date of grant,

•	additional tax expense in the first quarter of fiscal 2017 associated with non-deductible goodwill sold in connection with the dispositions of the Spicetec and JM Swank businesses, and

•	additional tax expense in the first quarter of fiscal 2017 associated with non-deductible goodwill, for which an impairment charge was recognized.
The amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $37.7 million as of August 27, 2017 and $39.3 million as of May 28, 2017. There were no balances included as of either August 27, 2017 or May 28, 2017, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The gross unrecognized tax benefits excluded related liabilities for gross interest and penalties of $5.8 million and $6.0 million as of August 27, 2017 and May 28, 2017, respectively.
The net amount of unrecognized tax benefits at August 27, 2017 and May 28, 2017 that, if recognized, would impact the Company's effective tax rate was $30.7 million and $31.6 million, respectively. Recognition of these tax benefits would have a favorable impact on the Company's effective tax rate.
We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $16.7 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.
As of August 27, 2017 and May 28, 2017, we had a deferred tax asset of $1.09 billion and $1.08 billion, respectively, that was generated from the capital loss realized on the sale of the Private Brands operations with corresponding valuation allowances of $994.3 million and $990.9 million, respectively, to reflect the uncertainty regarding the ultimate realization of the tax asset. During the first quarter of fiscal 2018, the balance of the deferred tax asset was adjusted for the impact of state law changes, realization of certain tax attributes, and the settlement of certain tax indemnity claims under the contract terms of the Private Brands sale.
Historically, we have not provided U.S. deferred taxes on the cumulative undistributed earnings of our foreign subsidiaries. During the first quarter of fiscal 2018, we decided to repatriate certain cash balances currently held in Italy, Canada, Mexico, the Netherlands, and Luxembourg due to the timing of cash flows in connection with certain business acquisition and divestiture activity, as well as forecasted levels of short-term borrowings. We expect to repatriate approximately $154.8 million during the second quarter of fiscal

2018. The planned cash repatriation will result in the repatriation of approximately $115.0 million in previously undistributed earnings of our foreign subsidiaries. As a result of this decision, we have recognized $12.2 million of income tax expense in the first quarter of fiscal 2018.
In conjunction with this planned repatriation, we have determined that additional previously undistributed earnings of foreign subsidiaries no longer meets the requirements for indefinite reinvestment under applicable accounting guidance and, therefore, recognized an additional $11.3 million of income tax expense in the first quarter of fiscal 2018.
An additional $4.3 million of income tax expense was recognized in the first quarter of fiscal 2018, primarily related to a valuation allowance on foreign tax credits generated in prior periods.
We continue to believe the remaining undistributed earnings of our foreign subsidiaries, after taking into account the above transactions, are indefinitely reinvested and therefore have not provided any additional U.S. deferred taxes.

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
The current environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's possible status as a potentially responsible party at approximately 40 Superfund, proposed Superfund, or state-equivalent sites (the "Beatrice sites"). These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. In the past five years, Beatrice has paid or is in the process of paying its liability share at 31 of these sites. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $53.1 million as of August 27, 2017, a majority of which relates to the Superfund and state-equivalent sites referenced above. During the third quarter of fiscal 2017, a final Remedial Investigation/Feasibility Study was submitted for the Wells G&H-Southwest Properties Superfund site, which is one of the Beatrice sites. The U.S. Environmental Protection Agency (the "EPA") has issued a proposed plan for remediation that is currently open for public comment, will issue a Record of Decision for this site shortly, and will subsequently enter into negotiations with potentially responsible parties to determine a final Remedial Design/Remedial Action plan for the site. The accrual for Wells G&H-Southwest Properties Superfund site totaled $1.1 million as of August 27, 2017, which was included in the total accrual for Beatrice-related environmental matters referenced above.
In June 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina. This facility was the primary production facility for our Slim Jim® branded meat snacks. In June 2009, the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives announced its determination that the explosion was the result of an accidental natural gas release and not a deliberate act. During the fourth quarter of fiscal 2011, we settled our property and business interruption claims related to the Garner accident with our insurance providers. During the fourth quarter of fiscal 2011, Jacobs Engineering Group Inc. ("Jacobs"), our engineer and project manager at the site, filed a declaratory judgment action against us seeking indemnity for personal injury claims brought against it as a result of the accident. During the first quarter of fiscal 2012, our motion for summary judgment was granted and the suit was dismissed without prejudice on the basis that the suit was filed prematurely. In the third quarter of fiscal 2014, Jacobs refiled its action seeking indemnity. On March 25, 2016, a Douglas County jury in Nebraska rendered a verdict in favor of Jacobs and against us in the amount of $108.9 million plus post-judgment interest. We filed our Notice of Appeal in September 2016. The appeal will be decided directly by the Nebraska Supreme Court. Although our insurance carriers have provided customary notices of reservation of their rights under the policies of insurance, we expect any ultimate exposure in this case to be limited to the applicable insurance deductible.
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
Lamb Weston is a party to a warehouse services agreement with a third-party warehouse provider through July 2035. Under this agreement, Lamb Weston is required to make payments for warehouse services based on the quantity of goods stored and other service factors. We have guaranteed the warehouse provider that we will make the payments required under the agreement in the event that Lamb Weston fails to perform. Minimum payments of $1.5 million per month are required under this agreement. It is not possible to determine the maximum amount of the payment obligations under this agreement. Upon completion of the Spinoff, we recognized a liability for the estimated fair value of this guarantee. As of August 27, 2017, the amount of this guarantee, recorded in other noncurrent liabilities, was $29.3 million.
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
We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements contain put options exercisable now and remain exercisable until generally 30 days after the end of the respective lease agreements, that allow the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease in place. We have financial exposure with respect to these entities in the event we are required to purchase the leased buildings for a price in excess of the then current fair value under the applicable lease purchase options. We are amortizing the difference between the put price and the estimated fair value (without a lease agreement in place) of each respective property over the remaining respective lease term within selling, general and administrative expenses. As of August 27, 2017 and May 28, 2017, the estimated amount by which the put prices exceeded the fair values of the related properties was $51.8 million, of which we had accrued $9.3 million and $8.4 million, respectively. As these buildings are worth considerably more when under lease agreements than when vacant, we may be able to mitigate some, or all, of the related financial exposure created by the put options by maintaining active lease agreements and/or by subleasing the buildings to credit worthy tenants. We do not expect to ultimately incur material financial losses as a result of the potential exercise of the lease put options by the lessors.
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
Components of pension benefit and other postretirement benefit costs are (includes amounts related to discontinued operations):

	Pension Benefits
	Thirteen Weeks Ended
	August 27, 2017	August 28, 2016
Service cost	$12.7	$16.7
Interest cost	28.2	30.0
Expected return on plan assets	(54.2)	(53.8)
Amortization of prior service cost	0.7	0.6
Benefit cost (benefit) — Company plans	(12.6)	(6.5)
Pension benefit cost — multi-employer plans	1.5	2.3
Total benefit cost (benefit)	$(11.1)	$(4.2)

	Postretirement Benefits
	Thirteen Weeks Ended
	August 27, 2017	August 28, 2016
Service cost	$—	$—
Interest cost	0.9	1.1
Amortization of prior service benefit	(0.8)	(1.7)
Recognized net actuarial loss	—	0.1
Total cost (benefit)	$0.1	$(0.5)
The Company uses a split discount rate (spot-rate approach) for the U.S. plans and certain foreign plans. The spot-rate approach applies separate discount rates for each projected benefit payment in the calculation of pension service and interest cost.
The weighted-average discount rates for service and interest costs under the spot-rate approach used for pension benefit cost in fiscal 2018 were 4.19% and 3.26%, respectively.
During the first quarter of fiscal 2018, we contributed $3.8 million to our pension plans and contributed $3.9 million to our other postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $9.1 million to our pension plans for the remainder of fiscal 2018. We anticipate making further contributions of $14.8 million to our other postretirement plans during the remainder of fiscal 2018. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.

15. STOCKHOLDERS' EQUITY
The following table presents a reconciliation of our stockholders' equity accounts for the thirteen weeks ended August 27, 2017:

	Conagra Brands, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 28, 2017	567.9	$2,839.7	$1,171.9	$4,247.0	$(212.9)	$(4,054.9)	$87.0	$4,077.8
Stock option and incentive plans			(12.0)	0.4		17.7		6.1
Spinoff of Lamb Weston				1.0				1.0
Currency translation adjustment, net					31.5		1.0	32.5
Repurchase of common shares						(300.0)		(300.0)
Unrealized gain on securities					0.2			0.2
Activities of noncontrolling interests							0.8	0.8
Dividends declared on common stock; $0.2125 per share				(88.3)				(88.3)
Net income attributable to Conagra Brands, Inc.				152.5				152.5
Balance at August 27, 2017	567.9	$2,839.7	$1,159.9	$4,312.6	$(181.2)	$(4,337.2)	$88.8	$3,882.6

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
The fair values of our Level 2 derivative instruments were determined using valuation models that use market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities. Derivative assets and liabilities included in Level 2 primarily represent commodity and foreign currency option and forward contracts.
The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 27, 2017:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$3.8	$0.3	$—	$4.1
Available-for-sale securities	3.8	—	—	3.8
Total assets	$7.6	$0.3	$—	$7.9
Liabilities:
Derivative liabilities	$—	$6.3	$—	$6.3
Deferred compensation liabilities	50.5	—	—	50.5
Total liabilities	$50.5	$6.3	$—	$56.8

The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 28, 2017:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$2.0	$0.3	$—	$2.3
Available-for-sale securities	3.5	—	—	3.5
Total assets	$5.5	$0.3	$—	$5.8
Liabilities:
Derivative liabilities	$—	$1.3	$—	$1.3
Deferred compensation liabilities	47.2	—	—	47.2
Total liabilities	$47.2	$1.3	$—	$48.5
Certain assets and liabilities, including long-lived assets, goodwill, asset retirement obligations, and cost and equity investments, are measured at fair value on a nonrecurring basis.
During the first quarter of fiscal 2018, a charge of $4.7 million was recognized in the Corporate segment for the impairment of certain long-lived assets. The impairment was measured based upon the estimated sales price of the assets.
In the first quarter of fiscal 2017, we recognized a goodwill impairment charge of $139.2 million in the International segment. See Note 7 for discussion of the methodology employed to measure this impairment. We also recognized an impairment of an indefinite-lived brand totaling $24.4 million in the International segment during the first quarter of fiscal 2017. The fair value of the brand was estimated using the "Relief From Royalty" method.
The carrying amount of long-term debt (including current installments) was $2.97 billion as of August 27, 2017 and May 28, 2017. Based on current market rates, the fair value of this debt (level 2 liabilities) at August 27, 2017 and May 28, 2017, was estimated at $3.34 billion and $3.32 billion, respectively.

17. BUSINESS SEGMENTS AND RELATED INFORMATION
We reflect our results of operations in five reporting segments: Grocery & Snacks, Refrigerated & Frozen, International, Foodservice, and Commercial.
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

	Thirteen Weeks Ended
	August 27, 2017	August 28, 2016
Net sales
Grocery & Snacks	$745.8	$757.2
Refrigerated & Frozen	615.7	604.6
International	190.9	194.7
Foodservice	251.8	268.0
Commercial	—	71.1
Total net sales	$1,804.2	$1,895.6
Operating profit
Grocery & Snacks	$176.2	$180.5
Refrigerated & Frozen	101.9	92.2
International	18.9	(149.2)
Foodservice	23.2	21.7
Commercial	—	203.3
Total operating profit	$320.2	$348.5
Equity method investment earnings	30.0	13.1
General corporate expense	40.2	35.6
Interest expense, net	36.4	58.2
Income tax expense	120.0	169.2
Income from continuing operations	$153.6	$98.6
Less: Net income attributable to noncontrolling interests of continuing operations	0.8	0.2
Income from continuing operations attributable to Conagra Brands, Inc.	$152.8	$98.4
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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen Weeks Ended
	August 27, 2017	August 28, 2016
Net derivative losses incurred	$(7.4)	$(0.3)
Less: Net derivative losses allocated to reporting segments	(1.4)	(1.0)
Net derivative gains (losses) recognized in general corporate expenses	$(6.0)	$0.7
Net derivative losses allocated to Grocery & Snacks	$(0.6)	$(0.4)
Net derivative losses allocated to Refrigerated & Frozen	—	(0.2)
Net derivative losses allocated to International	(0.7)	—
Net derivative losses allocated to Foodservice	(0.1)	(0.3)
Net derivative losses allocated to Commercial	—	(0.1)
Net derivative losses included in segment operating profit	$(1.4)	$(1.0)
As of August 27, 2017, the cumulative amount of net derivative losses from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $9.0 million. This amount reflected net losses of $6.8 million incurred during the thirteen weeks ended August 27, 2017, as well as net losses of $2.2 million incurred prior to fiscal 2018. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results losses of $8.4 million in fiscal 2018 and losses of $0.6 million in fiscal 2019 and thereafter.

Assets by Segment

The majority of our manufacturing assets are shared across multiple reporting segments. Output from these facilities used by each reporting segment can change over time. Also, working capital balances are not tracked by reporting segment. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment. Total depreciation expense was $56.1 million and $58.8 million for the first quarter of fiscal 2018 and 2017, respectively.
Other Information
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 24% and 23% of consolidated net sales in the first quarter of fiscal 2018 and 2017, respectively, primarily in the Grocery & Snacks and Refrigerated & Frozen segments.
Wal-Mart Stores, Inc. and its affiliates accounted for approximately 24% and 26% of consolidated net receivables as of August 27, 2017 and May 28, 2017, respectively, primarily in the Grocery & Snacks and Refrigerated & Frozen segments.
We offer certain suppliers access to a third-party service that allows them to view our scheduled payments online. The third party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third-party, or any financial institutions concerning this service. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of August 27, 2017, $58.8 million of our total accounts payable is payable to suppliers who utilize this third-party service.

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
Readers of this report should understand that these forward-looking statements are not guarantees of performance or results. Forward-looking statements provide our current expectations and beliefs concerning future events and are subject to risks, uncertainties, and factors relating to our business and operations, all of which are difficult to predict and could cause our actual results to differ materially the expectations expressed in or implied by such forward-looking statements. Such risks, uncertainties, and factors include, among other things: the timing to complete a potential acquisition of Angie’s Artisan Treats, LLC; the ability and timing to obtain required regulatory approvals and satisfy other closing conditions for the Angie's® and Wesson® transactions; our ability to achieve the intended benefits of acquisitions and divestitures, including the recent Spinoff (as defined below) of our Lamb Weston business and the proposed divestiture of the Wesson® oil business, and the proposed acquisition of Angie's Artisan Treats, LLC; general economic and industry conditions; our ability to successfully execute our long-term value creation strategy; our ability to access capital; our ability to execute our operating and restructuring plans and achieve our targeted operating efficiencies from cost-saving initiatives and to benefit from trade optimization programs; the effectiveness of our hedging activities and our ability to respond to volatility in commodities; the competitive environment and related market conditions; our ability to respond to changing consumer preferences and the success of our innovation and marketing investments; the ultimate impact of any product recalls and litigation, including litigation related to the lead paint and pigment matters; actions of governments and regulatory factors affecting our businesses; the availability and prices of raw materials, including any negative effects caused by inflation or weather conditions; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges; the costs, disruption, and diversion of management's attention associated with campaigns commenced by activist investors; and other risks described in our Annual Report on Form 10-K and other reports we file with the Securities and Exchange Commission (the "SEC"). We caution readers not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no responsibility to update these statements.
The discussion that follows should be read together with the unaudited condensed consolidated financial statements and related notes contained in this report and with the financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended May 28, 2017 and subsequent filings with the SEC. Results for the first quarter of fiscal 2018 are not necessarily indicative of results that may be attained in the future.
Fiscal 2018 First Quarter Executive Overview
Conagra Brands, Inc. (the "Company", "we", "us", or "our"), headquartered in Chicago, is one of North America's leading branded food companies. Guided by an entrepreneurial spirit, the Company combines a rich heritage of making great food with a sharpened focus on innovation. The Company's portfolio is evolving to satisfy people's changing food preferences. Its iconic brands such as Marie Callender's®, Reddi-wip®, Hunt's®, Healthy Choice®, Slim Jim®, and Orville Redenbacher's®, as well as emerging brands, including Alexia®, Blake's®, Duke's®, and Frontera®, offer choices for every occasion.
On November 9, 2016, we completed the spinoff of Lamb Weston Holdings, Inc. ("Lamb Weston") through a distribution of 100% of our interest in Lamb Weston to holders, as of November 1, 2016, of outstanding shares of our common stock (the "Spinoff"). The transaction effecting this change was structured as a tax-free spinoff.
The results of operations for the Lamb Weston business have been reclassified to results of discontinued operations for all periods prior to the Spinoff.
In the first quarter of fiscal 2017, we completed the sales of our Spicetec Flavors & Seasonings business ("Spicetec") and our JM Swank business for combined proceeds of $486.3 million. The results of operations of Spicetec and JM Swank are included in the Commercial segment.
In the first quarter of fiscal 2018, earnings reflected the impact of lower sales volumes and gross margin primarily in the Grocery & Snacks and Foodservice segments, more than offset by the impact of higher operating margins in the Refrigerated & Frozen and International segments. The improved operating performance also reflected an increase in equity method investment earnings and lower interest expense, in each case compared to the first quarter of fiscal 2017.

Diluted earnings per share in the first quarter of fiscal 2018 were $0.36. Diluted earnings per share in the first quarter of fiscal 2017 were $0.42, including earnings of $0.22 per diluted share from continuing operations and $0.20 per diluted share from discontinued operations. Several significant items affect the comparability of year-over-year results of continuing operations (see "Items Impacting Comparability" below).
Items Impacting Comparability
Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions is discussed in the segment review below.
Items of note impacting comparability for the first quarter of fiscal 2018 included the following:

•	charges totaling $11.4 million ($7.3 million after-tax) in connection with the "SCAE Plan" (as defined below) and

•
an income tax charge of $27.8 million associated with the planned repatriation of cash from foreign subsidiaries and the tax expense related to the earnings of foreign subsidiaries previously deemed to be permanently invested.

Items of note impacting comparability for the first quarter of fiscal 2017 included the following:

•	gains totaling $198.2 million ($75.3 million after-tax) from the sales of the Spicetec and JM Swank businesses,

•	charges totaling $163.6 million ($149.5 million after-tax) related to the impairment of goodwill and other intangible assets in our International segment,

•	charges totaling $14.1 million ($9.1 million after-tax) in connection with the SCAE Plan, and

•	an income tax benefit of $7.5 million associated with a tax planning strategy that allowed us to utilize certain state tax attributes.
Acquisitions
Subsequent to the end of the first quarter of fiscal 2018, we entered into a definitive agreement to acquire Angie's Artisan Treats, LLC, maker of Angie's® BOOMCHICKAPOP® ready-to-eat popcorn, for a cash purchase price of $250 million, net of cash acquired and subject to working capital adjustments. The business will be primarily included in the Grocery & Snacks segment. The transaction is expected to close by the end of the calendar year, subject to customary closing conditions, including the receipt of any applicable regulatory approvals.
In April 2017, we acquired protein-based snacking businesses Thanasi Foods LLC, maker of Duke's® meat snacks, and BIGS LLC, maker of BIGS® seeds, for $217.6 million in cash, net of cash acquired. These businesses are included in the Grocery & Snacks segment.
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
Divestitures
During the fourth quarter of fiscal 2017, we announced the agreement to sell our Wesson® oil business, which is part of our Grocery & Snacks segment, to The J.M. Smucker Company ("Smucker"). The transaction is subject to certain customary closing conditions, including the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act"). On August 28, 2017, Smucker and the Company each received a request for additional information under the HSR Act (a "second request") from the U.S. Federal Trade Commission ("FTC") in connection with the FTC's review of the transaction. Issuance of the second request extends the waiting period under the HSR Act until 30 days after both the Company and Smucker have substantially complied with the request, unless the waiting period is terminated earlier by the FTC. The agreement for the sale of the Wesson oil business provides that, unless otherwise agreed upon by the Company and Smucker, if the closing of the transaction has not occurred on or prior to March 31, 2018 because HSR approval has not been received as of such date, then either party may terminate the agreement. The parties are cooperating fully with the FTC as it conducts its review of the transaction.
On November 9, 2016, we completed the Spinoff of Lamb Weston. The results of operations of the Lamb Weston business have been reclassified to discontinued operations for all periods presented.
In the first quarter of fiscal 2017, we completed the sales of our Spicetec and Flavors & Seasonings business ("Spicetec") and JM Swank business for combined proceeds of $486.3 million. The results of operations of Spicetec and JM Swank are included in the Commercial segment.

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
Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions initiated through the end of the first quarter of fiscal 2018, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of August 27, 2017, the Board of Directors of the Company has approved the incurrence of up to $900.9 million of expenses in connection with the SCAE Plan, including expenses allocated for the Private Brands and Lamb Weston operations. We have incurred or expect to incur approximately $450.1 million of charges ($303.3 million of cash charges and $146.8 million of non-cash charges) for actions identified to date under the SCAE Plan. In the first quarter of fiscal 2018, we recognized charges of $11.4 million in relation to the SCAE Plan. In the first quarter of fiscal 2017, we recognized charges of $14.1 million in relation to the SCAE Plan. We expect to incur costs related to the SCAE Plan over a multi-year period.

SEGMENT REVIEW

We reflect our results of operations in five reporting segments: Grocery & Snacks, Refrigerated & Frozen, Foodservice, International, and Commercial.
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
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen Weeks Ended
($ in millions)	August 27, 2017	August 28, 2016
Net derivative losses incurred	$(7.4)	$(0.3)
Less: Net derivative losses allocated to reporting segments	(1.4)	(1.0)
Net derivative gains (losses) recognized in general corporate expenses	$(6.0)	$0.7
Net derivative losses allocated to Grocery & Snacks	$(0.6)	$(0.4)
Net derivative losses allocated to Refrigerated & Frozen	—	(0.2)
Net derivative losses allocated to International	(0.7)	—
Net derivative losses allocated to Foodservice	(0.1)	(0.3)
Net derivative losses allocated to Commercial	—	(0.1)
Net derivative losses included in segment operating profit	$(1.4)	$(1.0)
As of August 27, 2017, the cumulative amount of net derivative losses from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $9.0 million. This amount reflected net losses of $6.8 million incurred during the thirteen weeks ended August 27, 2017, as well as net losses of $2.2 million incurred prior to fiscal 2018. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results losses of $8.4 million in fiscal 2018 and losses of $0.6 million in fiscal 2019 and thereafter.
Net Sales

	Net Sales
($ in millions)	Thirteen weeks ended
Reporting Segment	August 27, 2017	August 28, 2016	% Inc (Dec)
Grocery & Snacks	$745.8	$757.2	(2)%
Refrigerated & Frozen	615.7	604.6	2%
International	190.9	194.7	(2)%
Foodservice	251.8	268.0	(6)%
Commercial	—	71.1	(100)%
Total	$1,804.2	$1,895.6	(5)%
Net sales for the first quarter of fiscal 2018 were $1.80 billion, a decrease of $91.4 million, or 5%, from the first quarter of fiscal 2017.
Grocery & Snacks net sales for the first quarter of fiscal 2018 were $745.8 million, a decrease of $11.4 million, or 2%, compared to the first quarter of fiscal 2017. Results for the first quarter of fiscal 2018 reflected a 6% decrease in volumes, excluding the impact of acquisitions. The decrease in sales volumes was the result of a reduction in promotional intensity and the planned discontinuation of certain lower-performing products. Price/mix increased by 1% as the impacts of increased slotting fees were more than offset by continued progress in pricing and trade productivity. The acquisitions of Thanasi Foods LLC, BIGS LLC, Frontera Foods, Inc., and Red Fork LLC contributed $27.6 million to Grocery & Snacks net sales for the first quarter of fiscal 2018.
Refrigerated & Frozen net sales for the first quarter of fiscal 2018 were $615.7 million, an increase of $11.1 million, or 2%, compared to the first quarter of fiscal 2017. Results for the first quarter of fiscal 2018 reflected a 1% increase in volumes, excluding the impact of acquisitions, and a flat price/mix, in each case compared to the prior-year period. The increase in sales volumes was a result of pipeline fills for innovation launches. The acquisition of Frontera Foods, Inc. and Red Fork LLC contributed $3.4 million to Refrigerated & Frozen net sales for the first quarter of fiscal 2018.

International net sales for the first quarter of fiscal 2018 were $190.9 million, a decrease of $3.8 million, or 2%, compared to the first quarter of fiscal 2017. Results for the first quarter of fiscal 2018 reflected an 8% decrease in volume, a 4% increase in price/mix, and a 2% increase from foreign exchange rates, in each case compared to the prior-year period. The volume decrease in the first quarter of fiscal 2018 reflected strategic decisions to eliminate lower margin products and a reduction in promotional intensity. The increase in price/mix for the first quarter of fiscal 2018 was driven by improvements in pricing and trade productivity.
Foodservice net sales for the first quarter of fiscal 2018 were $251.8 million, a decrease of $16.2 million, or 6%, compared to the first quarter of fiscal 2017. Results for the first quarter of fiscal 2018 reflected an 18% decrease in volume and a 12% increase in price/mix, in each case compared to the prior-year period. The decrease in volumes primarily reflected the impact of exiting a non-core business. The increase in price/mix reflected the execution of the segment's value over volume strategy.
Our Spicetec and JM Swank businesses were sold in the first quarter of fiscal 2017. These businesses comprise the entire Commercial segment following the presentation of Lamb Weston as discontinued operations. Accordingly, there were no net sales in the Commercial segment after the first quarter of fiscal 2017. These businesses had net sales of $71.1 million for the first quarter of fiscal 2017, prior to the completion of the divestitures.
SG&A Expenses (Includes general corporate expenses)
SG&A expenses totaled $239.0 million for the first quarter of fiscal 2018, an increase of $7.3 million, as compared to the first quarter of fiscal 2017. SG&A expenses impacting the comparability of earnings for the first quarter of fiscal 2018 included $9.1 million in connection with our SCAE Plan. Other changes in expenses compared to the first quarter of fiscal 2017 included:
•a decrease in advertising and promotion spending of $9.8 million,
•a decrease in our stock-based compensation expense of $5.4 million, and
•a decrease in salary expenses of $3.1 million.
SG&A expenses for the first quarter of fiscal 2017 included the following items impacting the comparability of earnings:
•gains totaling $198.2 million from the divestiture of the Spicetec and JM Swank businesses,

•	charges totaling $163.6 million related to the impairment of goodwill and other intangible assets within our International segment, and
•expenses of $8.9 million in connection with our restructuring plans.
Operating Profit (Earnings before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

	Operating Profit
($ in millions)	Thirteen weeks ended
Reporting Segment	August 27, 2017	August 28, 2016	% Inc (Dec)
Grocery & Snacks	$176.2	$180.5	(2)%
Refrigerated & Frozen	101.9	92.2	11%
International	18.9	(149.2)	N/A
Foodservice	23.2	21.7	7%
Commercial	—	203.3	(100)%
Grocery & Snacks operating profit for the first quarter of fiscal 2018 was $176.2 million, a decrease of $4.3 million, or 2%, compared to the first quarter of fiscal 2017. Gross profits were $5.3 million lower in the first quarter of fiscal 2018 than in the first quarter of fiscal 2017. The lower gross profit was driven by a decrease in volumes, discussed above, and inflation, offset by improved plant productivity. Operating profit of the Grocery & Snacks segment was impacted by charges of $6.2 million and $4.9 million in connection with our restructuring plans in the first quarter of fiscal 2018 and 2017, respectively.
Refrigerated & Frozen operating profit for the first quarter of fiscal 2018 was $101.9 million, an increase of $9.7 million, or 11%, compared to the first quarter of fiscal 2017. Gross profits were $1.5 million lower in the first quarter of fiscal 2018 than in the first quarter of fiscal 2017, driven by inflation and absorption, partially offset by increased sales volumes. SG&A expenses for the first quarter of fiscal 2018 decreased by $11.2 million compared to the first quarter of fiscal 2017, primarily due to cost reductions achieved through our restructuring plans as well as a decrease in advertising and promotion expenses of $5.1 million. Operating profit of the Refrigerated & Frozen segment was impacted by charges of $5.0 million in connection with our restructuring plans in the first quarter of fiscal 2017.
International operating profit for the first quarter of fiscal 2018 was $18.9 million, compared to an operating loss of $149.2 million in the first quarter of fiscal 2017. The operating loss in the first quarter of fiscal 2017 included charges totaling $163.6 million for the impairment of goodwill and an intangible brand asset in our Canadian operations.
Foodservice operating profit for the first quarter of fiscal 2018 was $23.2 million, an increase of $1.5 million, or 7%, compared to the first quarter of fiscal 2017. Gross profits were $2.0 million lower in the first quarter of fiscal 2018 than in the first quarter of fiscal 2017. The lower gross profit primarily reflected the impact of exiting a non-core business.
Commercial operating profit for the first quarter of fiscal 2017 was $203.3 million. The company sold the Spicetec and JM Swank businesses in the first quarter of fiscal 2017, recognizing pre-tax gains totaling $198.2 million. These businesses comprise the entire Commercial segment following the presentation of Lamb Weston as discontinued operations. There are no further operations in the Commercial segment.
Interest Expense, Net
Net interest expense was $36.4 million and $58.2 million for the first quarter of fiscal 2018 and 2017, respectively. The decrease reflects the repayment of $550 million of debt in the first quarter of fiscal 2017 and $473 million of debt in the third quarter of fiscal 2017, as well as the exchange of $1.4 billion of debt in connection with the Spinoff of Lamb Weston during the second quarter of 2017.
Income Taxes
In the first quarter of fiscal 2018 and 2017, our income tax expense from continuing operations was $120.0 million and $169.2 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 44% and 63% for the first quarter of fiscal 2018 and 2017, respectively.
The effective tax rate in the first quarter of fiscal 2018 reflected additional tax expense related to the planned repatriation of cash from foreign subsidiaries and the tax expense related to undistributed foreign earnings for which the indefinite reinvestment assertion is no longer made.
The effective tax rate in the first quarter of fiscal 2017 reflected the following:

•
an income tax benefit allowed upon the vesting/exercise of employee stock compensation awards by our employees, beyond that which is attributable to the original fair value of the awards upon the date of grant,

•	additional tax expense in the first quarter of fiscal 2017 associated with non-deductible goodwill sold in connection with the dispositions of the Spicetec and JM Swank businesses, and

•	additional tax expense in the first quarter of fiscal 2017 associated with non-deductible goodwill, for which an impairment charge was recognized.
We expect our effective tax rate for the remainder of fiscal 2018 to be approximately 32.5% - 33.5%.
Equity Method Investment Earnings
Equity method investment earnings were $30.0 million and $13.1 million for the first quarter of fiscal 2018 and 2017, respectively. Ardent Mills earnings were higher than the prior year quarter due to more favorable market conditions and continued improvement in operating efficiencies.
Results of Discontinued Operations
Our discontinued operations generated an after-tax loss of $0.3 million for the first quarter of fiscal 2018 and an after-tax gain of $91.4 million for the first quarter of fiscal 2017. Prior year results reflected the operations of Lamb Weston. We incurred significant costs associated with effecting the Spinoff of Lamb Weston. These costs are included in results of discontinued operations.
Earnings Per Share
Diluted earnings per share in the first quarter of fiscal 2018 were $0.36. Diluted earnings per share in the first quarter of fiscal 2017 was $0.42, including earnings of $0.22 per diluted share from continuing operations and $0.20 per diluted share from discontinued operations.

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
At August 27, 2017, we had a revolving credit facility (the "Facility") with a syndicate of financial institutions that provides for a maximum aggregate principal amount outstanding at any one time of $1.25 billion (subject to increase to a maximum aggregate principal amount of $1.75 billion with the consent of the lenders). We have historically used a credit facility principally as a back-up for our commercial paper program. As of August 27, 2017, there were no outstanding borrowings under the Facility. The Facility contains customary affirmative and negative covenants for unsecured investment grade credit facilities of this type. It generally requires our ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense to be not less than 3.0 to 1.0 and our ratio of funded debt to EBITDA to be not greater than 3.75 to 1.0 (provided that such ratio may be increased at the option of the Company in connection with a material transaction), with each ratio to be calculated on a rolling four-quarter basis. As of August 27, 2017, we were in compliance with all financial covenants in the Facility.
As of August 27, 2017, we had $323.2 million outstanding under our commercial paper program. The highest level of borrowings during the first quarter 2018 was $345.0 million. As of May 28, 2017, we had $26.2 million outstanding under our commercial paper program.
As of the end of the first quarter 2018, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.
We repurchase shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. During the first quarter of fiscal 2018, we repurchased 8.7 million shares of our common stock under this authorization for an aggregate of $300.0 million. The Company's total remaining share repurchase authorization as of August 27, 2017 was $1.08 billion.
During the first quarter of fiscal 2018, the Board of Directors authorized a quarterly dividend payment of $0.2125 per share, which was paid on August 31, 2017 to stockholders of record as of the close of business on July 31, 2017.
We have access to the $1.25 billion revolving credit facility, our commercial paper program, and the capital markets. We believe we also have access to additional bank loan facilities, if needed.
During the fourth quarter of fiscal 2017, we announced the agreement to sell our Wesson® oil business to Smucker. The transaction is subject to certain customary closing conditions, including the termination or expiration of the waiting period under the HSR Act. On August 28, 2017, Smucker and the Company each received a second request from the FTC in connection with the FTC's review of the transaction. Issuance of the second request extends the waiting period under the HSR Act until 30 days after both the Company and Smucker have substantially complied with the request, unless the waiting period is terminated earlier by the FTC. The agreement for the sale of the Wesson oil business provides that, unless otherwise agreed upon by the Company and Smucker, if the closing of the transaction has not occurred on or prior to March 31, 2018 because HSR approval has not been received as of such date, then either party may terminate the agreement. The parties are cooperating fully with the FTC as it conducts its review of the transaction. We expect to realize net proceeds of approximately $285 million from the sale.
Subsequent to the end of the first quarter of fiscal 2018, we entered into a definitive agreement to acquire Angie's Artisan Treats, LLC, maker of Angie's® BOOMCHICKAPOP® ready-to-eat popcorn, for a cash purchase price of $250 million, net of cash acquired and subject to working capital adjustments. The business will be included in the Grocery & Snacks segment. The transaction is expected to close by the end of the calendar year, subject to customary closing conditions, including the receipt of any applicable regulatory approvals.
Management believes that the Company's sources of liquidity will be adequate to meet required debt repayments, planned capital expenditures, acquisitions, working capital needs, and payment of anticipated quarterly dividends for the foreseeable future.

We expect to maintain or have access to sufficient liquidity to either retire or refinance senior debt upon maturity, as market conditions warrant, from operating cash flows, our commercial paper program, proceeds from any divestitures and other disposition transactions, access to capital markets, and our revolving credit facility.
Cash Flows
During the first quarter of fiscal 2018, we generated $136.0 million of cash and cash equivalents from operating activities, used $38.6 million in investing activities, used $107.1 million in financing activities, and had an increase of $9.7 million due to the effects of changes in foreign currency exchange rates.
Cash generated from operating activities of continuing operations totaled $141.5 million in the first quarter of fiscal 2018, as compared to $208.3 million generated in the first quarter of fiscal 2017. The decrease was the result of changes in working capital, lower equity method investment dividends, and the timing of income tax payments attributable to continuing operations. This was partially offset by decreases in interest payments, due to significant debt repayments during fiscal 2017, and lower incentive compensation payments.
The operating activities of discontinued operations used $5.5 million for the first quarter of fiscal 2018 and generated $117.6 million in the first quarter of fiscal 2017. This reflects the activities of the Lamb Weston business that was spun off on November 9, 2016 and other divested businesses.
Cash used in investing activities of continuing operations totaled $38.6 million in the first quarter of fiscal 2018, compared to cash provided of $430.2 million in the first quarter of fiscal 2017. Investing activities of continuing operations in the first quarter of fiscal 2018 consisted primarily of capital expenditures totaling $42.6 million. Investing activities of continuing operations in the first quarter of fiscal 2017 included proceeds from the sales of the Spicetec and JM Swank businesses totaling $486.3 million, partially offset by capital expenditures of $58.1 million. Cash used in investing activities of discontinued operations in the first quarter of fiscal 2017 resulted mainly from capital expenditures.
Cash used in financing activities of continuing operations totaled $107.1 million in the first quarter of fiscal 2018 and $734.6 million in the first quarter of fiscal 2017. Financing activities of continuing operations in the first quarter of fiscal 2018 consisted principally of net short-term borrowings of $295.3 million mainly under our commercial paper program, cash dividends paid of $83.3 million, and common stock repurchases totaling $300.0 million. Cash used in financing activities of continuing operations in the first quarter of fiscal 2017 reflected long-term debt repayments of $553.9 million, dividends paid of $109.5 million, and common stock repurchases totaling $85.6 million.
The Company had cash and cash equivalents of $251.4 million at August 27, 2017 and May 28, 2017, of which $244.5 million at August 27, 2017 and $244.9 million at May 28, 2017 was held in foreign countries. During the first quarter of fiscal 2018, the Company decided to repatriate in fiscal 2018 a portion of this cash related to earnings of foreign subsidiaries previously deemed to be permanently reinvested outside the U.S. Refer to Note 12 to the Condensed Consolidated Financial Statements contained in this report for more information related to this repatriation of cash and related adjustments to deferred tax liability. Any future decision to repatriate additional foreign cash could result in further adjustments to the deferred tax liability after considering available foreign tax credits and other tax attributes. It is not practicable to determine the amount of any such further adjustments to the deferred tax liability at this time.
Our estimate of capital expenditures for fiscal 2018 is approximately $280 million. For the first quarter of fiscal 2018, we have funded $42.6 million of capital expenditures.
Management believes that existing cash balances, cash flows from operations, existing credit facilities, and access to capital markets will provide sufficient liquidity to meet our repayment of debt, including any repayment of debt or refinancing of debt, working capital needs, planned capital expenditures, planned share repurchases, and payment of anticipated quarterly dividends for at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS
We use off-balance sheet arrangements (e.g., leases accounted for as operating leases) where sound business principles warrant their use. We also periodically enter into guarantees and other similar arrangements as part of transactions in the ordinary course of business. These are described further in "Obligations and Commitments" below.
Variable Interest Entities Not Consolidated
We have variable interests in certain entities that we have determined to be variable interest entities, but for which we are not the primary beneficiary. We do not consolidate the financial statements of these entities.
We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements with these entities include fixed-price purchase options for the assets being leased. The lease agreements also contain contingent put options

(the "lease put options") that allow the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease agreement in place (the "put price") in certain limited circumstances. As a result of substantial impairment charges related to our divested Private Brands operations, these lease put options are exercisable now and remain exercisable until generally 30 days after the end of the respective lease agreements. We are amortizing the difference between the put price and the estimated fair value (without a lease agreement in place) of each respective property over the remaining respective lease term within selling, general and administrative expenses. As of August 27, 2017 and May 28, 2017, the estimated amount by which the put prices exceeded the fair values of the related properties was $51.8 million, of which we had accrued $9.3 million and $8.4 million, respectively. As these buildings are worth considerably more when under lease agreements than when vacant, we may be able to mitigate some, or all, of the financial exposure created by the put options by maintaining active lease agreements and/or by subleasing the buildings to credit worthy tenants. We do not expect to ultimately incur material financial losses as a result of the potential exercise of the lease put options by the lessors. These leases are accounted for as operating leases, and accordingly, there are no material assets or liabilities, other than the accrued portion of the put price, associated with these entities included in the Condensed Consolidated Balance Sheets contained in this report. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of these entities. In making this determination, we have considered, among other items, the terms of the lease agreements, the expected remaining useful lives of the assets leased, and the capital structure of the lessor entities.

OBLIGATIONS AND COMMITMENTS
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt, notes payable, and capital lease obligations, which totaled $3.3 billion as of August 27, 2017, were recognized as liabilities in the Condensed Consolidated Balance Sheets contained in this report. Operating lease obligations and unconditional purchase obligations, which totaled $1.4 billion as of August 27, 2017, were not recognized as liabilities in the Condensed Consolidated Balance Sheets contained in this report, in accordance with generally accepted accounting principles.
A summary of our contractual obligations as of August 27, 2017 was as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$2,821.3	$189.7	$126.7	$195.9	$2,309.0
Capital lease obligations	128.9	9.1	16.8	17.4	85.6
Operating lease obligations	225.1	41.4	51.5	35.0	97.2
Purchase obligations[1] and other contracts	1,210.2	1,023.1	113.3	70.0	3.8
Notes payable	323.5	323.5	—	—	—
Total	$4,709.0	$1,586.8	$308.3	$318.3	$2,495.6
1 Amount includes open purchase orders and agreements, some of which are not legally binding and/or may be cancellable. Such agreements are generally settleable in the ordinary course of business in less than one year.
We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average coupon interest rate of the long-term debt obligations outstanding as of August 27, 2017, was approximately 5.3%.
The operating lease obligations noted in the table above have not been reduced by non-cancellable sublease rentals of $1.3 million.
As of May 28, 2017, we had aggregate unfunded pension obligations totaling $565.1 million. This amount is not included in the table above, and we do not expect to be required to make payments to fund these amounts in the foreseeable future. Based on current statutory requirements, we are not obligated to fund any amount to our qualified pension plans during the next twelve months. We estimate that we will make payments of approximately $12.9 million over the next twelve months to fund our pension plans. See Note 14, Pension and Postretirement Benefits, to the Condensed Consolidated Financial Statements contained in this report and the Company’s Annual Report on Form 10-K for the year ended May 28, 2017, Critical Accounting Estimates - Employment Related Benefits, for further discussion of our pension obligations and factors that could affect estimates of this liability.

As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in the Condensed Consolidated Balance Sheets contained in this report. A summary of our commitments, including commitments associated with equity method investments, as of August 27, 2017 was as follows:

	Amount of Commitment Expiration Per Period (in millions)
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby repurchase obligations	$1.8	$0.5	$0.5	$0.5	$0.3
Other commitments	3.6	2.3	1.3	—	—
Total	$5.4	$2.8	$1.8	$0.5	$0.3
In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases resulting from the divestiture of the JM Swank business completed in the first quarter of fiscal 2017. As of August 27, 2017, the remaining terms of these arrangements do not exceed six years and the maximum amount of future payments we have guaranteed was $3.8 million.
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
Lamb Weston is a party to a warehouse services agreement with a third-party warehouse provider through July 2035. Under this agreement, Lamb Weston is required to make payments for warehouse services based on the quantity of goods stored and other service factors. We have guaranteed the warehouse provider that we will make the payments required under the agreement in the event that Lamb Weston fails to perform. Minimum payments of $1.5 million per month are required under this agreement. It is not possible to determine the maximum amount of the payment obligations under this agreement. Upon completion of the Spinoff, we recognized a liability for the estimated fair value of this guarantee. As of August 27, 2017, the amount of this guarantee, recorded in other noncurrent liabilities, was $29.3 million.
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
The obligations and commitments tables above do not include any reserves for uncertainties in income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at August 27, 2017 was $37.7 million. The net amount of unrecognized tax benefits at August 27, 2017, that, if recognized, would impact our effective tax rate was $30.7 million. Recognition of these tax benefits would have a favorable impact on our effective tax rate.

CRITICAL ACCOUNTING ESTIMATES
A discussion of our critical accounting estimates can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in Part I, Item 7, of our Annual Report on Form 10-K for the fiscal year ended May 28, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The principal market risks affecting us are exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.
Other than the changes noted below, there have been no material changes in our market risk during the thirteen weeks ended August 27, 2017. For additional information, refer to the "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 28, 2017.
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
The carrying amount of long-term debt (including current installments) was $2.97 billion as of August 27, 2017. Based on current market rates, the fair value of this debt at August 27, 2017 was estimated at $3.34 billion. As of August 27, 2017, a 1% increase in the interest rates would decrease the fair value of our fixed rate debt by approximately $195.6 million, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $217.0 million.
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
Value-at-Risk (VaR)
We employ various tools to monitor our derivative risk, including value-at-risk ("VaR") models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95% confidence level. Accordingly, in any given one day time period, losses greater than the amounts included in the table below are expected to occur only 5% of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, and foreign exchange positions (including discontinued operations) during the thirteen weeks ended August 27, 2017 and August 28, 2016.

	Fair Value Impact
In Millions	Average During Thirteen Weeks Ended August 27, 2017	Average During Thirteen Weeks Ended August 28, 2016
Energy commodities	$0.4	$0.4
Agriculture commodities	0.5	0.8
Foreign exchange	0.7	0.3

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of August 27, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective.
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

Part II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The current environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's possible status as a potentially responsible party at approximately 40 Superfund, proposed Superfund, or state-equivalent sites (the "Beatrice sites"). These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. In the past five years, Beatrice has paid or is in the process of paying its liability share at 31 of these sites. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $53.1 million as of August 27, 2017, a majority of which relates to the Superfund and state-equivalent sites referenced above. During the third quarter of fiscal 2017, a final Remedial Investigation/Feasibility Study was submitted for the Wells G&H-Southwest Properties Superfund site, which is one of the Beatrice sites. The U.S. Environmental Protection Agency (the "EPA") has issued a proposed plan for remediation that is currently open for public comment, will issue a Record of Decision for this site shortly, and will subsequently enter into negotiations with potentially responsible parties to determine a final Remedial Design/Remedial Action plan for the site. The accrual for Wells G&H-Southwest Properties Superfund site totaled $1.1 million as of August 27, 2017, which was included in the total accrual for Beatrice-related environmental matters referenced above.
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
For additional information on legal proceedings, please refer to Note 13 to the Condensed Consolidated Financial Statements contained in this report, Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the year ended May 28, 2017, and Note 17 "Contingencies" to the consolidated financial statements contained therein, and Part II, Item 1 "Legal Proceedings" in each of our subsequent Quarterly Reports on Form 10-Q.

ITEM 1A. RISK FACTORS
Our Annual Report on Form 10-K for the year ended May 28, 2017 includes a detailed discussion of certain material risk factors we face. The information presented below restates the risk factor set forth under the heading "We are increasingly dependent on information technology, and potential disruption, cyber attacks, security problems, and expanding social media vehicles present new risks." in Part I, Item 1A of our Annual Report on Form 10-K for the year ended May 28, 2017 and provides two additional risk factors. You should consider these risk factors together with the other risk factors and other matters described in our Annual Report on Form 10-K for the year ended May 28, 2017, in this Quarterly Report on Form 10-Q, and in our other filings with the SEC.
We are increasingly dependent on information technology, and potential disruption, cyber attacks, security problems, and expanding social media vehicles present new risks.
We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage and support a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. Our information technology systems, some of which are dependent on services provided by third parties, may be vulnerable to damage, interruption, or shutdown due to any number of causes outside of our control such as catastrophic events, natural disasters, fires, power outages, systems failures, telecommunications failures, security breaches, computer viruses, hackers, employee error or malfeasance, and other causes. Increased cybersecurity threats pose a potential risk to the security and viability of our information technology systems, as well as the confidentiality, integrity, and availability of the data stored on those systems. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and to maintain and protect the related automated and manual control processes, we could be subject to billing and collection errors, business disruptions, or damage resulting from security breaches. If any of our significant information technology systems suffer severe damage, disruption, or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results. In addition, there is a risk of business interruption, violation of data privacy laws and regulations, litigation, and reputational damage from leakage of confidential information. Any interruption of our information technology systems could have operational, reputational, legal, and financial impacts that may have a material adverse effect on our business.

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
As we outsource certain functions, we become more dependent on the third parties performing those functions.
As part of a concerted effort to achieve cost savings and efficiencies, we have entered into agreements with third-party service providers under which we have outsourced certain information systems, sales, finance, accounting, and other functions, and we may enter into managed services agreements with respect to other functions in the future. If any of these third-party service providers do not perform according to the terms of the agreements, or if we fail to adequately monitor their performance, we may not be able to achieve the expected cost savings or we may have to incur additional costs to correct errors made by such service providers, and our reputation could be harmed. Depending on the function involved, such errors may also lead to business interruption, damage or disruption of information technology systems, processing inefficiencies, the loss of or damage to intellectual property or non-public company sensitive information through security breaches or otherwise, effects on financial reporting, litigation or remediation costs, or damage to our reputation, any of which could have a material adverse effect on our business. In addition, if we transition functions to one or more new, or among existing, external service providers, we may experience challenges that could have a material adverse effect on our results of operations or financial condition.
Our intellectual property rights are valuable, and any inability to protect them could have an adverse impact on our business, financial condition, and results of operations.
Our intellectual property rights, including our trademarks, licensing agreements, trade secrets, patents, and copyrights, are a significant and valuable aspect of our business. We attempt to protect our intellectual property rights by pursuing remedies available to us under trademark, copyright, trade secret, and patent laws, as well as entering into licensing, third-party nondisclosure and assignment agreements and policing of third-party misuses of our intellectual property. If we fail to adequately protect the intellectual property rights we have now or may acquire in the future, or if there occurs any change in law or otherwise that serves to reduce or remove the current legal protections of our intellectual property, then our financial results could be materially and adversely affected.
Certain of our intellectual property rights, including the P.F. Chang's, Bertolli, Del Monte, and Libby's trademarks, are owned by third parties and licensed to us, and others, such as Alexia, are owned by us and licensed to third parties. While many of these licensing arrangements are perpetual in nature, others must be periodically renegotiated or renewed pursuant to the terms of such licensing arrangement. If in the future we are unable to renew such a licensing arrangement pursuant to its terms and conditions, or if we fail to renegotiate such a licensing arrangement, then our financial results could be materially and adversely affected.
There is also a risk that other parties may have intellectual property rights covering some of our brands, products, or technology. If any third parties bring a claim of intellectual property infringement against us, we may be subject to costly and time-consuming litigation, diverting the attention of management and our employees. If we are unsuccessful in defending against such claims, we may be subject to, among other things, significant damages, injunctions against development and sale of certain products, or we may be required to enter into costly licensing agreements, any of which could have an adverse impact on our business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the total number of shares of common stock purchased during the first quarter of fiscal 2018, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares (or units) Purchased	Average Price Paid per Share (or unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
May 29 through June 25, 2017	—	$—	—	$1,381,967,000
June 26 through July 23, 2017	—	$—	—	$1,381,967,000
July 24 through August 27, 2017	8,744,441	$34.31	8,744,441	$1,081,967,000
Total Fiscal 2018 First Quarter Activity	8,744,441	$34.31	8,744,441	$1,081,967,000
 ________________

(1)
Pursuant to publicly announced share repurchase programs from December 2003, we have repurchased approximately 201.9 million shares at a cost of $5.5 billion through August 27, 2017. On October 11, 2016, we announced that our Board of

Directors approved an increase of $1.25 billion to the share repurchase program. On June 29, 2017, we announced that in the fourth quarter of fiscal 2017, our Board of Directors approved a further increase of $1.0 billion to the share repurchase program. The share repurchase program is effective and has no expiration date.

ITEM 6. EXHIBITS

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by Conagra Brands, Inc. (file number 001-07275), unless otherwise noted.

EXHIBIT	DESCRIPTION

3.1
Amended and Restated Certificate of Incorporation of Conagra Brands, Inc., incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on November 10, 2016

3.2	Amended and Restated Bylaws of Conagra Brands, Inc., as amended, incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on October 1, 2015

*10.4.7	Conagra Brands, Inc. Voluntary Deferred Compensation Plan (Restated Effective January 1, 2017)

*10.7.6	Form of Restricted Stock Unit Agreement (Cash or Stock-Settled) under the ConAgra Foods, Inc. 2014 Stock Plan

*10.10.1
First Amendment to ConAgra Foods, Inc. 2008 Performance Share Plan, effective July 19, 2017, incorporated herein by reference to Exhibit 10.1 of Conagra Brands' Current Report on Form 8-K filed with the SEC on July 25, 2017

12	Statement regarding computation of ratio of earnings to fixed charges

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificates

101
The following materials from Conagra Brands' Quarterly Report on Form 10-Q for the quarter ended August 27, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Common Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

* Management contract or compensatory plan.

Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to long-term debt of Conagra Brands, Inc. are not filed with this Quarterly Report on Form 10-Q. The Company will furnish a copy of any such long-term debt agreement to the SEC upon request.

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
Dated this 3rd day of October, 2017.