Form 10-Q
period 2017-11-26
CONAGRA BRANDS INC.
filed 2018-01-04
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 26, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of issuer’s common stock, as of November 26, 2017, was 400,660,848.

Table of Contents

Part I. FINANCIAL INFORMATION		1
Item 1	Financial Statements	1
	Unaudited Condensed Consolidated Statements of Earnings for the Thirteen and Twenty-six Weeks ended November 26, 2017 and November 27, 2016	1
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Twenty-six Weeks ended November 26, 2017 and November 27, 2016	2
	Unaudited Condensed Consolidated Balance Sheets as of November 26, 2017 and May 28, 2017	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Twenty-six Weeks ended November 26, 2017 and November 27, 2016	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4	Controls and Procedures	41
Part II. OTHER INFORMATION		42
Item 1	Legal Proceedings	42
Item 1A	Risk Factors	42
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 6	Exhibits	44
Signatures		45
Exhibit 10.2.4
Exhibit 10.4.8
Exhibit 10.31.1
Exhibit 12
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 101

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Conagra Brands, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions except per share amounts)
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	November 26, 2017	November 27, 2016	November 26, 2017	November 27, 2016
Net sales	$2,173.4	$2,088.4	$3,977.6	$3,984.0
Costs and expenses:
Cost of goods sold	1,515.1	1,440.9	2,800.3	2,791.9
Selling, general and administrative expenses	307.3	417.9	546.3	649.6
Interest expense, net	38.0	54.1	74.4	112.3
Income from continuing operations before income taxes and equity method investment earnings	313.0	175.5	556.6	430.2
Income tax expense	109.5	78.4	229.5	247.6
Equity method investment earnings	20.6	17.2	50.6	30.3
Income from continuing operations	224.1	114.3	377.7	212.9
Income from discontinued operations, net of tax	0.4	11.6	0.1	103.0
Net income	$224.5	$125.9	$377.8	$315.9
Less: Net income attributable to noncontrolling interests	1.0	3.8	1.8	7.6
Net income attributable to Conagra Brands, Inc.	$223.5	$122.1	$376.0	$308.3
Earnings per share — basic
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$0.55	$0.26	$0.91	$0.48
Income from discontinued operations attributable to Conagra Brands, Inc. common stockholders	—	0.02	—	0.22
Net income attributable to Conagra Brands, Inc. common stockholders	$0.55	$0.28	$0.91	$0.70
Earnings per share — diluted
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$0.54	$0.26	$0.91	$0.48
Income from discontinued operations attributable to Conagra Brands, Inc. common stockholders	—	0.02	—	0.22
Net income attributable to Conagra Brands, Inc. common stockholders	$0.54	$0.28	$0.91	$0.70
Cash dividends declared per common share	$0.2125	$0.25	$0.425	$0.50
See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Thirteen weeks ended
	November 26, 2017			November 27, 2016
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income	$334.0	$(109.5)	$224.5	$243.2	$(117.3)	$125.9
Other comprehensive income:
Derivative adjustments:
Unrealized derivative adjustments	1.0	(0.4)	0.6	2.2	(0.9)	1.3
Reclassification for derivative adjustments included in net income	0.1	—	0.1	—	—	—
Unrealized gains on available-for-sale securities	0.4	(0.2)	0.2	0.2	—	0.2
Unrealized currency translation losses	(12.7)	0.1	(12.6)	(14.1)	—	(14.1)
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	43.4	(16.6)	26.8	66.8	(25.6)	41.2
Reclassification for pension and post-employment benefit obligations included in net income	(0.2)	0.1	(0.1)	(0.9)	0.4	(0.5)
Comprehensive income	366.0	(126.5)	239.5	297.4	(143.4)	154.0
Comprehensive income attributable to noncontrolling interests	0.4	(0.4)	—	2.2	(0.1)	2.1
Comprehensive income attributable to Conagra Brands, Inc.	$365.6	$(126.1)	$239.5	$295.2	$(143.3)	$151.9

	Twenty-six weeks ended
	November 26, 2017			November 27, 2016
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income	$607.4	$(229.6)	$377.8	$651.2	$(335.3)	$315.9
Other comprehensive income:
Derivative adjustments:
Unrealized derivative adjustments	1.0	(0.4)	0.6	(5.8)	2.2	(3.6)
Reclassification for derivative adjustments included in net income	0.1	—	0.1	—	—	—
Unrealized gains on available-for-sale securities	0.7	(0.3)	0.4	0.4	(0.1)	0.3
Unrealized currency translation gains (losses)	19.9	—	19.9	(26.0)	0.2	(25.8)
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	43.5	(16.6)	26.9	64.7	(25.5)	39.2
Reclassification for pension and post-employment benefit obligations included in net income	(0.3)	0.1	(0.2)	(1.8)	0.7	(1.1)
Comprehensive income	672.3	(246.8)	425.5	682.7	(357.8)	324.9
Comprehensive income attributable to noncontrolling interests	2.4	(0.6)	1.8	6.0	(0.2)	5.8
Comprehensive income attributable to Conagra Brands, Inc.	$669.9	$(246.2)	$423.7	$676.7	$(357.6)	$319.1

See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions except share data)
(unaudited)

	November 26, 2017	May 28, 2017
ASSETS
Current assets
Cash and cash equivalents	$84.0	$251.4
Receivables, less allowance for doubtful accounts of $3.4 and $3.1	683.8	563.4
Inventories	1,059.2	934.2
Prepaid expenses and other current assets	183.5	228.7
Current assets held for sale	45.8	35.5
Total current assets	2,056.3	2,013.2
Property, plant and equipment	4,236.8	4,261.9
Less accumulated depreciation	(2,594.8)	(2,606.9)
Property, plant and equipment, net	1,642.0	1,655.0
Goodwill	4,457.0	4,301.1
Brands, trademarks and other intangibles, net	1,298.2	1,229.3
Other assets	846.1	790.6
Noncurrent assets held for sale	100.5	107.1
	$10,400.1	$10,096.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$67.1	$28.2
Current installments of long-term debt	198.8	199.0
Accounts payable	886.7	773.1
Accrued payroll	131.9	167.6
Other accrued liabilities	565.8	552.6
Total current liabilities	1,850.3	1,720.5
Senior long-term debt, excluding current installments	3,065.9	2,573.3
Subordinated debt	195.9	195.9
Other noncurrent liabilities	1,501.5	1,528.8
Total liabilities	6,613.6	6,018.5
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,907,172	2,839.7	2,839.7
Additional paid-in capital	1,166.8	1,171.9
Retained earnings	4,464.3	4,247.0
Accumulated other comprehensive loss	(165.2)	(212.9)
Less treasury stock, at cost, 167,246,324 and 151,387,209 common shares	(4,607.9)	(4,054.9)
Total Conagra Brands, Inc. common stockholders' equity	3,697.7	3,990.8
Noncontrolling interests	88.8	87.0
Total stockholders' equity	3,786.5	4,077.8
	$10,400.1	$10,096.3
See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Twenty-six weeks ended
	November 26, 2017	November 27, 2016
Cash flows from operating activities:
Net income	$377.8	$315.9
Income from discontinued operations	0.1	103.0
Income from continuing operations	377.7	212.9
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	129.0	133.5
Asset impairment charges	8.8	211.9
Gain on divestitures	—	(197.5)
Loss on extinguishment of debt	—	60.6
Earnings of affiliates in excess of distributions	(50.6)	(23.4)
Stock-settled share-based payments expense	17.7	18.3
Contributions to pension plans	(6.1)	(5.9)
Pension benefit	(21.5)	(20.6)
Other items	3.8	23.9
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Receivables	(109.8)	(49.2)
Inventories	(130.5)	(32.2)
Deferred income taxes and income taxes payable, net	95.3	183.5
Prepaid expenses and other current assets	0.1	0.2
Accounts payable	132.3	71.7
Accrued payroll	(39.7)	(95.5)
Other accrued liabilities	(1.8)	(31.6)
Net cash flows from operating activities — continuing operations	404.7	460.6
Net cash flows from operating activities — discontinued operations	16.0	81.6
Net cash flows from operating activities	420.7	542.2
Cash flows from investing activities:
Additions to property, plant and equipment	(123.4)	(118.3)
Sale of property, plant and equipment	6.9	11.3
Proceeds from divestitures	—	489.1
Purchase of businesses	(249.6)	(108.2)
Net cash flows from investing activities — continuing operations	(366.1)	273.9
Net cash flows from investing activities — discontinued operations	—	(123.7)
Net cash flows from investing activities	(366.1)	150.2
Cash flows from financing activities:
Net short-term borrowings	38.9	(7.2)
Issuance of long-term debt, net of debt issuance costs	497.4	—
Repayment of long-term debt	(4.8)	(555.8)
Payment of intangible asset financing arrangement	(14.4)	(14.9)
Repurchase of Conagra Brands, Inc. common shares	(580.0)	(170.1)
Cash dividends paid	(171.6)	(219.4)
Exercise of stock options and issuance of other stock awards, including tax withholdings	4.0	47.4
Net cash flows from financing activities — continuing operations	(230.5)	(920.0)
Net cash flows from financing activities — discontinued operations	—	839.1
Net cash flows from financing activities	(230.5)	(80.9)
Effect of exchange rate changes on cash and cash equivalents	8.5	(3.5)
Net change in cash and cash equivalents	(167.4)	608.0
Add: Cash balance included in assets held for sale and discontinued operations at beginning of period	—	36.4
Less: Cash balance included in assets held for sale and discontinued operations at end of period	—	—
Cash and cash equivalents at beginning of period	251.4	798.1
Cash and cash equivalents at end of period	$84.0	$1,442.5
See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Twenty-six weeks ended November 26, 2017 and November 27, 2016
(columnar dollars in millions except per share amounts)
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
The following table details the accumulated balances for each component of other comprehensive income (loss), net of tax:

	November 26, 2017	May 28, 2017
Currency translation losses, net of reclassification adjustments	$(78.7)	$(98.6)
Derivative adjustments, net of reclassification adjustments	(0.4)	(1.1)
Unrealized gains (losses) on available-for-sale securities	0.1	(0.3)
Pension and post-employment benefit obligations, net of reclassification adjustments	(86.2)	(112.9)
Accumulated other comprehensive loss	$(165.2)	$(212.9)

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) into operations:

	Thirteen weeks ended		Affected Line Item in the Condensed Consolidated Statement of Earnings[1]
	November 26, 2017	November 27, 2016
Net derivative adjustment, net of tax:
Cash flow hedges	$0.1	$—	Interest expense, net
	0.1	—	Total before tax
	—	—	Income tax expense
	$0.1	$—	Net of tax
Pension and postretirement liabilities:
Net prior service benefit	$(0.2)	$(0.9)	Selling, general and administrative expenses
	(0.2)	(0.9)	Total before tax
	0.1	0.4	Income tax expense
	$(0.1)	$(0.5)	Net of tax

	Twenty-six weeks ended		Affected Line Item in the Condensed Consolidated Statement of Earnings[1]
	November 26, 2017	November 27, 2016
Net derivative adjustment, net of tax:
Cash flow hedges	$0.1	$—	Interest expense, net
	0.1	—	Total before tax
	—	—	Income tax expense
	$0.1	$—	Net of tax
Pension and postretirement liabilities:
Net prior service benefit	$(0.3)	$(1.8)	Selling, general and administrative expenses
	(0.3)	(1.8)	Total before tax
	0.1	0.7	Income tax expense
	$(0.2)	$(1.1)	Net of tax
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

In March 2017, the FASB issued ASU 2017-07, Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires companies to present the service cost component of net benefit cost in the same line items in which they report compensation cost. Companies will present all other components of net benefit cost outside operating income, if this subtotal is presented. The effective date for the standard is for fiscal years beginning after December 15, 2017. Early adoption is permitted. We do not expect ASU 2017-07 to have a material impact to our consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP. The amendments in this update better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The effective date for the standard is for fiscal years beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of this standard on our consolidated financial statements.

2. ACQUISITIONS
In October 2017, we acquired Angie's Artisan Treats, LLC, maker of Angie's® BOOMCHICKAPOP® ready-to-eat popcorn, for a cash purchase price of $249.6 million, net of cash acquired and subject to working capital adjustments. Approximately $156.5 million has been classified as goodwill, of which $95.4 million is deductible for income tax purposes. Approximately $73.8 million and $10.3 million of the purchase price has been allocated to non-amortizing and amortizing intangible assets, respectively. The business is included in the Grocery & Snacks segment.
In April 2017, we acquired protein-based snacking businesses Thanasi Foods LLC, maker of Duke's® meat snacks, and BIGS LLC, maker of BIGS® seeds, for $217.6 million in cash, net of cash acquired, including working capital adjustments. Approximately $133.3 million has been classified as goodwill, of which $70.9 million is deductible for income tax purposes. Approximately $65.1 million and $16.1 million of the purchase price has been allocated to non-amortizing and amortizing intangible assets, respectively. These businesses are included in the Grocery & Snacks segment.
In September 2016, we acquired the operating assets of Frontera Foods, Inc. and Red Fork LLC, including the Frontera®, Red Fork®, and Salpica® brands. These businesses make authentic, gourmet Mexican food products and contemporary American cooking sauces.

We acquired the businesses for a cash purchase price of $108.2 million, net of cash acquired, including working capital adjustments. Approximately $39.5 million has been classified as goodwill and $47.1 million and $19.6 million has been classified as non-amortizing and amortizing intangible assets, respectively. The amount allocated to goodwill is deductible for tax purposes. These businesses are reflected principally within the Grocery & Snacks segment, and to a lesser extent within the Refrigerated & Frozen and International segments.
These acquisitions collectively contributed $37.4 million and $68.4 million to net sales during the second quarter and first half of fiscal 2018, respectively, and $6.4 million for each of the second quarter and first half of fiscal 2017.
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
Subsequent to the end of the second quarter of fiscal 2018, we entered into a definitive agreement to acquire the Sandwich Bros. of Wisconsin® business, maker of frozen breakfast and entree flatbread pocket sandwiches, for a cash purchase price of $87 million, net of cash acquired and subject to working capital adjustments. The business will be primarily included in the Refrigerated & Frozen segment. The transaction is expected to close in early calendar year 2018, subject to customary closing conditions, including the receipt of any applicable regulatory approvals.

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
The summary comparative financial results of the Lamb Weston business through the date of the Spinoff, included within discontinued operations, were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	November 26, 2017	November 27, 2016	November 26, 2017	November 27, 2016
Net sales	$—	$636.0	$—	$1,407.9
Income (loss) from discontinued operations before income taxes and equity method investment earnings	$—	$46.3	$(0.3)	$175.1
Income (loss) before income taxes and equity method investment earnings	—	46.3	(0.3)	175.1
Income tax expense (benefit)	—	39.1	(0.1)	88.6
Equity method investment earnings	—	5.3	—	15.9
Income (loss) from discontinued operations, net of tax	—	12.5	(0.2)	102.4
Less: Net income attributable to noncontrolling interests	—	3.2	—	6.8
Net income (loss) from discontinued operations attributable to Conagra Brands, Inc.	$—	$9.3	$(0.2)	$95.6
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
We entered into a transition services agreement in connection with the Lamb Weston Spinoff and recognized $0.8 million and $2.1 million of income for the performance of services during the second quarter and first half of fiscal 2018, respectively, classified within selling, general and administrative ("SG&A") expenses.

Private Brands Operations
On February 1, 2016, pursuant to the Stock Purchase Agreement, dated as of November 1, 2015, we completed the disposition of our Private Brands operations to TreeHouse Foods, Inc. for $2.6 billion in cash on a debt-free basis. Results of operations for the Private Brands business were immaterial for all periods presented.
We entered into a transition services agreement with TreeHouse Foods, Inc. and recognized $0.5 million and $5.4 million of income for the performance of services during the second quarter of fiscal 2018 and 2017, respectively, classified within selling, general and administrative expenses. We recognized $2.2 million and $11.5 million of transition services agreement income in the first half of fiscal 2018 and 2017, respectively.
Other Divestitures
During the fourth quarter of fiscal 2017, we signed an agreement to sell our Wesson® oil business, which is part of our Grocery & Snacks segment, to The J.M. Smucker Company ("Smucker"). The transaction is subject to certain customary closing conditions, including the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act"). On August 28, 2017, Smucker and the Company each received a request for additional information under the HSR Act (a "second request") from the U.S. Federal Trade Commission ("FTC") in connection with the FTC's review of the transaction. The agreement for the sale of the Wesson® oil business provides that, unless otherwise agreed upon by the Company and Smucker, if the closing of the transaction has not occurred on or prior to March 31, 2018 because HSR approval has not been received as of such date, then either party may terminate the agreement. The parties are cooperating fully with the FTC as it conducts its review of the transaction. The purchase price under the agreement is $285 million. The assets of this business have been reclassified as assets held for sale within our Condensed Consolidated Balance Sheets for all periods presented.
The assets classified as held for sale reflected in our Condensed Consolidated Balance Sheets related to the Wesson® oil business were as follows:

	November 26, 2017	May 28, 2017
Current assets	$45.8	$35.5
Noncurrent assets (including goodwill of $74.5 million)	95.5	95.5
During the first quarter of fiscal 2017, we completed the sales of our Spicetec Flavors & Seasonings business ("Spicetec") and our JM Swank business, each of which was part of our Commercial segment. Through the second quarter of fiscal 2017, we received $329.8 million and $159.3 million, respectively, in cash, net of cash included in the dispositions. We recognized pre-tax gains from the sales of $144.8 million and $52.9 million, respectively, in the first half of fiscal 2017. We entered into transition services agreements in connection with the sales of these businesses and recognized $0.2 million of income during the first half of fiscal 2018 and $1.0 million during the second quarter and first half of fiscal 2017, classified within selling, general and administrative expenses.
In addition, we are actively marketing certain other long-lived assets. These assets have been reclassified as assets held for sale within our Condensed Consolidated Balance Sheets for all periods presented. The balance of these noncurrent assets classified as held for sale was $5.0 million and $11.6 million within our Corporate segment at November 26, 2017 and May 28, 2017, respectively.

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

Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions initiated through the end of the second quarter of fiscal 2018, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of November 26, 2017, our Board of Directors has approved the incurrence of up to $900.9 million of expenses in connection with the SCAE Plan, including expenses allocated for the Private Brands and Lamb Weston operations. We have incurred or expect to incur approximately $464.8 million of charges ($320.7 million of cash charges and $144.1 million of non-cash charges) for actions identified to date under the SCAE Plan related to our continuing operations. In the second quarter and first half of fiscal 2018, we recognized charges of $7.1 million and $18.5 million, respectively, in association with the SCAE Plan related to our continuing operations. In the second quarter and first half of fiscal 2017, we recognized $19.8 million and $33.9 million, respectively, in association with the SCAE Plan related to our continuing operations. We expect to incur costs related to the SCAE Plan over a multi-year period.
We anticipate that we will recognize the following pre-tax expenses in association with the SCAE Plan related to our continuing operations (amounts include charges recognized from plan inception through the first half of fiscal 2018):

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Corporate	Total
Pension costs	$32.9	$1.5	$—	$—	$—	$34.4
Accelerated depreciation	32.2	18.6	—	—	1.2	52.0
Other cost of goods sold	10.0	2.1	—	—	—	12.1
Total cost of goods sold	75.1	22.2	—	—	1.2	98.5
Severance and related costs, net	26.0	10.3	3.4	7.9	103.4	151.0
Fixed asset impairment (net of gains on disposal)	5.9	6.9	—	—	11.2	24.0
Accelerated depreciation	—	—	—	—	4.7	4.7
Contract/lease cancellation expenses	0.9	0.6	0.6	—	86.2	88.3
Consulting/professional fees	1.1	0.4	0.1	—	54.1	55.7
Other selling, general and administrative expenses	16.1	3.2	—	—	23.3	42.6
Total selling, general and administrative expenses	50.0	21.4	4.1	7.9	282.9	366.3
Consolidated total	$125.1	$43.6	$4.1	$7.9	$284.1	$464.8
During the second quarter of fiscal 2018, we recognized the following pre-tax expenses for the SCAE Plan related to our continuing operations:

	Grocery & Snacks	International	Corporate	Total
Pension costs	$2.1	$—	$—	$2.1
Other cost of goods sold	1.3	—	—	1.3
Total cost of goods sold	3.4	—	—	3.4
Severance and related costs, net	(0.2)	0.9	0.6	1.3
Fixed asset impairment (net of gains on disposal)	(1.5)	—	—	(1.5)
Accelerated depreciation	—	—	0.7	0.7
Contract/lease cancellation expenses	0.1	—	(0.1)	—
Consulting/professional fees	0.1	—	0.4	0.5
Other selling, general and administrative expenses	2.1	—	0.6	2.7
Total selling, general and administrative expenses	0.6	0.9	2.2	3.7
Consolidated total	$4.0	$0.9	$2.2	$7.1
Included in the above table are $7.7 million of charges that have resulted or will result in cash outflows and net non-cash gains of $0.6 million.

During the first half of fiscal 2018, we recognized the following pre-tax expenses for the SCAE Plan related to our continuing operations:

	Grocery & Snacks	International	Corporate	Total
Pension costs	$2.1	$—	$—	$2.1
Accelerated depreciation	1.2	—	—	1.2
Other cost of goods sold	2.4	—	—	2.4
Total cost of goods sold	5.7	—	—	5.7
Severance and related costs, net	1.8	0.9	0.6	3.3
Fixed asset impairment (net of gains on disposal)	(1.4)	—	4.4	3.0
Accelerated depreciation	—	—	1.3	1.3
Contract/lease cancellation expenses	0.1	—	(0.1)	—
Consulting/professional fees	0.1	—	0.6	0.7
Other selling, general and administrative expenses	3.9	—	0.6	4.5
Total selling, general and administrative expenses	4.5	0.9	7.4	12.8
Consolidated total	$10.2	$0.9	$7.4	$18.5
Included in the above table are $12.5 million of charges that have resulted or will result in cash outflows and $6.0 million in non-cash charges.
We recognized the following cumulative (plan inception to November 26, 2017) pre-tax expenses related to the SCAE Plan related to our continuing operations in our Condensed Consolidated Statements of Earnings:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Corporate	Total
Pension costs	$35.0	$1.5	$—	$—	$—	$36.5
Accelerated depreciation	32.2	18.6	—	—	1.2	52.0
Other cost of goods sold	7.4	2.1	—	—	—	9.5
Total cost of goods sold	74.6	22.2	—	—	1.2	98.0
Severance and related costs, net	25.7	10.3	3.4	7.9	102.1	149.4
Fixed asset impairment (net of gains on disposal)	5.9	6.9	—	—	11.2	24.0
Accelerated depreciation	—	—	—	—	3.9	3.9
Contract/lease cancellation expenses	0.9	0.6	0.6	—	71.2	73.3
Consulting/professional fees	1.0	0.4	0.1	—	51.8	53.3
Other selling, general and administrative expenses	15.1	3.2	—	—	20.6	38.9
Total selling, general and administrative expenses	48.6	21.4	4.1	7.9	260.8	342.8
Consolidated total	$123.2	$43.6	$4.1	$7.9	$262.0	$440.8
Included in the above results are $298.0 million of charges that have resulted or will result in cash outflows and $142.8 million in non-cash charges. Not included in the above results are $130.2 million of pre-tax expenses ($84.5 million of cash charges and $45.7 million of non-cash charges) related to the Private Brands operations, which we sold in the third quarter of fiscal 2016, and $2.1 million of pre-tax expenses (all resulting in cash charges) related to Lamb Weston.

Liabilities recorded for the SCAE Plan related to our continuing operations and changes therein for the first half of fiscal 2018 were as follows:

	Balance at May 28, 2017	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at November 26, 2017
Pension costs	$31.8	$—	$—	$2.1	$33.9
Severance and related costs	13.8	4.0	(7.9)	(0.7)	9.2
Consulting/professional fees	0.6	0.7	(1.1)	—	0.2
Contract/lease cancellation	11.6	0.3	(3.6)	(0.3)	8.0
Other costs	1.9	6.5	(6.9)	—	1.5
Total	$59.7	$11.5	$(19.5)	$1.1	$52.8

5. LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

At November 26, 2017, we had a revolving credit facility (the "Facility") with a syndicate of financial institutions that provides for a maximum aggregate principal amount outstanding at any one time of $1.25 billion (subject to increase to a maximum aggregate principal amount of $1.75 billion with the consent of the lenders). As of November 26, 2017, we were in compliance with all financial covenants under the Facility.
During the second quarter of fiscal 2018, we issued $500.0 million aggregate principal amount of floating rate notes due October 9, 2020. The notes bear interest at a rate equal to three-month LIBOR plus 0.50% per annum.
During the third quarter of fiscal 2017, we repaid the remaining principal balance of $224.8 million of our 5.819% senior notes due 2017 and $248.2 million principal amount of our 7.0% senior notes due 2019, in each case prior to maturity, resulting in a net loss on early retirement of debt of $32.7 million.
In connection with the Spinoff (see Note 3), Lamb Weston issued to us $1.54 billion aggregate principal amount of senior notes (the "Lamb Weston notes"). On November 9, 2016, we exchanged the Lamb Weston notes for $250.2 million aggregate principal amount of our 5.819% senior notes due 2017, $880.4 million aggregate principal amount of our 1.9% senior notes due 2018, $154.9 million aggregate principal amount of our 2.1% senior notes due 2018, $86.9 million aggregate principal amount of our 7.0% senior notes due 2019, and $71.1 million aggregate principal amount of our 4.95% senior notes due 2020 (collectively, the "Conagra notes"), which had been purchased in the open market by certain investment banks prior to the Spinoff. Following the exchange, we canceled the Conagra notes. These actions resulted in a net loss of $60.6 million as a cost of early retirement of debt.
Net interest expense from continuing operations consists of:

	Thirteen weeks ended		Twenty-six weeks ended
	November 26, 2017	November 27, 2016	November 26, 2017	November 27, 2016
Long-term debt	$39.4	$56.6	$77.5	$117.5
Short-term debt	0.7	0.2	1.1	0.4
Interest income	(1.1)	(0.8)	(2.0)	(1.5)
Interest capitalized	(1.0)	(1.9)	(2.2)	(4.1)
	$38.0	$54.1	$74.4	$112.3

6. VARIABLE INTEREST ENTITIES
Variable Interest Entities Not Consolidated
We have variable interests in certain entities that we have determined to be variable interest entities, but for which we are not the primary beneficiary. We do not consolidate the financial statements of these entities.
We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements with these entities include fixed-price purchase options for the assets being leased. The lease agreements also contain contingent put options (the "lease put options") that allow the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease agreement in place (the "put price") in certain limited circumstances. As a result of substantial impairment charges related to our divested Private Brands operations, these lease put options are exercisable now and remain exercisable until generally 30 days after the end of the respective lease agreements. We are amortizing the difference between the put price and the estimated fair value (without a lease agreement in place) of each respective property over the remaining respective lease term within selling, general and administrative expenses. As of November 26, 2017 and May 28, 2017, the estimated amount by which the put prices exceeded the fair values of the related properties was $50.7 million, of which we had accrued $10.2 million and $8.4 million, respectively. In December 2017, subsequent to the second quarter of fiscal 2018, we purchased a building that had been subject to a put option. We will recognize a net loss of approximately $13 million for the early termination of the associated lease in our third quarter of fiscal 2018. Also in December 2017, we made an offer to purchase another property subject to a put option. We have not entered into a binding legal contract in connection with this offer. However, if our offer is accepted, we may recognize an estimated loss of $30 million to $40 million, upon closing of the transaction, for the early exit of an unfavorable lease contract. If this transaction is completed, we would have one remaining leased building subject to a put option for which the put option price exceeds the estimated fair value by $8.2 million, of which we had accrued $1.0 million, as of November 26, 2017. These leases, with the exception of one, are accounted for as operating leases. A capital lease asset and related lease obligation of $25.3 million and $28.9 million, respectively, were included in the Condensed Consolidated Balance Sheets as of November 26, 2017. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of these entities. In making this determination, we have considered, among other items, the terms of the lease agreements, the expected remaining useful lives of the assets leased, and the capital structure of the lessor entities.

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The change in the carrying amount of goodwill for the first half of fiscal 2018 was as follows:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Balance as of May 28, 2017	$2,439.1	$1,037.3	$253.6	$571.1	$4,301.1
Acquisitions	156.5	—	—	—	156.5
Purchase accounting adjustments	(1.5)	—	—	—	(1.5)
Currency translation	—	0.9	—	—	0.9
Balance as of November 26, 2017	$2,594.1	$1,038.2	$253.6	$571.1	$4,457.0
Other identifiable intangible assets were as follows:

	November 26, 2017		May 28, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$908.8	$—	$834.1	$—
Amortizing intangible assets	587.3	197.9	575.4	180.2
	$1,496.1	$197.9	$1,409.5	$180.2
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
Amortizing intangible assets, carrying a remaining weighted average life of approximately 14 years, are principally composed of customer relationships, licensing arrangements, and acquired intellectual property. Amortization expense was $8.7 million and $17.3 million for the second quarter and first half of fiscal 2018, respectively, and $8.1 million and $16.5 million for the second quarter and first half of fiscal 2017, respectively. Based on amortizing assets recognized in our Condensed Consolidated Balance Sheet as of November 26, 2017, amortization expense is estimated to average $34.0 million for each of the next five years.

8. DERIVATIVE FINANCIAL INSTRUMENTS
Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.
Commodity and commodity index futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of November 26, 2017, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through December 2018.
In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of November 26, 2017, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through August 2018.
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
All derivative instruments are recognized on our balance sheets at fair value (refer to Note 16 for additional information related to fair value measurements). The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with U.S. GAAP, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At November 26, 2017 and May 28, 2017, $0.9 million representing a right to reclaim cash collateral was included in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.
Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or an obligation to return cash collateral were reflected in our Condensed Consolidated Balance Sheets as follows:

	November 26, 2017	May 28, 2017
Prepaid expenses and other current assets	$4.2	$2.3
Other accrued liabilities	2.0	1.3
The following table presents our derivative assets and liabilities, at November 26, 2017, on a gross basis, prior to the setoff of $0.1 million to total derivative assets and $1.0 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$3.5	Other accrued liabilities	$1.0
Foreign exchange contracts	Prepaid expenses and other current assets	0.8	Other accrued liabilities	1.9
Other	Prepaid expenses and other current assets	—	Other accrued liabilities	0.1
Total derivatives not designated as hedging instruments		$4.3		$3.0
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

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Condensed Consolidated Statements of Earnings were as follows:

Derivatives Not Designated as Hedging Instruments	Location in Condensed Consolidated Statement of Earnings of Gains Recognized on Derivatives	Gains Recognized on Derivatives in Condensed Consolidated Statement of Earnings for the Thirteen Weeks Ended
		November 26, 2017	November 27, 2016
Commodity contracts	Cost of goods sold	$0.8	$1.6
Foreign exchange contracts	Cost of goods sold	2.2	1.4
Foreign exchange contracts	Selling, general and administrative expense	—	2.5
Total gains from derivative instruments not designated as hedging instruments		$3.0	$5.5

Derivatives Not Designated as Hedging Instruments	Location in Condensed Consolidated Statement of Earnings of Gains (Losses) Recognized on Derivatives	Gains (Losses) Recognized on Derivatives in Condensed Consolidated Statement of Earnings for the Twenty-six Weeks Ended
		November 26, 2017	November 27, 2016
Commodity contracts	Cost of goods sold	$1.4	$1.2
Foreign exchange contracts	Cost of goods sold	(5.8)	1.5
Foreign exchange contracts	Selling, general and administrative expense	0.3	1.3
Total gains (losses) from derivative instruments not designated as hedging instruments		$(4.1)	$4.0
As of November 26, 2017, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $81.6 million and $34.2 million for purchase and sales contracts, respectively. As of May 28, 2017, our open commodity contracts had a notional value of $76.8 million and $73.4 million for purchase and sales contracts, respectively. The notional amount of our foreign currency forward contracts as of November 26, 2017 and May 28, 2017 was $72.8 million and $81.9 million, respectively.
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
At November 26, 2017, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $0.9 million.

9. SHARE-BASED PAYMENTS
For the second quarter and first half of fiscal 2018, we recognized total stock-based compensation expense (including stock options, restricted stock units, cash-settled restricted stock units, and performance shares) of $12.3 million and $18.7 million, respectively. For the second quarter and first half of fiscal 2017, we recognized total stock-based compensation expense of $17.9 million and $32.7 million, respectively. These amounts are inclusive of discontinued operations. Included in the total stock-based compensation expense for the second quarter and first half of fiscal 2018 was expense of $0.1 million and $0.4 million, respectively, related to stock options granted by a subsidiary in the subsidiary's shares to the subsidiary's employees. The expense for these stock options for the second quarter and first half of fiscal 2017 was $0.3 million and $0.2 million, respectively. For the first half of fiscal 2018, we granted 0.8 million restricted stock units at a weighted average grant date price of $34.09 and 0.5 million performance shares at a weighted average grant date price of $33.82.
Performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goal for one-third of the target number of performance shares for the three-year performance period ending in fiscal 2018 (the "2018 performance period") is based on our fiscal 2016 earnings before interest, taxes, depreciation, and amortization ("EBITDA") return on capital. Another one-third of the target number of performance shares granted for the 2018 performance period is based on our fiscal 2017 EBITDA return on capital. The fiscal 2017 EBITDA return on capital target, when set, excluded the results of Lamb Weston. The performance goal for the last one-third of the target number of performance shares granted for the 2018 performance period is based on our fiscal 2018 diluted earnings per share ("EPS") compound annual growth rate ("CAGR"). In addition, for certain participants, all performance shares for the 2018 performance period are subject to an overarching EPS goal that must be met in each fiscal year of the 2018 performance period before any pay out can be made to such participants on the performance shares.
The performance goal for one-third of the target number of performance shares for the three-year performance period ending in fiscal 2019 (the "2019 performance period") is based on our fiscal 2017 EBITDA return on capital. The fiscal 2017 EBITDA return on capital target, when set, excluded the results of Lamb Weston. The performance goal for the final two-thirds of the target number of performance shares granted for the 2019 performance period is based on our diluted EPS CAGR, measured over the two-year period ending in fiscal 2019. In addition, for certain participants, all performance shares for the 2019 performance period are subject to an overarching EPS goal that must be met in each fiscal year of the 2019 performance period before any pay out can be made to such participants on the performance shares.
The performance goal for the three-year performance period ending in fiscal 2020 is based on our diluted EPS CAGR, measured over the defined performance period. In addition, for certain participants, all performance shares for the 2020 performance period are subject to an overarching EPS goal that must be met in each fiscal year of the 2020 performance period before any pay out can be made to such participants on the performance shares.
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

10. EARNINGS PER SHARE
Basic earnings per share is calculated on the basis of weighted average outstanding shares of common stock. Diluted earnings per share is computed on the basis of basic weighted average outstanding shares of common stock adjusted for the dilutive effect of stock options, restricted stock unit awards, and other dilutive securities.
The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended		Twenty-six weeks ended
	November 26, 2017	November 27, 2016	November 26, 2017	November 27, 2016
Net income available to Conagra Brands, Inc. common stockholders:
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$223.1	$113.7	$375.9	$212.1
Income from discontinued operations, net of tax, attributable to Conagra Brands, Inc. common stockholders	0.4	8.4	0.1	96.2
Net income attributable to Conagra Brands, Inc. common stockholders	$223.5	$122.1	$376.0	$308.3
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	—	0.3	—	0.8
Net income available to Conagra Brands, Inc. common stockholders	$223.5	$121.8	$376.0	$307.5
Weighted average shares outstanding:
Basic weighted average shares outstanding	406.5	437.7	411.1	438.4
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	3.9	3.6	4.0	3.7
Diluted weighted average shares outstanding	410.4	441.3	415.1	442.1
For both the second quarter and first half of fiscal 2018, there were 1.4 million stock options outstanding that were excluded from the computation of diluted weighted average shares because the effect was antidilutive. For the second quarter and first half of fiscal 2017, there were 1.5 million and 1.1 million stock options outstanding, respectively, that were excluded from the calculation.

11. INVENTORIES
The major classes of inventories were as follows:

	November 26, 2017	May 28, 2017
Raw materials and packaging	$204.2	$182.1
Work in process	124.9	91.9
Finished goods	682.2	612.9
Supplies and other	47.9	47.3
Total	$1,059.2	$934.2

12. INCOME TAXES
Income tax expense from continuing operations for the second quarter of fiscal 2018 and 2017 was $109.5 million and $78.4 million, respectively. Income tax expense from continuing operations for the first half of fiscal 2018 and 2017 was $229.5 million and $247.6 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) from continuing operations was 32.8% and 40.7% for the second quarter of fiscal 2018 and 2017, respectively. The effective tax rate from continuing operations was 37.8% and 53.8% for the first half of fiscal 2018 and 2017, respectively.
The effective tax rate in the second quarter of fiscal 2018 reflects the following:

•
an income tax benefit allowed upon the vesting/exercise of employee stock compensation awards by our employees, beyond that which is attributable to the original fair value of the awards upon the date of grant,

•	additional income tax expense related to state taxes, and

•	an income tax benefit related to a change in estimate of the income tax effect of undistributed foreign earnings for which the indefinite reinvestment assertion is no longer made.
The effective tax rate for the first half of fiscal 2018 reflects the above-cited items, as well as additional expense related to the repatriation of cash from foreign subsidiaries and the tax expense related to undistributed foreign earnings for which the indefinite reinvestment assertion is no longer made.
The effective tax rate in the second quarter of fiscal 2017 reflects the following:

•
an income tax benefit allowed upon the vesting/exercise of employee stock compensation awards by our employees, beyond that which is attributable to the original fair value of the awards upon the date of grant,

•	additional tax expense associated with a change in estimate regarding the tax basis of the Spicetec business that was sold in the first quarter of fiscal 2017, and

•	additional tax expense associated with non-deductible goodwill in our Mexican business, for which an impairment charge was recognized.
The effective tax rate for the first half of fiscal 2017 reflects the above-cited items, as well as the following:

•	additional tax expense associated with non-deductible goodwill sold in connection with the dispositions of the Spicetec and JM Swank businesses,

•	additional tax expense associated with non-deductible goodwill in our Canadian business, for which an impairment charge was recognized,

•
an income tax benefit for excess tax benefits allowed upon the vesting/exercise of employee stock compensation awards by our employees, beyond that which is attributable to the original fair value of the awards upon the date of grant, and

•	an income tax benefit associated with a tax planning strategy that allowed us to utilize certain state tax attributes.
The amount of gross unrecognized tax benefits for uncertain tax positions was $34.0 million as of November 26, 2017 and $39.3 million as of May 28, 2017. There were no balances included as of either November 26, 2017 or May 28, 2017, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The gross unrecognized tax benefits excluded related liabilities for gross interest and penalties of $7.1 million and $6.0 million as of November 26, 2017 and May 28, 2017, respectively.

The net amount of unrecognized tax benefits at November 26, 2017 and May 28, 2017 that, if recognized, would impact the Company's effective tax rate was $25.7 million and $31.6 million, respectively. Included in those amounts is $6.6 million and $15.6 million, respectively, that would be reported in discontinued operations. Recognition of these tax benefits would have a favorable impact on the Company's effective tax rate.
We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $9.4 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.
As of November 26, 2017 and May 28, 2017, we had a deferred tax asset of $1.09 billion and $1.08 billion, respectively, that was generated from the capital loss realized on the sale of the Private Brands operations with corresponding valuation allowances of $995.1 million and $990.9 million, respectively, to reflect the uncertainty regarding the ultimate realization of the tax asset. During the first half of fiscal 2018, the balance of the deferred tax asset was adjusted for the impact of state law changes, realization of certain tax attributes, and the settlement of certain tax indemnity claims under the contract terms of the Private Brands sale.
Historically, we have not provided U.S. deferred taxes on the cumulative undistributed earnings of our foreign subsidiaries. During the first quarter of fiscal 2018, we decided to repatriate certain cash balances then held in Italy, Canada, Mexico, the Netherlands, and Luxembourg due to the timing of cash flows in connection with certain business acquisition and divestiture activity, as well as forecasted levels of short-term borrowings. We repatriated $151.3 million during the second quarter of fiscal 2018. The cash repatriation resulted in the repatriation of $115.0 million in previously undistributed earnings of our foreign subsidiaries. As a result of the repatriation, we have recognized $11.8 million of income tax expense in the first half of fiscal 2018.
In conjunction with this repatriation, we have determined that additional previously undistributed earnings of certain foreign subsidiaries no longer meet the requirements for indefinite reinvestment under applicable accounting guidance and, therefore, recognized an additional $6.8 million of income tax expense in the first half of fiscal 2018.
An additional $2.5 million and $6.8 million of income tax expense was recognized in the second quarter and first half of fiscal 2018, respectively, primarily related to a valuation allowance on foreign tax credits generated in the current year and prior periods.
We continue to believe the remaining undistributed earnings of our foreign subsidiaries, after taking into account the above transactions, are indefinitely reinvested and therefore have not provided any additional U.S. deferred taxes.
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. We are in the process of evaluating the impact of the recently enacted law to our Condensed Consolidated Financial Statements. The impact is expected to be material to the Condensed Consolidated Financial Statements.

13. CONTINGENCIES

We are a party to various environmental proceedings and litigation, primarily related to our acquisition in fiscal 1991 of Beatrice Company ("Beatrice"). As a result of the acquisition of Beatrice and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, our condensed consolidated post-acquisition financial statements reflect liabilities associated with the estimated resolution of these contingencies. Such liabilities include various litigation and environmental proceedings related to businesses divested by Beatrice prior to our acquisition of Beatrice. The litigation proceedings include suits against a number of lead paint and pigment manufacturers, including ConAgra Grocery Products Company, LLC, a wholly owned subsidiary of the Company ("ConAgra Grocery Products"), and the Company as alleged successors to W. P. Fuller Co., a lead paint and pigment manufacturer owned and operated by a predecessor to Beatrice from 1962 until 1967. Although decisions favorable to us have been rendered in Rhode Island, New Jersey, Wisconsin, and Ohio, we remain a defendant in active suits in Illinois and California. The Illinois suit seeks class-wide relief for reimbursement of costs associated with the testing of lead levels in blood. In California, a number of cities and counties joined in a consolidated action seeking abatement of the alleged public nuisance. On September 23, 2013, a trial of the California case concluded in the Superior Court of California for the County of Santa Clara, and on January 27, 2014, the court entered a judgment (the "Judgment") against ConAgra Grocery Products and two other defendants ordering the creation of a California abatement fund in the amount of $1.15 billion. Liability is joint and several. The Company appealed the Judgment, and on November 14, 2017 the California Court of Appeal for the Sixth Appellate District reversed in part, holding that the defendants were not liable to pay for abatement of homes built after 1950, but affirmed the Judgment as to homes built before 1951 and remanded to the trial court with directions to recalculate the sum to be paid into the abatement fund. The Company has petitioned the California Supreme Court for further review of the decision, which the Company believes to be an unprecedented expansion of current California law. In light of the unsettled nature of California public nuisance law and the ongoing appeal, a loss is considered neither probable nor estimable, and the Company has accordingly not accrued any loss related to this case.  In addition, it is not possible to estimate exposure in the remaining case in Illinois, which is based on different legal theories. If ultimately necessary, the Company will look to its insurance policies for coverage; its carriers are on notice. However, the extent of insurance coverage is uncertain, and the Company cannot assure that the final resolution of these matters will not have a material adverse effect on its financial condition, results of operations, or liquidity.

The current environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's possible status as a potentially responsible party at approximately 40 Superfund, proposed Superfund, or state-equivalent sites (the "Beatrice sites"). These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. In the past five years, Beatrice has paid or is in the process of paying its liability share at 31 of these sites. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $52.8 million as of November 26, 2017, a majority of which relates to the Superfund and state-equivalent sites referenced above. During the third quarter of fiscal 2017, a final Remedial Investigation/Feasibility Study was submitted for the Southwest Properties portion of the Wells G&H Superfund site, which is one of the Beatrice sites. The U.S. Environmental Protection Agency (the "EPA") issued a Record of Decision (the "ROD") for the Southwest Properties portion of the site on September 29, 2017, and will subsequently enter into negotiations with potentially responsible parties to determine final responsibility for implementing the ROD.
In June 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina. This facility was the primary production facility for our Slim Jim® branded meat snacks. In June 2009, the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives announced its determination that the explosion was the result of an accidental natural gas release and not a deliberate act. During the fourth quarter of fiscal 2011, we settled our property and business interruption claims related to the Garner accident with our insurance providers. During the fourth quarter of fiscal 2011, Jacobs Engineering Group Inc. ("Jacobs"), our engineer and project manager at the site, filed a declaratory judgment action against us seeking indemnity for personal injury claims brought against it as a result of the accident. During the first quarter of fiscal 2012, our motion for summary judgment was granted and the suit was dismissed without prejudice on the basis that the suit was filed prematurely. In the third quarter of fiscal 2014, Jacobs refiled its action seeking indemnity. On March 25, 2016, a Douglas County jury in Nebraska rendered a verdict in favor of Jacobs and against us in the amount of $108.9 million plus post-judgment interest. We filed our Notice of Appeal in September 2016, and the case is awaiting decision by the Nebraska Supreme Court. The appeal will be decided directly by the Nebraska Supreme Court. Although our insurance carriers have provided customary notices of reservation of their rights under the policies of insurance, we expect any ultimate exposure in this case to be limited to the applicable insurance deductible.
We are party to a number of putative class action lawsuits challenging various product claims made in the Company's product labeling. These matters include Briseno v. ConAgra Foods, Inc., in which it is alleged that the labeling for Wesson® oils as 100% natural is false and misleading because the oils contain genetically modified plants and organisms. In February 2015, the U.S. District Court for the Central District of California granted class certification to permit plaintiffs to pursue state law claims. The Company appealed to the United States Court of Appeals for the Ninth Circuit, which affirmed class certification in January 2017. The United States Supreme Court declined to review the decision and the case has been remanded to the trial court for further proceedings. While we cannot predict with certainty the results of this or any other legal proceeding, we do not expect this matter to have a material adverse effect on our financial condition, results of operations, or business.
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
Lamb Weston is a party to a warehouse services agreement with a third-party warehouse provider through July 2035. Under this agreement, Lamb Weston is required to make payments for warehouse services based on the quantity of goods stored and other service factors. We have guaranteed the warehouse provider that we will make the payments required under the agreement in the event that Lamb Weston fails to perform. Minimum payments of $1.5 million per month are required under this agreement. It is not possible to determine the maximum amount of the payment obligations under this agreement. Upon completion of the Spinoff, we recognized a liability for the estimated fair value of this guarantee. As of November 26, 2017, the amount of this guarantee, recorded in other noncurrent liabilities, was $28.9 million.

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
We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements contain put options exercisable now and remain exercisable until generally 30 days after the end of the respective lease agreements, that allow the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease in place. We have financial exposure with respect to these entities in the event we are required to purchase the leased buildings for a price in excess of the then current fair value under the applicable lease purchase options. We are amortizing the difference between the put price and the estimated fair value (without a lease agreement in place) of each respective property over the remaining respective lease term within selling, general and administrative expenses. As of November 26, 2017 and May 28, 2017, the estimated amount by which the put prices exceeded the fair values of the related properties was $50.7 million, of which we had accrued $10.2 million and $8.4 million, respectively. In December 2017, subsequent to the second quarter of fiscal 2018, we purchased a building that had been subject to a put option. We will recognize a net loss of approximately $13 million for the early termination of the associated lease in our third quarter of fiscal 2018. Also in December 2017, we made an offer to purchase another property subject to a put option. We have not entered into a binding legal contract in connection with this offer. However, if our offer is accepted, we may recognize an estimated loss of $30 million to $40 million, upon closing of the transaction, for the early exit of an unfavorable lease contract. If this transaction is completed, we would have one remaining leased building subject to a put option for which the put option price exceeds the estimated fair value by $8.2 million, of which we had accrued $1.0 million, as of November 26, 2017.
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
During the second quarter of fiscal 2018, we approved the amendment of our salaried and non-qualified pension plans effective as of December 31, 2017. The amendment will freeze the compensation and service periods used to calculate pension benefits for active employees who participate in the plans. Beginning January 1, 2018, impacted employees will not accrue additional benefit for future service and eligible compensation received under these plans.
As a result of the amendment, we were required to remeasure our pension plan liability as of September 30, 2017. In connection with the remeasurement, we updated the effective discount rate assumption from 3.90% to 3.78%. The curtailment and related remeasurement resulted in a net decrease to the underfunded status of the pension plans by $43.5 million with a corresponding benefit within other comprehensive income (loss) for the second quarter of fiscal 2018. In addition, we recorded charges of $3.4 million and $0.7 million reflecting the write-off of actuarial losses in excess of 10% of our pension liability and a curtailment charge, respectively.

Components of pension benefit and other postretirement benefit costs are (includes amounts related to discontinued operations):

	Pension Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	November 26, 2017	November 27, 2016	November 26, 2017	November 27, 2016
Service cost	$13.2	$15.9	$25.9	$32.6
Interest cost	27.7	29.9	55.9	59.9
Expected return on plan assets	(54.6)	(53.9)	(108.8)	(107.7)
Amortization of prior service cost	0.7	0.7	1.4	1.3
Recognized net actuarial loss	3.4	—	3.4	—
Special termination benefits	—	1.5	—	1.5
Curtailment loss	0.7	—	0.7	—
Benefit cost (benefit) — Company plans	(8.9)	(5.9)	(21.5)	(12.4)
Pension benefit cost — multi-employer plans	4.2	2.8	5.7	5.1
Total benefit cost (benefit)	$(4.7)	$(3.1)	$(15.8)	$(7.3)

	Postretirement Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	November 26, 2017	November 27, 2016	November 26, 2017	November 27, 2016
Service cost	$—	$0.1	$—	$0.1
Interest cost	0.9	1.0	1.8	2.1
Amortization of prior service benefit	(0.8)	(1.6)	(1.6)	(3.3)
Recognized net actuarial loss	—	0.1	—	0.2
Total cost (benefit)	$0.1	$(0.4)	$0.2	$(0.9)
The Company uses a split discount rate (spot-rate approach) for the U.S. plans and certain foreign plans. The spot-rate approach applies separate discount rates for each projected benefit payment in the calculation of pension service and interest cost.
The weighted-average discount rates for service and interest costs under the spot-rate approach used for pension benefit cost from May 29, 2017 through September 30, 2017, were 4.19% and 3.26%, respectively. The weighted-average discount rates for service and interest costs subsequent to September 30, 2017 are 4.04% and 3.24%, respectively.
During the second quarter and first half of fiscal 2018, we contributed $2.3 million and $6.1 million, respectively, to our pension plans and contributed $3.0 million and $6.9 million, respectively, to our other postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $6.8 million to our pension plans for the remainder of fiscal 2018. We anticipate making further contributions of approximately $11.8 million to our other postretirement plans during the remainder of fiscal 2018. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.
During the second quarter of fiscal 2018, we recorded an expense of $2.1 million related to our expected incurrence of certain multi-employer pension plan withdrawal costs. This expense has been included in restructuring activities.

15. STOCKHOLDERS' EQUITY
The following table presents a reconciliation of our stockholders' equity accounts for the twenty-six weeks ended November 26, 2017:

	Conagra Brands, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 28, 2017	567.9	$2,839.7	$1,171.9	$4,247.0	$(212.9)	$(4,054.9)	$87.0	$4,077.8
Stock option and incentive plans			(5.1)	0.2		27.0		22.1
Spinoff of Lamb Weston				15.5				15.5
Currency translation adjustment, net					19.9			19.9
Repurchase of common shares						(580.0)		(580.0)
Unrealized gain on securities					0.4			0.4
Derivative adjustment, net					0.7			0.7
Activities of noncontrolling interests							1.8	1.8
Pension and postretirement healthcare benefits					26.7			26.7
Dividends declared on common stock; $0.425 per share				(174.4)				(174.4)
Net income attributable to Conagra Brands, Inc.				376.0				376.0
Balance at November 26, 2017	567.9	$2,839.7	$1,166.8	$4,464.3	$(165.2)	$(4,607.9)	$88.8	$3,786.5
On November 9, 2016, we completed the Spinoff of the Lamb Weston business. During the first half of fiscal 2018, the income tax basis of certain Lamb Weston assets and liabilities were finalized. The adjustment to Retained Earnings was recorded to reflect the adjustment to deferred income taxes.

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of November 26, 2017:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$3.3	$0.9	$—	$4.2
Available-for-sale securities	4.3	—	—	4.3
Total assets	$7.6	$0.9	$—	$8.5
Liabilities:
Derivative liabilities	$—	$2.0	$—	$2.0
Deferred compensation liabilities	53.7	—	—	53.7
Total liabilities	$53.7	$2.0	$—	$55.7
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
Certain assets and liabilities, including long-lived assets, goodwill, and cost and equity investments, are measured at fair value on a nonrecurring basis.
In the first quarter of fiscal 2018, a charge of $4.7 million was recognized in the Corporate segment for the impairment of certain long-lived assets. The impairment was measured based upon the estimated sales price of the assets.
In the second quarter and first half of fiscal 2017, we recognized goodwill impairment charges in the International segment of $43.9 million and $183.1 million, respectively. See Note 7 for discussion of the methodology employed to measure this impairment. We also recognized an impairment of an indefinite-lived brand totaling $24.4 million in the International segment in the first quarter of fiscal 2017. The fair value of the brand was estimated using the "Relief From Royalty" method.
The carrying amount of long-term debt (including current installments) was $3.46 billion as of November 26, 2017 and $2.97 billion as of May 28, 2017. Based on current market rates, the fair value of this debt (level 2 liabilities) at November 26, 2017 and May 28, 2017, was estimated at $3.80 billion and $3.32 billion, respectively.

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

	Thirteen weeks ended		Twenty-six weeks ended
	November 26, 2017	November 27, 2016	November 26, 2017	November 27, 2016
Net sales
Grocery & Snacks	$900.4	$853.2	$1,646.2	$1,610.4
Refrigerated & Frozen	758.1	740.7	1,373.8	1,345.3
International	220.3	211.4	411.2	406.1
Foodservice	294.6	283.1	546.4	551.1
Commercial	—	—	—	71.1
Total net sales	$2,173.4	$2,088.4	$3,977.6	$3,984.0
Operating profit
Grocery & Snacks	$199.8	$220.2	$376.0	$400.7
Refrigerated & Frozen	128.5	118.0	230.4	210.2
International	20.2	(26.7)	39.1	(175.9)
Foodservice	47.4	31.9	70.6	53.6
Commercial	—	(0.5)	—	202.8
Total operating profit	$395.9	$342.9	$716.1	$691.4
Equity method investment earnings	20.6	17.2	50.6	30.3
General corporate expense	44.9	113.3	85.1	148.9
Interest expense, net	38.0	54.1	74.4	112.3
Income tax expense	109.5	78.4	229.5	247.6
Income from continuing operations	$224.1	$114.3	$377.7	$212.9
Less: Net income attributable to noncontrolling interests of continuing operations	1.0	0.6	1.8	0.8
Income from continuing operations attributable to Conagra Brands, Inc.	$223.1	$113.7	$375.9	$212.1
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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended		Twenty-six weeks ended
	November 26, 2017	November 27, 2016	November 26, 2017	November 27, 2016
Net derivative gains (losses) incurred	$3.0	$3.0	$(4.4)	$2.7
Less: Net derivative gains (losses) allocated to reporting segments	(4.1)	3.8	(5.5)	2.8
Net derivative gains (losses) recognized in general corporate expenses	$7.1	$(0.8)	$1.1	$(0.1)
Net derivative gains (losses) allocated to Grocery & Snacks	$(0.4)	$2.4	$(1.0)	$2.0
Net derivative gains allocated to Refrigerated & Frozen	0.1	0.7	0.1	0.5
Net derivative gains (losses) allocated to International	(3.7)	0.2	(4.4)	0.2
Net derivative gains (losses) allocated to Foodservice	(0.1)	0.5	(0.2)	0.2
Net derivative losses allocated to Commercial	—	—	—	(0.1)
Net derivative gains (losses) included in segment operating profit	$(4.1)	$3.8	$(5.5)	$2.8
As of November 26, 2017, the cumulative amount of net derivative losses from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $1.9 million. This amount reflected net losses of $0.6 million incurred during the twenty-six weeks ended November 26, 2017, as well as net losses of $1.3 million incurred prior to fiscal 2018. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results losses of $1.8 million in fiscal 2018 and losses of $0.1 million in fiscal 2019 and thereafter.

Assets by Segment

The majority of our manufacturing assets are shared across multiple reporting segments. Output from these facilities used by each reporting segment can change over time. Also, working capital balances are not tracked by reporting segment. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment. Total depreciation expense was $55.6 million and $111.7 million for the second quarter and first half of fiscal 2018, respectively, and $58.2 million and $117.0 million for the second quarter and first half of fiscal 2017, respectively.
Other Information
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 24% of consolidated net sales in each of the second quarter and first half of fiscal 2018 and 2017, primarily in the Grocery & Snacks and Refrigerated & Frozen segments.
Wal-Mart Stores, Inc. and its affiliates accounted for approximately 28% and 26% of consolidated net receivables as of November 26, 2017 and May 28, 2017, respectively, primarily in the Grocery & Snacks and Refrigerated & Frozen segments.
We offer certain suppliers access to a third-party service that allows them to view our scheduled payments online. The third party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third party, or any financial institutions concerning this service. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of November 26, 2017, $68.7 million of our total accounts payable is payable to suppliers who utilize this third-party service.

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
Readers of this report should understand that these forward-looking statements are not guarantees of performance or results. Forward-looking statements provide our current expectations and beliefs concerning future events and are subject to risks, uncertainties, and factors relating to our business and operations, all of which are difficult to predict and could cause our actual results to differ materially the expectations expressed in or implied by such forward-looking statements. Such risks, uncertainties, and factors include, among other things: changes in federal and state tax laws, including the recently enacted U.S. tax reform legislation; the ability and timing to obtain required regulatory approvals and satisfy other closing conditions for the pending Wesson® oil divestiture and the pending acquisition of the Sandwich Bros. of Wisconsin® business; our ability to achieve the intended benefits of acquisitions and divestitures, including the recent Spinoff (as defined below) of our Lamb Weston business, the recent acquisition of Angie’s Artisan Treats, LLC, the proposed divestiture of the Wesson® oil business, and the proposed acquisition of the Sandwich Bros. of Wisconsin® business; general economic and industry conditions; our ability to successfully execute our long-term value creation strategy; our ability to access capital; our ability to execute our operating and restructuring plans and achieve our targeted operating efficiencies from cost-saving initiatives and to benefit from trade optimization programs; the effectiveness of our hedging activities and our ability to respond to volatility in commodities; the competitive environment and related market conditions; our ability to respond to changing consumer preferences and the success of our innovation and marketing investments; the ultimate impact of any product recalls and litigation, including litigation related to the lead paint and pigment matters; actions of governments and regulatory factors affecting our businesses; the availability and prices of raw materials, including any negative effects caused by inflation or weather conditions; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges; the costs, disruption, and diversion of management's attention associated with campaigns commenced by activist investors; and other risks described in our Annual Report on Form 10-K and other reports we file with the Securities and Exchange Commission (the "SEC"). We caution readers not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no responsibility to update these statements.
The discussion that follows should be read together with the unaudited Condensed Consolidated Financial Statements and related notes contained in this report and with the financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended May 28, 2017 and subsequent filings with the SEC. Results for the second quarter of fiscal 2018 are not necessarily indicative of results that may be attained in the future.
Fiscal 2018 Second Quarter Executive Overview
Conagra Brands, Inc. (the "Company", "we", "us", or "our"), headquartered in Chicago, is one of North America's leading branded food companies. Guided by an entrepreneurial spirit, the Company combines a rich heritage of making great food with a sharpened focus on innovation. The Company's portfolio is evolving to satisfy people's changing food preferences. Its iconic brands such as Marie Callender's®, Reddi-wip®, Hunt's®, Healthy Choice®, Slim Jim®, and Orville Redenbacher's®, as well as emerging brands, including Alexia®, Angie's® BOOMCHICKAPOP®, Blake's®, Duke's®, and Frontera®, offer choices for every occasion.
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
In the first quarter of fiscal 2017, we completed the sales of our Spicetec Flavors & Seasonings business ("Spicetec") and our JM Swank business for combined proceeds of $489.1 million. The results of operations of Spicetec and JM Swank are included in the Commercial segment.

In the second quarter of fiscal 2018, earnings reflected the impact of increased sales volumes, primarily the result of hurricane-related sales, and a gross margin increase in the Foodservice segment, as well as higher operating profit primarily in the Refrigerated & Frozen and Foodservice segments. The improved operating performance also reflected an increase in equity method investment earnings and lower interest expense, in each case compared to the second quarter of fiscal 2017. Overall operating performance was impacted by higher-than-anticipated inflation, hurricane-related costs, and increased investments to drive distribution and consumer trial.
Diluted earnings per share in the second quarter of fiscal 2018 were $0.54. Diluted earnings per share in the second quarter of fiscal 2017 were $0.28, including earnings of $0.26 per diluted share from continuing operations and $0.02 per diluted share from discontinued operations. Several significant items affect the comparability of year-over-year results of continuing operations (see "Items Impacting Comparability" below).
Items Impacting Comparability
Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions is discussed in the segment review below.
Items of note impacting comparability for the second quarter of fiscal 2018 included the following:

•	charges totaling $7.1 million ($4.6 million after-tax) in connection with our SCAE Plan (as defined below),

•	charges totaling $7.8 million ($5.0 million after-tax) associated with costs incurred for acquisitions and planned divestitures,

•	charges totaling $4.1 million ($2.5 million after-tax) related to a remeasurement of our salaried and non-qualified pension plan liability, and

•
an income tax benefit of $5.3 million related to an adjustment to the estimated tax expense resulting from the repatriation of cash during the second quarter from foreign subsidiaries and the tax expense related to the earnings of foreign subsidiaries previously deemed to be permanently invested.

Items of note impacting comparability for the second quarter of fiscal 2017 included the following:

•	charges totaling $60.6 million ($39.2 million after-tax) related to the early retirement of debt,

•	charges totaling $43.9 million ($40.7 million after-tax) related to the impairment of goodwill in our International segment,

•	charges totaling $19.8 million ($12.9 million after-tax) in connection with our SCAE Plan, and

•	an income tax expense of $7.4 million associated with a change in a valuation allowance on a deferred tax asset due to a change in the estimated capital gain on the Spicetec divestiture.
Items of note impacting comparability for the first half of fiscal 2018 included the following:

•	charges totaling $18.5 million ($12.0 million after-tax) in connection with our SCAE Plan,

•	charges totaling $8.6 million ($5.5 million after-tax) associated with costs incurred for acquisitions and planned divestitures,

•	charges totaling $4.1 million ($2.5 million after-tax) related to the pension remeasurement, and

•
an income tax charge of $22.5 million associated with the repatriation of cash during the second quarter from foreign subsidiaries and the tax expense related to the earnings of foreign subsidiaries previously deemed to be permanently invested.

Items of note impacting comparability for the first half of fiscal 2017 included the following:

•	charges totaling $207.5 million ($190.2 million after-tax) related to the impairment of goodwill and other intangible assets in our International segment,

•	gains totaling $197.7 million ($67.6 million after-tax) from the divestiture of the Spicetec and JM Swank businesses,

•	charges totaling $60.6 million ($39.2 million after-tax) related to the early retirement of debt,

•	charges totaling $33.9 million ($22.0 million after-tax) in connection with our SCAE Plan, and

•	an income tax benefit of $7.5 million associated with a tax planning strategy that allowed us to utilize certain state tax attributes.

Acquisitions
Subsequent to the end of the second quarter of fiscal 2018, we entered into a definitive agreement to acquire the Sandwich Bros. of Wisconsin® business, maker of frozen breakfast and entree flatbread pocket sandwiches, for a cash purchase price of $87 million, net of cash acquired and subject to working capital adjustments. The business will be primarily included in the Refrigerated & Frozen segment. The transaction is expected to close in early calendar year 2018, subject to customary closing conditions, including the receipt of any applicable regulatory approvals.
In October 2017, we acquired Angie's Artisan Treats, LLC, maker of Angie's® BOOMCHICKAPOP® ready-to-eat popcorn, for a cash purchase price of $249.6 million, net of cash acquired and subject to working capital adjustments. The business is primarily included in the Grocery & Snacks segment.
In April 2017, we acquired protein-based snacking businesses Thanasi Foods LLC, maker of Duke's® meat snacks, and BIGS LLC, maker of BIGS® seeds, for $217.6 million in cash, net of cash acquired. These businesses are included in the Grocery & Snacks segment.
In September 2016, we acquired the operating assets of Frontera Foods, Inc. and Red Fork LLC, including the Frontera®, Red Fork®, and Salpica® brands. These businesses make authentic, gourmet Mexican food products and contemporary American cooking sauces. We acquired the businesses for $108.2 million in cash, net of cash acquired. These businesses are included principally in the Grocery & Snacks segment, and to a lesser extent within the Refrigerated & Frozen and International segments.
Divestitures
During the fourth quarter of fiscal 2017, we signed an agreement to sell our Wesson® oil business, which is part of our Grocery & Snacks segment, to The J.M. Smucker Company ("Smucker"). The transaction is subject to certain customary closing conditions, including the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act"). On August 28, 2017, Smucker and the Company each received a request for additional information under the HSR Act (a "second request") from the U.S. Federal Trade Commission ("FTC") in connection with the FTC's review of the transaction. The agreement for the sale of the Wesson® oil business provides that, unless otherwise agreed upon by the Company and Smucker, if the closing of the transaction has not occurred on or prior to March 31, 2018 because HSR approval has not been received as of such date, then either party may terminate the agreement. The parties are cooperating fully with the FTC as it conducts its review of the transaction.
On November 9, 2016, we completed the Spinoff of Lamb Weston. The results of operations of the Lamb Weston business have been reclassified to discontinued operations for all periods presented.
In the first quarter of fiscal 2017, we completed the sales of our Spicetec and Flavors & Seasonings business ("Spicetec") and JM Swank business for combined proceeds of $489.1 million. The results of operations of Spicetec and JM Swank are included in the Commercial segment.
Restructuring Plans
In May 2013, we announced the Supply Chain and Administrative Efficiency Plan (the "SCAE Plan"), our plan to integrate and restructure the operations of our Private Brands business, improve selling, general and administrative ("SG&A") effectiveness and efficiencies, and optimize our supply chain network, manufacturing assets, dry distribution centers, and mixing centers. In fiscal 2016, we announced plans to realize efficiency benefits by reducing SG&A expenses and enhancing trade spend processes and tools, which plans were included as part of the SCAE Plan. Although we divested the Private Brands business, we have continued to implement the SCAE Plan, including by working to optimize our supply chain network, pursue cost reductions through our SG&A functions, enhance trade spend processes and tools, and improve productivity.
Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions initiated through the end of the second quarter of fiscal 2018, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of November 26, 2017, the Board of Directors of the Company has approved the incurrence of up to $900.9 million of expenses in connection with the SCAE Plan, including expenses allocated for the Private Brands and Lamb Weston operations. We have incurred or expect to incur approximately $464.8 million of charges ($320.7 million of cash charges and $144.1 million of non-cash charges) for actions identified to date under the SCAE Plan related to our continuing operations. In the second quarter and first half of fiscal 2018, we recognized charges of $7.1 million and $18.5 million, respectively, in association with the SCAE Plan related to our continuing operations. In the second quarter and first half of fiscal 2017, we recognized charges of $19.8 million and 33.9 million, respectively, in association with the SCAE Plan related to our continuing operations. We expect to incur costs related to the SCAE Plan over a multi-year period.

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
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended		Twenty-six weeks ended
($ in millions)	November 26, 2017	November 27, 2016	November 26, 2017	November 27, 2016
Net derivative gains (losses) incurred	$3.0	$3.0	$(4.4)	$2.7
Less: Net derivative gains (losses) allocated to reporting segments	(4.1)	3.8	(5.5)	2.8
Net derivative gains (losses) recognized in general corporate expenses	$7.1	$(0.8)	$1.1	$(0.1)
Net derivative gains (losses) allocated to Grocery & Snacks	$(0.4)	$2.4	$(1.0)	$2.0
Net derivative gains allocated to Refrigerated & Frozen	0.1	0.7	0.1	0.5
Net derivative gains (losses) allocated to International	(3.7)	0.2	(4.4)	0.2
Net derivative gains (losses) allocated to Foodservice	(0.1)	0.5	(0.2)	0.2
Net derivative losses allocated to Commercial	—	—	—	(0.1)
Net derivative gains (losses) included in segment operating profit	$(4.1)	$3.8	$(5.5)	$2.8

As of November 26, 2017, the cumulative amount of net derivative losses from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $1.9 million. This amount reflected net losses of $0.6 million incurred during the twenty-six weeks ended November 26, 2017, as well as net losses of $1.3 million incurred prior to fiscal 2018. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results losses of $1.8 million in fiscal 2018 and losses of $0.1 million in fiscal 2019 and thereafter.
Net Sales

	Net Sales
($ in millions)	Thirteen weeks ended			Twenty-six weeks ended
Reporting Segment	November 26, 2017	November 27, 2016	% Inc (Dec)	November 26, 2017	November 27, 2016	% Inc (Dec)
Grocery & Snacks	$900.4	$853.2	6%	$1,646.2	$1,610.4	2%
Refrigerated & Frozen	758.1	740.7	2%	1,373.8	1,345.3	2%
International	220.3	211.4	4%	411.2	406.1	1%
Foodservice	294.6	283.1	4%	546.4	551.1	(1)%
Commercial	—	—	—%	—	71.1	(100)%
Total	$2,173.4	$2,088.4	4%	$3,977.6	$3,984.0	—%
Net sales for the second quarter of fiscal 2018 were $2.17 billion, an increase of $85.0 million, or 4%, from the second quarter of fiscal 2017. Net sales for the first half of fiscal 2018 were $3.98 billion, a decrease of $6.4 million, or flat, from the first half of fiscal 2017.
Grocery & Snacks net sales for the second quarter of fiscal 2018 were $900.4 million, an increase of $47.2 million, or 6%, compared to the second quarter of fiscal 2017. Grocery & Snacks net sales for the first half of fiscal 2018 were $1.65 billion, an increase of $35.8 million, or 2%, compared to the first half of fiscal 2017. Results for the second quarter of fiscal 2018 reflected a 3% increase in volumes, excluding the impact of acquisitions. The increase in sales volumes was driven by the recent hurricanes through inventory builds in both customer warehouses and consumer pantries in the second quarter of fiscal 2018, which are expected to negatively impact the third quarter of fiscal 2018. Price/mix decreased by 1% in the second quarter of fiscal 2018, compared to the second quarter of fiscal 2017, as a result of investing in higher quality merchandising events intended to drive increased brand saliency with consumers. Results for the first half of fiscal 2018 reflected a 1% decrease in volumes, excluding the impact of acquisitions, reflecting the prior quarter reduction in promotional intensity and planned discontinuation of certain lower-performing products. The acquisitions of Thanasi Foods LLC, BIGS LLC, and Angie's Artisan Treats, LLC contributed $26.4 million and $47.4 million to Grocery & Snacks net sales for the second quarter and first half of fiscal 2018, respectively. The acquisition of Frontera Foods, Inc. and Red Fork LLC contributed $2.1 million and $8.6 million for the second quarter and first half of fiscal 2018, respectively, through the one-year anniversary of the acquisition, which occurred in September 2016.
Refrigerated & Frozen net sales for the second quarter of fiscal 2018 were $758.1 million, an increase of $17.4 million, or 2%, compared to the second quarter of fiscal 2017. Refrigerated & Frozen net sales for the first half of fiscal 2018 were $1.37 billion, an increase of $28.5 million, or 2%, compared to the first half of fiscal 2017. Results for the second quarter and first half of fiscal 2018 reflected a 4% and 3% increase in volumes, respectively, excluding the impact of acquisitions. The increase in sales volumes was a result of core business improvements and innovation launches. Price/mix decreased by 2% and 1% in the second quarter and first half of fiscal 2018, respectively, in each case compared to the prior-year period, primarily due to investments to drive distribution and trial. The acquisition of Frontera Foods, Inc. and Red Fork LLC, and subsequent innovation in those brands, contributed $1.0 million and $4.4 million to Refrigerated & Frozen net sales for the second quarter and first half of fiscal 2018, respectively, through the one-year anniversary of the acquisition, which occurred in September 2016.
International net sales for the second quarter of fiscal 2018 were $220.3 million, an increase of $8.9 million, or 4%, compared to the second quarter of fiscal 2017. International net sales for the first half of fiscal 2018 were $411.2 million, an increase of $5.1 million, or 1%, compared to the first half of fiscal 2017. Results for the second quarter of fiscal 2018 reflected a 2% decrease in volume, a 2% increase in price/mix, and a 4% increase from foreign exchange rates, in each case compared to the prior-year period. Results for the first half of fiscal 2018 reflected a 5% decrease in volume, a 3% increase in price/mix, and a 3% increase from foreign exchange rates, in each case compared to the prior-year period. The volume decrease in the second quarter and first half of fiscal 2018 reflected strategic decisions to eliminate lower margin products and a reduction in promotional intensity. The increase in price/mix for the second quarter and first half of fiscal 2018 was driven by improvements in pricing and trade productivity.
Foodservice net sales for the second quarter of fiscal 2018 were $294.6 million, an increase of $11.5 million, or 4%, compared to the second quarter of fiscal 2017. Foodservice net sales for the first half of fiscal 2018 were $546.4 million, a decrease of $4.7 million, or 1%, compared to the first half of fiscal 2017. Results for the second quarter of fiscal 2018 reflected a 7% decrease in volume and a

11% increase in price/mix, in each case compared to the prior-year period. Results for the first half of fiscal 2018 reflected a 12% decrease in volumes and a 11% increase in price/mix, compared to the prior-year period. The decrease in volumes primarily reflected the impact of exiting a non-core business, offset by a benefit in the current quarter related to the recent hurricanes. The increase in price/mix reflected favorable product and customer mix, the impact of inflation-driven increases in pricing, and the execution of the segment's value over volume strategy.
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
SG&A Expenses (Includes general corporate expenses)
SG&A expenses totaled $307.3 million for the second quarter of fiscal 2018, a decrease of $110.6 million, as compared to the second quarter of fiscal 2017. SG&A expenses for the second quarter of fiscal 2018 reflected the following:
Items impacting comparability of earnings

•	a charge of $7.8 million associated with costs incurred for acquisitions and planned divestitures,

•	a charge of $4.1 million related to a remeasurement of our salaried and non-qualified pension plan liability, and

•	expenses of $3.7 million in connection with our SCAE Plan.
Other changes in expenses compared to the second quarter of fiscal 2017

•	a decrease in advertising and promotion spending of $11.4 million and

•	an increase in self-insured worker's compensation and product liability expense of $9.0 million.
SG&A expenses for the second quarter of fiscal 2017 included the following items impacting the comparability of earnings:

•	charges totaling $60.6 million related to the early retirement of debt,

•	charges totaling $43.9 million related to the impairment of goodwill within our International segment, and

•	expenses of $18.0 million in connection with our SCAE plan.
SG&A expenses totaled $546.3 million for the first half of fiscal 2018, a decrease of $103.3 million, as compared to the first half of fiscal 2017. SG&A expenses for the first half of fiscal 2018 reflected the following:
Items impacting comparability of earnings

•	expenses of $12.8 million in connection with our SCAE Plan,

•	a charge of $8.6 million associated with costs incurred for acquisitions and planned divestitures, and

•	a charge of $4.1 million related to the remeasurement of our salaried and non-qualified pension plan liability.
Other changes in expenses compared to the first half of fiscal 2017

•	a decrease in advertising and promotion spending of $21.2 million,

•	a decrease in share-based payment expense of $9.4 million, and

•	an increase in self-insured worker's compensation and product liability expense of $8.0 million.
SG&A expenses for the first half of fiscal 2017 included the following items impacting the comparability of earnings:

•	charges totaling $207.5 million related to the impairment of goodwill and other intangible assets within our International segment,

•	gains totaling $197.7 million from the divestiture of the Spicetec and JM Swank businesses,

•	charges totaling $60.6 million related to the early retirement of debt, and

•	expenses of $26.9 million in connection with our SCAE plan.

Operating Profit (Earnings before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

	Operating Profit
($ in millions)	Thirteen weeks ended			Twenty-six weeks ended
Reporting Segment	November 26, 2017	November 27, 2016	% Inc (Dec)	November 26, 2017	November 27, 2016	% Inc (Dec)
Grocery & Snacks	$199.8	$220.2	(9)%	$376.0	$400.7	(6)%
Refrigerated & Frozen	128.5	118.0	9%	230.4	210.2	10%
International	20.2	(26.7)	N/A	39.1	(175.9)	N/A
Foodservice	47.4	31.9	48%	70.6	53.6	32%
Commercial	—	(0.5)	(100)%	—	202.8	(100)%
Grocery & Snacks operating profit for the second quarter of fiscal 2018 was $199.8 million, a decrease of $20.4 million, or 9%, compared to the second quarter of fiscal 2017. Gross profits were $12.0 million lower in the second quarter of fiscal 2018 than in the second quarter of fiscal 2017. The lower gross profit was driven by the previously mentioned merchandising investments as well as the impacts of higher input costs and transportation and warehousing costs associated with the recent hurricanes. The acquisitions of Thanasi Foods LLC, BIGS LLC, and Angie's Artisan Treats, LLC contributed $9.3 million to Grocery & Snacks gross profit for the second quarter of fiscal 2018. The acquisition of Frontera Foods, Inc. and Red Fork LLC contributed $0.6 million in gross profit for the second quarter of fiscal 2018, through the one-year anniversary of the acquisition that occurred in September 2016. Advertising and promotion expenses for the second quarter of fiscal 2018 decreased by $3.9 million compared to the second quarter of fiscal 2017. Operating profit of the Grocery & Snacks segment was impacted by charges of $4.0 million and $1.4 million in connection with our restructuring plans in the second quarter of fiscal 2018 and 2017, respectively. In addition, the second quarter of fiscal 2018 included $7.8 million in charges related to acquisitions and planned divestitures.
Grocery & Snacks operating profit for the first half of fiscal 2018 was $376.0 million, a decrease of $24.7 million, or 6%, compared to the first half of fiscal 2017. Gross profits were $17.3 million lower in the first half of fiscal 2018 than in the first half of fiscal 2017. The lower gross profit was driven by merchandising investments as well as the impacts of higher input costs and transportation and warehousing costs associated with the recent hurricanes, offset by improved plant productivity. The acquisitions of Thanasi Foods LLC, BIGS LLC, and Angie's Artisan Treats, LLC contributed $15.8 million to Grocery & Snacks gross profit for the first half of fiscal 2018. The acquisition of Frontera Foods, Inc. and Red Fork LLC contributed $2.1 million in gross profit for the first half of fiscal 2018, through the one-year anniversary of the acquisition that occurred in September 2016. Advertising and promotion expenses for the first half of fiscal 2018 decreased by $6.5 million compared to the first half of fiscal 2017. Operating profit of the Grocery & Snacks segment was impacted by charges of $10.2 million and $6.3 million in connection with our restructuring plans in the first half of fiscal 2018 and 2017, respectively. In addition, the first half of fiscal 2018 included $8.6 million in charges related to acquisitions and planned divestitures.
Refrigerated & Frozen operating profit for the second quarter of fiscal 2018 was $128.5 million, an increase of $10.5 million, or 9%, compared to the second quarter of fiscal 2017. Gross profits were $3.7 million lower in the second quarter of fiscal 2018 than in the second quarter of fiscal 2017, driven by inflation and investments to drive distribution, enhanced shelf presence, and trial, partially offset by increased sales volumes and supply chain realized productivity. Advertising and promotion expenses for the second quarter of fiscal 2018 decreased by $7.6 million compared to the second quarter of fiscal 2017. Operating profit of the Refrigerated & Frozen segment was impacted by charges of $2.2 million in connection with our restructuring plans in the second quarter of fiscal 2017.
Refrigerated & Frozen operating profit for the first half of fiscal 2018 was $230.4 million, an increase of $20.2 million, or 10%, compared to the first half of fiscal 2017. Gross profits were $5.2 million lower in the first half of fiscal 2018 than in the first half of fiscal 2017, driven by inflation, absorption, and investments to drive distribution, enhanced shelf presence, and trial, partially offset by increased sales volumes and supply chain realized productivity. Advertising and promotion expenses for the first half of fiscal 2018 decreased by $12.7 million compared to the first half of fiscal 2017. Operating profit of the Refrigerated & Frozen segment was impacted by charges of $7.2 million in connection with our restructuring plans, as well as $7.7 million related to a product recall in the first half of fiscal 2017.
International operating profit for the second quarter of fiscal 2018 was $20.2 million, compared to an operating loss of $26.7 million in the second quarter of fiscal 2017. The operating loss in the second quarter of fiscal 2017 included charges totaling $43.9 million for the impairment of goodwill in our Mexican operations. Gross profits were $3.2 million higher in the second quarter of fiscal 2018 than in the second quarter of fiscal 2017, as a result of the value over volume strategy through reductions in promotional intensity, improvements in pricing, and trade productivity, and planned discontinuations of certain lower-performing products.
International operating profit for the first half of fiscal 2018 was $39.1 million, compared to an operating loss of $175.9 million in the first half of fiscal 2017. The operating loss in the first half of fiscal 2017 included charges totaling $207.5 million for the impairment of goodwill and an intangible brand asset in our Canadian and Mexican operations. Gross profits were $3.9 million higher in the first half of fiscal 2018 than in the first half of fiscal 2017, as a result of the value over volume strategy and planned discontinuations of certain lower-performing products.
Foodservice operating profit for the second quarter of fiscal 2018 was $47.4 million, an increase of $15.5 million, or 48%, compared to the second quarter of fiscal 2017. Gross profits were $15.2 million higher in the second quarter of fiscal 2018 than in the second quarter of fiscal 2017. The higher gross profit primarily reflected the increase in net sales as a result of the recent hurricanes, favorable product and customer mix, as well as the impact of inflation-driven increases in pricing.
Foodservice operating profit for the first half of fiscal 2018 was $70.6 million, an increase of $17.0 million, or 32%, compared to the first half of fiscal 2017. Gross profits were $13.2 million higher in the first half of fiscal 2018 than in the first half of fiscal 2017. The higher gross profit primarily reflected the increase in net sales as a result of the recent hurricanes, favorable product and customer mix, as well as the impact of inflation-driven increases in pricing, offset by the impact of exiting a non-core business. Operating profit of the Foodservice segment was impacted by charges of $1.8 million in the first half of fiscal 2017 in connection with our restructuring plans.
Commercial operating loss for the second quarter of fiscal 2017 was $0.5 million. Commercial operating profit for the first half of fiscal 2017 was $202.8 million. The company sold the Spicetec and JM Swank businesses in the first quarter of fiscal 2017, recognizing pre-tax gains totaling $197.7 million. These businesses comprise the entire Commercial segment following the presentation of Lamb Weston as discontinued operations. There are no further operations in the Commercial segment.
Interest Expense, Net
Net interest expense was $38.0 million and $54.1 million for the second quarter of fiscal 2018 and 2017, respectively. Net interest expense was $74.4 million and $112.3 million for the first half of fiscal 2018 and 2017, respectively. The decrease reflects the repayment of $550.0 million aggregate principal amount of outstanding notes in the first quarter of fiscal 2017 and $473.0 million aggregate principal amount of outstanding notes in the third quarter of fiscal 2017, as well as the exchange of $1.44 billion of debt in connection with the Spinoff of Lamb Weston during the second quarter of 2017. This was partially offset by the issuance of $500.0 million aggregate principal amount of floating rate notes due 2020 during the second quarter of fiscal 2018.
Income Taxes
In the second quarter of fiscal 2018 and 2017, our income tax expense from continuing operations was $109.5 million and $78.4 million, respectively. Income tax expense from continuing operations for the first half of fiscal 2018 and 2017 was $229.5 million and $247.6 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 33% and 41% for the second quarter of fiscal 2018 and 2017, respectively. The effective tax rate in the first half of fiscal 2018 and 2017 was 38% and 54%, respectively.
The effective tax rate in the second quarter of fiscal 2018 reflects the following:

•
an income tax benefit allowed upon the vesting/exercise of employee stock compensation awards by our employees, beyond that which is attributable to the original fair value of the awards upon the date of grant,

•	additional income tax expense related to state taxes, and

•	an income tax benefit related to a change in estimate of the income tax effect of undistributed foreign earnings for which the indefinite reinvestment assertion is no longer made.
The effective tax rate for the first half of fiscal 2018 reflects the above-cited items, as well as additional expense related to the repatriation of cash from foreign subsidiaries and the tax expense related to undistributed foreign earnings for which the indefinite reinvestment assertion is no longer made.

The effective tax rate in the second quarter of fiscal 2017 reflects the following:

•
an income tax benefit allowed upon the vesting/exercise of employee stock compensation awards by our employees, beyond that which is attributable to the original fair value of the awards upon the date of grant,

•	additional tax expense associated with a change in estimate regarding the tax basis of the Spicetec business that was sold in the first quarter of fiscal 2017, and

•	additional tax expense associated with non-deductible goodwill in our Mexican business, for which an impairment charge was recognized.
The effective tax rate for the first half of fiscal 2017 reflects the above-cited items, as well as the following:

•	additional tax expense associated with non-deductible goodwill sold in connection with the dispositions of the Spicetec and JM Swank businesses,

•	additional tax expense associated with non-deductible goodwill in our Canadian business, for which an impairment charge was recognized,

•
an income tax benefit for excess tax benefits allowed upon the vesting/exercise of employee stock compensation awards by our employees, beyond that which is attributable to the original fair value of the awards upon the date of grant, and

•	an income tax benefit associated with a tax planning strategy that allowed us to utilize certain state tax attributes.
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. We are in the process of evaluating the impact of the recently enacted law to our Condensed Consolidated Financial Statements. The impact is expected to be material to the Condensed Consolidated Financial Statements.
Equity Method Investment Earnings
Equity method investment earnings were $20.6 million and $17.2 million for the second quarter of fiscal 2018 and 2017, respectively. Equity method investment earnings were $50.6 million and $30.3 million for the first half of fiscal 2018 and 2017, respectively. Ardent Mills earnings were higher than they were in the prior-year periods due to more favorable market conditions and continued improvement in operating effectiveness.
Results of Discontinued Operations
Our discontinued operations generated an after-tax gain of $0.4 million and $11.6 million for the second quarter of fiscal 2018 and 2017, respectively. Our discontinued operations generated an after-tax gain of $0.1 million and $103.0 million for the first half of fiscal 2018 and 2017, respectively. The prior-year period results reflected the operations of Lamb Weston. We incurred significant costs associated with effecting the Spinoff of Lamb Weston. These costs are included in results of discontinued operations.
Earnings Per Share
Diluted earnings per share in the second quarter of fiscal 2018 were $0.54. Diluted earnings per share in the second quarter of fiscal 2017 were $0.28, including earnings of $0.26 per diluted share from continuing operations and $0.02 per diluted share from discontinued operations.
Diluted earnings per share in the first half of fiscal 2018 were $0.91. Diluted earnings per share in the first half of fiscal 2017 were $0.70, including earnings of $0.48 per diluted share from continuing operations and $0.22 per diluted share from discontinued operations.

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
At November 26, 2017, we had a revolving credit facility (the "Facility") with a syndicate of financial institutions that provides for a maximum aggregate principal amount outstanding at any one time of $1.25 billion (subject to increase to a maximum aggregate principal amount of $1.75 billion with the consent of the lenders). We have historically used a credit facility principally as a back-up for our commercial paper program. As of November 26, 2017, there were no outstanding borrowings under the Facility. The Facility contains customary affirmative and negative covenants for unsecured investment grade credit facilities of this type. It generally requires our ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense to be not less than 3.0 to 1.0 and our ratio of funded debt to EBITDA to be not greater than 3.75 to 1.0 (provided that such ratio may be increased at the option of the Company in connection with a material transaction), with each ratio to be calculated on a rolling four-quarter basis. As of November 26, 2017, we were in compliance with all financial covenants in the Facility.
As of November 26, 2017, we had $67.0 million outstanding under our commercial paper program. The highest level of borrowings during the first half of fiscal 2018 was $419.9 million. As of May 28, 2017, we had $26.2 million outstanding under our commercial paper program.
During the second quarter of fiscal 2018, we issued $500.0 million aggregate principal amount of floating rate notes due October 9, 2020. The notes bear interest at a rate equal to three-month LIBOR plus 0.50% per annum.
As of the end of the second quarter of fiscal 2018, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.
We repurchase shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. During the first half of fiscal 2018, we repurchased 16.9 million shares of our common stock under this authorization for an aggregate of $580.0 million. The Company's total remaining share repurchase authorization as of November 26, 2017 was $802.0 million.
On December 12, 2017, the Board of Directors announced a quarterly dividend payment of $0.2125 per share, which will be paid on March 1, 2018 to stockholders of record as of the close of business on January 30, 2018.
During the fourth quarter of fiscal 2017, we signed an agreement to sell our Wesson® oil business to Smucker. The transaction is subject to certain customary closing conditions, including the termination or expiration of the waiting period under the HSR Act. On August 28, 2017, Smucker and the Company each received a second request from the FTC in connection with the FTC's review of the transaction. The agreement for the sale of the Wesson® oil business provides that, unless otherwise agreed upon by the Company and Smucker, if the closing of the transaction has not occurred on or prior to March 31, 2018 because HSR approval has not been received as of such date, then either party may terminate the agreement. The parties are cooperating fully with the FTC as it conducts its review of the transaction. The purchase price under the agreement is $285 million.
In December 2017, we entered into a definitive agreement to acquire the Sandwich Bros. of Wisconsin® business, maker of frozen breakfast and entree flatbread pocket sandwiches, for a cash purchase price of $87 million, net of cash acquired and subject to working capital adjustments. The transaction is expected to close in early calendar year 2018, subject to customary closing conditions, including the receipt of any applicable regulatory approvals.
We have access to the $1.25 billion revolving credit facility, our commercial paper program, and the capital markets. We believe we also have access to additional bank loan facilities, if needed.
We expect to utilize cash flows from operations and commercial paper issuances to finance the repayment of senior note principal maturities totaling $189.7 million due in the second half of fiscal 2018.
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
Cash Flows
During the first half of fiscal 2018, we used $167.4 million of cash, which was the net result of $420.7 million generated from operating activities, $366.1 million used in investing activities, $230.5 million used in financing activities, and an increase of $8.5 million due to the effects of changes in foreign currency exchange rates.

Cash generated from operating activities of continuing operations totaled $404.7 million in the first half of fiscal 2018, as compared to $460.6 million generated in the first half of fiscal 2017. The decrease was the result of higher income tax payments attributable to continuing operations and changes in working capital primarily driven by increases in accounts receivable and inventory. This was partially offset by decreases in interest payments, due to significant debt repayments during fiscal 2017, and lower payments related to incentive compensation and our restructuring plans.
The operating activities of discontinued operations generated $16.0 million and $81.6 million in the first half of fiscal 2018 and 2017, respectively. This reflects the activities of the Lamb Weston business that was spun off on November 9, 2016 and other divested businesses.
Cash used in investing activities of continuing operations totaled $366.1 million in the first half of fiscal 2018, compared to cash provided of $273.9 million in the first half of fiscal 2017. Investing activities of continuing operations in the first half of fiscal 2018 consisted primarily of capital expenditures totaling $123.4 million and the purchase of Angie's Artisan Treats, LLC for $249.6 million, net of cash acquired. Investing activities of continuing operations in the first half of fiscal 2017 included proceeds from the sales of the Spicetec and JM Swank businesses totaling $489.1 million, partially offset by capital expenditures of $118.3 million and the purchase of the operating assets of Frontera Foods, Inc. and Red Fork LLC totaling $108.2 million, net of cash acquired.
Cash used in investing activities of discontinued operations in the first half of fiscal 2017 resulted mainly from capital expenditures.
Cash used in financing activities of continuing operations totaled $230.5 million in the first half of fiscal 2018 and $920.0 million in the first half of fiscal 2017. Financing activities of continuing operations in the first half of fiscal 2018 consisted principally of common stock repurchases totaling $580.0 million, net proceeds from the issuance of long-term debt totaling $497.4 million, cash dividends paid of $171.6 million, and net short-term borrowings of $38.9 million, mainly under our commercial paper program. Cash used in financing activities of continuing operations in the first half of fiscal 2017 reflected long-term debt repayments of $555.8 million, cash dividends paid of $219.4 million, and common stock repurchases totaling $170.1 million, partially offset by net proceeds from employee stock option exercises and the issuance of other stock awards of $47.4 million.
Cash provided by financing activities of discontinued operations in the first half of fiscal 2017 principally comprises borrowings by Lamb Weston, which were transferred in connection with the Spinoff.
The Company had cash and cash equivalents of $84.0 million at November 26, 2017 and $251.4 million at May 28, 2017, of which $76.8 million at November 26, 2017 and $244.9 million at May 28, 2017 was held in foreign countries. During the second quarter of fiscal 2018, the Company repatriated $151.3 million of cash balances previously deemed to be permanently reinvested outside the U.S. Refer to Note 12 to the Condensed Consolidated Financial Statements contained in this report for more information related to this repatriation of cash and related adjustments to deferred tax liability. The Tax Cuts and Jobs Act, signed into law on December 22, 2017, will require the Company to pay tax on the unremitted earnings of its foreign subsidiaries. The Company is in the process of determining the amount of that tax and expects to record an initial estimate of the impact on our Condensed Consolidated Financial Statements in the third quarter of fiscal 2018.
Our estimate of capital expenditures for fiscal 2018 is approximately $300 million. For the first half of fiscal 2018, we have funded $123.4 million of capital expenditures.
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
We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements with these entities include fixed-price purchase options for the assets being leased. The lease agreements also contain contingent put options (the "lease put options") that allow the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease agreement in place (the "put price") in certain limited circumstances. As a result of substantial impairment charges related to our divested Private Brands operations, these lease put options are exercisable now and remain exercisable until generally 30 days after the end of the respective lease agreements. We are amortizing the difference between the put price and the estimated fair value (without a lease agreement in place) of each respective property over the remaining respective lease term within selling, general and administrative expenses. As of November 26, 2017 and May 28, 2017, the estimated amount by which the put prices exceeded the fair values of the related properties was $50.7 million, of which we had accrued $10.2 million and $8.4 million, respectively. In December 2017, subsequent to the second quarter of fiscal 2018, we purchased a building that had been subject to a put option. We will recognize a net loss of approximately $13 million for the early termination of the associated lease in our third quarter of fiscal 2018. Also in December 2017, we made an offer to purchase another property subject to a put option. We have not entered into a binding legal contract in connection with this offer. However, if our offer is accepted, we may recognize an estimated loss of $30 million to $40 million, upon closing of the transaction, for the early exit of an unfavorable lease contract. If this transaction is completed, we would have one remaining leased building subject to a put option for which the put option price exceeds the estimated fair value by $8.2 million, of which we had accrued $1.0 million, as of November 26, 2017. These leases, with the exception of one, are accounted for as operating leases. A capital lease asset and related lease obligation of $25.3 million and $28.9 million, respectively, were included in the Condensed Consolidated Balance Sheets as of November 26, 2017. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of these entities. In making this determination, we have considered, among other items, the terms of the lease agreements, the expected remaining useful lives of the assets leased, and the capital structure of the lessor entities.

OBLIGATIONS AND COMMITMENTS
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt, notes payable, and capital lease obligations, which totaled $3.5 billion as of November 26, 2017, were recognized as liabilities in the Condensed Consolidated Balance Sheets contained in this report. Operating lease obligations and unconditional purchase obligations, which totaled $1.2 billion as of November 26, 2017, were not recognized as liabilities in the Condensed Consolidated Balance Sheets contained in this report, in accordance with generally accepted accounting principles.
A summary of our contractual obligations as of November 26, 2017 was as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$3,321.3	$189.7	$626.7	$445.9	$2,059.0
Capital lease obligations	127.0	9.1	16.8	17.6	83.5
Operating lease obligations	216.5	39.9	50.0	34.0	92.6
Purchase obligations[1] and other contracts	1,038.2	856.9	114.3	65.3	1.7
Notes payable	67.1	67.1	—	—	—
Total	$4,770.1	$1,162.7	$807.8	$562.8	$2,236.8
1 Amount includes open purchase orders and agreements, some of which are not legally binding and/or may be cancellable. Such agreements are generally settleable in the ordinary course of business in less than one year.
We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average coupon interest rate of the long-term debt obligations outstanding as of November 26, 2017, was approximately 4.8%.
The operating lease obligations noted in the table above have not been reduced by non-cancellable sublease rentals of $0.9 million.
As of May 28, 2017, we had aggregate unfunded pension obligations totaling $565.1 million. This amount is not included in the table above, and we do not expect to be required to make payments to fund these amounts in the foreseeable future. Based on current statutory requirements, we are not obligated to fund any amount to our qualified pension plans during the next twelve months. We estimate that we will make payments of approximately $15.2 million over the next twelve months to fund our pension plans. See Note 14, Pension and Postretirement Benefits, to the Condensed Consolidated Financial Statements contained in this report and the Company's Annual Report on Form 10-K for the year ended May 28, 2017, Critical Accounting Estimates - Employment Related Benefits, for further discussion of our pension obligations and factors that could affect estimates of this liability.

As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in the Condensed Consolidated Balance Sheets contained in this report. A summary of our commitments, including commitments associated with equity method investments, as of November 26, 2017 was as follows:

	Amount of Commitment Expiration Per Period (in millions)
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby repurchase obligations	$0.9	$0.6	$0.3	$—	$—
Other commitments	6.9	3.5	3.4	—	—
Total	$7.8	$4.1	$3.7	$—	$—
In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases resulting from the divestiture of the JM Swank business completed in the first quarter of fiscal 2017. As of November 26, 2017, the remaining terms of these arrangements do not exceed six years and the maximum amount of future payments we have guaranteed was $3.4 million.
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
Lamb Weston is a party to a warehouse services agreement with a third-party warehouse provider through July 2035. Under this agreement, Lamb Weston is required to make payments for warehouse services based on the quantity of goods stored and other service factors. We have guaranteed the warehouse provider that we will make the payments required under the agreement in the event that Lamb Weston fails to perform. Minimum payments of $1.5 million per month are required under this agreement. It is not possible to determine the maximum amount of the payment obligations under this agreement. Upon completion of the Spinoff, we recognized a liability for the estimated fair value of this guarantee. As of November 26, 2017, the amount of this guarantee, recorded in other noncurrent liabilities, was $28.9 million.
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
The obligations and commitments tables above do not include any reserves for uncertainties in income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at November 26, 2017 was $34.0 million. The net amount of unrecognized tax benefits at November 26, 2017, that, if recognized, would impact our effective tax rate was $25.7 million. Recognition of these tax benefits would have a favorable impact on our effective tax rate.

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
Other than the changes noted below, there have been no material changes in our market risk during the twenty-six weeks ended November 26, 2017. For additional information, refer to the "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 28, 2017.
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
The carrying amount of long-term debt (including current installments) was $3.46 billion as of November 26, 2017. Based on current market rates, the fair value of this debt at November 26, 2017 was estimated at $3.80 billion. As of November 26, 2017, a 1% increase in the interest rates would decrease the fair value of our fixed rate debt by approximately $188.4 million, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $208.9 million.
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
Value-at-Risk (VaR)
We employ various tools to monitor our derivative risk, including value-at-risk ("VaR") models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95% confidence level. Accordingly, in any given one day time period, losses greater than the amounts included in the table below are expected to occur only 5% of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, and foreign exchange positions (including discontinued operations) during the twenty-six weeks ended November 26, 2017 and November 27, 2016.

	Fair Value Impact
In Millions	Average During Twenty-six Weeks Ended November 26, 2017	Average During Twenty-six Weeks Ended November 27, 2016
Energy commodities	$0.4	$0.4
Agriculture commodities	0.4	0.7
Foreign exchange	0.6	0.3

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of November 26, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective.
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

Part II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are a party to various environmental proceedings and litigation, primarily related to our acquisition in fiscal 1991 of Beatrice Company ("Beatrice"). As a result of the acquisition of Beatrice and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, our condensed consolidated post-acquisition financial statements reflect liabilities associated with the estimated resolution of these contingencies. Such liabilities include various litigation and environmental proceedings related to businesses divested by Beatrice prior to our acquisition of Beatrice. The litigation proceedings include suits against a number of lead paint and pigment manufacturers, including ConAgra Grocery Products Company, LLC, a wholly owned subsidiary of the Company ("ConAgra Grocery Products"), and the Company as alleged successors to W. P. Fuller Co., a lead paint and pigment manufacturer owned and operated by a predecessor to Beatrice from 1962 until 1967. Although decisions favorable to us have been rendered in Rhode Island, New Jersey, Wisconsin, and Ohio, we remain a defendant in active suits in Illinois and California. The Illinois suit seeks class-wide relief for reimbursement of costs associated with the testing of lead levels in blood. In California, a number of cities and counties joined in a consolidated action seeking abatement of the alleged public nuisance. On September 23, 2013, a trial of the California case concluded in the Superior Court of California for the County of Santa Clara, and on January 27, 2014, the court entered a judgment (the "Judgment") against ConAgra Grocery Products and two other defendants ordering the creation of a California abatement fund in the amount of $1.15 billion. Liability is joint and several. The Company appealed the Judgment, and on November 14, 2017 the California Court of Appeal for the Sixth Appellate District reversed in part, holding that the defendants were not liable to pay for abatement of homes built after 1950, but affirmed the Judgment as to homes built before 1951 and remanded to the trial court with directions to recalculate the sum to be paid into the abatement fund. The Company has petitioned the California Supreme Court for further review of the decision, which the Company believes to be an unprecedented expansion of current California law. In light of the unsettled nature of California public nuisance law and the ongoing appeal, a loss is considered neither probable nor estimable, and the Company has accordingly not accrued any loss related to this case.  In addition, it is not possible to estimate exposure in the remaining case in Illinois, which is based on different legal theories. If ultimately necessary, the Company will look to its insurance policies for coverage; its carriers are on notice. However, the extent of insurance coverage is uncertain, and the Company cannot assure that the final resolution of these matters will not have a material adverse effect on its financial condition, results of operations, or liquidity.
The current environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's possible status as a potentially responsible party at approximately 40 Superfund, proposed Superfund, or state-equivalent sites (the "Beatrice sites"). These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. In the past five years, Beatrice has paid or is in the process of paying its liability share at 31 of these sites. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $52.8 million as of November 26, 2017, a majority of which relates to the Superfund and state-equivalent sites referenced above. During the third quarter of fiscal 2017, a final Remedial Investigation/Feasibility Study was submitted for the Southwest Properties portion of the Wells G&H Superfund site, which is one of the Beatrice sites. The U.S. Environmental Protection Agency (the "EPA") issued a Record of Decision (the “ROD”) for the Southwest Properties portion of the site on September 29, 2017, and will subsequently enter into negotiations with potentially responsible parties to determine final responsibility for implementing the ROD.
We are party to a number of putative class action lawsuits challenging various product claims made in the Company's product labeling. These matters include Briseno v. ConAgra Foods, Inc., in which it is alleged that the labeling for Wesson® oils as 100% natural is false and misleading because the oils contain genetically modified plants and organisms. In February 2015, the U.S. District Court for the Central District of California granted class certification to permit plaintiffs to pursue state law claims. The Company appealed to the United States Court of Appeals for the Ninth Circuit, which affirmed class certification in January 2017. The United States Supreme Court declined to review the decision and the case has been remanded to the trial court for further proceedings. While we cannot predict with certainty the results of this or any other legal proceeding, we do not expect this matter to have a material adverse effect on our financial condition, results of operations, or business.
For additional information on legal proceedings, please refer to Part I, Item 3 "Legal Proceedings" and Note 17 "Contingencies" to the financial statements, in each case contained in our Annual Report on Form 10-K for the year ended May 28, 2017, and Part II, Item 1 "Legal Proceedings" and Note 13 "Contingencies" to the Condensed Consolidated Financial Statements, in each case contained in our subsequent Quarterly Reports on Form 10-Q.

ITEM 1A. RISK FACTORS
A discussion of our risk factors can be found in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended May 28, 2017, our Quarterly Report on Form 10-Q for the period ended August 27, 2017, and our other filings with the SEC. During the second quarter of fiscal 2018, there were no material changes to our previously disclosed risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the total number of shares of common stock purchased during the second quarter of fiscal 2018, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares (or units) Purchased	Average Price Paid per Share (or unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
August 28 through September 24, 2017	—	$—	—	$1,081,967,000
September 25 through October 22, 2017	2,278,142	$34.16	2,278,142	$1,004,155,000
October 23 through November 26, 2017	5,904,526	$34.24	5,904,526	$801,968,000
Total Fiscal 2018 Second Quarter Activity	8,182,668	$34.22	8,182,668	$801,968,000
 ________________

(1)
Pursuant to publicly announced share repurchase programs from December 2003, we have repurchased approximately 210.1 million shares at a cost of $5.75 billion through November 26, 2017. On October 11, 2016, we announced that our Board of Directors approved an increase of $1.25 billion to the share repurchase program. On June 29, 2017, we announced that in the fourth quarter of fiscal 2017, our Board of Directors approved a further increase of $1.0 billion to the share repurchase program. The share repurchase program is effective and has no expiration date.

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

3.2	Amended and Restated By-Laws of Conagra Brands, Inc., incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2017

4.2
Indenture, dated October 12, 2017, by and between the Company and Wells Fargo Bank, National Association as Trustee, incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2017

4.3
First Supplemental Indenture, dated October 12, 2017, by and between the Company and Wells Fargo Bank, National Association as Trustee (including Form of Note), incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2017

*10.2.4	Amendment Four to Conagra Brands, Inc. Nonqualified Pension Plan (January 1, 2009 Restatement), dated December 19, 2017

*10.4.7
Conagra Brands, Inc. Voluntary Deferred Compensation Plan (Restated Effective January 1, 2017), dated October 2, 2017, incorporated herein by reference to Exhibit 10.4.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 27, 2017

*10.4.8	First Amendment to Conagra Brands, Inc. Voluntary Deferred Compensation Plan (Restated Effective January 1, 2017), dated December 21, 2017

*10.7.7
First Amendment to ConAgra Foods, Inc. 2014 Stock Plan, dated December 15, 2017, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2017

10.31.1	Extension of Transition Services Agreement, dated as of October 9, 2017, by and between the Company and Lamb Weston Holdings, Inc.

12	Statement regarding computation of ratio of earnings to fixed charges

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificates

101
The following materials from Conagra Brands' Quarterly Report on Form 10-Q for the quarter ended November 26, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

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
Dated this 4th day of January, 2018.