Form 10-Q
period 2018-02-25
CONAGRA BRANDS INC.
filed 2018-04-03
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 25, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of issuer’s common stock, as of February 25, 2018, was 393,519,611.

Table of Contents

Part I. FINANCIAL INFORMATION		1
Item 1	Financial Statements	1
	Unaudited Condensed Consolidated Statements of Earnings for the Thirteen and Thirty-nine Weeks ended February 25, 2018 and February 26, 2017	1
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Thirty-nine Weeks ended February 25, 2018 and February 26, 2017	2
	Unaudited Condensed Consolidated Balance Sheets as of February 25, 2018 and May 28, 2017	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Thirty-nine Weeks ended February 25, 2018 and February 26, 2017	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4	Controls and Procedures	45
Part II. OTHER INFORMATION		46
Item 1	Legal Proceedings	46
Item 1A	Risk Factors	47
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 6	Exhibits	48
Signatures		49
Exhibit 12
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 101

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Conagra Brands, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions except per share amounts)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 25, 2018	February 26, 2017	February 25, 2018	February 26, 2017
Net sales	$1,994.5	$1,981.2	$5,972.1	$5,965.2
Costs and expenses:
Cost of goods sold	1,395.7	1,360.2	4,196.0	4,152.1
Selling, general and administrative expenses	330.2	349.7	876.5	999.3
Interest expense, net	39.8	45.7	114.2	158.0
Income from continuing operations before income taxes and equity method investment earnings	228.8	225.6	785.4	655.8
Income tax expense (benefit)	(91.4)	67.9	138.1	315.5
Equity method investment earnings	29.0	21.8	79.6	52.1
Income from continuing operations	349.2	179.5	726.9	392.4
Income from discontinued operations, net of tax	14.5	0.7	14.6	103.7
Net income	$363.7	$180.2	$741.5	$496.1
Less: Net income attributable to noncontrolling interests	0.9	0.5	2.7	8.1
Net income attributable to Conagra Brands, Inc.	$362.8	$179.7	$738.8	$488.0
Earnings per share — basic
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$0.87	$0.41	$1.78	$0.90
Income from discontinued operations attributable to Conagra Brands, Inc. common stockholders	0.04	0.01	0.03	0.22
Net income attributable to Conagra Brands, Inc. common stockholders	$0.91	$0.42	$1.81	$1.12
Earnings per share — diluted
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$0.87	$0.41	$1.76	$0.89
Income from discontinued operations attributable to Conagra Brands, Inc. common stockholders	0.03	—	0.04	0.22
Net income attributable to Conagra Brands, Inc. common stockholders	$0.90	$0.41	$1.80	$1.11
Cash dividends declared per common share	$0.2125	$0.20	$0.6375	$0.70
See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Thirteen weeks ended
	February 25, 2018			February 26, 2017
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income	$257.8	$105.9	$363.7	$245.5	$(65.3)	$180.2
Other comprehensive income:
Derivative adjustments:
Unrealized derivative adjustments	1.2	(0.3)	0.9	4.1	(1.6)	2.5
Reclassification for derivative adjustments included in net income	—	—	—	(0.2)	0.1	(0.1)
Unrealized gains on available-for-sale securities	0.7	(0.1)	0.6	0.2	(0.1)	0.1
Unrealized currency translation gains	5.1	(0.1)	5.0	15.7	—	15.7
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	—	—	—	62.2	(23.8)	38.4
Reclassification for pension and post-employment benefit obligations included in net income	(0.1)	—	(0.1)	13.0	(5.0)	8.0
Comprehensive income	264.7	105.4	370.1	340.5	(95.7)	244.8
Comprehensive income attributable to noncontrolling interests	0.5	(0.3)	0.2	3.0	(0.3)	2.7
Comprehensive income attributable to Conagra Brands, Inc.	$264.2	$105.7	$369.9	$337.5	$(95.4)	$242.1

	Thirty-nine weeks ended
	February 25, 2018			February 26, 2017
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income	$865.2	$(123.7)	$741.5	$896.7	$(400.6)	$496.1
Other comprehensive income:
Derivative adjustments:
Unrealized derivative adjustments	2.2	(0.7)	1.5	(1.7)	0.6	(1.1)
Reclassification for derivative adjustments included in net income	0.1	—	0.1	(0.2)	0.1	(0.1)
Unrealized gains on available-for-sale securities	1.4	(0.4)	1.0	0.6	(0.2)	0.4
Unrealized currency translation gains (losses)	25.0	(0.1)	24.9	(10.3)	0.2	(10.1)
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	43.5	(16.6)	26.9	126.9	(49.3)	77.6
Reclassification for pension and post-employment benefit obligations included in net income	(0.4)	0.1	(0.3)	11.2	(4.3)	6.9
Comprehensive income	937.0	(141.4)	795.6	1,023.2	(453.5)	569.7
Comprehensive income attributable to noncontrolling interests	2.9	(0.9)	2.0	9.0	(0.5)	8.5
Comprehensive income attributable to Conagra Brands, Inc.	$934.1	$(140.5)	$793.6	$1,014.2	$(453.0)	$561.2

See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions except share data)
(unaudited)

	February 25, 2018	May 28, 2017
ASSETS
Current assets
Cash and cash equivalents	$132.9	$251.4
Receivables, less allowance for doubtful accounts of $3.4 and $3.1	603.4	563.4
Inventories	1,016.7	927.9
Prepaid expenses and other current assets	253.3	228.7
Current assets held for sale	51.8	41.8
Total current assets	2,058.1	2,013.2
Property, plant and equipment	4,116.8	4,162.9
Less accumulated depreciation	(2,489.5)	(2,515.2)
Property, plant and equipment, net	1,627.3	1,647.7
Goodwill	4,506.7	4,295.3
Brands, trademarks and other intangibles, net	1,300.4	1,223.7
Other assets	853.6	790.6
Noncurrent assets held for sale	117.1	125.8
	$10,463.2	$10,096.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$352.3	$28.2
Current installments of long-term debt	77.3	199.0
Accounts payable	869.6	773.1
Accrued payroll	141.0	167.6
Other accrued liabilities	550.5	552.6
Total current liabilities	1,990.7	1,720.5
Senior long-term debt, excluding current installments	3,037.0	2,573.3
Subordinated debt	195.9	195.9
Other noncurrent liabilities	1,430.1	1,528.8
Total liabilities	6,653.7	6,018.5
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,907,172	2,839.7	2,839.7
Additional paid-in capital	1,173.7	1,171.9
Retained earnings	4,758.8	4,247.0
Accumulated other comprehensive loss	(175.5)	(212.9)
Less treasury stock, at cost, 174,387,561 and 151,387,209 common shares	(4,876.2)	(4,054.9)
Total Conagra Brands, Inc. common stockholders' equity	3,720.5	3,990.8
Noncontrolling interests	89.0	87.0
Total stockholders' equity	3,809.5	4,077.8
	$10,463.2	$10,096.3
See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Thirty-nine weeks ended
	February 25, 2018	February 26, 2017
Cash flows from operating activities:
Net income	$741.5	$496.1
Income from discontinued operations	14.6	103.7
Income from continuing operations	726.9	392.4
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	193.4	199.8
Asset impairment charges	9.4	221.9
Gain on divestitures	—	(197.4)
Loss on extinguishment of debt	—	93.3
Earnings of affiliates in excess of distributions	(53.1)	(21.6)
Stock-settled share-based payments expense	26.7	28.1
Contributions to pension plans	(9.7)	(9.8)
Pension benefit	(38.7)	(16.2)
Lease cancellation expense	48.2	—
Other items	(31.0)	25.5
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Receivables	(25.8)	49.5
Inventories	(89.8)	35.0
Deferred income taxes and income taxes payable, net	(10.2)	135.6
Prepaid expenses and other current assets	(5.5)	8.2
Accounts payable	101.2	13.3
Accrued payroll	(30.9)	(71.5)
Other accrued liabilities	(3.0)	(82.6)
Net cash flows from operating activities — continuing operations	808.1	803.5
Net cash flows from operating activities — discontinued operations	34.2	43.0
Net cash flows from operating activities	842.3	846.5
Cash flows from investing activities:
Additions to property, plant and equipment	(175.9)	(158.5)
Sale of property, plant and equipment	7.5	12.5
Proceeds from divestitures	—	489.0
Purchase of businesses	(337.1)	(108.1)
Other items	4.3	—
Net cash flows from investing activities — continuing operations	(501.2)	234.9
Net cash flows from investing activities — discontinued operations	—	(123.7)
Net cash flows from investing activities	(501.2)	111.2
Cash flows from financing activities:
Net short-term borrowings	324.1	(10.1)
Issuance of long-term debt, net of debt issuance costs	497.1	—
Repayment of long-term debt	(170.1)	(1,062.3)
Payment of intangible asset financing arrangement	(14.4)	(14.9)
Repurchase of Conagra Brands, Inc. common shares	(860.0)	(594.6)
Cash dividends paid	(257.7)	(328.9)
Exercise of stock options and issuance of other stock awards, including tax withholdings	13.0	66.6
Other items	—	(1.9)
Net cash flows from financing activities — continuing operations	(468.0)	(1,946.1)
Net cash flows from financing activities — discontinued operations	—	839.1
Net cash flows from financing activities	(468.0)	(1,107.0)
Effect of exchange rate changes on cash and cash equivalents	8.4	(1.6)
Net change in cash and cash equivalents	(118.5)	(150.9)
Add: Cash balance included in assets held for sale and discontinued operations at beginning of period	—	36.4
Less: Cash balance included in assets held for sale and discontinued operations at end of period	—	—
Cash and cash equivalents at beginning of period	251.4	798.1
Cash and cash equivalents at end of period	$132.9	$683.6
See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 25, 2018 and February 26, 2017
(columnar dollars in millions except per share amounts)
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
The following table details the accumulated balances for each component of other comprehensive income (loss), net of tax:

	February 25, 2018	May 28, 2017
Currency translation losses, net of reclassification adjustments	$(73.0)	$(98.6)
Derivative adjustments, net of reclassification adjustments	0.5	(1.1)
Unrealized gains (losses) on available-for-sale securities	0.8	(0.3)
Pension and post-employment benefit obligations, net of reclassification adjustments	(103.8)	(112.9)
Accumulated other comprehensive loss [1]	$(175.5)	$(212.9)
1 Net of stranded tax effects from change in tax rate as a result of the early adoption of ASU 2018-02 in the amount of $17.4 million which has been reclassified to retained earnings.

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) into operations:

	Thirteen weeks ended		Affected Line Item in the Condensed Consolidated Statement of Earnings[1]
	February 25, 2018	February 26, 2017
Net derivative adjustment, net of tax:
Cash flow hedges	$—	$(0.2)	Interest expense, net
	—	(0.2)	Total before tax
	—	0.1	Income tax expense
	$—	$(0.1)	Net of tax
Pension and postretirement liabilities:
Net prior service benefit	$(0.1)	$(0.9)	Selling, general and administrative expenses
Pension settlement	—	13.8	Selling, general and administrative expenses
Net actuarial loss	—	0.1	Selling, general and administrative expenses
	(0.1)	13.0	Total before tax
	—	(5.0)	Income tax expense
	$(0.1)	$8.0	Net of tax

	Thirty-nine weeks ended		Affected Line Item in the Condensed Consolidated Statement of Earnings[1]
	February 25, 2018	February 26, 2017
Net derivative adjustment, net of tax:
Cash flow hedges	$0.1	$(0.2)	Interest expense, net
	0.1	(0.2)	Total before tax
	—	0.1	Income tax expense
	$0.1	$(0.1)	Net of tax
Pension and postretirement liabilities:
Net prior service benefit	$(0.4)	$(2.9)	Selling, general and administrative expenses
Pension settlement	—	13.8	Selling, general and administrative expenses
Net actuarial loss	—	0.3	Selling, general and administrative expenses
	(0.4)	11.2	Total before tax
	0.1	(4.3)	Income tax expense
	$(0.3)	$6.9	Net of tax
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
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which will allow a reclassification from accumulated other comprehensive income to retained earnings for the tax effects resulting from "An Act to Provide for Reconciliation Pursuant to Titles II

and V of the Concurrent Resolution on the Budget for Fiscal Year 2018" (the "Act") that are stranded in accumulated other comprehensive income. This standard also requires certain disclosures about stranded tax effects. This ASU, however, does not change the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations. ASU 2018-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. It must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. We elected to early adopt this ASU for the period ended February 25, 2018. The amount of the reclassification was $17.4 million.
Recently Issued Accounting Standards — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP. Based on the FASB's ASU, we will apply the new revenue standard in our fiscal year 2019. We are in the process of documenting the impact of the guidance on our current accounting policies and practices in order to identify material differences, if any, that would result from applying the new requirements to our revenue contracts. We continue to make progress on our revenue recognition review and are also in the process of evaluating the impact, if any, on changes to our business processes, systems, and controls to support recognition and disclosure requirements under the new guidance. Based on our assessment to date, we do not expect this guidance to have a material impact on our consolidated financial statements and related disclosures. The standard permits the use of either the retrospective or cumulative effect transition method. We expect to elect the cumulative effect transition method.

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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP. The amendments in this update better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The effective date for the standard is for fiscal years beginning after December 15, 2018. Early adoption is permitted. We do not expect ASU 2017-12 to have a material impact to our consolidated financial statements.

2. ACQUISITIONS
In February 2018, we acquired the Sandwich Bros. of Wisconsin® business, maker of frozen breakfast and entree flatbread pocket sandwiches, for a cash purchase price of $87.3 million, net of cash acquired and subject to working capital adjustments. Approximately $57.0 million has been classified as goodwill and $9.7 million and $7.1 million have been classified as non-amortizing and amortizing intangible assets, respectively. The amount allocated to goodwill is deductible for tax purposes. The business is included in the Refrigerated & Frozen segment.
In October 2017, we acquired Angie's Artisan Treats, LLC, maker of Angie's® BOOMCHICKAPOP® ready-to-eat popcorn, for a cash purchase price of $249.8 million, net of cash acquired, including working capital adjustments. Approximately $155.3 million has been classified as goodwill, of which $95.4 million is deductible for income tax purposes. Approximately $73.8 million and $10.3 million of the purchase price have been allocated to non-amortizing and amortizing intangible assets, respectively. The business is primarily included in the Grocery & Snacks segment.
In April 2017, we acquired protein-based snacking businesses Thanasi Foods LLC, maker of Duke's® meat snacks, and BIGS LLC, maker of BIGS® seeds, for $217.6 million in cash, net of cash acquired, including working capital adjustments. Approximately $133.3 million has been classified as goodwill, of which $70.9 million is deductible for income tax purposes. Approximately $65.1 million and $16.1 million of the purchase price have been allocated to non-amortizing and amortizing intangible assets, respectively. These businesses are primarily included in the Grocery & Snacks segment.
In September 2016, we acquired the operating assets of Frontera Foods, Inc. and Red Fork LLC, including the Frontera®, Red Fork®, and Salpica® brands. These businesses make authentic, gourmet Mexican food products and contemporary American cooking sauces. We acquired the businesses for a cash purchase price of $108.1 million, net of cash acquired, including working capital adjustments. Approximately $39.5 million has been classified as goodwill and $47.1 million and $19.6 million have been classified as non-amortizing and amortizing intangible assets, respectively. The amount allocated to goodwill is deductible for tax purposes. These businesses are reflected principally within the Grocery & Snacks segment, and to a lesser extent within the Refrigerated & Frozen and International segments.
These acquisitions collectively contributed $59.2 million and $127.6 million to net sales during the third quarter and first three quarters of fiscal 2018, respectively, and $8.6 million and $15.0 million during the third quarter and first three quarters of fiscal 2017, respectively.
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
The summary comparative financial results of the Lamb Weston business through the date of the Spinoff, included within discontinued operations, were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 25, 2018	February 26, 2017	February 25, 2018	February 26, 2017
Net sales	$—	$—	$—	$1,407.9
Income (loss) from discontinued operations before income taxes and equity method investment earnings	$—	$(0.8)	$(0.3)	$174.3
Income (loss) before income taxes and equity method investment earnings	—	(0.8)	(0.3)	174.3
Income tax expense (benefit)	(14.5)	(0.6)	(14.6)	88.0
Equity method investment earnings	—	—	—	15.9
Income (loss) from discontinued operations, net of tax	14.5	(0.2)	14.3	102.2
Less: Net income attributable to noncontrolling interests	—	—	—	6.8
Net income (loss) from discontinued operations attributable to Conagra Brands, Inc.	$14.5	$(0.2)	$14.3	$95.4
For the third quarter and first three quarters of fiscal 2017, we incurred $0.8 million and $72.8 million, respectively, of expenses in connection with the Spinoff primarily related to professional fees and contract services associated with preparation of regulatory filings and separation activities. These expenses are reflected in income from discontinued operations. In the third quarter of fiscal 2018, a $14.5 million income tax benefit was recorded due to an adjustment of the estimated deductibility of these costs.
In connection with the Spinoff, total assets of $2.28 billion and total liabilities of $2.98 billion (including debt of $2.46 billion) were transferred to Lamb Weston. As part of the consideration for the Spinoff, the Company received a cash payment from Lamb Weston in the amount of $823.5 million. See Note 5 for discussion of the debt-for-debt exchange related to the Spinoff.
We entered into a transition services agreement in connection with the Lamb Weston Spinoff and recognized $0.1 million and $2.1 million of income for the performance of services during the third quarter of fiscal 2018 and 2017, respectively, classified within selling, general and administrative ("SG&A") expenses. We recognized $2.2 million and $2.5 million of transition services agreement income in the first three quarters of fiscal 2018 and 2017, respectively.
Private Brands Operations
On February 1, 2016, pursuant to the Stock Purchase Agreement, dated as of November 1, 2015, we completed the disposition of our Private Brands operations to TreeHouse Foods, Inc. for $2.6 billion in cash on a debt-free basis. Results of operations for the Private Brands business were immaterial for all periods presented.
We entered into a transition services agreement with TreeHouse Foods, Inc. and recognized $3.2 million of income for the performance of services during the third quarter of fiscal 2017, classified within SG&A expenses. We recognized $2.2 million and $14.7 million of transition services agreement income in the first three quarters of fiscal 2018 and 2017, respectively.
Other Divestitures
During the third quarter of fiscal 2018, we entered into an agreement to sell our Del Monte® processed fruit and vegetable business in Canada, which is part of our International segment, to Bonduelle Group. The transaction is subject to certain customary closing conditions. The transaction is valued at approximately $43.0 million Canadian dollars, which was approximately $34.0 million U.S. dollars at the exchange rate on the date of announcement. The assets of this business have been reclassified as assets held for sale within our Condensed Consolidated Balance Sheets for all periods presented.

The assets classified as held for sale reflected in our Condensed Consolidated Balance Sheets related to the Del Monte® processed fruit and vegetable business in Canada were as follows:

	February 25, 2018	May 28, 2017
Current assets	$6.9	$6.3
Noncurrent assets (including goodwill of $5.8 million)	11.7	11.4
During the fourth quarter of fiscal 2017, we signed an agreement to sell our Wesson® oil business, which is part of our Grocery & Snacks segment, to The J.M. Smucker Company ("Smucker"). Subsequent to the third quarter of fiscal 2018, Conagra Brands and Smucker terminated the agreement. This outcome followed the decision of the Federal Trade Commission, announced on March 5, 2018, to challenge the pending sale. The Company is still actively marketing the Wesson® oil business and expects to sell it within the next twelve months. The assets of this business have been reclassified as assets held for sale within our Condensed Consolidated Balance Sheets for all periods presented.
The assets classified as held for sale reflected in our Condensed Consolidated Balance Sheets related to the Wesson® oil business were as follows:

	February 25, 2018	May 28, 2017
Current assets	$44.9	$35.5
Noncurrent assets (including goodwill of $74.5 million)	100.4	102.8
During the first quarter of fiscal 2017, we completed the sales of our Spicetec Flavors & Seasonings business ("Spicetec") and our JM Swank business, each of which was part of our Commercial segment. Through the third quarter of fiscal 2017, we received $329.7 million and $159.3 million, respectively, in cash, net of cash included in the dispositions. We recognized pre-tax gains from the sales of $144.8 million and $52.6 million, respectively, in the first three quarters of fiscal 2017. We entered into transition services agreements in connection with the sales of these businesses and recognized $0.2 million of income during the first three quarters of fiscal 2018 and $0.5 million and $1.5 million during the third quarter and first three quarters of fiscal 2017, respectively, classified within SG&A expenses.
In addition, we are actively marketing certain other long-lived assets. These assets have been reclassified as assets held for sale within our Condensed Consolidated Balance Sheets for all periods presented. The balance of these noncurrent assets classified as held for sale was $5.0 million and $11.6 million within our Corporate segment at February 25, 2018 and May 28, 2017, respectively.

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
Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions initiated through the end of the third quarter of fiscal 2018, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of February 25, 2018, our Board of Directors has approved the incurrence of up to $900.9 million of expenses in connection with the SCAE Plan, including expenses allocated for the Private Brands and Lamb Weston operations. We have incurred or expect to incur approximately $463.1 million of charges ($319.4 million of cash charges and $143.7 million of non-cash charges) for actions identified to date under the SCAE Plan related to our continuing operations. In the third quarter and first three quarters of fiscal 2018, we recognized charges of $14.7 million and $33.2 million, respectively, in association with the SCAE Plan related to our continuing operations. In the third quarter and first three quarters of fiscal 2017, we recognized $13.7 million and $47.6 million, respectively, in association with the SCAE Plan related to our continuing operations. We expect to incur costs related to the SCAE Plan over a multi-year period.

We anticipate that we will recognize the following pre-tax expenses in association with the SCAE Plan related to our continuing operations (amounts include charges recognized from plan inception through the first three quarters of fiscal 2018):

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Corporate	Total
Pension costs	$33.4	$1.5	$—	$—	$—	$34.9
Accelerated depreciation	32.2	18.6	—	—	1.2	52.0
Other cost of goods sold	10.7	2.1	—	—	—	12.8
Total cost of goods sold	76.3	22.2	—	—	1.2	99.7
Severance and related costs, net	25.4	10.3	3.4	7.9	103.4	150.4
Fixed asset impairment (net of gains on disposal)	5.9	6.9	—	—	11.2	24.0
Accelerated depreciation	—	—	—	—	4.2	4.2
Contract/lease termination expenses	0.9	0.6	0.6	—	84.8	86.9
Consulting/professional fees	1.1	0.4	0.1	—	54.1	55.7
Other selling, general and administrative expenses	16.0	3.3	—	—	22.9	42.2
Total selling, general and administrative expenses	49.3	21.5	4.1	7.9	280.6	363.4
Consolidated total	$125.6	$43.7	$4.1	$7.9	$281.8	$463.1
During the third quarter of fiscal 2018, we recognized the following pre-tax expenses for the SCAE Plan related to our continuing operations:

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Pension costs	$(1.6)	$—	$—	$—	$(1.6)
Other cost of goods sold	1.5	—	—	—	1.5
Total cost of goods sold	(0.1)	—	—	—	(0.1)
Severance and related costs, net	(0.1)	—	0.2	0.2	0.3
Accelerated depreciation	—	—	—	0.2	0.2
Contract/lease termination expenses	—	—	—	12.8	12.8
Consulting/professional fees	—	—	—	0.2	0.2
Other selling, general and administrative expenses	0.6	0.1	—	0.6	1.3
Total selling, general and administrative expenses	0.5	0.1	0.2	14.0	14.8
Consolidated total	$0.4	$0.1	$0.2	$14.0	$14.7
Included in the above table are $14.6 million of charges that have resulted or will result in cash outflows and $0.1 million in non-cash charges.

During the first three quarters of fiscal 2018, we recognized the following pre-tax expenses for the SCAE Plan related to our continuing operations:

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Pension costs	$0.5	$—	$—	$—	$0.5
Accelerated depreciation	1.2	—	—	—	1.2
Other cost of goods sold	3.9	—	—	—	3.9
Total cost of goods sold	5.6	—	—	—	5.6
Severance and related costs, net	1.7	—	1.1	0.8	3.6
Fixed asset impairment (net of gains on disposal)	(1.4)	—	—	4.4	3.0
Accelerated depreciation	—	—	—	1.5	1.5
Contract/lease termination expenses	0.1	—	—	12.7	12.8
Consulting/professional fees	0.1	—	—	0.8	0.9
Other selling, general and administrative expenses	4.5	0.1	—	1.2	5.8
Total selling, general and administrative expenses	5.0	0.1	1.1	21.4	27.6
Consolidated total	$10.6	$0.1	$1.1	$21.4	$33.2
Included in the above table are $27.1 million of charges that have resulted or will result in cash outflows and $6.1 million in non-cash charges.
We recognized the following cumulative (plan inception to February 25, 2018) pre-tax expenses related to the SCAE Plan related to our continuing operations in our Condensed Consolidated Statements of Earnings:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Corporate	Total
Pension costs	$33.4	$1.5	$—	$—	$—	$34.9
Accelerated depreciation	32.2	18.6	—	—	1.2	52.0
Other cost of goods sold	8.9	2.1	—	—	—	11.0
Total cost of goods sold	74.5	22.2	—	—	1.2	97.9
Severance and related costs, net	25.6	10.3	3.6	7.9	102.3	149.7
Fixed asset impairment (net of gains on disposal)	5.9	6.9	—	—	11.2	24.0
Accelerated depreciation	—	—	—	—	4.1	4.1
Contract/lease termination expenses	0.9	0.6	0.6	—	84.0	86.1
Consulting/professional fees	1.0	0.4	0.1	—	52.0	53.5
Other selling, general and administrative expenses	15.7	3.3	—	—	21.2	40.2
Total selling, general and administrative expenses	49.1	21.5	4.3	7.9	274.8	357.6
Consolidated total	$123.6	$43.7	$4.3	$7.9	$276.0	$455.5
Included in the above results are $312.6 million of charges that have resulted or will result in cash outflows and $142.9 million in non-cash charges. Not included in the above results are $130.2 million of pre-tax expenses ($84.5 million of cash charges and $45.7 million of non-cash charges) related to the Private Brands operations, which we sold in the third quarter of fiscal 2016, and $2.1 million of pre-tax expenses (all resulting in cash charges) related to Lamb Weston.

Liabilities recorded for the SCAE Plan related to our continuing operations and changes therein for the first three quarters of fiscal 2018 were as follows:

	Balance at May 28, 2017	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at February 25, 2018
Pension costs	$31.8	$—	$—	$0.5	$32.3
Severance and related costs	13.8	4.5	(9.5)	(0.9)	7.9
Consulting/professional fees	0.6	0.9	(1.3)	—	0.2
Contract/lease termination	11.6	13.3	(18.1)	(0.5)	6.3
Other costs	1.9	9.3	(10.2)	—	1.0
Total	$59.7	$28.0	$(39.1)	$(0.9)	$47.7

5. LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

At February 25, 2018, we had a revolving credit facility (the "Facility") with a syndicate of financial institutions that provides for a maximum aggregate principal amount outstanding at any one time of $1.25 billion (subject to increase to a maximum aggregate principal amount of $1.75 billion with the consent of the lenders).
During the third quarter of fiscal 2018, we entered into a term loan agreement (the "Credit Agreement") with a financial institution. The Credit Agreement provides for term loans to the Company in an aggregate principal amount not in excess of $300.0 million. Subsequent to the third quarter of fiscal 2018, we borrowed the full amount of the $300.0 million provided for under the Credit Agreement. The Credit Agreement matures on February 26, 2019. The term loan will bear interest at a rate equal to three-month LIBOR plus 0.75% per annum and is fully prepayable without penalty.
As of February 25, 2018, we were in compliance with all financial covenants.
During the third quarter of fiscal 2018, we repaid the remaining principal balance of $119.6 million of our 1.9% senior notes on the maturity date of January 25, 2018.
During the third quarter of fiscal 2018, we repaid the remaining capital lease liability balance of $28.5 million in connection with the early exit of an unfavorable lease contract (see Note 6).
Subsequent to the third quarter of fiscal 2018, we repaid the remaining principal balance of $70.1 million of our 2.1% senior notes on the maturity date of March 15, 2018.
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

Net interest expense from continuing operations consists of:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 25, 2018	February 26, 2017	February 25, 2018	February 26, 2017
Long-term debt	$40.9	$46.5	$118.4	$164.0
Short-term debt	0.4	0.2	1.5	0.6
Interest income	(0.8)	(1.3)	(2.8)	(2.8)
Interest capitalized	(0.7)	0.3	(2.9)	(3.8)
	$39.8	$45.7	$114.2	$158.0

6. VARIABLE INTEREST ENTITIES
Variable Interest Entities Not Consolidated
We lease or leased certain office buildings from entities that we have determined to be variable interest entities. The lease agreements with these entities include fixed-price purchase options for the assets being leased. The lease agreements also contain contingent put options (the "lease put options") that allow or allowed the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease agreement in place (the "put price") in certain limited circumstances. As a result of substantial impairment charges related to our divested Private Brands operations, these lease put options became exercisable. During the third quarter of fiscal 2018, we purchased two buildings that were subject to lease put options and recognized net losses totaling $48.2 million for the early exit of unfavorable lease contracts.
As of February 25, 2018, there was one remaining leased building subject to a lease put option for which the put option price exceeded the estimated fair value of the property by $8.2 million, of which we had accrued $1.1 million. We are amortizing the difference between the put price and the estimated fair value (without a lease agreement in place) of the property over the remaining lease term within selling, general and administrative expenses. This lease is accounted for as an operating lease, and accordingly, there are no material assets and liabilities, other than the accrued portion of the put price, associated with this entity included in the Condensed Consolidated Balance Sheets. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this entity. In making this determination, we have considered, among other items, the terms of the lease agreement, the expected remaining useful life of the asset leased, and the capital structure of the lessor entity.

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The change in the carrying amount of goodwill for the first three quarters of fiscal 2018 was as follows:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Balance as of May 28, 2017	$2,439.1	$1,037.3	$247.8	$571.1	$4,295.3
Acquisitions	155.3	57.0	—	—	212.3
Purchase accounting adjustments	(1.5)	—	—	—	(1.5)
Currency translation	—	1.4	(0.8)	—	0.6
Balance as of February 25, 2018	$2,592.9	$1,095.7	$247.0	$571.1	$4,506.7
Other identifiable intangible assets were as follows:

	February 25, 2018		May 28, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$913.6	$—	$829.7	$—
Amortizing intangible assets	592.8	206.0	573.5	179.5
	$1,506.4	$206.0	$1,403.2	$179.5
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
As part of the assessment of the fair value of each asset and liability within the Canadian reporting unit, with the assistance of the third-party valuation specialist, we estimated the fair value of our Canadian Del Monte® brand to be less than its carrying value. In accordance with applicable accounting guidance, we also recognized an impairment charge during the first quarter of fiscal 2017 of $24.4 million to write-down the intangible asset to its estimated fair value.
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
Amortizing intangible assets, carrying a remaining weighted average life of approximately 14 years, are principally composed of customer relationships, licensing arrangements, and acquired intellectual property. Amortization expense was $8.9 million and $26.2 million for the third quarter and first three quarters of fiscal 2018, respectively, and $8.6 million and $25.1 million for the third quarter and first three quarters of fiscal 2017, respectively. Based on amortizing assets recognized in our Condensed Consolidated Balance Sheet as of February 25, 2018, amortization expense is estimated to average $34.3 million for each of the next five years.

8. DERIVATIVE FINANCIAL INSTRUMENTS
Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.
Commodity and commodity index futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of February 25, 2018, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through December 2018.
In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of February 25, 2018, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through November 2018.
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
All derivative instruments are recognized on our balance sheets at fair value (refer to Note 16 for additional information related to fair value measurements). The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with U.S. GAAP, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At February 25, 2018 and May 28, 2017, amounts representing a right to reclaim cash collateral of $1.6 million and $0.9 million, respectively, were included in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.
Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or an obligation to return cash collateral were reflected in our Condensed Consolidated Balance Sheets as follows:

	February 25, 2018	May 28, 2017
Prepaid expenses and other current assets	$2.5	$2.3
Other accrued liabilities	0.8	1.3
The following table presents our derivative assets and liabilities, at February 25, 2018, on a gross basis, prior to the setoff of $0.4 million to total derivative assets and $1.2 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$1.9	Other accrued liabilities	$1.3
Foreign exchange contracts	Prepaid expenses and other current assets	0.2	Other accrued liabilities	0.7
Total derivatives not designated as hedging instruments		$2.1		$2.0
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

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Condensed Consolidated Statements of Earnings were as follows:

Derivatives Not Designated as Hedging Instruments	Location in Condensed Consolidated Statements of Earnings of Gains (Losses) Recognized on Derivatives	Gains (Losses) Recognized on Derivatives in Condensed Consolidated Statements of Earnings for the Thirteen Weeks Ended
		February 25, 2018	February 26, 2017
Commodity contracts	Cost of goods sold	$—	$0.5
Foreign exchange contracts	Cost of goods sold	(0.5)	(0.2)
Foreign exchange contracts	Selling, general and administrative expense	—	(1.4)
Total losses from derivative instruments not designated as hedging instruments		$(0.5)	$(1.1)

Derivatives Not Designated as Hedging Instruments	Location in Condensed Consolidated Statements of Earnings of Gains (Losses) Recognized on Derivatives	Gains (Losses) Recognized on Derivatives in Condensed Consolidated Statements of Earnings for the Thirty-nine Weeks Ended
		February 25, 2018	February 26, 2017
Commodity contracts	Cost of goods sold	$1.4	$1.7
Foreign exchange contracts	Cost of goods sold	(6.3)	1.3
Foreign exchange contracts	Selling, general and administrative expense	0.3	(0.1)
Total gains (losses) from derivative instruments not designated as hedging instruments		$(4.6)	$2.9
As of February 25, 2018, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $63.3 million and $12.3 million for purchase and sales contracts, respectively. As of May 28, 2017, our open commodity contracts had a notional value of $76.8 million and $73.4 million for purchase and sales contracts, respectively. The notional amount of our foreign currency forward contracts as of February 25, 2018 and May 28, 2017 was $73.4 million and $81.9 million, respectively.
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
At February 25, 2018, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $0.6 million.

9. SHARE-BASED PAYMENTS
For the third quarter and first three quarters of fiscal 2018, we recognized total stock-based compensation expense (including stock options, restricted stock units, cash-settled restricted stock units, and performance shares) of $11.1 million and $29.8 million, respectively. For the third quarter and first three quarters of fiscal 2017, we recognized total stock-based compensation expense of $15.8 million and $48.5 million, respectively, including discontinued operations of $4.1 million for the first three quarters of fiscal 2017. Included in the total stock-based compensation expense for the third quarter and first three quarters of fiscal 2018 was income of $0.1 million and expense of $0.3 million, respectively, related to stock options granted by a subsidiary in the subsidiary's shares to the subsidiary's employees. The expense for these stock options for the third quarter and first three quarters of fiscal 2017 was $0.3 million and $0.6 million, respectively. For the first three quarters of fiscal 2018, we granted 0.8 million restricted stock units at a weighted average grant date price of $34.10 and 0.5 million performance shares at a weighted average grant date price of $33.82.
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
The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 25, 2018	February 26, 2017	February 25, 2018	February 26, 2017
Net income available to Conagra Brands, Inc. common stockholders:
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$348.3	$179.0	$724.2	$391.1
Income from discontinued operations, net of tax, attributable to Conagra Brands, Inc. common stockholders	14.5	0.7	14.6	96.9
Net income attributable to Conagra Brands, Inc. common stockholders	$362.8	$179.7	$738.8	$488.0
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	—	—	—	0.8
Net income available to Conagra Brands, Inc. common stockholders	$362.8	$179.7	$738.8	$487.2
Weighted average shares outstanding:
Basic weighted average shares outstanding	399.1	431.7	407.3	436.0
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	3.4	4.7	3.8	4.0
Diluted weighted average shares outstanding	402.5	436.4	411.1	440.0
For the third quarter and first three quarters of fiscal 2018, there were 1.2 million and 1.3 million stock options outstanding, respectively, that were excluded from the computation of diluted weighted average shares because the effect was antidilutive. For the third quarter and first three quarters of fiscal 2017, there were 0.9 million and 1.0 million stock options outstanding, respectively, that were excluded from the calculation.

11. INVENTORIES
The major classes of inventories were as follows:

	February 25, 2018	May 28, 2017
Raw materials and packaging	$213.7	$182.1
Work in process	108.0	91.9
Finished goods	646.8	606.6
Supplies and other	48.2	47.3
Total	$1,016.7	$927.9

12. INCOME TAXES
The Tax Cuts and Jobs Act of 2017 ("Tax Act") was enacted into law on December 22, 2017. The changes to U.S. tax law include, but are not limited to:
•reducing the federal statutory income tax rate from 35% to 21%, effective January 1, 2018;
•eliminating the deduction for domestic manufacturing activities, which impacts us beginning in fiscal 2019;
•requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries;

•	repealing the exception for deductibility of performance-based compensation to covered employees, along with expanding the number of covered employees;
•allowing immediate expensing of machinery and equipment contracted for purchase after September 27, 2017; and

•
changing taxation of multinational companies, including a new minimum tax on Global Intangible Low-Taxed Income ("GILTI"), a new Base Erosion Anti-Abuse Tax ("BEAT"), and a new U.S. corporate deduction for Foreign-Derived Intangible Income ("FDII"), all of which are effective for us beginning in 2019.

As a result of our fiscal year end, the lower U.S. statutory federal income tax rate will result in a blended U.S. federal statutory rate of 29.3% for the fiscal year ending May 27, 2018. The U.S. federal statutory rate is expected to be 21% for fiscal years beginning after May 27, 2018.
In December 2017, the U.S. Securities and Exchange Commission released Staff Accounting Bulletin (SAB) 118, which allows for a measurement period up to one year after the enactment date of the Tax Act to finalize related income tax impacts. SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts for the effects of the tax law where accounting is not complete, but that a reasonable estimate can be determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Tax Act.
During the third quarter of fiscal 2018, we remeasured deferred tax assets and liabilities based on the rates at which they are expected to reverse and recorded a provisional net benefit of $241.6 million. In addition, as a result of the Tax Act we recorded a provisional benefit of $2.6 million related to the release of a valuation allowance against certain deferred tax assets that are more likely than not to be realized.
The Tax Act includes a one-time mandatory deemed repatriation transition tax on the net accumulated post-1986 earning and profits of a U.S. taxpayer's foreign subsidiaries. We have computed a provisional transition tax of approximately $15.3 million. As a result of the transition tax, we revised our U.S. deferred tax liability on unremitted earnings and income tax payable on current year repatriations. This resulted in a provisional net benefit of $7.6 million.
The Tax Act includes a provision to tax GILTI of foreign subsidiaries, which will be effective for us beginning May 28, 2018. We have not yet determined an accounting policy to treat the taxes due on GILTI as a period cost or include them in the determination of deferred taxes.
Income tax expense from continuing operations for the third quarter of fiscal 2018 and 2017 was a benefit of $91.4 million and expense of $67.9 million, respectively. Income tax expense from continuing operations for the first three quarters of fiscal 2018 and 2017 was $138.1 million and $315.5 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) from continuing operations was (35.5)% and 27.4% for the third quarter of fiscal 2018 and 2017, respectively. The effective tax rate from continuing operations was 16.0% and 44.6% for the first three quarters of fiscal 2018 and 2017, respectively.

The effective tax rate in the third quarter of fiscal 2018 reflects the following:

•	the impact of U.S. tax reform, as noted above,

•	an adjustment of valuation allowance associated with the termination of the agreement for the proposed sale of our Wesson® oil business,

•	an indirect cost of the pension contribution made on February 26, 2018,

•	a reserve for the effect of a law change in Mexico, and

•
an income tax benefit allowed upon the vesting/exercise of employee stock compensation awards by our employees, beyond that which is attributable to the original fair value of the awards upon the date of grant.

The effective tax rate for the first three quarters of fiscal 2018 reflects the above-cited items, as well as additional expense related to undistributed foreign earnings for which the indefinite reinvestment assertion is no longer made.
The effective tax rate in the third quarter of fiscal 2017 reflects the following:

•	an income tax benefit related to the receipt of foreign tax incentives and

•
an income tax benefit allowed upon the vesting/exercise of employee stock compensation awards by our employees, beyond that which is attributable to the original fair value of the awards upon the date of grant.

The effective tax rate for the first three quarters of fiscal 2017 reflects the above-cited items, as well as the following:

•	additional tax expense associated with non-deductible goodwill sold in connection with the dispositions of the Spicetec and JM Swank businesses,

•	additional tax expense associated with non-deductible goodwill in our Canadian and Mexican business, for which an impairment charge was recognized, and

•	an income tax benefit associated with a tax planning strategy that allowed us to utilize certain state tax attributes.
The amount of gross unrecognized tax benefits for uncertain tax positions was $44.5 million as of February 25, 2018 and $39.3 million as of May 28, 2017. There were no balances included as of either February 25, 2018 or May 28, 2017, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The gross unrecognized tax benefits excluded related liabilities for gross interest and penalties of $7.6 million and $6.0 million as of February 25, 2018 and May 28, 2017, respectively.
The net amount of unrecognized tax benefits at February 25, 2018 and May 28, 2017 that, if recognized, would impact the Company's effective tax rate was $39.2 million and $31.6 million, respectively. Included in those amounts is $6.7 million and $15.6 million, respectively, that would be reported in discontinued operations. Recognition of these tax benefits would have a favorable impact on the Company's effective tax rate.
We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $19.0 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.
As of February 25, 2018 and May 28, 2017, we had a deferred tax asset of $721.2 million and $1.08 billion, respectively, that was generated from the capital loss realized on the sale of the Private Brands operations with corresponding valuation allowances of $721.2 million and $990.9 million, respectively, to reflect the uncertainty regarding the ultimate realization of the tax asset. During the first three quarters of fiscal 2018, the balance of the deferred tax asset was adjusted for remeasurement due to tax reform, the impact of state law changes, realization of certain tax attributes, and the settlement of certain tax indemnity claims under the contract terms of the Private Brands sale. Additionally, during the third quarter of fiscal 2018, the valuation allowance was adjusted by $78.6 million due to the termination of the agreement for the proposed sale of our Wesson® oil business.
Historically, we have not provided U.S. deferred taxes on the cumulative undistributed earnings of our foreign subsidiaries. During the first quarter of fiscal 2018, we decided to repatriate certain cash balances then held in Italy, Canada, Mexico, the Netherlands, and Luxembourg due to the timing of cash flows in connection with certain business acquisition and divestiture activity, as well as forecasted levels of short-term borrowings. We repatriated $151.3 million during the second quarter of fiscal 2018. The cash repatriation resulted in the repatriation of $115.0 million in previously undistributed earnings of our foreign subsidiaries. As a result of the repatriation, we recognized $11.8 million of income tax expense in the first half of fiscal 2018. As a result of the Tax Act, we revised the income tax expense from the repatriation to be $4.7 million, resulting in an income tax benefit in the third quarter of fiscal 2018 of $7.1 million.

We have determined that additional previously undistributed earnings of certain foreign subsidiaries no longer meet the requirements for indefinite reinvestment under applicable accounting guidance and, therefore, recognized an additional $6.8 million of income tax expense in the first three quarters of fiscal 2018. We continue to believe the remaining undistributed earnings of our foreign subsidiaries, after taking into account the above transactions, are indefinitely reinvested and therefore have not provided any additional U.S. deferred taxes.

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

The Beatrice-related litigation proceedings include suits against a number of lead paint and pigment manufacturers, including ConAgra Grocery Products Company, LLC, a wholly owned subsidiary of the Company ("ConAgra Grocery Products") as alleged successor to W. P. Fuller & Co., a lead paint and pigment manufacturer owned and operated by a predecessor to Beatrice from 1962 until 1967. These lawsuits generally seek damages for personal injury, property damage, economic loss, and governmental expenditures allegedly caused by the use of lead-based paint and/or injunctive relief for inspection and abatement. Although decisions favorable to us have been rendered in Rhode Island, New Jersey, Wisconsin, and Ohio, we remain a defendant in active suits in Illinois and California. ConAgra Grocery Products has denied liability in both suits, both on the merits of the claims and on the basis that we do not believe it to be the successor to any liability attributable to W. P. Fuller & Co. The California suit is discussed in the following paragraph. The Illinois suit seeks class-wide relief for reimbursement of costs associated with the testing of lead levels in blood. We do not believe it is probable that we have incurred any liability with respect to the Illinois case, nor is it possible to estimate any potential exposure.

In California, a number of cities and counties joined in a consolidated action seeking abatement of an alleged public nuisance in the form of lead-based paint potentially present on the interior of residences, regardless of its condition. On September 23, 2013, a trial of the California case concluded in the Superior Court of California for the County of Santa Clara, and on January 27, 2014, the court entered a judgment (the "Judgment") against ConAgra Grocery Products and two other defendants ordering the creation of a California abatement fund in the amount of $1.15 billion. Liability is joint and several. The Company appealed the Judgment, and on November 14, 2017 the California Court of Appeal for the Sixth Appellate District reversed in part, holding that the defendants were not liable to pay for abatement of homes built after 1950, but affirmed the Judgment as to homes built before 1951 and remanded to the trial court with directions to recalculate the amount of the abatement fund estimated to be necessary to cover the cost of remediating pre-1951 homes, and to hold an evidentiary hearing regarding appointment of a suitable receiver. ConAgra Grocery Products and the other defendants petitioned the California Supreme Court for review of the decision, which we believe to be an unprecedented expansion of current California law. On February 14, 2018, the California Supreme Court denied the petition and declined to review the merits of the case, and the case was remanded to the trial court for further proceedings. ConAgra Grocery Products and the other defendants have indicated that they will seek further review of certain issues from the United States Supreme Court, although further appeal is discretionary and may not be granted. Further proceedings in the trial court may not be stayed pending the outcome of any further appeal. In light of the decision rendered by the California Appellate Court on November 14, 2017, and the California Supreme Court's decision on February 14, 2018 not to review the Appellate Court's decision, we have concluded that, although the liability has likely become probable as contemplated by Accounting Standards Codification Topic 450, the amount or range of any such liability is not reasonably estimable in light of the many remaining uncertainties. These uncertainties include the following: (i) the trial court has not yet recalculated its estimate of the amount needed to remediate pre-1951 homes in the plaintiff jurisdictions or entered a new judgment to replace the one vacated by the California Appellate Court; (ii) although liability is joint and several, it is unknown what amount each defendant may be required to pay or how allocation among the defendants (and other potentially responsible parties such as property owners who may have violated the applicable housing codes) will be determined; (iii) according to the trial court’s original order, participation in the abatement program by eligible homeowners is voluntary and it is unknown what percentage of eligible homeowners will choose to participate or how such claims will be administered; (iv) the trial court's original order required that any amounts paid by the defendants into the fund that were not spent within four years would be returned to the defendants, and it is unknown whether this feature of the fund will be retained or, if it is retained, how much will be spent during that time period; and (v) defendants will have a new right to appeal any new judgment entered by the trial court upon remand, although it is unknown whether the court would stay execution of any new judgment while a subsequent appeal is pending. If ultimately necessary, the Company will look to its insurance policies for coverage; its carriers are on notice. However, the extent of insurance coverage is uncertain. The Company cannot assure that the final resolution of these matters will not have a material adverse effect on its financial condition, results of operations, or liquidity.
The current environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's possible status as a potentially responsible party at approximately 40 Superfund, proposed Superfund, or state-equivalent sites (the "Beatrice sites"). These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. In the past five years, Beatrice has paid or is in the process of paying its liability share at 31 of these sites. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $52.2 million as of February 25, 2018, a majority of which relates to the Superfund and state-equivalent sites referenced above. During the third quarter of fiscal 2017, a final Remedial Investigation/Feasibility Study was submitted for the Southwest Properties portion of the Wells G&H Superfund site, which is one of the Beatrice sites. The U.S. Environmental Protection Agency (the "EPA") issued a Record of Decision (the "ROD") for the Southwest Properties portion of the site on September 29, 2017, and will subsequently enter into negotiations with potentially responsible parties to determine final responsibility for implementing the ROD.
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
Lamb Weston is a party to a warehouse services agreement with a third-party warehouse provider through July 2035. Under this agreement, Lamb Weston is required to make payments for warehouse services based on the quantity of goods stored and other service factors. We have guaranteed the warehouse provider that we will make the payments required under the agreement in the event that Lamb Weston fails to perform. Minimum payments of $1.5 million per month are required under this agreement. It is not possible to determine the maximum amount of the payment obligations under this agreement. Upon completion of the Spinoff, we recognized a liability for the estimated fair value of this guarantee. As of February 25, 2018, the amount of this guarantee, recorded in other noncurrent liabilities, was $28.5 million.
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
We lease or leased certain office buildings from entities that we have determined to be variable interest entities. The lease agreements with these entities include fixed-price purchase options for the assets being leased. The lease agreements also contain contingent put options (the "lease put options") that allow or allowed the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease agreement in place (the "put price") in certain limited circumstances. As a result of substantial impairment charges related to our divested Private Brands operations, these lease put options became exercisable. During the third quarter of fiscal 2018, we purchased two buildings that were subject to lease put options and recognized net losses totaling $48.2 million for the early exit of unfavorable lease contracts. As of February 25, 2018, there was one remaining leased building subject to a lease put option for which the put option price exceeded the estimated fair value by $8.2 million, of which we had accrued $1.1 million. We are amortizing the difference between the put price and the estimated fair value (without a lease agreement in place) of the property over the remaining lease term within selling, general and administrative expenses. This lease is accounted for as an operating lease, and accordingly, there are no material assets and liabilities, other than the accrued portion of the put price, associated with this entity included in the Condensed Consolidated Balance Sheets. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this entity. In making this determination, we have considered, among other items, the terms of the lease agreement, the expected remaining useful life of the asset leased, and the capital structure of the lessor entity.
After taking into account liabilities recognized for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations, or liquidity. It is reasonably possible that a change of the estimates of any of the foregoing matters may occur in the future and, as noted, the lead paint matter, for which the Company cannot reasonably estimate a liability, could result in a material final judgment. Costs of legal services associated with the foregoing matters are recognized in earnings as services are provided.

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
During the second quarter of fiscal 2018, we approved the amendment of our salaried and non-qualified pension plans effective as of December 31, 2017. The amendment froze the compensation and service periods used to calculate pension benefits for active employees who participate in the plans. Beginning January 1, 2018, impacted employees do not accrue additional benefit for future service and eligible compensation received under these plans.
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

Components of pension benefit and other postretirement benefit costs are (includes amounts related to discontinued operations):

	Pension Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	February 25, 2018	February 26, 2017	February 25, 2018	February 26, 2017
Service cost	$9.3	$12.2	$35.2	$44.8
Interest cost	27.6	28.9	83.5	88.8
Expected return on plan assets	(54.8)	(50.9)	(163.6)	(158.6)
Amortization of prior service cost	0.7	0.7	2.1	2.0
Recognized net actuarial loss	—	—	3.4	—
Settlement charge	—	13.8	—	13.8
Special termination benefits	—	—	—	1.5
Curtailment loss	—	—	0.7	—
Benefit cost (benefit) — Company plans	(17.2)	4.7	(38.7)	(7.7)
Pension benefit cost — multi-employer plans	(0.2)	3.9	5.5	9.0
Total benefit cost (benefit)	$(17.4)	$8.6	$(33.2)	$1.3

	Postretirement Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	February 25, 2018	February 26, 2017	February 25, 2018	February 26, 2017
Service cost	$—	$—	$—	$0.1
Interest cost	1.0	1.1	2.8	3.2
Amortization of prior service benefit	(0.9)	(1.6)	(2.5)	(4.9)
Recognized net actuarial loss	—	0.1	—	0.3
Total cost (benefit)	$0.1	$(0.4)	$0.3	$(1.3)
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
During the third quarter and first three quarters of fiscal 2018, we contributed $3.6 million and $9.7 million, respectively, to our pension plans and contributed $1.5 million and $8.4 million, respectively, to our other postretirement plans. Subsequent to the end of the third quarter of fiscal 2018, we made a voluntary pension plan contribution in the amount of $300.0 million. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $3.2 million to our pension plans for the remainder of fiscal 2018. We anticipate making further contributions of approximately $9.0 million to our other postretirement plans during the remainder of fiscal 2018. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.
During the third quarter and first three quarters of fiscal 2018, we recorded a benefit of $1.7 million and an expense of $0.4 million, respectively, related to our expected incurrence of certain multi-employer pension plan withdrawal costs. During the third quarter and first three quarters of fiscal 2017, we recorded an expense of $2.0 million related to our expected incurrence of certain multi-employer pension plan withdrawal costs. These expenses have been included in restructuring activities.

15. STOCKHOLDERS' EQUITY
The following table presents a reconciliation of our stockholders' equity accounts for the thirty-nine weeks ended February 25, 2018:

	Conagra Brands, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 28, 2017	567.9	$2,839.7	$1,171.9	$4,247.0	$(212.9)	$(4,054.9)	$87.0	$4,077.8
Stock option and incentive plans			1.8	(0.3)		38.7		40.2
Spinoff of Lamb Weston				14.8				14.8
Adoption of ASU 2018-02				17.4	(17.4)			—
Currency translation adjustment, net					25.6		(0.7)	24.9
Repurchase of common shares						(860.0)		(860.0)
Unrealized gain on securities					1.0			1.0
Derivative adjustment, net					1.6			1.6
Activities of noncontrolling interests							2.7	2.7
Pension and postretirement healthcare benefits					26.6			26.6
Dividends declared on common stock; $0.6375 per share				(258.9)				(258.9)
Net income attributable to Conagra Brands, Inc.				738.8				738.8
Balance at February 25, 2018	567.9	$2,839.7	$1,173.7	$4,758.8	$(175.5)	$(4,876.2)	$89.0	$3,809.5
On November 9, 2016, we completed the Spinoff of the Lamb Weston business. During the first three quarters of fiscal 2018, the income tax basis of certain Lamb Weston assets and liabilities were finalized. The adjustment to Retained Earnings was recorded to reflect the adjustment to deferred income taxes.

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 25, 2018:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$1.9	$0.6	$—	$2.5
Available-for-sale securities	4.9	—	—	4.9
Total assets	$6.8	$0.6	$—	$7.4
Liabilities:
Derivative liabilities	$—	$0.8	$—	$0.8
Deferred compensation liabilities	51.4	—	—	51.4
Total liabilities	$51.4	$0.8	$—	$52.2
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
Certain assets and liabilities, including long-lived assets, goodwill, and equity investments, are measured at fair value on a nonrecurring basis.
In the first quarter of fiscal 2018, a charge of $4.7 million was recognized in the Corporate segment for the impairment of certain long-lived assets. The impairment was measured based upon the estimated sales price of the assets.
In the first three quarters of fiscal 2017, we recognized goodwill impairment charges in the International segment of $183.1 million. See Note 7 for discussion of the methodology employed to measure this impairment. Also in the first three quarters of fiscal 2017, we recognized impairments of indefinite-lived brands of $24.4 million in the International segment and $1.1 million in the Grocery & Snacks segment. The fair value of these brands was estimated using the "Relief From Royalty" method.
The carrying amount of long-term debt (including current installments) was $3.31 billion as of February 25, 2018 and $2.97 billion as of May 28, 2017. Based on current market rates, the fair value of this debt (level 2 liabilities) at February 25, 2018 and May 28, 2017, was estimated at $3.57 billion and $3.32 billion, respectively.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	February 25, 2018	February 26, 2017	February 25, 2018	February 26, 2017
Net sales
Grocery & Snacks	$838.3	$849.0	$2,484.5	$2,459.4
Refrigerated & Frozen	688.5	667.2	2,062.3	2,012.5
International	223.4	205.2	634.6	611.3
Foodservice	244.3	259.8	790.7	810.9
Commercial	—	—	—	71.1
Total net sales	$1,994.5	$1,981.2	$5,972.1	$5,965.2
Operating profit
Grocery & Snacks	$175.6	$202.1	$551.6	$602.8
Refrigerated & Frozen	126.1	128.7	356.5	338.9
International	29.5	18.1	68.6	(157.8)
Foodservice	24.0	27.8	94.6	81.4
Commercial	—	(0.2)	—	202.6
Total operating profit	$355.2	$376.5	$1,071.3	$1,067.9
Equity method investment earnings	29.0	21.8	79.6	52.1
General corporate expense	86.6	105.2	171.7	254.1
Interest expense, net	39.8	45.7	114.2	158.0
Income tax expense (benefit)	(91.4)	67.9	138.1	315.5
Income from continuing operations	$349.2	$179.5	$726.9	$392.4
Less: Net income attributable to noncontrolling interests of continuing operations	0.9	0.5	2.7	1.3
Income from continuing operations attributable to Conagra Brands, Inc.	$348.3	$179.0	$724.2	$391.1
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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 25, 2018	February 26, 2017	February 25, 2018	February 26, 2017
Gross derivative gains (losses) incurred	$(0.5)	$0.3	$(4.9)	$3.0
Less: Net derivative gains (losses) allocated to reporting segments	(1.3)	(0.2)	(6.8)	2.6
Net derivative gains recognized in general corporate expenses	$0.8	$0.5	$1.9	$0.4
Net derivative gains (losses) allocated to Grocery & Snacks	$0.5	$0.1	$(0.5)	$2.0
Net derivative losses allocated to Refrigerated & Frozen	(0.3)	(0.8)	(0.2)	(0.3)
Net derivative gains (losses) allocated to International	(1.5)	0.6	(5.9)	0.9
Net derivative gains (losses) allocated to Foodservice	—	(0.1)	(0.2)	0.1
Net derivative losses allocated to Commercial	—	—	—	(0.1)
Net derivative gains (losses) included in segment operating profit	$(1.3)	$(0.2)	$(6.8)	$2.6
As of February 25, 2018, the cumulative amount of net derivative losses from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $1.1 million. This amount reflected net losses of $0.6 million incurred during the thirty-nine weeks ended February 25, 2018, as well as net losses of $0.5 million incurred prior to fiscal 2018. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results losses of $0.6 million in fiscal 2018 and losses of $0.5 million in fiscal 2019 and thereafter.

Assets by Segment

The majority of our manufacturing assets are shared across multiple reporting segments. Output from these facilities used by each reporting segment can change over time. Also, working capital balances are not tracked by reporting segment. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment. Total depreciation expense was $55.5 million and $167.2 million for the third quarter and first three quarters of fiscal 2018, respectively, and $57.5 million and $174.5 million for the third quarter and first three quarters of fiscal 2017, respectively.
Other Information
Our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 24% of consolidated net sales in each of the third quarter and first three quarters of fiscal 2018 and 2017, primarily in the Grocery & Snacks and Refrigerated & Frozen segments.
Walmart, Inc. and its affiliates accounted for approximately 24% and 26% of consolidated net receivables as of February 25, 2018 and May 28, 2017, respectively.
We offer certain suppliers access to a third-party service that allows them to view our scheduled payments online. The third party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third party, or any financial institutions concerning this service. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of February 25, 2018, $80.6 million of our total accounts payable is payable to suppliers who utilize this third-party service.

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
Readers of this report should understand that these forward-looking statements are not guarantees of performance or results. Forward-looking statements provide our current expectations and beliefs concerning future events and are subject to risks, uncertainties, and factors relating to our business and operations, all of which are difficult to predict and could cause our actual results to differ materially the expectations expressed in or implied by such forward-looking statements. Such risks, uncertainties, and factors include, among other things: the ability and timing to obtain required regulatory approvals and satisfy other closing conditions for the pending divestiture of our Del Monte® processed fruit and vegetable business in Canada; our ability to achieve the intended benefits of recent and pending acquisitions and divestitures, including the recent spin-off of our Lamb Weston business; our ability to successfully complete a sale of our Wesson® oil business; general economic and industry conditions; our ability to successfully execute our long-term value creation strategy; our ability to access capital; our ability to execute our operating and restructuring plans and achieve our targeted operating efficiencies from cost-saving initiatives and to benefit from trade optimization programs; the effectiveness of our hedging activities and our ability to respond to volatility in commodities; the competitive environment and related market conditions; our ability to respond to changing consumer preferences and the success of our innovation and marketing investments; the ultimate impact of any product recalls and litigation, including litigation related to the lead paint and pigment matters; actions of governments and regulatory factors affecting our businesses, including the ultimate impact of recently enacted U.S tax legislation and related regulations or interpretations; the availability and prices of raw materials, including any negative effects caused by inflation or weather conditions; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges; the costs, disruption, and diversion of management's attention associated with campaigns commenced by activist investors; and other risks described in our Annual Report on Form 10-K and other reports we file with the Securities and Exchange Commission (the "SEC"). We caution readers not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no responsibility to update these statements, except as required by law.
The discussion that follows should be read together with the unaudited Condensed Consolidated Financial Statements and related notes contained in this report and with the financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended May 28, 2017 and subsequent filings with the SEC. Results for the third quarter of fiscal 2018 are not necessarily indicative of results that may be attained in the future.
Fiscal 2018 Third Quarter Executive Overview
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

In the third quarter of fiscal 2018, results reflected a slight increase in net sales, including the impact of recent acquisitions, with organic (excludes impact of foreign exchange and divested businesses, as well as acquisitions until the anniversary date of the acquisition) increases in the Refrigerated & Frozen and International segments, in each case compared to the third quarter of fiscal 2017. Overall gross margin declined primarily due to higher-than-anticipated inflation, including transportation costs, and increased investments to drive brand saliency, enhanced distribution, and consumer trial of new innovation. Overall segment operating profit decreased primarily due to the decrease in gross margins. The decline in segment operating performance was offset by lower corporate expenses, an increase in equity method investment earnings, and lower interest expense, in each case compared to the third quarter of fiscal 2017.
On December 22, 2017, the 2017 U.S. Tax Cuts and Jobs Act (the "Tax Act") was signed into law. The Tax Act reduces tax rates and modifies certain policies, credits and deductions and has certain international tax consequences. The Tax Act reduces the federal corporate tax rate from a maximum of 35% to a flat 21% rate. The Tax Act's corporate rate reduction became effective January 1, 2018, in the middle of our third quarter. Given our off calendar fiscal year end, our fiscal 2018 federal statutory tax rate will be a blended rate. Our federal statutory rate will reduce to 21% in fiscal 2019. As a result, we were required to revalue our deferred tax assets and liabilities to account for the future impact of lower corporate tax rates and other provisions of the Tax Act. These changes resulted in a one-time estimated income benefit of $236.7 million for the third quarter of fiscal 2018. This amount may be adjusted in the future as further information and interpretations become available.
Diluted earnings per share in the third quarter of fiscal 2018 were $0.90, including earnings of $0.87 per diluted share from continuing operations and $0.03 per diluted share from discontinued operations. Diluted earnings per share in the third quarter of fiscal 2017 were $0.41, all from continuing operations. Diluted earnings per share were affected by fewer shares outstanding in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. In addition, several significant items affect the comparability of year-over-year results of continuing operations (see "Items Impacting Comparability" below).
During the third quarter of fiscal 2018, we entered into a term loan agreement (the "Credit Agreement") with a financial institution. The Credit Agreement provides for term loans to the Company in an aggregate principal amount not in excess of $300.0 million. Subsequent to the third quarter of fiscal 2018, we borrowed the full amount of the $300.0 million provided for under the Credit Agreement. The Credit Agreement matures on February 26, 2019. The term loan will bear interest at a rate equal to three-month LIBOR plus 0.75% per annum.
Items Impacting Comparability
Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions is discussed in the segment review below.
Items of note impacting comparability for the third quarter of fiscal 2018 included the following:

•
an income tax benefit of $236.7 million related to the enactment of the Tax Act, including the revaluation of deferred income tax assets and liabilities and the transition tax related to a territorial foreign tax regime,

•
an income tax expense of $78.6 million associated with a change in a valuation allowance on a deferred tax asset due to the termination of the agreement for the proposed sale of our Wesson® oil business,

•	charges totaling $34.9 million ($25.6 million after-tax) related to the early termination of an unfavorable lease contract by purchasing the property subject to the lease,

•
an income tax expense of $19.4 million associated with unusual tax items related to a pension contribution subsequent to the end of the third quarter of fiscal 2018 and the effect of a law change in Mexico requiring deconsolidation for tax reporting purposes,

•	charges totaling $14.7 million ($10.8 million after-tax) in connection with our SCAE Plan (as defined below),

•	a benefit of $4.3 million ($2.9 million after-tax) related to the substantial liquidation of an international joint venture (recorded in equity method investment earnings), and

•	charges totaling $3.1 million ($2.1 million after-tax) associated with costs incurred for acquisitions and planned divestitures.
Items of note impacting comparability for the third quarter of fiscal 2017 included the following:

•	charges totaling $32.7 million ($21.1 million after-tax) related to the early retirement of debt,

•	charges totaling $13.8 million ($8.5 million after-tax) related to the pension plan lump sum settlement,

•	charges totaling $13.7 million ($8.9 million after-tax) in connection with our SCAE Plan, and

•	an income tax benefit of $7.1 million primarily associated with certain foreign incentives.
Items of note impacting comparability for the first three quarters of fiscal 2018 included the following:

•	an income tax benefit of $236.7 million related to the enactment of the Tax Act,

•
an income tax expense of $78.6 million associated with a change in a valuation allowance on a deferred tax asset due to the termination of the agreement for the proposed sale of our Wesson® oil business,

•
an income tax charge of $41.9 million associated with unusual tax items related to the repatriation of cash during the second quarter from foreign subsidiaries, the tax expense related to the earnings of foreign subsidiaries previously deemed to be permanently invested, a pension contribution subsequent to the end of the third quarter of fiscal 2018, and the effect of a law change in Mexico requiring deconsolidation for tax reporting purposes,

•	charges totaling $34.9 million ($25.6 million after-tax) related to the early termination of an unfavorable lease contract by purchasing the property subject to the lease,

•	charges totaling $33.2 million ($22.8 million after-tax) in connection with our SCAE Plan,

•	charges totaling $11.7 million ($7.6 million after-tax) associated with costs incurred for acquisitions and planned divestitures,

•	a benefit of $4.3 million ($2.9 million after-tax) related to the substantial liquidation of an international joint venture (recorded in equity method investment earnings), and

•	charges totaling $4.1 million ($2.5 million after-tax) related to a remeasurement of our salaried and non-qualified pension plan liability.
Items of note impacting comparability for the first three quarters of fiscal 2017 included the following:

•	charges totaling $208.6 million ($190.9 million after-tax) related to the impairment of goodwill and other intangible assets primarily in our International segment,

•	gains totaling $197.4 million ($67.3 million after-tax) from the divestiture of the Spicetec and JM Swank businesses,

•	charges totaling $93.3 million ($60.2 million after-tax) related to the early retirement of debt,

•	charges totaling $47.6 million ($30.8 million after-tax) in connection with our SCAE Plan,

•	charges totaling $13.8 million ($8.5 million after-tax) related to the pension plan lump sum settlement, and

•	an income tax benefit of $14.6 million associated with a tax planning strategy that allowed us to utilize certain state tax attributes and certain foreign incentives.
Acquisitions
During the third quarter of fiscal 2018, we acquired the Sandwich Bros. of Wisconsin® business, maker of frozen breakfast and entree flatbread pocket sandwiches, for a cash purchase price of $87.3 million, net of cash acquired and subject to working capital adjustments. The business is included in the Refrigerated & Frozen segment.
In October 2017, we acquired Angie's Artisan Treats, LLC, maker of Angie's® BOOMCHICKAPOP® ready-to-eat popcorn, for a cash purchase price of $249.8 million, net of cash acquired. The business is primarily included in the Grocery & Snacks segment.
In April 2017, we acquired protein-based snacking businesses Thanasi Foods LLC, maker of Duke's® meat snacks, and BIGS LLC, maker of BIGS® seeds, for $217.6 million in cash, net of cash acquired. These businesses are primarily included in the Grocery & Snacks segment.
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

Divestitures
During the fourth quarter of fiscal 2017, we signed an agreement to sell our Wesson® oil business, which is part of our Grocery & Snacks segment, to The J.M. Smucker Company ("Smucker"). Subsequent to the third quarter of fiscal 2018, Conagra Brands and Smucker terminated the agreement. This outcome followed the decision of the Federal Trade Commission, announced on March 5, 2018, to challenge the pending sale. The Company is still actively marketing the Wesson® oil business and expects to sell it within the next twelve months.
During the third quarter of fiscal 2018, we signed a definitive agreement to sell our Del Monte® processed fruit and vegetable business in Canada, which is part of our International segment. The transaction is valued at approximately $43.0 million Canadian dollars, which was approximately $34.0 million U.S. dollars at the exchange rate on the date of announcement. The sale is subject to customary closing conditions.
On November 9, 2016, we completed the Spinoff of Lamb Weston. The results of operations of the Lamb Weston business have been reclassified to discontinued operations for all periods presented.
In the first quarter of fiscal 2017, we completed the sales of our Spicetec and Flavors & Seasonings business ("Spicetec") and JM Swank business for combined proceeds of $489.0 million. The results of operations of Spicetec and JM Swank are included in the Commercial segment.
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
Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions initiated through the end of the third quarter of fiscal 2018, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of February 25, 2018, the Board of Directors of the Company has approved the incurrence of up to $900.9 million of expenses in connection with the SCAE Plan, including expenses allocated for the Private Brands and Lamb Weston operations. We have incurred or expect to incur approximately $463.1 million of charges ($319.4 million of cash charges and $143.7 million of non-cash charges) for actions identified to date under the SCAE Plan related to our continuing operations. In the third quarter and first three quarters of fiscal 2018, we recognized charges of $14.7 million and $33.2 million, respectively, in association with the SCAE Plan related to our continuing operations. In the third quarter and first three quarters of fiscal 2017, we recognized charges of $13.7 million and $47.6 million, respectively, in association with the SCAE Plan related to our continuing operations. We expect to incur costs related to the SCAE Plan over a multi-year period.

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
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended		Thirty-nine weeks ended
($ in millions)	February 25, 2018	February 26, 2017	February 25, 2018	February 26, 2017
Gross derivative gains (losses) incurred	$(0.5)	$0.3	$(4.9)	$3.0
Less: Net derivative gains (losses) allocated to reporting segments	(1.3)	(0.2)	(6.8)	2.6
Net derivative gains recognized in general corporate expenses	$0.8	$0.5	$1.9	$0.4
Net derivative gains (losses) allocated to Grocery & Snacks	$0.5	$0.1	$(0.5)	$2.0
Net derivative losses allocated to Refrigerated & Frozen	(0.3)	(0.8)	(0.2)	(0.3)
Net derivative gains (losses) allocated to International	(1.5)	0.6	(5.9)	0.9
Net derivative gains (losses) allocated to Foodservice	—	(0.1)	(0.2)	0.1
Net derivative losses allocated to Commercial	—	—	—	(0.1)
Net derivative gains (losses) included in segment operating profit	$(1.3)	$(0.2)	$(6.8)	$2.6
As of February 25, 2018, the cumulative amount of net derivative losses from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $1.1 million. This amount reflected net losses of $0.6 million incurred during the thirty-nine weeks ended February 25, 2018, as well as net losses of $0.5 million incurred prior to fiscal 2018. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results losses of $0.6 million in fiscal 2018 and losses of $0.5 million in fiscal 2019 and thereafter.
Net Sales

	Net Sales
($ in millions)	Thirteen weeks ended			Thirty-nine weeks ended
Reporting Segment	February 25, 2018	February 26, 2017	% Inc (Dec)	February 25, 2018	February 26, 2017	% Inc (Dec)
Grocery & Snacks	$838.3	$849.0	(1)%	$2,484.5	$2,459.4	1%
Refrigerated & Frozen	688.5	667.2	3%	2,062.3	2,012.5	3%
International	223.4	205.2	9%	634.6	611.3	4%
Foodservice	244.3	259.8	(6)%	790.7	810.9	(3)%
Commercial	—	—	—%	—	71.1	(100)%
Total	$1,994.5	$1,981.2	1%	$5,972.1	$5,965.2	—%

Net sales for the third quarter of fiscal 2018 were $1.99 billion, an increase of $13.3 million, or 1%, from the third quarter of fiscal 2017. Net sales for the first three quarters of fiscal 2018 were $5.97 billion, an increase of $6.9 million, or flat, from the first three quarters of fiscal 2017.
Grocery & Snacks net sales for the third quarter of fiscal 2018 were $838.3 million, a decrease of $10.7 million, or 1%, compared to the third quarter of fiscal 2017. Grocery & Snacks net sales for the first three quarters of fiscal 2018 were $2.48 billion, an increase of $25.1 million, or 1%, compared to the first three quarters of fiscal 2017. Results for the third quarter of fiscal 2018 reflected a 4% decrease in volumes, excluding the impact of acquisitions. The decrease in sales volumes was driven by retailer inventory reductions, which were higher than anticipated, and deliberate actions to optimize distribution on certain lower-margin products, consistent with the Company's value over volume strategy. Price/mix decreased by 2% in the third quarter of fiscal 2018, compared to the third quarter of fiscal 2017, as a result of investing with retail customers to drive increased brand saliency, enhanced distribution, and consumer trial. Results for the first three quarters of fiscal 2018 reflected a 2% decrease in volumes, excluding the impact of acquisitions, reflecting the reduction in promotional intensity and planned discontinuation of certain lower-performing products in addition to the above-cited items. Price/mix decreased by 1% in the first three quarters of fiscal 2018, compared to the first three quarters of fiscal 2017, as a result of increased investing with retail customers, as mentioned above. The acquisitions of Thanasi Foods LLC, BIGS LLC, and Angie's Artisan Treats, LLC contributed $42.7 million and $90.1 million, or 5% and 4%, to Grocery & Snacks net sales for the third quarter and first three quarters of fiscal 2018, respectively. The acquisition of Frontera Foods, Inc. and Red Fork LLC contributed $8.6 million for the first three quarters of fiscal 2018 through the one-year anniversary of the acquisition, which occurred in September 2016.
Refrigerated & Frozen net sales for the third quarter of fiscal 2018 were $688.5 million, an increase of $21.3 million, or 3%, compared to the third quarter of fiscal 2017. Refrigerated & Frozen net sales for the first three quarters of fiscal 2018 were $2.06 billion, an increase of $49.8 million, or 3%, compared to the first three quarters of fiscal 2017. Results for the third quarter and first three quarters of fiscal 2018 reflected a 2% and 3% increase in volumes, respectively, excluding the impact of acquisitions. The increase in sales volumes was a result of core business improvements and innovation launches. Price/mix increased by 1% in the third quarter of fiscal 2018 compared to the prior-year period, as mix improvements from recent innovation more than offset investments with retail customers to drive brand saliency, enhanced distribution, and consumer trial. Price/mix decreased by 1% in the first three quarters of fiscal 2018 compared to the prior-year period, primarily due to investments to drive brand saliency, enhanced distribution, and consumer trial. The acquisition of the Sandwich Bros. of Wisconsin® business contributed $4.1 million to Refrigerated & Frozen net sales for both the third quarter and first three quarters of fiscal 2018. The acquisition of Frontera Foods, Inc. and Red Fork LLC, and subsequent innovation in those brands, contributed $4.4 million for the first three quarters of fiscal 2018 through the one-year anniversary of the acquisition, which occurred in September 2016.
International net sales for the third quarter of fiscal 2018 were $223.4 million, an increase of $18.2 million, or 9%, compared to the third quarter of fiscal 2017. International net sales for the first three quarters of fiscal 2018 were $634.6 million, an increase of $23.3 million, or 4%, compared to the first three quarters of fiscal 2017. Results for the third quarter of fiscal 2018 reflected a 1% increase in volume, a 3% increase in price/mix, and a 5% increase from foreign exchange rates, in each case compared to the prior-year period. Results for the first three quarters of fiscal 2018 reflected a 3% decrease in volume, a 3% increase in price/mix, and a 4% increase from foreign exchange rates, in each case compared to the prior-year period. The volume increase in the third quarter of fiscal 2018 was driven by promotional timing. The volume decrease in the first three quarters of fiscal 2018 reflected strategic decisions to eliminate lower margin products and a reduction in promotional intensity. The increase in price/mix for the third quarter and first three quarters of fiscal 2018 was driven by improvements in pricing and trade productivity.
Foodservice net sales for the third quarter of fiscal 2018 were $244.3 million, a decrease of $15.5 million, or 6%, compared to the third quarter of fiscal 2017. Foodservice net sales for the first three quarters of fiscal 2018 were $790.7 million, a decrease of $20.2 million, or 3%, compared to the first three quarters of fiscal 2017. Results for both the third quarter and first three quarters of fiscal 2018 reflected a 13% decrease in volume compared to the prior-year period. The decrease in volumes for the third quarter of fiscal 2018 reflected the planned discontinuation of certain lower-performing businesses and softness in certain categories. The decrease in volumes for the first three quarters of fiscal 2018 primarily reflected the impact of exiting a non-core business and the above-cited items, partially offset by a benefit in the second quarter of fiscal 2018 related to the recent hurricanes. Price/mix increased by 7% and 10% for the third quarter and first three quarters of fiscal 2018, respectively, compared to the prior-year period. The increase in price/mix reflected favorable product and customer mix, the impact of inflation-driven increases in pricing, and the execution of the segment's value over volume strategy.
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

SG&A Expenses (Includes general corporate expenses)
SG&A expenses totaled $330.2 million for the third quarter of fiscal 2018, a decrease of $19.5 million, as compared to the third quarter of fiscal 2017. SG&A expenses for the third quarter of fiscal 2018 reflected the following:
Items impacting comparability of earnings

•	a charge of $34.9 million related to the early termination of an unfavorable lease contract,

•	expenses of $14.8 million in connection with our SCAE Plan, and

•	expenses of $2.5 million associated with costs incurred for acquisitions and planned divestitures.
Other changes in expenses compared to the third quarter of fiscal 2017

•	a decrease in incentive compensation expense of $13.2 million,

•	a decrease in advertising and promotion spending of $12.5 million,

•	a decrease in pension and postretirement expense of $6.4 million, and

•	a decrease in transition services agreement income of $5.7 million.
SG&A expenses for the third quarter of fiscal 2017 included the following items impacting the comparability of earnings:

•	charges totaling $32.7 million related to the early retirement of debt,

•	expense of $13.8 million in connection with a salaried pension plan lump sum settlement,

•	expenses of $9.0 million in connection with our SCAE plan, and

•	a benefit of $6.7 million related to the reversal of a lease put option accrual upon the expiration of the lease, partially offset by the amortization of put options of $1.2 million.
SG&A expenses totaled $876.5 million for the first three quarters of fiscal 2018, a decrease of $122.8 million, as compared to the first three quarters of fiscal 2017. SG&A expenses for the first three quarters of fiscal 2018 reflected the following:
Items impacting comparability of earnings

•	a charge of $34.9 million related to the early termination of an unfavorable lease contract,

•	expenses of $27.6 million in connection with our SCAE Plan,

•	expenses of $11.1 million associated with costs incurred for acquisitions and planned divestitures, and

•	a charge of $4.1 million related to the remeasurement of our salaried and non-qualified pension plan liability.
Other changes in expenses compared to the first three quarters of fiscal 2017

•	a decrease in advertising and promotion spending of $33.7 million,

•	a decrease in share-based payment expense of $14.1 million,

•	a decrease in incentive compensation expense of $13.2 million,

•	a decrease in pension and postretirement expense of $9.5 million,

•	a decrease in transition services agreement income of $14.1 million, and

•	an increase in self-insured worker's compensation and product liability expense of $8.5 million.
SG&A expenses for the first three quarters of fiscal 2017 included the following items impacting the comparability of earnings:

•	charges totaling $208.6 million related to the impairment of goodwill and other intangible assets primarily within our International segment,

•	gains totaling $197.4 million from the divestiture of the Spicetec and JM Swank businesses,

•	charges totaling $93.3 million related to the early retirement of debt,

•	expenses of $35.9 million in connection with our SCAE plan,

•	expense of $13.8 million in connection with a salaried pension plan lump sum settlement, and

•	a benefit of $6.7 million related to the reversal of a lease put option accrual upon expiration of the lease, partially offset by the amortization of put options of $4.9 million.
Operating Profit (Earnings before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

	Operating Profit
($ in millions)	Thirteen weeks ended			Thirty-nine weeks ended
Reporting Segment	February 25, 2018	February 26, 2017	% Inc (Dec)	February 25, 2018	February 26, 2017	% Inc (Dec)
Grocery & Snacks	$175.6	$202.1	(13)%	$551.6	$602.8	(9)%
Refrigerated & Frozen	126.1	128.7	(2)%	356.5	338.9	5%
International	29.5	18.1	63%	68.6	(157.8)	N/A
Foodservice	24.0	27.8	(13)%	94.6	81.4	16%
Commercial	—	(0.2)	(100)%	—	202.6	(100)%
Grocery & Snacks operating profit for the third quarter of fiscal 2018 was $175.6 million, a decrease of $26.5 million, or 13%, compared to the third quarter of fiscal 2017. Gross profits were $26.5 million lower in the third quarter of fiscal 2018 than in the third quarter of fiscal 2017. The lower gross profit was driven by the previously mentioned volume declines and investments with retailers, as well as the impacts of higher input costs and transportation inflation and lower than expected supply chain realized productivity. The acquisitions of Thanasi Foods LLC, BIGS LLC, and Angie's Artisan Treats, LLC contributed $13.2 million to Grocery & Snacks gross profit for the third quarter of fiscal 2018. Advertising and promotion expenses for the third quarter of fiscal 2018 decreased by $6.9 million compared to the third quarter of fiscal 2017. Operating profit of the Grocery & Snacks segment was impacted by charges of $0.4 million and $9.1 million in connection with our restructuring plans in the third quarter of fiscal 2018 and 2017, respectively. In addition, the third quarter of fiscal 2018 included $2.4 million in charges related to acquisitions and planned divestitures.
Grocery & Snacks operating profit for the first three quarters of fiscal 2018 was $551.6 million, a decrease of $51.2 million, or 9%, compared to the first three quarters of fiscal 2017. Gross profits were $43.8 million lower in the first three quarters of fiscal 2018 than in the first three quarters of fiscal 2017. The lower gross profit was driven by investments with retailers as well as the continued impacts of higher input costs and transportation inflation, partially offset by improved plant productivity. The acquisitions of Thanasi Foods LLC, BIGS LLC, and Angie's Artisan Treats, LLC contributed $29.0 million to Grocery & Snacks gross profit for the first three quarters of fiscal 2018. The acquisition of Frontera Foods, Inc. and Red Fork LLC contributed $2.1 million in gross profit for the first three quarters of fiscal 2018, through the one-year anniversary of the acquisition that occurred in September 2016. Advertising and promotion expenses for the first three quarters of fiscal 2018 decreased by $13.4 million compared to the first three quarters of fiscal 2017. Operating profit of the Grocery & Snacks segment was impacted by charges of $10.6 million and $15.4 million in connection with our restructuring plans in the first three quarters of fiscal 2018 and 2017, respectively. In addition, the first three quarters of fiscal 2018 included $11.0 million in charges related to acquisitions and planned divestitures.
Refrigerated & Frozen operating profit for the third quarter of fiscal 2018 was $126.1 million, a decrease of $2.6 million, or 2%, compared to the third quarter of fiscal 2017. Gross profits were $4.6 million lower in the third quarter of fiscal 2018 than in the third quarter of fiscal 2017, driven by increased input costs and transportation inflation, partially offset by increased sales volumes, improved sales price/mix, and supply chain realized productivity. Operating profit of the Refrigerated & Frozen segment was impacted by charges of $0.1 million in the third quarter of fiscal 2018 and a benefit of $1.1 million in the third quarter of fiscal 2017 in connection with our restructuring plans.
Refrigerated & Frozen operating profit for the first three quarters of fiscal 2018 was $356.5 million, an increase of $17.6 million, or 5%, compared to the first three quarters of fiscal 2017. Gross profits were $9.8 million lower in the first three quarters of fiscal 2018 than in the first three quarters of fiscal 2017, driven by continuing increases in input costs and transportation inflation as well as investments to drive distribution, enhanced shelf presence, and trial, partially offset by increased sales volumes and supply chain realized productivity. Advertising and promotion expenses for the first three quarters of fiscal 2018 decreased by $13.6 million compared to the first three quarters of fiscal 2017. Operating profit of the Refrigerated & Frozen segment was impacted by charges of $0.1 million and $6.1 million in connection with our restructuring plans in the first three quarters of fiscal 2018 and 2017, respectively. In addition, the first three quarters of fiscal 2017 included a charge of $7.7 million related to a product recall.

International operating profit for the third quarter of fiscal 2018 was $29.5 million, an increase of $11.4 million, or 63%, compared to the third quarter of fiscal 2017. Gross profits were $11.1 million higher in the third quarter of fiscal 2018 than in the third quarter of fiscal 2017, due to improved price/mix, timing and optimization of advertising and promotional spending, and the favorable impact of foreign exchange.
International operating profit for the first three quarters of fiscal 2018 was $68.6 million, compared to an operating loss of $157.8 million in the first three quarters of fiscal 2017. The operating loss in the first three quarters of fiscal 2017 included charges totaling $207.5 million for the impairment of goodwill and an intangible brand asset in our Canadian and Mexican operations. Gross profits were $15.0 million higher in the first three quarters of fiscal 2018 than in the first three quarters of fiscal 2017, as a result of the planned discontinuations of certain lower-performing products in addition to the above-cited items.
Foodservice operating profit for the third quarter of fiscal 2018 was $24.0 million, a decrease of $3.8 million, or 13%, compared to the third quarter of fiscal 2017. Gross profits were $2.5 million lower in the third quarter of fiscal 2018 than in the third quarter of fiscal 2017. The lower gross profit primarily reflected the decrease in sales volumes and increased input costs, partially offset by the benefits of favorable price/mix and supply chain realized productivity.
Foodservice operating profit for the first three quarters of fiscal 2018 was $94.6 million, an increase of $13.2 million, or 16%, compared to the first three quarters of fiscal 2017. Gross profits were $10.7 million higher in the first three quarters of fiscal 2018 than in the first three quarters of fiscal 2017. The higher gross profit primarily reflected the impact of inflation-driven increases in pricing and supply chain realized productivity, partially offset by lower sales volumes and increased input costs. Operating profit of the Foodservice segment was impacted by charges of $1.8 million in the first three quarters of fiscal 2017 in connection with our restructuring plans.
Commercial operating loss for the third quarter of fiscal 2017 was $0.2 million. Commercial operating profit for the first three quarters of fiscal 2017 was $202.6 million. The company sold the Spicetec and JM Swank businesses in the first quarter of fiscal 2017, recognizing pre-tax gains totaling $197.4 million. These businesses comprise the entire Commercial segment following the presentation of Lamb Weston as discontinued operations. There are no further operations in the Commercial segment.
Interest Expense, Net
Net interest expense was $39.8 million and $45.7 million for the third quarter of fiscal 2018 and 2017, respectively. Net interest expense was $114.2 million and $158.0 million for the first three quarters of fiscal 2018 and 2017, respectively. The decrease reflects the repayment of $550.0 million aggregate principal amount of outstanding notes in the first quarter of fiscal 2017, $473.0 million aggregate principal amount of outstanding notes in the third quarter of fiscal 2017, $119.6 million aggregate principal amount of outstanding notes in the third quarter of fiscal 2018, as well as the exchange of $1.44 billion of debt in connection with the Spinoff of Lamb Weston during the second quarter of 2017. This was partially offset by the issuance of $500.0 million aggregate principal amount of floating rate notes due 2020 during the second quarter of fiscal 2018.
Income Taxes
In the third quarter of fiscal 2018 and 2017, our income tax expense from continuing operations was a benefit of $91.4 million and expense of $67.9 million, respectively. Income tax expense from continuing operations for the first three quarters of fiscal 2018 and 2017 was $138.1 million and $315.5 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately (36)% and 27% for the third quarter of fiscal 2018 and 2017, respectively. The effective tax rate in the first three quarters of fiscal 2018 and 2017 was 16% and 45%, respectively.
The Tax Act was enacted into law on December 22, 2017. The changes to U.S. tax law include, but are not limited to:
•reducing the federal statutory income tax rate from 35% to 21%, effective January 1, 2018;
•eliminating the deduction for domestic manufacturing activities, which impacts us beginning in fiscal 2019;
•requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries;

•	repealing the exception for deductibility of performance-based compensation to covered employees, along with expanding the number of covered employees;
•allowing immediate expensing of machinery and equipment contracted for purchase after September 27, 2017; and

•
changing taxation of multinational companies, including a new minimum tax on Global Intangible Low-Taxed Income, a new Base Erosion Anti-Abuse Tax, and a new U.S. corporate deduction for Foreign-Derived Intangible Income, all of which are effective for us beginning in 2019.

As a result of our fiscal year end, the lower U.S. statutory federal income tax rate will result in a blended U.S. federal statutory rate of 29.3% for the fiscal year ending May 27, 2018. The U.S. federal statutory rate is expected to be 21% for fiscal years beginning after May 27, 2018.
The effective tax rate in the third quarter of fiscal 2018 reflected the following:

•	the impact of U.S. tax reform, as noted above,

•	an adjustment of valuation allowance associated with the termination of the agreement for the proposed sale of our Wesson® oil business,

•	an indirect cost of the pension contribution made on February 26, 2018,

•	a reserve for the effect of a law change in Mexico, and

•
an income tax benefit allowed upon the vesting/exercise of employee stock compensation awards by our employees, beyond that which is attributable to the original fair value of the awards upon the date of grant.

The effective tax rate for the first three quarters of fiscal 2018 reflected the above-cited items, as well as additional expense related to undistributed foreign earnings for which the indefinite reinvestment assertion is no longer made.
The effective tax rate in the third quarter of fiscal 2017 reflected the following:

•	an income tax benefit related to the receipt of foreign tax incentives and

•
an income tax benefit allowed upon the vesting/exercise of employee stock compensation awards by our employees, beyond that which is attributable to the original fair value of the awards upon the date of grant.

The effective tax rate for the first three quarters of fiscal 2017 reflected the above-cited items, as well as the following:

•	additional tax expense associated with non-deductible goodwill sold in connection with the dispositions of the Spicetec and JM Swank businesses,

•	additional tax expense associated with non-deductible goodwill in our Canadian and Mexican business, for which an impairment charge was recognized, and

•	an income tax benefit associated with a tax planning strategy that allowed us to utilize certain state tax attributes.
Equity Method Investment Earnings
Equity method investment earnings were $29.0 million and $21.8 million for the third quarter of fiscal 2018 and 2017, respectively. Equity method investment earnings were $79.6 million and $52.1 million for the first three quarters of fiscal 2018 and 2017, respectively. A benefit of $4.3 million was included in the earnings of the third quarter and first three quarters of fiscal 2018 in connection with a gain on the substantial liquidation of an international joint venture. In addition, Ardent Mills earnings were higher than they were in the prior-year periods due to more favorable market conditions and continued improvement in operating effectiveness.
Results of Discontinued Operations
Our discontinued operations generated an after-tax gain of $14.5 million and $0.7 million for the third quarter of fiscal 2018 and 2017, respectively. Our discontinued operations generated an after-tax gain of $14.6 million and $103.7 million for the first three quarters of fiscal 2018 and 2017, respectively. In the third quarter of fiscal 2018, a $14.5 million income tax benefit was recorded due to an adjustment of the estimated deductibility of the costs incurred associated with effecting the Spinoff of Lamb Weston. The prior-year period results reflected the operations of Lamb Weston through the date of its Spinoff in November 2016. We incurred significant costs associated with effecting the Spinoff of Lamb Weston. These costs are included in results of discontinued operations.

Earnings Per Share
Diluted earnings per share in the third quarter of fiscal 2018 were $0.90, including earnings of $0.87 per diluted share from continuing operations and $0.03 per diluted share from discontinued operations. Diluted earnings per share in the third quarter of fiscal 2017 were $0.41.
Diluted earnings per share in the first three quarters of fiscal 2018 were $1.80, including earnings of $1.76 per share from continuing operations and $0.04 per share from discontinued operations. Diluted earnings per share in the first three quarters of fiscal 2017 were $1.11, including earnings of $0.89 per diluted share from continuing operations and $0.22 per diluted share from discontinued operations.

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
At February 25, 2018, we had a revolving credit facility (the "Facility") with a syndicate of financial institutions that provides for a maximum aggregate principal amount outstanding at any one time of $1.25 billion (subject to increase to a maximum aggregate principal amount of $1.75 billion with the consent of the lenders). We have historically used a credit facility principally as a back-up for our commercial paper program. As of February 25, 2018, there were no outstanding borrowings under the Facility.
During the third quarter of fiscal 2018, we entered into a term loan agreement (the "Credit Agreement") with a financial institution. The Credit Agreement provides for term loans to the Company in an aggregate principal amount not in excess of $300.0 million. Subsequent to the third quarter of fiscal 2018, we borrowed the full amount of the $300.0 million provided for under the Credit Agreement. The proceeds from this borrowing were used to make a voluntary pension plan contribution in the amount of $300.0 million. The Credit Agreement matures on February 26, 2019. The term loan will bear interest at a rate equal to three-month LIBOR plus 0.75% per annum.
As of February 25, 2018, we were in compliance with all financial covenants.
Subsequent to the third quarter of fiscal 2018, we repaid the remaining principal balance of $70.1 million of our 2.1% senior notes on the maturity date of March 15, 2018. We utilized commercial paper issuances to finance this repayment.
During the third quarter of fiscal 2018, we repaid the remaining principal balance of $119.6 million of our 1.9% senior notes on the maturity date of January 25, 2018.
During the second quarter of fiscal 2018, we issued $500.0 million aggregate principal amount of floating rate notes due October 9, 2020. The notes bear interest at a rate equal to three-month LIBOR plus 0.50% per annum.
As of February 25, 2018, we had $352.3 million outstanding under our commercial paper program. The highest level of borrowings during the first three quarters of fiscal 2018 was $419.9 million. As of May 28, 2017, we had $26.2 million outstanding under our commercial paper program.
As of the end of the third quarter of fiscal 2018, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the Facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.
We repurchase shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. During the first three quarters of fiscal 2018, we repurchased 24.5 million shares of our common stock under this authorization for an aggregate of $860.0 million. The Company's total remaining share repurchase authorization as of February 25, 2018 was $522.0 million.
On December 12, 2017, the Board of Directors announced a quarterly dividend payment of $0.2125 per share, payable on March 1, 2018 to stockholders of record as of the close of business on January 30, 2018.

During the third quarter of fiscal 2018, we entered into an agreement to sell our Del Monte® processed fruit and vegetable business in Canada to Bonduelle Group. The transaction is subject to certain customary closing conditions. The transaction is valued at approximately $43.0 million Canadian dollars, which was approximately $34.0 million U.S. dollars at the exchange rate on the date of announcement.
During the fourth quarter of fiscal 2017, we signed an agreement to sell our Wesson® oil business to Smucker for $285 million. Subsequent to the third quarter of fiscal 2018, Conagra Brands and Smucker terminated the agreement. This outcome followed the decision of the Federal Trade Commission, announced on March 5, 2018, to challenge the pending transaction. The Company is still actively marketing the Wesson® oil business and expects to sell it within the next twelve months.
We have access to our $1.25 billion Facility, our commercial paper program, and the capital markets. We believe we also have access to additional bank loan facilities, if needed.
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
Cash Flows
During the first three quarters of fiscal 2018, we used $118.5 million of cash, which was the net result of $842.3 million generated from operating activities, $501.2 million used in investing activities, $468.0 million used in financing activities, and an increase of $8.4 million due to the effects of changes in foreign currency exchange rates.
Cash generated from operating activities of continuing operations totaled $808.1 million in the first three quarters of fiscal 2018, as compared to $803.5 million generated in the first three quarters of fiscal 2017. The slight increase was primarily the net result of lower income tax and interest payments, offset by reduced operating profits and changes in working capital for the first three quarters of fiscal 2018 compared to the first three quarters of fiscal 2017. Income tax payments were impacted by the corporate tax rate reductions resulting from the Tax Act signed into law during the third quarter of fiscal 2018. Significant debt repayments during fiscal 2017 contributed to decreased interest payments in the first three quarters of fiscal 2018. Payments related to incentive compensation and our restructuring plans were also reduced for the first three quarters of fiscal 2018 compared to the first three quarters of fiscal 2017. Greater input costs and retailer investments, increases in accounts receivable, higher inventory build, and payments made to terminate an unfavorable operating lease negatively impacted operating cash flows for the first three quarters of fiscal 2018 compared to the prior year period.
The operating activities of discontinued operations generated $34.2 million and $43.0 million in the first three quarters of fiscal 2018 and 2017, respectively. This reflects the activities of the Lamb Weston business that was spun off on November 9, 2016 and other divested businesses.
Cash used in investing activities of continuing operations totaled $501.2 million in the first three quarters of fiscal 2018, compared to cash provided of $234.9 million in the first three quarters of fiscal 2017. Investing activities of continuing operations in the first three quarters of fiscal 2018 consisted primarily of capital expenditures totaling $175.9 million and the purchases of the Sandwich Bros. of Wisconsin® business and Angie's Artisan Treats, LLC for a total of $337.1 million, net of cash acquired. Investing activities of continuing operations in the first three quarters of fiscal 2017 included proceeds from the sales of the Spicetec and JM Swank businesses totaling $489.0 million, partially offset by capital expenditures of $158.5 million and the purchase of the operating assets of Frontera Foods, Inc. and Red Fork LLC totaling $108.1 million, net of cash acquired.
Cash used in investing activities of discontinued operations in the first three quarters of fiscal 2017 resulted mainly from capital expenditures.
Cash used in financing activities of continuing operations totaled $468.0 million in the first three quarters of fiscal 2018 and $1.95 billion in the first three quarters of fiscal 2017. Financing activities of continuing operations in the first three quarters of fiscal 2018 consisted principally of common stock repurchases totaling $860.0 million, net proceeds from the issuance of long-term debt totaling $497.1 million, net short-term borrowings of $324.1 million (mainly under our commercial paper program), cash dividends paid of $257.7 million, and repayment of long-term debt totaling $170.1 million. Cash used in financing activities of continuing operations in the first three quarters of fiscal 2017 reflected long-term debt repayments of $1.06 billion, common stock repurchases totaling $594.6 million, and cash dividends paid of $328.9 million, partially offset by net proceeds from employee stock option exercises and the issuance of other stock awards of $66.6 million.
Cash provided by financing activities of discontinued operations in the first three quarters of fiscal 2017 principally comprises borrowings by Lamb Weston, which were transferred in connection with the Spinoff.

The Company had cash and cash equivalents of $132.9 million at February 25, 2018 and $251.4 million at May 28, 2017, of which $128.6 million at February 25, 2018 and $244.9 million at May 28, 2017 was held in foreign countries. During the second quarter of fiscal 2018, the Company repatriated $151.3 million of cash balances previously deemed to be permanently reinvested outside the U.S. Refer to Note 12 to the Condensed Consolidated Financial Statements contained in this report for more information related to this repatriation of cash and related adjustments to deferred tax liability, as well as the impacts of the Tax Act on remaining unremitted earnings of our foreign subsidiaries.
Our estimate of capital expenditures for fiscal 2018 is approximately $275 million. For the first three quarters of fiscal 2018, we have funded $175.9 million of capital expenditures.
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
Variable Interest Entities Not Consolidated
We lease or leased certain office buildings from entities that we have determined to be variable interest entities. The lease agreements with these entities include fixed-price purchase options for the assets being leased. The lease agreements also contain contingent put options (the "lease put options") that allow or allowed the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease agreement in place (the "put price") in certain limited circumstances. As a result of substantial impairment charges related to our divested Private Brands operations, these lease put options became exercisable. During the third quarter of fiscal 2018, we purchased two buildings that were subject to lease put options and recognized net losses totaling $48.2 million for the early exit of unfavorable lease contracts.
As of February 25, 2018, there was one remaining leased building subject to a lease put option for which the put option price exceeded the estimated fair value of the property by $8.2 million, of which we had accrued $1.1 million. We are amortizing the difference between the put price and the estimated fair value (without a lease agreement in place) of the property over the remaining lease term within SG&A expenses. This lease is accounted for as an operating lease, and accordingly, there are no material assets and liabilities, other than the accrued portion of the put price, associated with this entity included in the Condensed Consolidated Balance Sheets. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this entity. In making this determination, we have considered, among other items, the terms of the lease agreement, the expected remaining useful life of the asset leased, and the capital structure of the lessor entity.

OBLIGATIONS AND COMMITMENTS
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt, notes payable, and capital lease obligations, which totaled $3.7 billion as of February 25, 2018, were recognized as liabilities in the Condensed Consolidated Balance Sheets contained in this report. Operating lease obligations and unconditional purchase obligations, which totaled $1.2 billion as of February 25, 2018, were not recognized as liabilities in the Condensed Consolidated Balance Sheets contained in this report, in accordance with generally accepted accounting principles.

A summary of our contractual obligations as of February 25, 2018 was as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$3,201.7	$70.1	$626.7	$1,282.9	$1,222.0
Capital lease obligations	96.3	7.2	13.1	13.3	62.7
Operating lease obligations	209.6	37.5	50.3	34.9	86.9
Purchase obligations[1] and other contracts	1,052.4	886.5	106.0	58.4	1.5
Notes payable	352.3	352.3	—	—	—
Total	$4,912.3	$1,353.6	$796.1	$1,389.5	$1,373.1
1 Amount includes open purchase orders and agreements, some of which are not legally binding and/or may be cancellable. Such agreements are generally settleable in the ordinary course of business in less than one year.
We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average coupon interest rate of the long-term debt obligations outstanding as of February 25, 2018, was approximately 4.9%.
The operating lease obligations noted in the table above have not been reduced by non-cancellable sublease rentals of $0.6 million.
As of May 28, 2017, we had aggregate unfunded pension obligations totaling $565.1 million. This amount is not included in the table above. Subsequent to the end of the third quarter of fiscal 2018, we made a voluntary pension plan contribution in the amount of $300.0 million. We do not expect to be required to make additional payments to fund these amounts in the foreseeable future. Based on current statutory requirements, we are not obligated to fund any amount to our qualified pension plans during the next twelve months. We estimate that we will make payments of approximately $15.2 million over the next twelve months to fund our pension plans. See Note 14, Pension and Postretirement Benefits, to the Condensed Consolidated Financial Statements contained in this report and the Company's Annual Report on Form 10-K for the year ended May 28, 2017, Critical Accounting Estimates - Employment Related Benefits, for further discussion of our pension obligations and factors that could affect estimates of this liability.
As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in the Condensed Consolidated Balance Sheets contained in this report. A summary of our commitments, including commitments associated with equity method investments, as of February 25, 2018 was as follows:

	Amount of Commitment Expiration Per Period (in millions)
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby repurchase obligations	$0.9	$0.6	$0.3	$—	$—
Other commitments	6.6	3.9	2.7	—	—
Total	$7.5	$4.5	$3.0	$—	$—
In addition to the commitments included in the table above, as of February 25, 2018, we had $32.4 million of standby letters of credit issued on our behalf. These standby letters of credit are primarily related to our self-insured workers compensation programs and are not reflected in the Condensed Consolidated Balance Sheets contained in this report.
In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases resulting from the divestiture of the JM Swank business completed in the first quarter of fiscal 2017. As of February 25, 2018, the remaining terms of these arrangements do not exceed five years and the maximum amount of future payments we have guaranteed was $3.0 million.
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

Lamb Weston is a party to a warehouse services agreement with a third-party warehouse provider through July 2035. Under this agreement, Lamb Weston is required to make payments for warehouse services based on the quantity of goods stored and other service factors. We have guaranteed the warehouse provider that we will make the payments required under the agreement in the event that Lamb Weston fails to perform. Minimum payments of $1.5 million per month are required under this agreement. It is not possible to determine the maximum amount of the payment obligations under this agreement. Upon completion of the Spinoff, we recognized a liability for the estimated fair value of this guarantee. As of February 25, 2018, the amount of this guarantee, recorded in other noncurrent liabilities, was $28.5 million.
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
The obligations and commitments tables above do not include any reserves for uncertainties in income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at February 25, 2018 was $44.5 million. The net amount of unrecognized tax benefits at February 25, 2018, that, if recognized, would impact our effective tax rate was $39.2 million. Recognition of these tax benefits would have a favorable impact on our effective tax rate.

CRITICAL ACCOUNTING ESTIMATES
With the exception of the following update, a discussion of our critical accounting estimates can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in Part I, Item 7, of our Annual Report on Form 10-K for the fiscal year ended May 28, 2017.
During the third quarter of fiscal 2018, a decision was made to reduce the level of risk in the investment portfolio of the Company's pension plans. This decision was reached due to the salaried plan freeze as of December 31, 2017, as well as the Company's strategy of moving towards a fully-funded status for each of the Company's pension plans. The investment allocation targets will be changed to better match the future expected cash flows of the plan assets with those of the expected future benefit payments. This decision will have an impact on future returns on pension assets. This will result in an increase to the Company's pension expense in fiscal 2019 and thereafter. The increase will be estimable once the related assumptions are established at fiscal year end as part of our annual remeasurement process.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The principal market risks affecting us are exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.
Other than the changes noted below, there have been no material changes in our market risk during the thirty-nine weeks ended February 25, 2018. For additional information, refer to the "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 28, 2017.
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
The carrying amount of long-term debt (including current installments) was $3.31 billion as of February 25, 2018. Based on current market rates, the fair value of this debt at February 25, 2018 was estimated at $3.57 billion. As of February 25, 2018, a 1% increase in the interest rates would decrease the fair value of our fixed rate debt by approximately $175.8 million, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $194.5 million.
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
Value-at-Risk (VaR)
We employ various tools to monitor our derivative risk, including value-at-risk ("VaR") models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95% confidence level. Accordingly, in any given one day time period, losses greater than the amounts included in the table below are expected to occur only 5% of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, and foreign exchange positions (including discontinued operations) during the thirty-nine weeks ended February 25, 2018 and February 26, 2017.

	Fair Value Impact
In Millions	Average During Thirty-nine Weeks Ended February 25, 2018	Average During Thirty-nine Weeks Ended February 26, 2017
Energy commodities	$0.3	$0.4
Agriculture commodities	0.4	0.5
Foreign exchange	0.6	0.2

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of February 25, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective.
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
The Beatrice-related litigation proceedings include suits against a number of lead paint and pigment manufacturers, including ConAgra Grocery Products Company, LLC, a wholly owned subsidiary of the Company ("ConAgra Grocery Products") as alleged successor to W. P. Fuller & Co., a lead paint and pigment manufacturer owned and operated by a predecessor to Beatrice from 1962 until 1967. These lawsuits generally seek damages for personal injury, property damage, economic loss, and governmental expenditures allegedly caused by the use of lead-based paint and/or injunctive relief for inspection and abatement. Although decisions favorable to us have been rendered in Rhode Island, New Jersey, Wisconsin, and Ohio, we remain a defendant in active suits in Illinois and California. ConAgra Grocery Products has denied liability in both suits, both on the merits of the claims and on the basis that we do not believe it to be the successor to any liability attributable to W. P. Fuller & Co. The California suit is discussed in the following paragraph. The Illinois suit seeks class-wide relief for reimbursement of costs associated with the testing of lead levels in blood. We do not believe it is probable that we have incurred any liability with respect to the Illinois case, nor is it possible to estimate any potential exposure.
In California, a number of cities and counties joined in a consolidated action seeking abatement of an alleged public nuisance in the form of lead-based paint potentially present on the interior of residences, regardless of its condition. On September 23, 2013, a trial of the California case concluded in the Superior Court of California for the County of Santa Clara, and on January 27, 2014, the court entered a judgment (the "Judgment") against ConAgra Grocery Products and two other defendants ordering the creation of a California abatement fund in the amount of $1.15 billion. Liability is joint and several. The Company appealed the Judgment, and on November 14, 2017 the California Court of Appeal for the Sixth Appellate District reversed in part, holding that the defendants were not liable to pay for abatement of homes built after 1950, but affirmed the Judgment as to homes built before 1951 and remanded to the trial court with directions to recalculate the amount of the abatement fund estimated to be necessary to cover the cost of remediating pre-1951 homes, and to hold an evidentiary hearing regarding appointment of a suitable receiver. ConAgra Grocery Products and the other defendants petitioned the California Supreme Court for review of the decision, which we believe to be an unprecedented expansion of current California law. On February 14, 2018, the California Supreme Court denied the petition and declined to review the merits of the case, and the case was remanded to the trial court for further proceedings. ConAgra Grocery Products and the other defendants have indicated that they will seek further review of certain issues from the United States Supreme Court, although further appeal is discretionary and may not be granted. Further proceedings in the trial court may not be stayed pending the outcome of any further appeal. In light of the decision rendered by the California Appellate Court on November 14, 2017, and the California Supreme Court's decision on February 14, 2018 not to review the Appellate Court's decision, we have concluded that, although the liability has likely become probable as contemplated by Accounting Standards Codification Topic 450, the amount or range of any such liability is not reasonably estimable in light of the many remaining uncertainties. These uncertainties include the following: (i) the trial court has not yet recalculated its estimate of the amount needed to remediate pre-1951 homes in the plaintiff jurisdictions or entered a new judgment to replace the one vacated by the California Appellate Court; (ii) although liability is joint and several, it is unknown what amount each defendant may be required to pay or how allocation among the defendants (and other potentially responsible parties such as property owners who may have violated the applicable housing codes) will be determined; (iii) according to the trial court's original order, participation in the abatement program by eligible homeowners is voluntary and it is unknown what percentage of eligible homeowners will choose to participate or how such claims will be administered; (iv) the trial court's original order required that any amounts paid by the defendants into the fund that were not spent within four years would be returned to the defendants, and it is unknown whether this feature of the fund will be retained or, if it is retained, how much will be spent during that time period; and (v) defendants will have a new right to appeal any new judgment entered by the trial court upon remand, although it is unknown whether the court would stay execution of any new judgment while a subsequent appeal is pending. If ultimately necessary, the Company will look to its insurance policies for coverage; its carriers are on notice. However, the extent of insurance coverage is uncertain. The Company cannot assure that the final resolution of these matters will not have a material adverse effect on its financial condition, results of operations, or liquidity.
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

ITEM 1A. RISK FACTORS
A discussion of our risk factors can be found in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended May 28, 2017, our Quarterly Report on Form 10-Q for the period ended August 27, 2017, and our other filings with the SEC. During the third quarter of fiscal 2018, there were no material changes to our previously disclosed risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the total number of shares of common stock purchased during the third quarter of fiscal 2018, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares (or units) Purchased	Average Price Paid per Share (or unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
November 27 through December 24, 2017	—	$—	—	$801,968,000
December 25 through January 21, 2018	1,358,800	$37.25	1,358,800	$751,347,000
January 22 through February 25, 2018	6,207,451	$36.95	6,207,451	$521,968,000
Total Fiscal 2018 Third Quarter Activity	7,566,251	$37.00	7,566,251	$521,968,000
 ________________

(1)
Pursuant to publicly announced share repurchase programs from December 2003, we have repurchased approximately 217.7 million shares at a cost of $6.03 billion through February 25, 2018. On June 29, 2017, we announced that in the fourth quarter of fiscal 2017, our Board of Directors approved a further increase of $1.0 billion to the share repurchase program. The share repurchase program is effective and has no expiration date.

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

10.1
Term Loan Agreement, dated February 22, 2018, between the Company and Bank of America, N.A., as administrative agent and lender, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2018

*10.2.4
Amendment Four to Conagra Brands, Inc. Nonqualified Pension Plan (January 1, 2009 Restatement), dated December 19, 2017), incorporated herein by reference to Exhibit 10.2.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 4, 2018

*10.4.8
First Amendment to Conagra Brands, Inc. Voluntary Deferred Compensation Plan (Restated Effective January 1, 2017), dated December 21, 2017, incorporated herein by reference to Exhibit 10.4.8 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 4, 2018

*10.7.7
First Amendment to ConAgra Foods, Inc. 2014 Stock Plan, dated December 15, 2017, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2017

12	Statement regarding computation of ratio of earnings to fixed charges

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificates

101
The following materials from Conagra Brands' Quarterly Report on Form 10-Q for the quarter ended February 25, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

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
Dated this 3rd day of April, 2018.