Form 10-K
period 2018-05-27
CONAGRA BRANDS INC.
filed 2018-07-20
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 27, 2018
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
Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer    ☐  (Do not check if a smaller reporting company)
Smaller reporting company   ☐ Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑
The aggregate market value of the voting common stock of Conagra Brands, Inc. held by non-affiliates on November 26, 2017 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $14,207,433,670 based upon the closing sale price on the New York Stock Exchange on such date.
At June 24, 2018, 390,888,172 common shares were outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement for the Registrant's 2018 Annual Meeting of Stockholders (the "2018 Proxy Statement") are incorporated by reference into Part III.

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
We began as a Midwestern flour-milling company and entered other commodity-based businesses throughout our history. We were initially incorporated as a Nebraska corporation in 1919 and reincorporated as a Delaware corporation in January 1976. Over time, we transformed into the branded, pure-play consumer packaged goods food company we are today. We achieved this through various acquisitions, including consumer food brands such as Banquet®, Chef Boyardee®, Marie Callender’s®, Alexia®, Blake's®, Frontera®, Duke’s®, BIGS®, and divestitures. We have divested our Lamb Weston business, Private Brands business, Spicetec Flavors & Seasonings business, JM Swank business, milling business, dehydrated and fresh vegetable operations, and a trading and merchandising business, among others. Growing our food businesses has also been fueled by innovation, organic growth of our brands, and expansion into adjacent categories. We are focused on delivering sustainable, profitable growth with strong and improving returns on our invested capital.
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
Financial Information about Reporting Segments
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
Refrigerated & Frozen
The Refrigerated & Frozen reporting segment principally includes branded, temperature-controlled food products sold in various retail channels in the United States.
International
The International reporting segment principally includes branded food products, in various temperature states, sold in various retail and foodservice channels outside of the United States.
Foodservice
The Foodservice reporting segment includes branded and customized food products, including meals, entrees, sauces, and a variety of custom-manufactured culinary products packaged for sale to restaurants and other foodservice establishments primarily in the United States.
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
Unconsolidated Equity Investments
We have three unconsolidated equity investments. Our most significant equity method investment is a milling business.
Acquisitions
On June 26, 2018, subsequent to the end of fiscal 2018, we entered into a definitive merger agreement with Pinnacle Foods Inc. ("Pinnacle") under which we plan to acquire all outstanding shares of Pinnacle common stock in a cash and stock transaction valued at approximately $10.9 billion, including Pinnacle's outstanding net debt. Under the terms of the merger agreement, Pinnacle shareholders will receive $43.11 per share in cash and 0.6494 shares of our common stock for each share of Pinnacle common stock held. The implied price of $68.00 per Pinnacle share is based on the volume-weighted average price of our stock for the five days ended June 21, 2018. The planned acquisition is expected to close by the end of calendar 2018 and remains subject to the approval of Pinnacle shareholders, the receipt of regulatory approvals, and other customary closing conditions.
In February 2018, we acquired the Sandwich Bros. of Wisconsin® business, maker of frozen breakfast and entree flatbread pocket sandwiches. This business is included in the Refrigerated & Frozen segment.
In October 2017, we acquired Angie's Artisan Treats, LLC, maker of Angie's® BOOMCHICKAPOP® ready-to-eat popcorn. This business is primarily included in the Grocery & Snacks segment.
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

Divestitures
In the third quarter of fiscal 2018, we entered into an agreement to sell our Del Monte® processed fruit and vegetable business in Canada and completed the sale in July 2018, subsequent to the end of fiscal 2018. The assets of this business have been reclassified as assets held for sale within our Consolidated Balance Sheets for all periods presented.
In the fourth quarter of fiscal 2017, we signed an agreement to sell our Wesson® oil business. In the fourth quarter of fiscal 2018, the agreement was terminated. This outcome followed the decision of the Federal Trade Commission, announced on March 5, 2018, to challenge the pending sale. The Company is still actively marketing the Wesson® oil business and expects to sell it within the next twelve months. The assets of this business have been reclassified as assets held for sale within our Consolidated Balance Sheets for all periods presented.
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
Conagra Brands is a branded consumer packaged goods food company that operates in many sectors of the food industry, with a significant focus on the sale of branded, private branded, and value-added consumer food, as well as foodservice items and ingredients. We use many different raw materials, the bulk of which are commodities. The prices paid for raw materials used in making our food generally reflect factors such as weather, commodity market fluctuations, currency fluctuations, tariffs, and the effects of governmental agricultural programs. Although the prices of raw materials can be expected to fluctuate as a result of these factors, we believe such raw materials to be in adequate supply and generally available from numerous sources. From time to time, we have faced increased costs for many of our significant raw materials, packaging, and energy inputs. We seek to mitigate higher input costs through productivity and pricing initiatives, and the use of derivative instruments to economically hedge a portion of forecasted future consumption.
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
Our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 24% of consolidated net sales for both fiscal 2018 and 2017 and 23% of consolidated net sales for fiscal 2016.
At May 27, 2018, Conagra Brands and its subsidiaries had approximately 12,400 employees, primarily in the United States. Approximately 43% of our employees are parties to collective bargaining agreements. Of the employees subject to collective bargaining agreements, approximately 47% are parties to collective bargaining agreements scheduled to expire during fiscal 2019. We believe our relationships with employees and their representative organizations are good.
Research and Development
We employ processes at our principal manufacturing locations that emphasize applied research and technical services directed at product improvement and quality control. In addition, we conduct research activities related to the development of new products. Research and development expense was $47.3 million, $44.6 million, and $59.6 million in fiscal 2018, 2017, and 2016, respectively.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF JULY 20, 2018

Name	Title & Capacity	Age	Year First Appointed an Executive Officer
Sean M. Connolly	President and Chief Executive Officer	52	2015
David S. Marberger	Executive Vice President and Chief Financial Officer	53	2016
Colleen R. Batcheler	Executive Vice President, General Counsel and Corporate Secretary	44	2008
David B. Biegger	Executive Vice President, Chief Supply Chain Officer	59	2015
Charisse Brock	Executive Vice President, Chief Human Resources Officer	56	2015
Thomas M. McGough	President, Operating Segments	53	2013
Darren C. Serrao	Executive Vice President, Chief Growth Officer	52	2015
Robert G. Wise	Senior Vice President, Corporate Controller	50	2012
Sean M. Connolly has served as our President and Chief Executive Officer and a member of the Board since April 6, 2015. Prior to that, he served as President and Chief Executive Officer and a director of The Hillshire Brands Company (a branded food products company) from June 2012 to August 2014, Executive Vice President of Sara Lee Corporation (the predecessor to Hillshire), and Chief Executive Officer, Sara Lee North American Retail and Foodservice, from January 2012 to June 2012. Prior to joining Hillshire, Mr. Connolly served as President of Campbell North America, the largest division of Campbell Soup Company (a branded convenience food products company), from October 2010 to December 2011, President, Campbell USA from 2008 to 2010, and President, North American Foodservice for Campbell from 2007 to 2008. Before joining Campbell in 2002, he served in various marketing and brand management roles at The Procter & Gamble Company (a consumer product goods company).
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
Charisse Brock has served as Executive Vice President and Chief Human Resources Officer since November 2015 and as Senior Vice President and Interim Chief Human Resources Officer from August 2015 until November 2015. Prior to serving in these roles, Ms. Brock served as Vice President of Human Resources for the Consumer Foods segment of Conagra Brands from September 2010 until August 2015. Ms. Brock joined Conagra Brands in 2004 as Director of Human Resources, supporting the Refrigerated Foods Group. Prior to joining Conagra Brands, she served for 15 years at The Quaker Oats Company (which was acquired by PepsiCo during her tenure) in its Consumer Foods Division.
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
Darren C. Serrao has served as Executive Vice President, Chief Growth Officer since August 2015. As head of the Growth Center of Excellence, Mr. Serrao leads efforts to bring together insights, innovation, research and development, and marketing teams to improve connectivity and boost speed-to-market, ensuring that strong insights lead to relevant and timely products with the right marketing support. Prior to joining the Company, Mr. Serrao served as Senior Vice President, Chief Marketing and Commercial Officer at Campbell Soup Company from February 2015 until August 2015, during which period he led the company's U.S. consumer business (its largest line of business). Prior to that, he served as Senior Vice President of Innovation and Business Development for Campbell North America from July 2011 until February 2015. Mr. Serrao has also held several profit and loss and marketing positions during his career, including roles with PepsiCo and Unilever.
Robert G. Wise has served as Senior Vice President, Corporate Controller since December 2012. Mr. Wise joined Conagra Brands in March 2003 and has held various positions of increasing responsibility with Conagra Brands, including Vice President, Assistant Corporate Controller from March 2006 until January 2012 and as Vice President, Corporate Controller from January 2012 until December 2012. Prior to joining Conagra Brands, Mr. Wise served in various roles at KPMG LLP (an accounting firm) from October 1995 until March 2003.

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
We use many different commodities such as wheat, corn, oats, soybeans, beef, pork, poultry, steel, aluminum, and energy. Commodities are subject to price volatility caused by commodity market fluctuations, supply and demand, currency fluctuations, external conditions such as weather, and changes in governmental agricultural and energy policies and regulations. In addition, recent world events have increased the risks posed by international trade disputes, tariffs, and sanctions. We procure a wide spectrum of commodities globally and could potentially face increased prices for commodities sourced from nations that could be impacted by trade disputes, tariffs, or sanctions. Commodity price increases will result in increases in raw material, packaging, and energy costs and operating costs. We may not be able to increase our product prices and achieve cost savings that fully offset these increased costs; and increasing prices may result in reduced sales volume, reduced margins, and profitability. We have experience in hedging against commodity price increases; however, these practices and experience reduce, but do not eliminate, the risk of negative profit impacts from commodity price increases. We do not fully hedge against changes in commodity prices, and the risk management procedures that we use may not always work as we intend.
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

In addition, the complexity of the SCAE Plan will require a substantial amount of management and operational resources. Our management team must successfully implement administrative and operational changes necessary to achieve the anticipated benefits of the SCAE Plan. These and related demands on our resources may divert the organization's attention from existing core businesses, integrating financial or other systems, have adverse effects on existing business relationships with suppliers and customers, and impact employee morale. As a result, our financial condition, results of operations, and cash flows could be adversely affected.
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
Additionally, as a manufacturer and marketer of food products, we are subject to extensive regulation by the U.S. Food and Drug Administration and other federal, state, and local government agencies. The Food, Drug & Cosmetic Act, (the "FDCA"), and the Food Safety Modernization Act and their respective regulations govern, among other things, the manufacturing, composition and ingredients, packaging, and safety of food products. Some aspects of these laws use a strict liability standard for imposing sanctions on corporate behavior; meaning that no intent is required to be established. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls, or seizures, as well as criminal sanctions, any of which could have a material adverse effect on our business, financial condition, or results of operations.
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
During fiscal 2018, our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 24% of our consolidated net sales. There can be no assurance that Walmart, Inc. and other significant customers will continue to purchase our products in the same quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing. The loss of a significant customer or a material reduction in sales to a significant customer could materially and adversely affect our product sales, financial condition, and results of operations.

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
In fiscal 2018, we completed the acquisitions of the Sandwich Bros. of Wisconsin® business for $87.3 million in cash, net of cash acquired, including working capital adjustments, and the Angie's Artisan Treats, LLC business, which included the Angie's® BOOMCHICKAPOP® ready-to-eat popcorn brand, for $249.8 million in cash, net of cash acquired, including working capital adjustments. In fiscal 2019, we entered into a definitive merger agreement with Pinnacle pursuant to which, among other things and subject to the satisfaction or waiver of specified conditions, we plan to acquire all of the outstanding shares of common stock of Pinnacle for cash and shares of Conagra Brands common stock. See "Risks Relating to our Planned Acquisition of Pinnacle" below for more information on risks relating to the planned acquisition of Pinnacle.
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
Maintaining a good reputation globally is critical to selling our products. Product contamination or tampering, the failure to maintain high standards for product quality, safety, and integrity, including with respect to raw materials and ingredients obtained from suppliers, or allegations of product quality issues, mislabeling, or contamination, even if untrue, may reduce demand for our products or cause production and delivery disruptions. Our reputation could also be adversely impacted by any of the following, or by adverse publicity (whether or not valid) relating thereto: the failure to maintain high ethical, social, and environmental standards for all of our operations and activities; the failure to achieve any stated goals with respect to the nutritional profile of our products; our research and development efforts; or our environmental impact, including use of agricultural materials, packaging, energy use, and waste management. Moreover, the growing use of social and digital media by consumers has greatly increased the speed and extent that information or misinformation and opinions can be shared. Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial information could also hurt our reputation. Damage to our reputation or loss of consumer confidence in our products for any of these or other reasons could result in decreased demand for our products and could have a material adverse effect on our business, financial condition, and results of operations, as well as require additional resources to rebuild our reputation.
If we fail to comply with the many laws applicable to our business, we may face lawsuits or incur significant fines and penalties.
Our business is subject to a variety of governmental laws and regulations, including food and drug laws, environmental laws, laws related to advertising and marketing practices, accounting standards, taxation requirements, competition laws, employment laws, data privacy laws, and anti-corruption laws, among others, in and outside of the United States. Our facilities and products are subject to many laws and regulations administered by the United States Department of Agriculture, the Federal Food and Drug Administration, the Occupational Safety and Health Administration, and other federal, state, local, and foreign governmental agencies relating to the processing, packaging, storage, distribution, advertising, labeling, quality, and safety of food products, the health and safety of our employees, and the protection of the environment. Our failure to comply with applicable laws and regulations could subject us to lawsuits, administrative penalties, and civil remedies, including fines, injunctions, and recalls of our products. Our operations are also subject to extensive and increasingly stringent regulations administered by the Environmental Protection Agency, which pertain to the discharge of materials into the environment and the handling and disposition of wastes. Failure to comply with these regulations can have serious consequences, including civil and administrative penalties and negative publicity. Changes in applicable laws or regulations or evolving interpretations thereof, including increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change, may result in increased compliance costs, capital expenditures, and other financial obligations for us, which could affect our profitability or impede the production or distribution of our products, which could affect our net operating revenues.

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
Additionally, we regularly move data across national borders to conduct our operations and, consequently, are subject to a variety of laws and regulations in the United States and other jurisdictions regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. There is significant uncertainty with respect to compliance with such privacy and data protection laws and regulations, including the European Union General Data Protection Regulation, because they are continuously evolving and developing and may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements.
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
As of May 27, 2018, we had a substantial amount of debt, including approximately $2.9 billion aggregate principal amount of senior notes. We have the ability under our existing revolving credit facility to incur substantial additional debt. Our level of debt could have important consequences. For example, it could:

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
As of May 27, 2018, we had goodwill of $4.5 billion and other intangibles of $1.3 billion. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of other intangibles represents the fair value of trademarks, customer relationships, and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as the inability to quickly replace lost co-manufacturing business, increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry EBITDA (earnings before interest, taxes, depreciation and amortization) multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.), or the bankruptcy of a significant customer and could result in the incurrence of impairment charges and negatively impact our net worth.
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
Certain of our intellectual property rights, including the P.F. Chang's®, Bertolli®, Del Monte®, and Libby's® trademarks, are owned by third parties and licensed to us, and others, such as Alexia®, are owned by us and licensed to third parties. While many of these licensing arrangements are perpetual in nature, others must be periodically renegotiated or renewed pursuant to the terms of such licensing arrangement. If in the future we are unable to renew such a licensing arrangement pursuant to its terms and conditions, or if we fail to renegotiate such a licensing arrangement, then our financial results could be materially and adversely affected.
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

Risks Relating to our Spinoff of Lamb Weston
We may be unable to achieve some or all of the benefits that we expect to achieve from the Spinoff.
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
The Lamb Weston agreements provide for indemnification obligations designed to make Lamb Weston financially responsible for certain liabilities that may exist relating to its business activities, whether incurred prior to or after the distribution, including any pending or future litigation. It is possible that a court would disregard the allocation agreed to between us and Lamb Weston and require us to assume responsibility for obligations allocated to Lamb Weston. Third parties could also seek to hold us responsible for any of these liabilities or obligations, and the indemnity rights we have under the separation and distribution agreement may not be sufficient to fully cover all of these liabilities and obligations. Even if we are successful in obtaining indemnification, we may have to bear costs temporarily. In addition, our indemnity obligations to Lamb Weston may be significant. These risks could negatively affect our business, financial condition, or results of operations.
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

Risks Relating to our Planned Acquisition of Pinnacle
Our planned acquisition of Pinnacle may not occur at all, may not occur in the expected time frame, or may involve the divestiture of certain businesses, which may negatively affect the trading prices of our stock and our future business and financial results.
On June 26, 2018, we entered into a definitive merger agreement with Pinnacle, pursuant to which, among other things and subject to the satisfaction or waiver of specified conditions, we will acquire all of the outstanding shares of Pinnacle common stock for cash and shares of Conagra Brands common stock. As a result of the planned acquisition of Pinnacle, Pinnacle shareholders are expected to own approximately 16% of the combined company.
Completion of the planned acquisition of Pinnacle is not assured and is subject to Pinnacle shareholder approval and the satisfaction or waiver of customary closing conditions, including, among others: the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and the receipt of other required antitrust approvals.
The planned acquisition of Pinnacle is subject to risks and uncertainties, including the risks that the necessary shareholder and regulatory approvals will not be obtained, the risk that the parties to the merger agreement may be required to divest certain businesses or assets in connection with the planned acquisition or that other closing conditions will not be satisfied. For example, in connection with obtaining the required regulatory approvals, the Company and/or Pinnacle may be required to divest assets of their respective businesses, subject to certain limitations set forth in the merger agreement (including that the Company shall not be required to divest any assets or business of the Company or Pinnacle that, in the aggregate, generated net sales in excess of $300.0 million during the most recently completed fiscal year). If the planned acquisition of Pinnacle is not completed, if there are significant delays in completing the planned acquisition or if the planned acquisition involves the divestiture of certain businesses, it could negatively affect the trading prices of our common stock and our future business and financial results and could result in our failure to realize certain synergies relating to such acquisition.
Our obligation to complete the planned acquisition of Pinnacle is not subject to a financing condition, and we may be required to finance a portion of the purchase price at interest rates higher than currently expected.
Our obligation to complete the planned acquisition of Pinnacle is not subject to a financing condition. We have obtained committed financing from Goldman Sachs Bank USA and Goldman Sachs Lending Partners LLC, and expect to obtain permanent financing for the planned acquisition by accessing the capital markets, which may include the issuance of long-term debt and equity. If any of the banks in the committed financing facilities are unable to perform their commitments, we may be required to finance a portion of the purchase price of the planned acquisition at interest rates higher than currently expected.
We may not realize the growth opportunities and cost synergies that are anticipated from the planned acquisition of Pinnacle.
The benefits that are expected to result from the planned acquisition of Pinnacle will depend, in part, on our ability to realize the anticipated growth opportunities and $215 million in cost synergies as a result of the planned acquisition. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on whether the Company or Pinnacle are required to divest assets of their respective business and on the successful integration of Pinnacle. There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition as sizable as Pinnacle. The process of integrating operations could cause an interruption of, or loss of momentum in, our and Pinnacle's activities. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our company, service existing customers, attract new customers, and develop new products or strategies. If senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. There can be no assurance that we will successfully or cost-effectively integrate Pinnacle. The failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

Even if we are able to integrate Pinnacle successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies that we currently expect from this integration, and we cannot guarantee that these benefits will be achieved within anticipated time frames or at all. For example, we may not be able to eliminate duplicative costs. Moreover, we may incur substantial expenses in connection with the integration of Pinnacle. While it is anticipated that certain expenses will be incurred to achieve cost synergies, such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the planned acquisition may be offset by costs incurred to, or delays in, integrating the businesses.
We will incur a substantial amount of debt to complete the planned acquisition of Pinnacle. To service our debt, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. We also depend on the business of our subsidiaries to satisfy our cash needs. If we cannot generate the required cash, we may not be able to make the necessary payments required under our indebtedness.
At May 27, 2018, we had total debt of approximately $3.8 billion. We have the ability under our existing credit facilities to incur substantial additional indebtedness in the future, and we plan to incur significant additional indebtedness if we complete the planned acquisition of Pinnacle. In connection with the acquisition, we expect to incur up to $8.3 billion of long-term debt, including for the payment of the cash portion of the merger consideration, the repayment of Pinnacle debt, the refinancing of certain Conagra debt, and the payment of related fees and expenses. Our ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs, and make planned capital expenditures.
The degree to which we are currently leveraged and will be leveraged following the completion of the planned acquisition could have important consequences for shareholders. For example, it could:

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
Additionally, any failure to comply with covenants in the instruments governing our debt could result in an event of default that, if not cured or waived, could have a material adverse effect on us.
A significant portion of our operations are conducted through our subsidiaries. As a result, our ability to generate sufficient cash flow for our needs is dependent to some extent on the earnings of our subsidiaries and the payment of those earnings to us in the form of dividends, loans, or advances and through repayment of loans or advances from us. Our subsidiaries are separate and distinct legal entities. Our subsidiaries have no obligation to pay any amounts due on our debt or to provide us with funds to meet our cash flow needs, whether in the form of dividends, distributions, loans, or other payments. In addition, any payment of dividends, loans, or advances by our subsidiaries could be subject to statutory or contractual restrictions. Payments to us by our subsidiaries will also be contingent upon our subsidiaries' earnings and business considerations. Our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization will be effectively subordinated to the claims of that subsidiary's creditors, including trade creditors. In addition, even if we are a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us. Finally, changes in the laws of foreign jurisdictions in which we operate may adversely affect the ability of some of our foreign subsidiaries to repatriate funds to us.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our headquarters are located in Chicago, Illinois. Other shared service centers and a product development facility are located in Omaha, Nebraska. We have general offices in Colorado, the District of Columbia, and Minnesota. We also lease a limited number of domestic sales offices. International general offices are located in Canada, Colombia, Mexico, Panama, and the Philippines.
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
As of July 20, 2018, we have thirty-three domestic manufacturing facilities located in Arkansas, California, Georgia, Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Nebraska, Nevada, New Hampshire, Ohio, Pennsylvania, Tennessee, Washington, and Wisconsin. We also have international manufacturing facilities in Canada, Italy, and Mexico, and interests in ownership of international manufacturing facilities in India and Mexico.
We own most of our manufacturing facilities. However, a limited number of plants and parcels of land with the related manufacturing equipment are leased. Substantially all of our transportation equipment and forward-positioned distribution centers containing finished goods are leased or operated by third parties.
The majority of our manufacturing assets are shared across multiple reporting segments. Output from these facilities used by each reporting segment can change over time. Therefore, it is impracticable to disclose them by segment.

ITEM 3. LEGAL PROCEEDINGS

Litigation Matters

We are a party to certain litigation matters relating to our acquisition of Beatrice Company ("Beatrice") in fiscal 1991, including litigation proceedings related to businesses divested by Beatrice prior to our acquisition of the company. These proceedings include suits against a number of lead paint and pigment manufacturers, including ConAgra Grocery Products Company, LLC, a wholly owned subsidiary of the Company ("ConAgra Grocery Products") as alleged successor to W. P. Fuller & Co., a lead paint and pigment manufacturer owned and operated by a predecessor to Beatrice from 1962 until 1967. These lawsuits generally seek damages for personal injury, property damage, economic loss, and governmental expenditures allegedly caused by the use of lead-based paint, and/or injunctive relief for inspection and abatement. Although decisions favorable to us have been rendered in Rhode Island, New Jersey, Wisconsin, and Ohio, we remain a defendant in active suits in Illinois and California. ConAgra Grocery Products has denied liability in both suits, both on the merits of the claims and on the basis that we do not believe it to be the successor to any liability attributable to W. P. Fuller & Co. The California suit is discussed in the following paragraph. The Illinois suit seeks class-wide relief for reimbursement of costs associated with the testing of lead levels in blood. We do not believe it is probable that we have incurred any liability with respect to the Illinois case, nor is it possible to estimate any potential exposure.
In California, a number of cities and counties joined in a consolidated action seeking abatement of an alleged public nuisance in the form of lead-based paint potentially present on the interior of residences, regardless of its condition. On September 23, 2013, a trial of the California case concluded in the Superior Court of California for the County of Santa Clara, and on January 27, 2014, the court entered a judgment (the "Judgment") against ConAgra Grocery Products and two other defendants ordering the creation of a California abatement fund in the amount of $1.15 billion. Liability is joint and several. The Company appealed the Judgment, and on November 14, 2017 the California Court of Appeal for the Sixth Appellate District reversed in part, holding that the defendants were not liable to pay for abatement of homes built after 1950, but affirmed the Judgment as to homes built before 1951. The Court of Appeal remanded the case to the trial court with directions to recalculate the amount of the abatement fund estimated to be necessary to cover the cost of remediating pre-1951 homes, and to hold an evidentiary hearing regarding appointment of a suitable receiver. ConAgra Grocery Products and the other defendants petitioned the California Supreme Court for review of the decision, which we believe to be an unprecedented expansion of current California law. On February 14, 2018, the California Supreme Court denied the petition and declined to review the merits of the case, and the case was remanded to the trial court for further proceedings. ConAgra Grocery Products and the other defendants have indicated that they will seek further review of certain issues from the Supreme Court of the

United States, although further appeal is discretionary and may not be granted. Further proceedings in the trial court may not be stayed pending the outcome of any further appeal. In light of the decision rendered by the California Appellate Court on November 14, 2017, and the California Supreme Court's decision on February 14, 2018 not to review the Appellate Court's decision, we have concluded that the liability has likely become probable as contemplated by Accounting Standards Codification Topic 450, however many uncertainties remain which make it difficult to estimate the potential liability, including the following: (i) the trial court has not yet recalculated its estimate of the amount needed to remediate pre-1951 homes in the plaintiff jurisdictions or entered a new judgment to replace the one vacated by the California Appellate Court; (ii) although liability is joint and several, it is unknown what amount each defendant may ultimately be required to pay or how allocation among the defendants (and other potentially responsible parties such as property owners who may have violated the applicable housing codes) will be determined; (iii) according to the trial court's original order, participation in the abatement program by eligible homeowners is voluntary and it is unknown what percentage of eligible homeowners will choose to participate or how such claims will be administered; (iv) the trial court's original order required that any amounts paid by the defendants into the fund that were not spent within four years would be returned to the defendants, and it is unknown whether this feature of the fund will be retained or, if it is retained, how much will be spent during that time period; and (v) defendants will have a new right to appeal any new aspects of the judgment entered by the trial court upon remand, although it is unknown whether the court would stay execution of any new judgment while a subsequent appeal is pending.

To assist the trial court in satisfying its responsibilities, during our fourth quarter of fiscal 2018, the defendants and plaintiff each submitted information to the court regarding recalculation of the abatement fund. In addition, one of the defendants entered into a proposed settlement with the plaintiff, contingent upon a judicial good faith determination under California law. We are uncertain as to when the court will make a ruling on a recalculated abatement fund or the proposed settlement. Notwithstanding the uncertainties described above, this additional information was used by the Company in concluding that a loss is now reasonably estimable. While the ultimate amount of any loss and timing of payments related thereto remain uncertain and could change as further information is obtained, we believe that our share of the loss could range from $60 million to $335 million and have recorded a liability for the amount in that range that we believe is a better estimate than the low or high ends of the range. The extent of insurance coverage is uncertain and the Company's carriers are on notice; however, any possible insurance recovery has not been considered for purposes of determining our liability. The Company cannot assure that the final resolution of these matters will not have a material adverse effect on its financial condition, results of operations, or liquidity.
In June 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina. This facility was the primary production facility for our Slim Jim® branded meat snacks. In June 2009, the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives announced its determination that the explosion was the result of an accidental natural gas release and not a deliberate act. During the fourth quarter of fiscal 2011, we settled our property and business interruption claims related to the Garner accident with our insurance providers. During the fourth quarter of fiscal 2011, Jacobs Engineering Group Inc. ("Jacobs"), our engineer and project manager at the site, filed a declaratory judgment action against us seeking indemnity for personal injury claims brought against it as a result of the accident. During the first quarter of fiscal 2012, our motion for summary judgment was granted and the suit was dismissed without prejudice on the basis that the suit was filed prematurely. In the third quarter of fiscal 2014, Jacobs refiled its action seeking indemnity. On March 25, 2016, a Douglas County jury in Nebraska rendered a verdict in favor of Jacobs and against us in the amount of $108.9 million plus post-judgment interest. We filed our Notice of Appeal in September 2016, the appeal was heard by the Nebraska Supreme Court in November 2017, and the case is awaiting decision by the Nebraska Supreme Court. The appeal will be decided directly by the Nebraska Supreme Court. Although our insurance carriers have provided customary notices of reservation of their rights under the policies of insurance, we expect any ultimate exposure in this case to be limited to the applicable insurance deductible.
We are party to a number of putative class action lawsuits challenging various product claims made in the Company's product labeling. These matters include Briseno v. ConAgra Foods, Inc., in which it is alleged that the labeling for Wesson® oils as 100% natural is false and misleading because the oils contain genetically modified plants and organisms. In February 2015, the U.S. District Court for the Central District of California granted class certification to permit plaintiffs to pursue state law claims. The Company appealed to the United States Court of Appeals for the Ninth Circuit, which affirmed class certification in January 2017. The Supreme Court of the United States declined to review the decision and the case has been remanded to the trial court for further proceedings. While we cannot predict with certainty the results of this or any other legal proceeding, we do not expect this matter to have a material adverse effect on our financial condition, results of operations, or business.
We are party to matters challenging the Company's wage and hour practices. These matters include a number of putative class actions consolidated under the caption Negrete v. ConAgra Foods, Inc., et al, pending in the U.S. District Court for the Central District of California, in which the plaintiffs allege a pattern of violations of California and/or federal law at several current and former Company manufacturing facilities across the State of California. While we cannot predict with certainty the results of this or any other legal proceeding, we do not expect this matter to have a material adverse effect on our financial condition, results of operations, or business.
In the fourth quarter of fiscal 2018, we accrued $151.0 million in new legal reserves relating to the matters set forth above.
Environmental Matters
We are a party to certain environmental proceedings relating to our acquisition of Beatrice in fiscal 1991. Such proceedings include proceedings related to businesses divested by Beatrice prior to our acquisition of Beatrice.  The current environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's possible status as a potentially responsible party at approximately 40 Superfund, proposed Superfund, or state-equivalent sites (the "Beatrice sites"). These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. In the past five years, Beatrice has paid or is in the process of paying its liability share at 31 of these sites. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $52.4 million as of May 27, 2018, a majority of which relates to the Superfund and state-equivalent sites referenced above. During the third quarter of fiscal 2017, a final Remedial Investigation/Feasibility Study was submitted for the Southwest Properties portion of the Wells G&H Superfund site, which is one of the Beatrice sites. The U.S. Environmental Protection Agency (the "EPA") issued a Record of Decision (the "ROD") for the Southwest Properties portion of the site on September 29, 2017, and has entered into negotiations with potentially responsible parties to determine final responsibility for implementing the ROD.
General Matters
After taking into account liabilities recognized for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations, or liquidity; however, it is reasonably possible that a change of the estimates of any of the foregoing matters may occur in the future and, as noted, the lead paint matter could result in a material final judgment.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange, where it trades under the ticker symbol: CAG. At June 24, 2018, there were approximately 16,854 shareholders of record.
Quarterly sales price and dividend information is set forth in Note 22 "Quarterly Financial Data (Unaudited)" to the consolidated financial statements and incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table presents the total number of shares of common stock purchased during the fourth quarter of fiscal 2018, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares (or units) Purchased	Average Price Paid per Share (or unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
February 26 through March 25, 2018	—	$—	—	$521,968,000
March 26 through April 22, 2018	1,680,824	$37.10	1,680,824	$459,599,000
April 23 through May 27, 2018	1,217,467	$36.88	1,217,467	$1,414,700,000
Total Fiscal 2018 Fourth Quarter Activity	2,898,291	$37.00	2,898,291	$1,414,700,000

(1)
Pursuant to publicly announced share repurchase programs from December 2003, we have repurchased approximately 220.6 million shares at a cost of $6.14 billion through May 27, 2018. On October 11, 2016, we announced that our Board of Directors approved an increase of $1.25 billion to the share repurchase program. We announced that our Board of Directors approved further increases to the share repurchase program of $1.0 billion each on June 29, 2017 and June 27, 2018, respectively. The share repurchase program is effective and has no expiration date.

ITEM 6. SELECTED FINANCIAL DATA

For the Fiscal Years Ended May	2018	2017	2016	2015	2014
Dollars in millions, except per share amounts
Net sales (1)	$7,938.3	$7,826.9	$8,664.1	$9,034.0	$9,041.7
Income from continuing operations (1)	$797.5	$546.0	$128.5	$451.3	$325.4
Net income (loss) attributable to Conagra Brands, Inc. (2)	$808.4	$639.3	$(677.0)	$(252.6)	$303.1
Basic earnings per share:
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders (1)	$1.97	$1.26	$0.29	$1.05	$0.77
Net income (loss) attributable to Conagra Brands, Inc. common stockholders (2)	$2.00	$1.48	$(1.57)	$(0.60)	$0.72
Diluted earnings per share:
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders (1)	$1.95	$1.25	$0.29	$1.04	$0.76
Net income (loss) attributable to Conagra Brands, Inc. common stockholders (2)	$1.98	$1.46	$(1.56)	$(0.59)	$0.70
Cash dividends declared per share of common stock	$0.85	$0.90	$1.00	$1.00	$1.00
At Year-End
Total assets	$10,389.5	$10,096.3	$13,390.6	$17,437.8	$19,241.5
Senior long-term debt (noncurrent) (1)	$3,035.6	$2,573.3	$4,685.5	$6,676.0	$8,507.0
Subordinated long-term debt (noncurrent)	$195.9	$195.9	$195.9	$195.9	$195.9

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to provide a summary of significant factors relevant to our financial performance and condition. The discussion and analysis should be read together with our consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data. Results for the fiscal year ended May 27, 2018, are not necessarily indicative of results that may be attained in the future.

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
Readers of this report should understand that these forward-looking statements are not guarantees of performance or results. Forward-looking statements provide our current expectations and beliefs concerning future events and are subject to risks, uncertainties, and factors relating to our business and operations, all of which are difficult to predict and could cause our actual results to differ materially from the expectations expressed in or implied by such forward-looking statements. Such risks, uncertainties, and factors include, among other things: the failure to obtain Pinnacle Foods Inc. ("Pinnacle") shareholder approval of the merger agreement; the possibility that the closing conditions to the planned acquisition of Pinnacle may not be satisfied or waived, including that a governmental entity may prohibit, delay, or refuse to grant a necessary regulatory approval and any conditions imposed on the combined entity in connection with consummation of the planned acquisition of Pinnacle; delay in closing the planned acquisition of Pinnacle or the possibility of non-consummation of the planned acquisition; the risk that the cost savings and any other synergies from the planned acquisition of Pinnacle may not be fully realized or may take longer to realize than expected, including that the planned acquisition may not be accretive within the expected timeframe or to the extent anticipated; the occurrence of any event that could give rise to termination of the merger agreement; the risk that shareholder litigation in connection with the planned acquisition of Pinnacle may affect the timing or occurrence of the planned acquisition or result in significant costs of defense, indemnification, and liability; risks related to the disruption of the planned acquisition of Pinnacle to us and our management; the effect of the announcement of the planned acquisition of Pinnacle on our ability to retain and hire key personnel and maintain relationships with customers, suppliers, and other third parties; our ability to achieve the intended benefits of recent and pending acquisitions and divestitures, including the recent spin-off of our Lamb Weston business; the continued evaluation of the role of our Wesson® oil business; general economic and industry conditions; our ability to successfully execute our long-term value creation strategy; our ability to access capital on acceptable terms or at all; our ability to execute our operating and restructuring plans and achieve our targeted operating efficiencies from cost-saving initiatives and to benefit from trade optimization programs; the effectiveness of our hedging activities and our ability to respond to volatility in commodities; the competitive environment and related market conditions; our ability to respond to changing consumer preferences and the success of our innovation and marketing investments; the ultimate impact of any product recalls and litigation, including litigation related to the lead paint and pigment matters; actions of governments and regulatory factors affecting our businesses, including the ultimate impact of recently enacted U.S. tax legislation and related regulations or interpretations; the availability and prices of raw materials, including any negative effects caused by inflation or weather conditions; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges; and other risks described in our reports filed from time to time with the Securities and Exchange Commission (the "SEC"). We caution readers not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no responsibility to update these statements, except as required by law.
The discussion that follows should be read together with the consolidated financial statements and related notes contained in this report. Results for fiscal 2018 are not necessarily indicative of results that may be attained in the future.

EXECUTIVE OVERVIEW
Conagra Brands, Inc. (the "Company", "we", "us", or "our"), headquartered in Chicago, is one of North America's leading branded food companies. Guided by an entrepreneurial spirit, the Company combines a rich heritage of making great food with a sharpened focus on innovation. The Company's portfolio is evolving to satisfy people's changing food preferences. Its iconic brands such as Marie Callender's®, Reddi-wip®, Hunt's®, Healthy Choice®, Slim Jim®, Orville Redenbacher's®, as well as emerging brands, including Alexia®, Angie's® BOOMCHICKAPOP®, Blake's®, Duke's®, and Frontera®, offer choices for every occasion.
Fiscal 2018 performance compared to fiscal 2017 reflected improving net sales trends, due to innovation and renovation of some of our largest brands and enhanced marketing methods. Higher gross profits in the International and Foodservice segments were offset by slightly lower gross profits in the Grocery & Snacks and Refrigerated & Frozen segments. Despite a challenging inflationary environment, we achieved significantly improved earnings in fiscal 2018. The improved operating performance reflected significantly lower selling, general and administrative ("SG&A") expenses and lower interest expense, in each case compared to fiscal 2017.
On December 22, 2017, the 2017 U.S. Tax Cuts and Jobs Act (the "Tax Act") was signed into law. The Tax Act reduces tax rates and modifies certain policies, credits, and deductions and has certain international tax consequences. The Tax Act reduces the federal corporate tax rate from a maximum of 35% to a flat 21% rate. The Tax Act's corporate rate reduction became effective January 1, 2018, in the middle of our third quarter. Given our off-calendar fiscal year-end, our fiscal 2018 federal statutory tax rate was a blended rate. Our federal statutory rate will reduce to 21% in fiscal 2019. As a result, we were required to revalue our deferred tax assets and liabilities to account for the future impact of lower corporate tax rates and other provisions of the Tax Act. These changes resulted in a one-time estimated income tax benefit of $233.3 million for fiscal 2018. This amount may be adjusted in the future as further information and interpretations become available.
Diluted earnings per share in fiscal 2018 were $1.98, including earnings of $1.95 per diluted share from continuing operations and $0.03 per diluted share from discontinued operations. Diluted earnings per share in fiscal 2017 were $1.46, including earnings of $1.25 per diluted share from continuing operations and $0.21 per diluted share from discontinued operations. Several significant items affect the comparability of year-over-year results of continuing operations (see "Items Impacting Comparability" below).
On June 26, 2018, subsequent to the end of fiscal 2018, we entered into a definitive merger agreement (the "Merger Agreement") with Pinnacle and Patriot Merger Sub Inc., a wholly-owned subsidiary of us ("Merger Sub"). The Merger Agreement provides for, among other things, the merger of Merger Sub with and into Pinnacle, with Pinnacle continuing as the surviving corporation. As a result of the merger, Merger Sub will cease to exist, and Pinnacle will survive as our wholly-owned subsidiary.
Subject to the terms and conditions of the Merger Agreement, at the effective time of the merger, each share of Pinnacle common stock issued and outstanding immediately prior to the effective time (other than shares as to which dissenter's rights have been properly exercised and certain other excluded shares) will be converted into the right to receive (i) $43.11 in cash and (ii) 0.6494 shares of our common stock, with cash payable in lieu of fractional shares of our common stock. The implied price of $68.00 per Pinnacle share is based on the volume-weighted average price of our stock for the five days ended June 21, 2018.
We have secured $9.0 billion in fully committed bridge financing from affiliates of Goldman Sachs Group, Inc. in connection with the planned acquisition of Pinnacle. The commitments under the committed bridge financing were subsequently reduced by the amounts of a term loan agreement we entered into on July 11, 2018 with a syndicate of financial institutions providing for term loans to us in an aggregate principal amount of up to $1.3 billion. The funding under the term loan agreement is anticipated to occur simultaneously with the closing date of the acquisition. In connection with the merger, we expect to incur up to $8.3 billion of long-term debt (which includes any funding under the new term loan agreement), including for the payment of the cash portion of the merger consideration, the repayment of Pinnacle debt, the refinancing of certain Conagra debt, and the payment of related fees and expenses. The permanent financing is also expected to include approximately $600 million of incremental cash proceeds from the issuance of equity and/or divestitures.
The planned acquisition of Pinnacle is expected to close by the end of calendar 2018 and is subject to customary closing conditions, including (i) the adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of all outstanding Pinnacle common stock, (ii) there being no law or order that restrains, enjoins, or otherwise prohibits the consummation of the planned acquisition or the issuance of our common stock in connection with the planned acquisition, and (iii) the expiration of the waiting period applicable to the planned acquisition under the Hart-Scott-Rodino Antitrust

Improvements Act of 1976, as amended, and receipt of other required antitrust approvals. The obligation of each of us and Pinnacle to consummate the planned acquisition is also conditioned on the other party's representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed, in all material respects, its obligations under the Merger Agreement. The closing of the planned acquisition is not subject to a financing condition.
Items Impacting Comparability
Items of note impacting comparability of results from continuing operations for fiscal 2018 included the following:

•	an income tax benefit of $233.3 million related to the enactment of the Tax Act,

•	charges totaling $151.0 million ($113.3 million after-tax) related to certain litigation matters,

•
an income tax expense of $78.6 million associated with a change in a valuation allowance on a deferred tax asset due to the termination of the agreement for the proposed sale of our Wesson® oil business,

•
an income tax charge of $42.1 million associated with unusual tax items related to the repatriation of cash during the second quarter from foreign subsidiaries, the tax expense related to the earnings of foreign subsidiaries previously deemed to be permanently invested, a pension contribution, and the effect of a law change in Mexico requiring deconsolidation for tax reporting purposes,

•	charges totaling $34.9 million ($25.6 million after-tax) related to the early termination of an unfavorable lease contract by purchasing the property subject to the lease,

•	charges totaling $38.0 million ($27.0 million after-tax) in connection with our SCAE Plan (as defined below),

•	charges totaling $15.7 million ($10.9 million after-tax) associated with costs incurred for acquisitions and divestitures,

•	charges totaling $5.4 million ($3.7 million after-tax) related to pension plan lump-sum settlements and a remeasurement of our salaried and non-qualified pension plan liability,

•	charges totaling $4.8 million ($3.7 million after-tax) related to the impairment of other intangible assets, and

•	a benefit of $4.3 million ($2.9 million after-tax) related to the substantial liquidation of an international joint venture (recorded in equity method investment earnings).
Items of note impacting comparability of results from continuing operations for fiscal 2017 included the following:

•	charges totaling $304.2 million ($257.7 million after-tax) related to the impairment of goodwill and other intangible assets,

•	gains totaling $197.4 million ($68.4 million after-tax) from the sales of the Spicetec and JM Swank businesses,

•	charges totaling $93.3 million ($60.2 million after-tax) related to the early retirement of debt,

•	an income tax benefit of $91.3 million related to a tax adjustment of valuation allowance associated with the planned divestiture of the Wesson® oil business,

•	charges totaling $63.6 million ($41.4 million after-tax) in connection with the SCAE Plan,

•
charges totaling $31.4 million ($19.6 million after-tax), including an impairment charge of $27.6 million related to the production assets of the business, for the planned divestiture of the Wesson® oil business,

•	an income tax benefit of $14.6 million associated with a tax planning strategy that allowed us to utilize certain state tax attributes and certain foreign incentives,

•	charges totaling $13.8 million ($8.5 million after-tax) related to a pension lump sum settlement, and

•	a gain of $5.7 million ($3.7 million after-tax) in connection with a legacy legal matter.

Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions is discussed in the segment review below.
Acquisitions
As noted above, on June 26, 2018, subsequent to the end of fiscal 2018, we entered into the Merger Agreement with Pinnacle under which we will acquire all outstanding shares of Pinnacle common stock in a cash and stock transaction valued at approximately $10.9 billion, including Pinnacle's outstanding net debt. Under the terms of the Merger Agreement, Pinnacle shareholders will receive $43.11 per share in cash and 0.6494 shares of our common stock for each share of Pinnacle common stock held. The planned acquisition is expected to close by the end of calendar 2018 and remains subject to the approval of Pinnacle shareholders, the receipt of regulatory approvals, and other customary closing conditions.
In February 2018, we acquired the Sandwich Bros. of Wisconsin® business, maker of frozen breakfast and entree flatbread pocket sandwiches, for a cash purchase price of $87.3 million, net of cash acquired. Approximately $57.8 million has been classified as goodwill, subject to final purchase price allocation, and $9.7 million and $7.1 million have been classified as non-amortizing and amortizing intangible assets, respectively. The amount of goodwill allocated is deductible for tax purposes. The business is included in the Refrigerated & Frozen segment.
In October 2017, we acquired Angie's Artisan Treats, LLC, maker of Angie's® BOOMCHICKAPOP® ready-to-eat popcorn, for a cash purchase price of $249.8 million, net of cash acquired. Approximately $155.2 million has been classified as goodwill, subject to final purchase price allocation, of which $95.4 million is deductible for income tax purposes. Approximately $73.8 million and $10.3 million of the purchase price have been allocated to non-amortizing and amortizing intangible assets, respectively. The business is primarily included in the Grocery & Snacks segment.
In April 2017, we acquired protein-based snacking businesses Thanasi Foods LLC, maker of Duke’s® meat snacks, and BIGS LLC, maker of BIGS® seeds, for $217.6 million in cash, net of cash acquired (the "Thanasi acquisition"). Approximately $133.3 million has been classified as goodwill, of which $70.5 million is deductible for income tax purposes. Approximately $65.1 million and $16.1 million of the purchase price have been allocated to non-amortizing and amortizing intangible assets, respectively. These businesses are primarily included in the Grocery & Snacks segment.
In September 2016, we acquired the operating assets of Frontera Foods, Inc. and Red Fork LLC, including the Frontera®, Red Fork®, and Salpica® brands (the "Frontera acquisition"). These businesses make authentic, gourmet Mexican food products and contemporary American cooking sauces. We acquired the businesses for $108.1 million in cash, net of cash acquired. Approximately $39.5 million has been classified as goodwill and $59.5 million and $7.2 million have been classified as non-amortizing and amortizing intangible assets, respectively. The amount allocated to goodwill is deductible for tax purposes. These businesses are included primarily in the Grocery & Snacks segment, and to a lesser extent within the Refrigerated & Frozen and International segments.
Divestitures
During the third quarter of fiscal 2018, we signed a definitive agreement to sell our Del Monte® processed fruit and vegetable business in Canada, which is part of our International segment. The transaction was completed in the first quarter of fiscal 2019, and was valued at approximately $43.0 million Canadian dollars, which was approximately $34.0 million U.S. dollars at the exchange rate on the date of announcement.
During the fourth quarter of fiscal 2017, we signed an agreement to sell our Wesson® oil business, which is part of our Grocery & Snacks segment, to The J.M. Smucker Company ("Smucker"). In the fourth quarter of fiscal 2018, Conagra Brands and Smucker terminated the agreement. This outcome followed the decision of the Federal Trade Commission, announced on March 5, 2018, to challenge the pending sale. The Company is still actively marketing the Wesson® oil business and expects to sell it within the next twelve months.
On November 9, 2016, we completed the previously announced spinoff (the "Spinoff") of Lamb Weston Holdings, Inc. ("Lamb Weston"). The results of operations of the Lamb Weston business have been reclassified to discontinued operations for all periods presented.
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
Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions initiated through the end of fiscal 2018, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of May 27, 2018, our Board of Directors has approved the incurrence of up to $900.9 million of expenses in connection with the SCAE Plan, including expenses allocated for the Private Brands and Lamb Weston operations. We have incurred or expect to incur approximately $471.6 million of charges ($322.1 million of cash charges and $149.5 million of non-cash charges) for actions identified to date under the SCAE Plan related to our continuing operations. We recognized charges of $38.0 million, $63.6 million, and $281.8 million in relation to the SCAE Plan related to our continuing operations in fiscal 2018, 2017, and 2016, respectively. We expect to incur costs related to the SCAE Plan over a multi-year period.

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
Foodservice
The Foodservice reporting segment includes branded and customized food products, including meals, entrees, sauces, and a variety of custom-manufactured culinary products that are packaged for sale to restaurants and other foodservice establishments primarily in the United States.
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
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions associated with continuing operations, under this methodology:

	Fiscal Years Ended
($ in millions)	May 27, 2018	May 28, 2017	May 29, 2016
Net derivative gains (losses) incurred	$(0.9)	$0.6	$(7.4)
Less: Net derivative gains (losses) allocated to reporting segments	(7.1)	5.7	(23.8)
Net derivative gains (losses) recognized in general corporate expenses	$6.2	$(5.1)	$16.4
Net derivative gains (losses) allocated to Grocery & Snacks	$0.2	$3.4	$(14.4)
Net derivative gains (losses) allocated to Refrigerated & Frozen	(0.3)	0.8	(6.2)
Net derivative gains (losses) allocated to International Foods	(6.9)	1.6	(0.5)
Net derivative losses allocated to Foodservice	(0.1)	—	(1.0)
Net derivative losses allocated to Commercial	—	(0.1)	(1.7)
Net derivative gains (losses) included in segment operating profit	$(7.1)	$5.7	$(23.8)
As of May 27, 2018, the cumulative amount of net derivative gains from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $3.2 million, all of which was incurred during the fiscal year ended May 27, 2018. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results gains of $2.5 million in fiscal 2019 and $0.7 million in fiscal 2020 and thereafter.
Fiscal 2018 compared to Fiscal 2017
Net Sales

($ in millions) Reporting Segment	Fiscal 2018 Net Sales	Fiscal 2017 Net Sales	% Inc (Dec)
Grocery & Snacks	$3,287.0	$3,208.8	2%
Refrigerated & Frozen	2,753.0	2,652.7	4%
International	843.5	816.0	3%
Foodservice	1,054.8	1,078.3	(2)%
Commercial	—	71.1	(100)%
Total	$7,938.3	$7,826.9	1%
Overall, our net sales were $7.94 billion in fiscal 2018, an increase of 1% compared to fiscal 2017.
Grocery & Snacks net sales for fiscal 2018 were $3.29 billion, an increase of $78.2 million, or 2%, compared to fiscal 2017. Results reflected a decrease in volumes of approximately 2% in fiscal 2018 compared to the prior-year period, excluding the impact of acquisitions. The decrease in sales volumes reflected a reduction in promotional intensity, planned discontinuation of certain lower-performing products, retailer inventory reductions, which were higher than anticipated, and deliberate actions to optimize distribution on certain lower-margin products, consistent with the Company's value over volume strategy. Price/

mix was flat compared to the prior-year period as favorable mix improvements from recent innovation and higher net pricing nearly offset continued investments in retailer marketing to drive brand saliency, enhanced distribution, and consumer trial. The acquisition of Angie's Artisan Treats, LLC contributed $68.1 million to Grocery & Snacks net sales during fiscal 2018. The Frontera acquisition contributed $8.6 million and the Thanasi acquisition contributed $66.5 million to Grocery & Snacks net sales during fiscal 2018 through the one-year anniversaries of the acquisitions. The Frontera and Thanasi acquisitions occurred in September 2016 and April 2017, respectively.
Refrigerated & Frozen net sales for fiscal 2018 were $2.75 billion, an increase of $100.3 million, or 4%, compared to fiscal 2017. Results for fiscal 2018 reflected a 3% increase in volume compared to fiscal 2017, excluding the impact of acquisitions. The increase in sales volumes was a result of brand renovation and innovation launches. Price/mix was flat compared to fiscal 2017, as favorability in both net pricing and mix offset continued investment in retailer marketing to drive brand saliency, enhanced distribution, and consumer trial. The acquisition of the Sandwich Bros. of Wisconsin® business contributed $21.3 million to Refrigerated & Frozen's net sales during fiscal 2018. The Frontera acquisition, which occurred in September 2016, and subsequent innovation in the Frontera® brand contributed $4.4 million during fiscal 2018 through the one-year anniversary of the acquisition.
International net sales for fiscal 2018 were $843.5 million, an increase of $27.5 million, or 3%, compared to fiscal 2017. Results for fiscal 2018 reflected a 3% decrease in volume, a 3% increase due to foreign exchange rates, and a 3% increase in price/mix, in each case compared to fiscal 2017. The volume decrease for fiscal 2018 was driven by strategic decisions to eliminate lower margin products and to reduce promotional intensity. The increase in price/mix compared to the prior-year period was driven by improvements in pricing and trade productivity.
Foodservice net sales for fiscal 2018 were $1.05 billion, a decrease of $23.5 million, or 2%, compared to fiscal 2017. Results for fiscal 2018 reflected an 11% decrease in volume, partially offset by a 9% increase in price/mix compared to fiscal 2017. The decrease in volumes compared to the prior-year period primarily reflected the impact of exiting a non-core business, the planned discontinuation of certain lower-performing businesses, and softness in certain categories. The increase in price/mix for fiscal 2018 reflected favorable product and customer mix, the impact of inflation-driven increases in pricing, and the execution of the segment's value over volume strategy.
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
SG&A Expenses (Includes general corporate expenses)
SG&A expenses totaled $1.32 billion for fiscal 2018, a decrease of $99.1 million compared to fiscal 2017. SG&A expenses for fiscal 2018 reflected the following:
Items impacting comparability of earnings

•	charges totaling $151.0 million related to certain litigation matters,

•	a charge of $34.9 million related to the early termination of an unfavorable lease contract,

•	expenses of $30.2 million in connection with our SCAE Plan,

•	expenses of $15.1 million associated with costs incurred for acquisitions and planned divestitures,

•	charges of $5.4 million related to pension plan lump-sum settlements and a remeasurement of our salaried and non-qualified pension plan liability, and

•	charges totaling $4.8 million related to the impairment of other intangible assets.
Other changes in expenses compared to fiscal 2017

•	a decrease in advertising and promotion expense of $49.7 million,

•	a decrease in pension and postretirement expense of $19.4 million (excluding the impacts of settlements and remeasurements),

•	a decrease in transaction services agreement income of $18.3 million,

•	a decrease in incentive compensation expense of $14.6 million,

•	a decrease in stock-based compensation expense of $10.4 million,

•	a decrease in contract services of $9.4 million,

•	a decrease in charitable contributions of $6.7,

•	an increase in salaries expense of $19.4 million, and

•	an increase in self-insured workers' compensation and product liability expense of $7.0 million.
SG&A expenses for fiscal 2017 included the following items impacting the comparability of earnings:

•	charges totaling $237.1 million related to the impairment of goodwill and other intangible assets, primarily in the International segment,

•	gains totaling $197.4 million, from the divestiture of the Spicetec and JM Swank businesses,

•	charges totaling $93.3 million related to the early retirement of debt,

•	a charge of $67.1 million related to the impairment of the Chef Boyardee® brand intangible,

•	expenses of $46.4 million in connection with our SCAE Plan,

•
charges of $30.9 million related to the planned divestiture of our Wesson® oil business, including an impairment charge of $27.6 million related to the production assets of the business that were not initially included in the assets held for sale,

•	an expense of $13.8 million in connection with a salaried pension plan lump sum settlement we completed in fiscal 2017, and

•	a benefit of $5.7 million in connection with a legal matter.
Segment Operating Profit (Earnings before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

($ in millions) Reporting Segment	Fiscal 2018 Operating Profit	Fiscal 2017 Operating Profit	% Inc (Dec)
Grocery & Snacks	$724.8	$653.7	11%
Refrigerated & Frozen	479.4	445.8	8%
International	86.5	(168.9)	N/A
Foodservice	121.8	105.1	16%
Commercial	—	202.6	(100)%
Grocery & Snacks operating profit for fiscal 2018 was $724.8 million, an increase of $71.1 million, or 11%, compared to fiscal 2017. Gross profits were $20.2 million lower in fiscal 2018 than in fiscal 2017. The lower gross profit was driven by investments with retailers (i.e., trade spending reflected as a reduction of net sales), as well as higher input costs and transportation expenses, partially offset by supply chain realized productivity. The Frontera acquisition, Thanasi acquisition, and the acquisition of Angie's Artisan Treats, LLC, which occurred in September 2016, April 2017, and October 2017, respectively, contributed $47.4 million to Grocery & Snacks gross profit during fiscal 2018 through the one-year anniversaries of the acquisitions (if reached). Advertising and promotion expenses for fiscal 2018 decreased by $19.5 million compared to fiscal 2017. Operating profit of the Grocery & Snacks segment was impacted by charges totaling $4.0 million in fiscal 2018 for the impairment of our HK Anderson®, Red Fork®, and Salpica® brand assets and $68.3 million in fiscal 2017 primarily for the impairment of our Chef Boyardee® brand asset. Grocery & Snacks also incurred $11.4 million of expenses in fiscal 2018 related to acquisitions and divestitures, charges of $31.4 million in fiscal 2017 related to the pending divestiture of the

Wesson® oil business, and charges of $14.1 million and $25.3 million in connection with our restructuring plans in fiscal 2018 and 2017, respectively.
Refrigerated & Frozen operating profit for fiscal 2018 was $479.4 million, an increase of $33.6 million, or 8%, compared to fiscal 2017. Gross profits were $3.6 million lower in fiscal 2018 than in fiscal 2017, driven by continuing increases in input costs and transportation inflation as well as investments to drive distribution, enhanced shelf presence, and trial, partially offset by increased sales volumes and supply chain realized productivity. The acquisition of the Sandwich Bros. of Wisconsin® business contributed $4.6 million to gross profit in the segment during fiscal 2018. Advertising and promotion expenses for fiscal 2018 decreased by $23.4 million compared to fiscal 2017. Operating profit of the Refrigerated & Frozen segment was impacted by charges totaling approximately $7.7 million in fiscal 2017 related to a product recall, as well as charges of $0.1 million and $6.2 million in connection with our restructuring plans in fiscal 2018 and 2017, respectively.
International operating profit for fiscal 2018 was $86.5 million, compared to an operating loss of $168.9 million for fiscal 2017. The operating loss in fiscal 2017 includes charges totaling $235.9 million for the impairment of goodwill and an intangible brand asset in our Canadian and Mexican operations. Gross profits were $18.6 million higher in fiscal 2018 than in fiscal 2017, as a result of improved price/mix, the favorable impact of foreign exchange, and the planned discontinuations of certain lower-performing products. Operating profit of the International segment was impacted by charges of $1.5 million and $0.9 million in connection with our restructuring plans, in fiscal 2018 and 2017, respectively.
Foodservice operating profit for fiscal 2018 was $121.8 million, an increase of $16.7 million, or 16%, compared to fiscal 2017. Gross profits were $13.9 million higher in fiscal 2018 than in fiscal 2017, primarily reflecting the impact of inflation-driven increases in pricing and supply chain realized productivity, partially offset by lower sales volumes and increased input costs. Operating profit of the Foodservice segment was impacted by charges of $1.8 million in fiscal 2017 in connection with our restructuring plans.
Commercial operating profit was $202.6 million in fiscal 2017. The Company sold the Spicetec and JM Swank businesses in the first quarter of fiscal 2017, recognizing pre-tax gains totaling $197.4 million. The Spicetec and JM Swank businesses comprise the entire Commercial segment following the presentation of Lamb Weston as discontinued operations. There are no further operations in the Commercial segment.
Interest Expense, Net
In fiscal 2018, net interest expense was $158.7 million, a decrease of $36.8 million, or 19%, from fiscal 2017. The decrease reflects the repayment of $550.0 million aggregate principal amount of outstanding senior notes in the first quarter of fiscal 2017, $473.0 million aggregate principal amount of outstanding senior notes in the third quarter of fiscal 2017, $119.6 million aggregate principal amount of outstanding senior notes in the third quarter of fiscal 2018, $70.0 million aggregate principal amount of outstanding senior notes in the fourth quarter of fiscal 2018, as well as the exchange of $1.44 billion of debt in connection with the Spinoff of Lamb Weston during the second quarter of 2017. This was partially offset by the issuance of $500.0 million aggregate principal amount of floating rate notes due 2020 during the second quarter of fiscal 2018 and the borrowing of $300.0 million under our term loan agreement during the fourth quarter of fiscal 2018. For more information about the debt exchange, see Note 4 "Long-Term Debt" to the consolidated financial statements contained in this report.
Income Taxes
Our income tax expense was $174.6 million and $254.7 million in fiscal 2018 and 2017, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 18% and 32% for fiscal 2018 and 2017, respectively.
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

As a result of our fiscal year end, the lower U.S. statutory federal income tax rate resulted in a blended U.S. federal statutory rate of 29.3% for the fiscal year ended May 27, 2018. The U.S. federal statutory rate is expected to be 21% for fiscal years beginning after May 27, 2018.
The effective tax rate in fiscal 2018 reflects the following:

•	the impact of U.S. tax reform, as noted above,

•	an adjustment of valuation allowance associated with the termination of the agreement for the proposed sale of our Wesson® oil business,

•	an indirect cost of the pension contribution made on February 26, 2018,

•	additional expense related to the settlement of an audit of the impact of a law change in Mexico,

•
an income tax benefit allowed upon the vesting/exercise of employee stock compensation awards by our employees, beyond that which is attributable to the original fair value of the awards upon the date of grant, and

•	additional expense related to undistributed foreign earnings for which the indefinite reinvestment assertion is no longer made.
The effective tax rate in fiscal 2017 reflects the following:

•	additional tax expense associated with non-deductible goodwill sold in connection with the divestitures of the Spicetec and JM Swank businesses,

•	additional tax expense associated with non-deductible goodwill in our Mexican and Canadian businesses, for which an impairment charge was recognized,

•	an income tax benefit for the adjustment of a valuation allowance associated with the planned divestiture of the Wesson® oil business,

•
an income tax benefit for excess tax benefits allowed upon the vesting/exercise of employee stock compensation awards by our employees, beyond that which is attributable to the original fair value of the awards upon the date of grant, and

•	an income tax benefit associated with a tax planning strategy that allowed us to utilize certain state tax attributes and certain foreign incentives.
We expect our effective tax rate in fiscal 2019, exclusive of any unusual transactions or tax events, to be approximately 23%-24%.
Equity Method Investment Earnings
We include our share of the earnings of certain affiliates based on our economic ownership interest in the affiliates. Our most significant affiliate is the Ardent Mills joint venture. Our share of earnings from our equity method investment earnings were $97.3 million and $71.2 million for fiscal 2018 and 2017, respectively. A benefit of $4.3 million was included in the earnings of fiscal 2018 in connection with a gain on the substantial liquidation of an international joint venture. In addition, Ardent Mills earnings were higher than they were in the prior-year periods due to more favorable market conditions and continued improvement in operating effectiveness.

Results of Discontinued Operations
Our discontinued operations generated after-tax income of $14.3 million and $102.0 million in fiscal 2018 and 2017, respectively. During fiscal 2018, a $14.5 million income tax benefit was recorded due to an adjustment of the estimated deductibility of the costs incurred associated with effecting the Spinoff of Lamb Weston. The prior-year period results reflected the operations of Lamb Weston through the date of its Spinoff in November 2016. We incurred significant costs associated with effecting the Spinoff of Lamb Weston. These costs are included in results of discontinued operations.
Earnings Per Share
Diluted earnings per share in fiscal 2018 were $1.98, including earnings of $1.95 per diluted share from continuing operations and $0.03 per diluted share from discontinued operations. Diluted earnings per share in fiscal 2017 were $1.46, including earnings of $1.25 per diluted share from continuing operations and $0.21 per diluted share from discontinued operations. See "Items Impacting Comparability" above as several significant items affected the comparability of year-over-year results of operations.
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
Grocery & Snacks net sales for fiscal 2017 were $3.21 billion, a decrease of $168.3 million, or 5%, compared to fiscal 2016. Results reflected a decrease in volumes of approximately 5% in fiscal 2017 compared to the prior-year period. The decrease in sales volumes was the result of reduced trade promotions and the planned exit of certain lower-performing products. Price/mix was flat as the continued progress in pricing and trade productivity was fully offset by unfavorable sales mix. The reduced trade promotions and selective base price increases are actions that are intended to build a higher quality revenue base. The Frontera acquisition and the Thanasi acquisition collectively contributed $36.5 million, or 1%, to segment net sales during fiscal 2017.
Refrigerated & Frozen net sales for fiscal 2017 were $2.65 billion, a decrease of $215.1 million, or 8%, compared to fiscal 2016. Results for fiscal 2017 reflected a 9% decrease in volume and a 1% increase in price/mix compared to fiscal 2016. The decrease in sales volumes and improvements in price/mix reflected reduced trade promotions and selective base price increases, together with stock-keeping unit rationalization, which actions were intended to build a higher quality revenue base. Net sales growth was also negatively affected by a transitory increase in the volume of Egg Beaters® in fiscal 2016 as the Company's egg supply was not negatively impacted by the avian influenza outbreak in fiscal 2015.
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

•
charges of $30.9 million related to the planned divestiture of our Wesson® oil business, including an impairment charge of $27.6 million related to the production assets of the business that initially were not included in the assets held for sale,

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

Interest Expense, Net
In fiscal 2017, net interest expense was $195.5 million, a decrease of $100.3 million, or 34%, from fiscal 2016. The decrease reflects the repayment of $2.15 billion, $550 million, and $473 million of debt in the third quarter of fiscal 2016, the first quarter of fiscal 2017, and the third quarter of fiscal 2017, respectively, as well as the exchange of $1.44 billion of debt in connection with the Spinoff of Lamb Weston during the second quarter of 2017.
Income Taxes
Our income tax expense was $254.7 million and $46.4 million in fiscal 2017 and 2016, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 32% for fiscal 2017 and 27% for fiscal 2016.
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
Results of Discontinued Operations
Our discontinued operations generated after-tax income of $102.0 million in fiscal 2017 and an after-tax loss of $794.4 million in fiscal 2016. Results reflected the operations of Lamb Weston through the date of its Spinoff in November 2016, as well as the results of the Private Brands business prior to its divestiture in the second half of fiscal 2016. We incurred significant costs associated with effecting the Spinoff. These costs are included in results of discontinued operations. We recognized a pre-tax charge of $1.92 billion ($1.44 billion after-tax) in fiscal 2016 to write down the goodwill and long-lived assets of the Private Brands business to the final sales price, less costs to sell, and to recognize the final loss.

Earnings (Loss) Per Share
Diluted earnings per share in fiscal 2017 were $1.46, including earnings of $1.25 per diluted share from continuing operations and $0.21 per diluted share from discontinued operations. Diluted loss per share in fiscal 2016 was $1.56, including earnings of $0.29 per diluted share from continuing operations and a loss of $1.85 per diluted share from discontinued operations. See "Items Impacting Comparability" above as several significant items affected the comparability of year-over-year results of operations.

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
At May 27, 2018, we had a revolving credit facility (the "Facility") with a syndicate of financial institutions that provides for a maximum aggregate principal amount outstanding at any one time of $1.25 billion (subject to increase to a maximum aggregate principal amount of $1.75 billion with the consent of the lenders). We have historically used a credit facility principally as a back-up for our commercial paper program. As of May 27, 2018, there were no outstanding borrowings under the Facility. On July 11, 2018, subsequent to our fiscal year end, we entered into an amended and restated revolving credit agreement with a syndicate of financial institutions providing for a revolving credit facility in a maximum aggregate principal amount outstanding at any one time of $1.6 billion (subject to increase to a maximum aggregate principal amount of $2.1 billion). It replaces the existing Facility and generally requires our ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense to be not less than 3.0 to 1.0 and our ratio of funded debt to EBITDA to not exceed certain specified levels, with each ratio to be calculated on a rolling four-quarter basis.
During the fourth quarter of fiscal 2018, we repaid the remaining principal balance of $70.0 million of our 2.1% senior notes on the maturity date of March 15, 2018.
During the third quarter of fiscal 2018, we entered into a term loan agreement (the "Term Loan Agreement") with a financial institution. The Term Loan Agreement provides for term loans to the Company in an aggregate principal amount not in excess of $300.0 million. During the fourth quarter of fiscal 2018, we borrowed the full amount of the $300.0 million provided for under the Term Loan Agreement. The proceeds from this borrowing were used to make a voluntary pension plan contribution in the amount of $300.0 million. The Term Loan Agreement matures on February 26, 2019. The term loan bears interest at a rate equal to three-month LIBOR plus 0.75% per annum and is fully prepayable without penalty.
During the third quarter of fiscal 2018, we repaid the remaining principal balance of $119.6 million of our 1.9% senior notes on the maturity date of January 25, 2018.
During the third quarter of fiscal 2018, we repaid the remaining capital lease liability balance of $28.5 million in connection with the early exit of an unfavorable lease contract.
During the second quarter of fiscal 2018, we issued $500.0 million aggregate principal amount of floating rate notes due October 9, 2020. The notes bear interest at a rate equal to three-month LIBOR plus 0.50% per annum.
As of May 27, 2018, we had $277.0 million outstanding under our commercial paper program. The highest level of borrowings during fiscal 2018 was $469.7 million. As of May 28, 2017, we had $26.2 million outstanding under our commercial paper program.
As of the end of fiscal 2018, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the Facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.

The Company has secured $9.0 billion in fully committed bridge financing from affiliates of Goldman Sachs Group, Inc. in connection with the Merger. The commitments under the committed bridge financing were subsequently reduced by the amounts of a term loan agreement we entered into on July 11, 2018 with a syndicate of financial institutions providing for term loans to us in an aggregate principal amount of up to $1.3 billion. The funding under the term loan agreement is anticipated to occur simultaneously with the closing date of the acquisition. In connection with the merger, we expect to incur up to $8.3 billion of long-term debt (which includes any funding under the new term loan agreement), including for the payment of the cash portion of the merger consideration, the repayment of Pinnacle debt, the refinancing of certain Conagra debt, and the payment of related fees and expenses. The permanent financing is also expected to include approximately $600 million of incremental cash proceeds from the issuance of equity and/or divestitures.
We repurchase shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. The share repurchase authorization has no expiration date. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. During fiscal 2018, we repurchased 27.4 million shares of our common stock under this authorization for an aggregate of $967.3 million. In May 2018, our Board of Directors approved an additional $1.0 billion of share repurchases. The Company's total remaining share repurchase authorization as of May 27, 2018, was $1.41 billion. In the fourth quarter of fiscal 2018, we suspended share repurchase activity in light of the pending acquisition of Pinnacle. The Company plans to repurchase shares under its authorized program only at times and in amounts as is consistent with the prioritization of achieving its leverage targets.
On April 20, 2018, the Board of Directors authorized a quarterly dividend payment of $0.2125 per share, which was paid on May 31, 2018 to stockholders of record as of the close of business on April 30, 2018. Subject to market and other conditions and the approval of our Board of Directors, we intend to maintain our quarterly dividend at the current annual rate of $0.85 per share during fiscal 2019. In the future, we expect modest dividend increases while we focus on deleveraging, subject to the approval of our Board of Directors.
During the third quarter of fiscal 2018, we entered into an agreement to sell our Del Monte® processed fruit and vegetable business in Canada to Bonduelle Group. The transaction was completed in the first quarter of fiscal 2019, and was valued at approximately $43.0 million Canadian dollars, which was approximately $34.0 million U.S. dollars at the exchange rate on the date of announcement.
During the fourth quarter of fiscal 2017, we signed an agreement to sell our Wesson® oil business to Smucker for $285 million. During the fourth quarter of fiscal 2018, Conagra Brands and Smucker terminated the agreement. This outcome followed the decision of the Federal Trade Commission, announced on March 5, 2018, to challenge the pending transaction. The Company is still actively marketing the Wesson® oil business and expects to sell it within the next twelve months.
We have access to the $1.25 billion Facility, our commercial paper program, and the capital markets. We believe we also have access to additional bank loan facilities, if needed.
We expect to maintain or have access to sufficient liquidity to finance the cash portion of the merger consideration as well as to either retire or refinance senior debt upon maturity, as market conditions warrant, from operating cash flows, our commercial paper program, proceeds from any divestitures and other disposition transactions, access to capital markets, and our $1.25 billion Facility.
Cash Flows
In fiscal 2018, we used $123.4 million of cash, which was the net result of $954.2 million generated from operating activities, $576.2 million used in investing activities, $506.9 million used in financing activities, and an increase of $5.5 million due to the effects of changes in foreign currency exchange rates.
Cash generated from operating activities of continuing operations totaled $919.7 million in fiscal 2018, as compared to $1.14 billion generated in fiscal 2017. The decrease in operating cash flows was primarily the net result of increased pension plan payments and changes in working capital, offset by reduced income tax and interest payments. Pension plan payments mainly consisted of voluntary contributions totaling $300.0 million and $150.0 million for fiscal 2018 and 2017, respectively. Year-over-year increases in receivables, higher inventory build, and payments made to terminate an unfavorable operating lease negatively impacted operating cash flows for fiscal 2018 compared to fiscal 2017. Income tax payment reductions were driven by the impact of corporate tax rate reductions resulting from the Tax Act signed into law during the third quarter of fiscal 2018. Significant debt repayments during fiscal 2017 contributed to decreased interest payments in fiscal 2018. Payments related to incentive compensation and our restructuring plans were also reduced for fiscal 2018 compared to fiscal 2017.
Cash generated from operating activities of discontinued operations was $34.5 million and $34.7 million in fiscal 2018 and fiscal 2017, respectively. This primarily reflects the activities of the Lamb Weston business that was spun off on November 9, 2016 and, to a lesser extent, other divested businesses. Operating cash flows of discontinued operations in fiscal 2017 were also impacted by expenses related to the Spinoff.
Cash used in investing activities of continuing operations totaled $576.2 million in fiscal 2018 compared to $65.6 million in fiscal 2017. Investing activities of continuing operations of fiscal 2018 consisted primarily of capital expenditures of $251.6 million and the purchases of the Sandwich Bros. of Wisconsin® business and Angie's Artisan Treats, LLC for a total of $337.1 million, net of cash acquired. Investing activities of continuing operations in fiscal 2017 included the proceeds from the divestitures of the Spicetec and JM Swank businesses totaling $489.0 million in the aggregate, partially offset by capital expenditures of $242.1 million, and acquisitions totaling $325.7 million, including the operating assets of Frontera Foods, Inc. and Red Fork LLC, and the protein-based snacking businesses Thanasi Foods LLC and BIGS LLC.
Cash used in investing activities of discontinued operations in fiscal 2017 resulted primarily from capital expenditures.
Cash used for financing activities of continuing operations totaled $506.9 million in fiscal 2018 compared to $2.41 billion in fiscal 2017. Financing activities of continuing operations for fiscal 2018 consisted primarily of common stock repurchases of $967.3 million, net proceeds from the issuance of long-term debt of $797.0 million, cash dividend payments of $342.3 million, long-term debt repayments totaling $242.3 million, and net short-term borrowings of $249.1 million. Cash used in financing activities of continuing operations in fiscal 2017 reflected debt repayments of $1.06 billion, common stock repurchases totaling $1.0 billion, and dividends paid of $415.0 million, partially offset by employee stock option exercises and the issuance of other stock awards of $73.8 million.
Cash provided by financing activities of discontinued operations principally comprises borrowings by Lamb Weston which were transferred in connection with the Spinoff.
The Company had cash and cash equivalents of $128.0 million at May 27, 2018, and $251.4 million at May 28, 2017, of which $121.6 million at May 27, 2018, and $244.9 million at May 28, 2017, was held in foreign countries. During the second quarter of fiscal 2018, the Company repatriated $151.3 million of cash balances previously deemed to be permanently reinvested outside the U.S. Refer to Note 15 "Pre-tax Income and Income Taxes" to the consolidated financial statements contained in this report for more information related to this repatriation of cash and related adjustments to deferred tax liability, as well as the impacts of the Tax Act on remaining unremitted earnings of our foreign subsidiaries.
Our preliminary estimate of capital expenditures for fiscal 2019 is approximately $350 million, excluding any incremental amounts resulting from the pending acquisition of Pinnacle.
Management believes that the Company's sources of liquidity will be adequate finance the cash portion of the merger consideration, to satisfy working capital needs, repurchase shares of our common stock from time to time, make payments of anticipated quarterly dividends, complete planned capital expenditures, and make any required debt repayments, including by retiring or refinancing senior debt upon maturity (as market conditions warrant), for the foreseeable future.

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
Variable Interest Entities Not Consolidated
We lease or leased certain office buildings from entities that we have determined to be variable interest entities. The lease agreements with these entities include fixed-price purchase options for the assets being leased. The lease agreements also contain contingent put options (the "lease put options") that allow or allowed the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease agreement in place (the "put price") in certain limited circumstances. As a result of substantial impairment charges related to our divested Private Brands operations, these lease put options became exercisable. During fiscal 2016, we entered into a series of related transactions in which we exchanged a warehouse we owned in Indiana for two buildings and parcels of land that we leased as part of our Omaha corporate offices. Concurrent with the asset exchange, the leases on the two Omaha corporate buildings, which were subject to contingent put options, were canceled. We recognized aggregate charges of $55.6 million for the early termination of these leases. We also entered into a lease for the warehouse in Indiana and we recorded a financing lease obligation of $74.2 million. During fiscal 2017, one of these lease agreements expired. As a result of this expiration, we reversed the applicable accrual and recognized a benefit of $6.7 million in SG&A expenses. During the third quarter of fiscal 2018, we purchased two buildings that were subject to lease put options and recognized net losses totaling $48.2 million for the early exit of unfavorable lease contracts.
As of May 27, 2018, there was one remaining leased building subject to a lease put option for which the put option price exceeded the estimated fair value of the property by $8.2 million, of which we had accrued $1.2 million. We are amortizing the difference between the put price and the estimated fair value (without a lease agreement in place) of the property over the remaining lease term within SG&A expenses. This lease is accounted for as an operating lease, and accordingly, there are no material assets and liabilities, other than the accrued portion of the put price, associated with this entity included in the Consolidated Balance Sheets. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this entity. In making this determination, we have considered, among other items, the terms of the lease agreement, the expected remaining useful life of the asset leased, and the capital structure of the lessor entity.

OBLIGATIONS AND COMMITMENTS
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt, notes payable, and capital lease obligations, which totaled $3.80 billion as of May 27, 2018, were recognized as liabilities in our Consolidated Balance Sheets. Operating lease obligations and unconditional purchase obligations, which totaled $1.26 billion as of May 27, 2018, were not recognized as liabilities in our Consolidated Balance Sheets, in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").
A summary of our contractual obligations as of May 27, 2018, was as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$3,431.7	$300.0	$822.6	$1,087.0	$1,222.1
Capital lease obligations	94.7	7.1	13.5	13.5	60.6
Operating lease obligations	199.1	35.6	47.5	33.7	82.3
Purchase obligations[1] and other contracts	1,127.0	966.7	121.3	37.6	1.4
Notes payable	277.3	277.3	—	—	—
Total	$5,129.8	$1,586.7	$1,004.9	$1,171.8	$1,366.4
1 Amount includes open purchase orders and agreements, some of which are not legally binding and/or may be cancellable. Such agreements are generally settleable in the ordinary course of business in less than one year.
We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted-average coupon interest rate of the long-term debt obligations outstanding as of May 27, 2018, was approximately 4.9%.
The operating lease obligations noted in the table above have not been reduced by non-cancellable sublease rentals of $0.5 million.
As of May 27, 2018, we had aggregate unfunded pension obligations totaling $68.5 million. This amount is not included in the table above. In the fourth quarter of fiscal 2018, we made a voluntary pension plan contribution in the amount of $300.0 million. We do not expect to be required to make additional payments to fund these amounts in the foreseeable future. Based on current statutory requirements, we are not obligated to fund any amount to our qualified pension plans during the next twelve months. We estimate that we will make payments of approximately $19.6 million over the next twelve months to fund our pension plans. See Note 19 "Pension and Postretirement Benefits" to the consolidated financial statements and "Critical Accounting Estimates - Employment Related Benefits" contained in this report for further discussion of our pension obligations and factors that could affect estimates of this liability.
As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with U.S. GAAP, the following commercial commitments are not recognized as liabilities in our Consolidated Balance Sheets. A summary of our commitments, including commitments associated with equity method investments, as of May 27, 2018, was as follows:

	Amount of Commitment Expiration Per Period (in millions)
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby repurchase obligations	$0.9	$0.6	$0.3	$—	$—
Other commitments	6.1	4.1	2.0	—	—
Total	$7.0	$4.7	$2.3	$—	$—
In addition to the commitments included in the table above, as of May 27, 2018, we had $32.4 million of standby letters of credit issued on our behalf. These standby letters of credit are primarily related to our self-insured workers compensation programs and are not reflected in our Consolidated Balance Sheets.
In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases resulting from the divestiture of the JM Swank business completed in the first quarter of fiscal 2017. As of May 27, 2018, the remaining terms of these arrangements do not exceed five years and the maximum amount of future payments we have guaranteed was $2.6 million. In addition, we guarantee a certain lease resulting from an exited facility. As of May 27, 2018, the remaining term of this arrangement does not exceed nine years and the maximum amount of future payments we have guaranteed was $21.7 million.
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
Lamb Weston is a party to a warehouse services agreement with a third-party warehouse provider through July 2035. Under this agreement, Lamb Weston is required to make payments for warehouse services based on the quantity of goods stored and other service factors. We have guaranteed the warehouse provider that we will make the payments required under the agreement in the event that Lamb Weston fails to perform. Minimum payments of $1.5 million per month are required under this agreement. It is not possible to determine the maximum amount of the payment obligations under this agreement. Upon completion of the Spinoff, we recognized a liability for the estimated fair value of this guarantee. As of May 27, 2018, the amount of this guarantee, recorded in other noncurrent liabilities, was $28.1 million.
Lamb Weston is a party to an agricultural sublease agreement with a third party for certain farmland through 2020 (subject, at Lamb Weston's option, to extension for two additional five-year periods). Under the terms of the sublease agreement, Lamb Weston is required to make certain rental payments to the sublessor. We have guaranteed Lamb Weston's performance and the payment of all amounts (including indemnification obligations) owed by Lamb Weston under the sublease agreement, up to a maximum of $75.0 million. We believe the farmland associated with this sublease agreement is readily marketable for lease to other area farming operators. As such, we believe that any financial exposure to the company, in the event that we were required to perform under the guaranty, would be largely mitigated.
The obligations and commitments tables above do not include any reserves for uncertainties in income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at May 27, 2018, was $32.5 million. The net amount of unrecognized tax benefits at May 27,

2018, that, if recognized, would favorably impact our effective tax rate was $27.8 million. Recognition of these tax benefits would have a favorable impact on our effective tax rate.

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
Marketing Costs—We incur certain costs to promote our products through marketing programs, which include advertising, customer incentives, and consumer incentives. We recognize the cost of each of these types of marketing activities as incurred in accordance with U.S. GAAP. The judgment required in determining marketing costs can be significant. For volume-based incentives provided to customers, management must continually assess the likelihood of the customer achieving the specified targets. Similarly, for consumer coupons, management must estimate the level at which coupons will be redeemed by consumers in the future. Estimates made by management in accounting for marketing costs are based primarily on our historical experience with marketing programs with consideration given to current circumstances and industry trends. As these factors change, management's estimates could change and we could recognize different amounts of marketing costs over different periods of time.
We have recognized reserves of $100.5 million for these marketing costs as of May 27, 2018. Changes in the assumptions used in estimating the cost of any individual customer marketing program (including amounts classified as a revenue reduction) would not result in a material change in our results of operations or cash flows.
Advertising and promotion expenses totaled $278.6 million, $328.3 million, and $347.2 million in fiscal 2018, 2017, and 2016, respectively.
Income Taxes—Our income tax expense is based on our income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our income tax expense and in evaluating our tax positions, including evaluating uncertainties. Management reviews tax positions at least quarterly and adjusts the balances as new information becomes available. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the tax bases of assets and liabilities and their carrying amounts in our consolidated balance sheets, as well as from net operating loss and tax credit carryforwards. Management evaluates the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings, and available tax planning strategies. These estimates of future taxable income inherently require significant judgment. Management uses historical experience and short and long-range business forecasts to develop such estimates. Further, we employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. To the extent management does not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.
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
We have recognized a reserve of approximately $57.8 million for environmental liabilities as of May 27, 2018. The reserve for each site is determined based on an assessment of the most likely required remedy and a related estimate of the costs required to effect such remedy.
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
Beginning in fiscal 2017, the Company has elected to use a split discount rate (the "spot-rate approach") for the U.S. plans and certain foreign plans. Historically, a single weighted-average discount rate was used in the calculation of service and interest costs, both of which are components of pension benefit costs. The spot-rate approach applies separate discount rates for each projected benefit payment in the calculation of pension service and interest cost. This change is considered a change in accounting estimate and has been applied prospectively. The pre-tax reduction in total pension benefit cost associated with this change in fiscal 2017 was approximately $27.0 million.
We have recognized a pension liability of $171.5 million and $582.2 million, a postretirement liability of $118.2 million and $156.9 million, and a workers' compensation liability of $39.4 million and $41.5 million, as of the end of fiscal 2018 and 2017, respectively. We also have recognized a pension asset of $103.0 million and $17.1 million as of the end of fiscal 2018 and 2017, respectively, as certain individual plans of the Company had a positive funded status.
We recognize cumulative changes in the fair value of pension plan assets and net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plan's projected benefit obligation ("the corridor") in current period expense annually as of our measurement date, which is our fiscal year-end, or when measurement is required otherwise under U.S. GAAP.
We recognized pension expense (benefit), including activities of discontinued operations, from Company plans of $(56.1) million, $(12.9) million, and $370.8 million in fiscal 2018, 2017, and 2016, respectively. Such amounts reflect the year-end write-off of actuarial losses in excess of 10% of our pension liability of $3.4 million, $1.2 million, and $348.5 million in fiscal 2018, 2017, and 2016, respectively. This also reflected expected returns on plan assets of $218.3 million, $207.4 million, and $259.9 million in fiscal 2018, 2017, and 2016, respectively. We contributed $312.6 million, $163.0 million, and $11.5 million to the pension plans of our continuing operations in fiscal 2018, 2017, and 2016, respectively. We anticipate contributing approximately $19.6 million to our pension plans in fiscal 2019.
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
Based on this information, the discount rate selected by us for determination of pension expense was 3.90% for fiscal 2018, 3.83% for fiscal 2017, and 4.10% for fiscal 2016. We selected a weighted-average discount rate of 4.21% and 3.83% for determination of service and interest expense, respectively, for fiscal 2019. A 25 basis point increase in our discount rate assumption as of the end of fiscal 2018 would have resulted in an increase of $3.9 million in our pension expense for fiscal 2018. A 25 basis point decrease in our discount rate assumption as of the end of fiscal 2018 would have resulted in an decrease of $3.0 million in our pension expense for fiscal 2018. For our year-end pension obligation determination, we selected discount rates of 4.14% and 3.90% for fiscal years 2018 and 2017, respectively.

Another significant assumption used to account for our pension plans is the expected long-term rate of return on plan assets. In developing the assumed long-term rate of return on plan assets for determining pension expense, we consider long-term historical returns (arithmetic average) of the plan's investments, the asset allocation among types of investments, estimated long-term returns by investment type from external sources, and the current economic environment. Based on this information, we selected 7.50% for the long-term rate of return on plan assets for determining our fiscal 2018 pension expense. A 25 basis point increase/decrease in our expected long-term rate of return assumption as of the beginning of fiscal 2018 would decrease/increase annual pension expense for our pension plans by $7.3 million.
During fiscal 2018, we approved an amendment of our salaried and non-qualified pension plans. The amendment froze the compensation and service periods used to calculate pension benefits for active employees who participate in those plans. As a result of this amendment, we have changed our salaried and non-qualified pension asset investment strategy to align our related pension plan assets with our projected benefit obligation to reduce volatility. We selected a weighted-average expected rate of return on plan assets of 5.17% to be used to determine our pension expense for fiscal 2019. A 25 basis point increase/decrease in our expected long-term rate of return assumption as of the beginning of fiscal 2019 would decrease/increase annual pension expense for our pension plans by $8.2 million.
The rate of compensation increase is another significant assumption used in the development of accounting information for pension plans. Due to the amendment discussed above, this assumption is no longer applicable for any of our pension plans in fiscal 2019 and thereafter. We selected 3.63% for the rate of compensation increase for determination of pension expense for fiscal year 2018, 3.66% for fiscal 2017, and 3.70% for fiscal 2016. A 25 basis point increase in our rate of compensation increase assumption as of the beginning of fiscal 2018 would increase pension expense for our pension plans by $0.5 million for the year. A 25 basis point decrease in our rate of compensation increase assumption as of the beginning of fiscal 2018 would decrease pension expense for our pension plans by $0.5 million for the year.
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
During 2018, we conducted a mortality experience study and, with the assistance of our third-party actuary, adopted new company-specific mortality tables used in measuring our pension obligations as of May 27, 2018. In addition, we incorporated a revised mortality improvement scale to be used with the new company-specific mortality tables that reflects the mortality improvement inherent in these tables.
We also provide certain postretirement health care benefits. We recognized postretirement benefit expense (benefit) of $0.7 million, $(1.2) million, and $0.2 million in fiscal 2018, 2017, and 2016, respectively. We reflected liabilities of $118.2 million and $156.9 million in our balance sheets as of May 27, 2018 and May 28, 2017, respectively. We anticipate contributing approximately $16.2 million to our postretirement health care plans in fiscal 2019.
The postretirement benefit expense and obligation are also dependent on our assumptions used for the actuarially determined amounts. These assumptions include discount rates (discussed above), health care cost trend rates, inflation rates, retirement rates, mortality rates (also discussed above), and other factors. The health care cost trend assumptions are developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends. Assumed inflation rates are based on an evaluation of external market indicators. Retirement and mortality rates are based primarily on actual plan experience. The discount rate we selected for determination of postretirement expense was 3.33% for fiscal 2018, 3.18% for fiscal 2017, and 3.50% for fiscal 2016. We have selected a weighted-average discount rate of 3.81% for determination of postretirement expense for fiscal 2019. A 25 basis point increase/decrease in our discount rate assumption as of the beginning of fiscal 2018 would not have resulted in a material change to postretirement expense for our plans. We have assumed the initial year increase in cost of health care to be 7.87%, with the trend rate decreasing to 4.5% by 2024. A one percentage point change in the assumed health care cost trend rate would have the following effects:

($ in millions)	One Percent Increase	One Percent Decrease
Effect on total service and interest cost	$0.3	$(0.3)
Effect on postretirement benefit obligation	3.9	(3.5)

We provide workers' compensation benefits to our employees. The measurement of the liability for our cost of providing these benefits is largely based upon actuarial analysis of costs. One significant assumption we make is the discount rate used to calculate the present value of our obligation. The weighted-average discount rate used at May 27, 2018 was 2.88%. A 25 basis point increase/decrease in the discount rate assumption would not have a material impact on workers' compensation expense or the liability.
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
Under the quantitative impairment test, the evaluation involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. Fair value is typically estimated using a discounted cash flow analysis, which requires us to estimate the future cash flows anticipated to be generated by the reporting unit being tested for impairment as well as to select a risk-adjusted discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, we consider historical results adjusted to reflect current and anticipated operating conditions. We estimate cash flows for the reporting unit over a discrete period (typically four or five years) and the terminal period (considering expected long term growth rates and trends). Estimating future cash flows requires significant judgment by management in such areas as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. The use of different assumptions or estimates for future cash flows or significant changes in risk-adjusted discount rates due to changes in market conditions could produce substantially different estimates of the fair value of the reporting unit.
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
In the first quarter of fiscal 2017, in anticipation of the Spinoff, we changed our reporting segments. In accordance with applicable accounting guidance, we were required to determine new reporting units at a lower level (at the operating segment or one level lower, as applicable). When such a determination was made, we were required to perform a goodwill impairment analysis for each of the old and new reporting units.
We performed an assessment of impairment of goodwill for the new Canadian reporting unit within the new International reporting segment. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans and future industry and economic conditions. We estimated the future cash flows of the Canadian reporting unit and calculated the net present value of those estimated cash flows using a risk adjusted discount rate in order to estimate the fair value of each reporting unit from the perspective of a market participant. We used discount rates and terminal growth rates of 7.5% and 2%, respectively, to calculate the present value of estimated future cash flows. We then compared the estimated fair value of the reporting unit to the historical carrying value (including allocated assets and liabilities of certain shared and Corporate functions), and determined that the fair value of the reporting unit was less than the carrying value in the first quarter of fiscal 2017. With the assistance of a third-party valuation specialist, we estimated the fair value of the assets and liabilities of this reporting unit in order to determine the implied fair value of goodwill. We recognized an impairment charge for the difference between the implied fair value of goodwill and the carrying value of goodwill. Accordingly, during the first quarter of fiscal 2017, we recorded charges totaling $139.2 million for the impairment of goodwill. The remaining goodwill balance of the Canadian reporting unit as of May 27, 2018 was $37.6 million.
As part of the assessment of the fair value of each asset and liability within the Canadian reporting unit, with the assistance of the third-party valuation specialist, we estimated the fair value of a Canadian brand to be less than its carrying value. In accordance with applicable accounting guidance, we recognized an impairment charge of $24.4 million to write down the intangible asset to its estimated fair value.
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
During the fourth quarter of fiscal 2017, in conjunction with our annual impairment testing, we adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment. As a result of further deterioration in forecasted sales and profits, we performed an additional assessment of impairment of goodwill for the new Mexican reporting unit. We used discount rates and terminal growth rates of 9.0% and 3.0%, respectively, to calculate the present value of estimated future cash flows. We then compared the estimated fair value of the reporting unit to the historical carrying value (including allocated assets and liabilities of certain shared and Corporate functions), and determined that the fair value of the reporting unit was less than the carrying value in the fourth quarter of fiscal 2017. With the assistance of a third-party valuation specialist, we estimated the fair value of the reporting unit. We recognized an impairment charge of $15.8 million, equal to the difference between the carrying value and estimated fair value of the reporting unit. The remaining goodwill balance of the Mexican reporting unit as of May 27, 2018 was $118.5 million.
In fiscal 2018, we elected to perform a quantitative impairment test for indefinite lived intangibles. During fiscal 2018, we recognized impairment charges of $4.0 million for our HK Anderson®, Red Fork®, and Salpica® brands in our Grocery & Snacks segment. We also recognized an impairment charge of $0.8 million for our Aylmer® brand in our International segment.
In fiscal 2017, we elected to perform a quantitative impairment test for indefinite lived intangibles. During fiscal 2017, we recognized impairment charges of $7.1 million for our Del Monte® brand and $5.5 million for our Aylmer® brand in our International segment. We also recognized impairment charges of $67.1 million for our Chef Boyardee® brand and $1.1 million for our Fiddle Faddle® brand in our Grocery & Snacks segment.
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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP. On July 9, 2015, the FASB deferred the effective date of the new revenue recognition standard by one year. The updated standard is effective for fiscal years beginning after December 15, 2017. Based on the FASB's ASU, we will apply the new revenue standard in our fiscal year 2019. Entities will have the option to adopt the ASU using either the full retrospective or modified retrospective transition method. We have concluded our assessment of the new standard and will be adopting the provisions of the ASU utilizing the modified retrospective transition method. The adoption of ASU 2014-09 will not have a material impact on our consolidated financial statements.
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
In March 2017, the FASB issued ASU 2017-07, Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires companies to present the service cost component of net benefit cost in the same line items in which they report compensation cost. Companies will present all other components of net benefit cost outside a subtotal of operating income, if presented, or disclosed separately. Also, only the service cost component may be eligible for capitalization where applicable. The amendments in this ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively for the capitalization of service cost components. The effective date for the standard is for fiscal years beginning after December 15, 2017. We will adopt ASU 2017-07 in our fiscal 2019. The estimated impact is a reclassification of a benefit of $80.4 million, a benefit of $55.2 million, and a charge of $303.8 million to non-operating income (expense) for fiscal 2018, 2017, and 2016, respectively.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP. The amendments in this update better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The effective date for the standard is for fiscal years beginning after December 15, 2018. Early adoption is permitted. We plan to early adopt this ASU at the beginning of our fiscal 2019. We do not expect ASU 2017-12 to have a material impact to our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The principal market risks affecting us during fiscal 2018 and 2017 were exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.

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
As of May 27, 2018 and May 28, 2017, the fair value of our long-term debt (including current installments) was estimated at $3.76 billion and $3.32 billion, respectively, based on current market rates. As of May 27, 2018 and May 28, 2017, a 1% increase in interest rates would decrease the fair value of our fixed rate debt by approximately $168.1 million and $197.8 million, respectively, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $185.7 million and $219.4 million, respectively.
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
Value-at-Risk (VaR)
We employ various tools to monitor our derivative risk, including value-at-risk ("VaR") models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95% confidence level. Accordingly, in any given one day time period, losses greater than the amounts included in the table below are expected to occur only 5% of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, and foreign exchange positions (including discontinued operations) for fiscal 2018 and 2017.

	Fair Value Impact
In Millions	Average During the Fiscal Year Ended May 27, 2018	Average During the Fiscal Year Ended May 28, 2017
Processing Activities
Energy commodities	$0.2	$0.4
Agriculture commodities	0.4	0.5
Foreign exchange	0.7	0.3

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Conagra Brands, Inc. and Subsidiaries
Consolidated Statements of Operations
(in millions, except per share amounts)

	For the Fiscal Years Ended May
	2018	2017	2016
Net sales	$7,938.3	$7,826.9	$8,664.1
Costs and expenses:
Cost of goods sold	5,586.8	5,484.8	6,234.9
Selling, general and administrative expenses	1,318.0	1,417.1	2,024.6
Interest expense, net	158.7	195.5	295.8
Income from continuing operations before income taxes and equity method investment earnings	874.8	729.5	108.8
Income tax expense	174.6	254.7	46.4
Equity method investment earnings	97.3	71.2	66.1
Income from continuing operations	797.5	546.0	128.5
Income (loss) from discontinued operations, net of tax	14.3	102.0	(794.4)
Net income (loss)	$811.8	$648.0	$(665.9)
Less: Net income attributable to noncontrolling interests	3.4	8.7	11.1
Net income (loss) attributable to Conagra Brands, Inc.	$808.4	$639.3	$(677.0)
Earnings (loss) per share — basic
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$1.97	$1.26	$0.29
Income (loss) from discontinued operations attributable to Conagra Brands, Inc. common stockholders	0.03	0.22	(1.86)
Net income (loss) attributable to Conagra Brands, Inc. common stockholders	$2.00	$1.48	$(1.57)
Earnings (loss) per share — diluted
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$1.95	$1.25	$0.29
Income (loss) from discontinued operations attributable to Conagra Brands, Inc. common stockholders	0.03	0.21	(1.85)
Net income (loss) attributable to Conagra Brands, Inc. common stockholders	$1.98	$1.46	$(1.56)
The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	For the Fiscal Years Ended May
	2018			2017			2016
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income (loss)	$972.3	$(160.5)	$811.8	$989.2	$(341.2)	$648.0	$(1,033.6)	$367.7	$(665.9)
Other comprehensive income (loss):
Derivative adjustments:
Unrealized derivative adjustments	2.9	(0.9)	2.0	(1.0)	0.4	(0.6)	—	—	—
Reclassification for derivative adjustments included in net income	0.1	—	0.1	(0.2)	0.1	(0.1)	(2.1)	0.8	(1.3)
Unrealized gains on available-for-sale securities	1.1	(0.3)	0.8	0.5	(0.2)	0.3	0.1	—	0.1
Currency translation adjustment:
Unrealized currency translation gains (losses)	0.8	(0.1)	0.7	(13.6)	0.2	(13.4)	(58.9)	—	(58.9)
Reclassification for currency translation losses included in net income	—	—	—	—	—	—	73.4	—	73.4
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	157.3	(45.0)	112.3	209.2	(80.6)	128.6	(37.7)	14.8	(22.9)
Reclassification for pension and post-employment benefit obligations included in net income	0.9	(0.2)	0.7	10.4	(4.0)	6.4	(14.5)	4.9	(9.6)
Comprehensive income (loss)	1,135.4	(207.0)	928.4	1,194.5	(425.3)	769.2	(1,073.3)	388.2	(685.1)
Comprehensive income attributable to noncontrolling interests	0.7	(1.2)	(0.5)	12.6	(0.7)	11.9	7.8	(0.9)	6.9
Comprehensive income (loss) attributable to Conagra Brands, Inc.	$1,134.7	$(205.8)	$928.9	$1,181.9	$(424.6)	$757.3	$(1,081.1)	$389.1	$(692.0)
The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	May 27, 2018	May 28, 2017
ASSETS
Current assets
Cash and cash equivalents	$128.0	$251.4
Receivables, less allowance for doubtful accounts of $2.0 and $3.1	582.6	563.4
Inventories	997.1	927.9
Prepaid expenses and other current assets	186.8	228.7
Current assets held for sale	44.4	41.8
Total current assets	1,938.9	2,013.2
Property, plant and equipment
Land and land improvements	108.6	103.2
Buildings, machinery and equipment	3,238.8	3,140.9
Furniture, fixtures, office equipment and other	628.9	724.2
Construction in progress	85.9	124.9
	4,062.2	4,093.2
Less accumulated depreciation	(2,442.1)	(2,460.1)
Property, plant and equipment, net	1,620.1	1,633.1
Goodwill	4,502.5	4,295.3
Brands, trademarks and other intangibles, net	1,284.5	1,223.7
Other assets	906.3	790.6
Noncurrent assets held for sale	137.2	140.4
	$10,389.5	$10,096.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$277.3	$28.2
Current installments of long-term debt	307.0	199.0
Accounts payable	915.1	773.1
Accrued payroll	163.9	167.6
Other accrued liabilities	672.9	552.6
Total current liabilities	2,336.2	1,720.5
Senior long-term debt, excluding current installments	3,035.6	2,573.3
Subordinated debt	195.9	195.9
Other noncurrent liabilities	1,065.2	1,528.8
Total liabilities	6,632.9	6,018.5
Commitments and contingencies (Note 17)
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,907,172	2,839.7	2,839.7
Additional paid-in capital	1,180.0	1,171.9
Retained earnings	4,744.9	4,247.0
Accumulated other comprehensive loss	(110.5)	(212.9)
Less treasury stock, at cost, 177,078,193 and 151,387,209 common shares	(4,977.9)	(4,054.9)
Total Conagra Brands, Inc. common stockholders' equity	3,676.2	3,990.8
Noncontrolling interests	80.4	87.0
Total stockholders' equity	3,756.6	4,077.8
	$10,389.5	$10,096.3
The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries
Consolidated Statements of Common Stockholders' Equity
(in millions)

	Conagra Brands, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 31, 2015	567.9	$2,839.7	$1,049.4	$4,331.1	$(329.5)	$(3,364.7)	$84.0	$4,610.0
Stock option and incentive plans			91.7	(1.2)		228.5		319.0
Currency translation adjustment					18.7		(4.2)	14.5
Unrealized gain on securities					0.1			0.1
Derivative adjustment, net of reclassification adjustment					(1.3)			(1.3)
Activities of noncontrolling interests			(4.8)				1.4	(3.4)
Pension and postretirement healthcare benefits					(32.5)			(32.5)
Dividends declared on common stock; $1.00 per share				(434.6)				(434.6)
Net loss attributable to Conagra Brands, Inc.				(677.0)				(677.0)
Balance at May 29, 2016	567.9	2,839.7	1,136.3	3,218.3	(344.5)	(3,136.2)	81.2	3,794.8
Stock option and incentive plans			36.4	(1.3)		81.3		116.4
Adoption of ASU 2016-09				(3.9)				(3.9)
Spinoff of Lamb Weston				783.3	13.6			796.9
Currency translation adjustment, net					(16.6)		3.2	(13.4)
Repurchase of common shares						(1,000.0)		(1,000.0)
Unrealized gain on securities					0.3			0.3
Derivative adjustment, net of reclassification adjustment					(0.7)			(0.7)
Activities of noncontrolling interests			(0.8)				2.6	1.8
Pension and postretirement healthcare benefits					135.0			135.0
Dividends declared on common stock; $0.90 per share				(388.7)				(388.7)
Net income attributable to Conagra Brands, Inc.				639.3				639.3
Balance at May 28, 2017	567.9	2,839.7	1,171.9	4,247.0	(212.9)	(4,054.9)	87.0	4,077.8
Stock option and incentive plans			10.0	(0.8)		44.3	0.2	53.7
Spinoff of Lamb Weston				14.8				14.8
Adoption of ASU 2018-02				17.4	(17.4)			—
Currency translation adjustment, net					4.6		(3.9)	0.7
Repurchase of common shares						(967.3)		(967.3)
Unrealized gain on securities					0.8			0.8
Derivative adjustment, net of reclassification adjustment					2.1			2.1
Activities of noncontrolling interests			(1.9)		(0.7)		(2.9)	(5.5)
Pension and postretirement healthcare benefits					113.0			113.0
Dividends declared on common stock; $0.85 per share				(341.9)				(341.9)
Net income attributable to Conagra Brands, Inc.				808.4				808.4
Balance at May 27, 2018	567.9	$2,839.7	$1,180.0	$4,744.9	$(110.5)	$(4,977.9)	$80.4	$3,756.6
The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	For the Fiscal Years Ended May
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$811.8	$648.0	$(665.9)
Income (loss) from discontinued operations	14.3	102.0	(794.4)
Income from continuing operations	797.5	546.0	128.5
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	257.0	268.0	278.5
Asset impairment charges	14.7	343.3	62.6
Gain on divestitures	—	(197.4)	—
Lease cancellation expense	48.2	—	55.6
Loss on extinguishment of debt	—	93.3	23.9
Significant litigation accruals	151.0	—	—
Earnings of affiliates in excess of distributions	(34.8)	(3.0)	(25.7)
Stock-settled share-based payments expense	37.9	36.1	41.8
Contributions to pension plans	(312.6)	(163.0)	(11.5)
Pension expense (benefit)	(56.1)	(21.4)	358.1
Other items	(34.0)	39.9	53.6
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Receivables	(4.7)	104.7	(156.8)
Inventories	(62.8)	123.3	66.1
Deferred income taxes and income taxes payable, net	10.5	52.3	(264.9)
Prepaid expenses and other current assets	3.2	15.0	10.8
Accounts payable	144.9	71.0	(118.3)
Accrued payroll	(8.0)	(52.4)	68.9
Other accrued liabilities	(32.2)	(114.9)	54.3
Net cash flows from operating activities - continuing operations	919.7	1,140.8	625.5
Net cash flows from operating activities - discontinued operations	34.5	34.7	633.7
Net cash flows from operating activities	954.2	1,175.5	1,259.2
Cash flows from investing activities:
Additions to property, plant and equipment	(251.6)	(242.1)	(277.5)
Sale of property, plant and equipment	8.0	13.2	35.7
Proceeds from divestitures	—	489.0	—
Purchase of business and intangible assets	(337.1)	(325.7)	(10.4)
Other items	4.5	—	0.3
Net cash flows from investing activities - continuing operations	(576.2)	(65.6)	(251.9)
Net cash flows from investing activities - discontinued operations	—	(123.7)	2,379.3
Net cash flows from investing activities	(576.2)	(189.3)	2,127.4
Cash flows from financing activities:
Net short-term borrowings	249.1	14.3	9.5
Issuance of long-term debt, net of debt issuance costs	797.0	—	—
Repayment of long-term debt	(242.3)	(1,064.5)	(2,523.2)
Payment of intangible asset financing arrangement	(14.4)	(14.9)	—
Repurchase of Conagra Brands, Inc. common shares	(967.3)	(1,000.0)	—
Sale of Conagra Brands, Inc. common shares	—	—	8.6
Cash dividends paid	(342.3)	(415.0)	(432.5)
Exercise of stock options and issuance of other stock awards, including tax withholdings	14.9	73.8	208.4
Other items	(1.6)	(1.9)	—
Net cash flows from financing activities - continuing operations	(506.9)	(2,408.2)	(2,729.2)
Net cash flows from financing activities - discontinued operations	—	839.1	(4.0)
Net cash flows from financing activities	(506.9)	(1,569.1)	(2,733.2)
Effect of exchange rate changes on cash and cash equivalents	5.5	(0.2)	(2.0)
Net change in cash and cash equivalents	(123.4)	(583.1)	651.4
Add: Cash balance included in assets held for sale and discontinued operations at beginning of period	—	36.4	49.0
Less: Cash balance included in assets held for sale and discontinued operations at end of period	—	—	36.4
Cash and cash equivalents at beginning of year	251.4	798.1	134.1
Cash and cash equivalents at end of year	$128.0	$251.4	$798.1
The accompanying Notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions, except per share amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year — The fiscal year of Conagra Brands, Inc. ("Conagra Brands", "Company", "we", "us", or "our") ends the last Sunday in May. The fiscal years for the consolidated financial statements presented consist of 52-week periods for fiscal years 2018, 2017, and 2016.
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
On November 9, 2016, we completed the spinoff of Lamb Weston Holdings, Inc. ("Lamb Weston") through a distribution of 100% of our interest in Lamb Weston to holders of shares of our common stock as of November 1, 2016 (the "Spinoff"). In accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), the results of operations of the Lamb Weston operations are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented (see Note 6 for additional discussion).
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
Receivables — Receivables from customers generally do not bear interest. Terms and collection vary by location and channel. The allowance for doubtful accounts represents our estimate of probable non-payments and credit losses in our existing receivables, as determined based on a review of past due balances and other specific account data. Account balances are written off against the allowance when we deem them uncollectible.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

The following table details the balances of our allowance for doubtful accounts and changes therein:

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Other		Deductions from Reserves		Balance at Close of Period
Year ended May 27, 2018	$3.1	0.8	—		1.9	(2)	$2.0
Year ended May 28, 2017	$3.2	1.0	—		1.1	(2)	$3.1
Year ended May 29, 2016	$3.0	1.1	(0.1)	(1)	0.8	(2)	$3.2

(1)	Primarily translation incurred during fiscal 2016.

(2)	Bad debts charged off and adjustments to previous reserves, less recoveries.
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
We review property, plant and equipment for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Recoverability of an asset considered "held-and-used" is determined by comparing the carrying amount of the asset to the undiscounted net cash flows expected to be generated from the use of the asset. If the carrying amount is greater than the undiscounted net cash flows expected to be generated by the asset, the asset's carrying amount is reduced to its estimated fair value. An asset considered "held-for-sale" is reported at the lower of the asset's carrying amount or fair value.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

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
In fiscal 2018, 2017, and 2016 we elected to perform a quantitative impairment test for other intangible assets not subject to amortization. The estimates of fair value of intangible assets not subject to amortization are determined using a "relief from royalty" methodology, which is used in estimating the fair value of our brands/trademarks. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash flows generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates.
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
Refer to Note 9 for discussion of the impairment charges related to goodwill and intangible assets in fiscal 2018, 2017, and 2016.
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
We recognize changes in the fair value of pension plan assets and net actuarial gains or losses in excess of 10% of the greater of the market-related value of plan assets or the plan's projected benefit obligation (the "corridor") in current period expense annually as of our measurement date, which is our fiscal year-end, or when measurement is required otherwise under generally accepted accounting principles.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

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
Marketing Costs — We promote our products with advertising, consumer incentives, and trade promotions. Such programs include, but are not limited to, discounts, coupons, rebates, and volume-based incentives. Advertising costs are expensed as incurred. Consumer incentives and trade promotion activities are recorded as a reduction of revenue or as a component of cost of goods sold based on amounts estimated as being due to customers and consumers at the end of the period, based principally on historical utilization and redemption rates. Advertising and promotion expenses totaled $278.6 million, $328.3 million, and $347.2 million in fiscal 2018, 2017, and 2016, respectively, and are included in selling, general and administrative ("SG&A") expenses.
Research and Development — We incurred expenses of $47.3 million, $44.6 million, and $59.6 million for research and development activities in fiscal 2018, 2017, and 2016, respectively.
Comprehensive Income — Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and changes in prior service cost and net actuarial gains (losses) from pension (for amounts not in excess of the 10% "corridor") and postretirement health care plans. On foreign investments we deem to be essentially permanent in nature, we do not provide for taxes on currency translation adjustments arising from converting an investment denominated in a foreign currency to U.S. dollars. When we determine that a foreign investment, as well as undistributed earnings, are no longer permanent in nature, estimated taxes will be provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments.
The following table details the accumulated balances for each component of other comprehensive income (loss), net of tax:

	2018	2017	2016
Currency translation losses, net of reclassification adjustments	$(94.7)	$(98.6)	$(95.2)
Derivative adjustments, net of reclassification adjustments	1.0	(1.1)	(0.4)
Unrealized gains (losses) on available-for-sale securities	0.6	(0.3)	(0.6)
Pension and post-employment benefit obligations, net of reclassification adjustments	(17.4)	(112.9)	(248.3)
Accumulated other comprehensive loss [1]	$(110.5)	$(212.9)	$(344.5)
1 Net of stranded tax effects from change in tax rate as a result of the early adoption of ASU 2018-02 in the amount of $17.4 million which has been reclassified to retained earnings.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

The following table summarizes the reclassifications from accumulated other comprehensive loss into income (loss):

				Affected Line Item in the Consolidated Statement of Operations[1]
	2018	2017	2016
Net derivative adjustment, net of tax:
Cash flow hedges	$0.1	$(0.2)	$(2.1)	Interest expense, net
	0.1	(0.2)	(2.1)	Total before tax
	—	0.1	0.8	Income tax expense
	$0.1	$(0.1)	$(1.3)	Net of tax
Amortization of pension and postretirement healthcare liabilities:
Net prior service benefit	$(0.4)	$(3.9)	$(5.1)	Selling, general and administrative expenses
Divestiture of Private Brands	—	—	(4.3)	Income (loss) from discontinued operations, net of tax
Pension settlement of equity method investee	—	—	(5.2)	Equity method investment earnings
Pension settlement	1.3	13.8	—	Selling, general and administrative expenses
Net actuarial loss	—	0.5	0.1	Selling, general and administrative expenses
	0.9	10.4	(14.5)	Total before tax
	(0.2)	(4.0)	4.9	Income tax expense
	$0.7	$6.4	$(9.6)	Net of tax
Currency translation losses	$—	$—	$73.4	Income (loss) from discontinued operations, net of tax
	—	—	73.4	Total before tax
	—	—	—	Income tax expense
	$—	$—	$73.4	Net of tax
1 Amounts in parentheses indicate income recognized in the Consolidated Statements of Operations.
Foreign Currency Transaction Gains and Losses — We recognized net foreign currency transaction losses from continuing operations of $1.4 million, $1.5 million, and $5.1 million in fiscal 2018, 2017, and 2016, respectively, in SG&A expenses.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

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
Recently Issued Accounting Standards — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP. On July 9, 2015, the FASB deferred the effective date of the new revenue recognition standard by one year. The updated standard is effective for fiscal years beginning after December 15, 2017. Based on the FASB's ASU, we will apply the new revenue standard in our fiscal year 2019. Early adoption in our fiscal year 2018 is permitted. Entities will have the option to adopt the ASU using either the full retrospective or modified retrospective transition method. We have concluded our assessment of the new standard and will be adopting the provisions of the ASU utilizing the modified retrospective transition method. The adoption of ASU 2014-09 will not have a material impact on our consolidated financial statements.
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
In March 2017, the FASB issued ASU 2017-07, Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires companies to present the service cost component of net benefit cost in the same line items in which they report compensation cost. Companies will present all other components of net benefit cost outside a subtotal of operating income, if presented, or disclosed separately. Also, only the service cost component may be eligible for capitalization where applicable. The amendments in this ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively for the capitalization of service cost components. The effective date for the standard is for fiscal years beginning after December 15, 2017. We will adopt ASU 2017-07 in our fiscal 2019. The estimated impact is a reclassification of a benefit of $80.4 million, a benefit of $55.2 million, and a charge of $303.8 million to non-operating income (expense) for fiscal 2018, 2017, and 2016, respectively.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP. The amendments in this update better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The effective date for the standard is for fiscal years beginning after December 15, 2018. Early adoption is permitted. We plan to early adopt this ASU at the beginning of our fiscal 2019. We do not expect ASU 2017-12 to have a material impact to our consolidated financial statements.

2. ACQUISITIONS
On June 26, 2018, subsequent to the end of fiscal 2018, we entered into a definitive merger agreement with Pinnacle Foods Inc. ("Pinnacle") under which we will acquire all outstanding shares of Pinnacle common stock in a cash and stock transaction valued at approximately $10.9 billion, including Pinnacle's outstanding net debt. Under the terms of the transaction, Pinnacle shareholders will receive $43.11 per share in cash and 0.6494 shares of our common stock for each share of Pinnacle. The implied price of $68.00 per Pinnacle share is based on the volume-weighted average price of our stock for the five days ended June 21, 2018. The planned acquisition is expected to close by the end of calendar 2018 and remains subject to the approval of Pinnacle shareholders, the receipt of regulatory approvals, and other customary closing conditions.
In February 2018, we acquired the Sandwich Bros. of Wisconsin® business, maker of frozen breakfast and entree flatbread pocket sandwiches, for a cash purchase price of $87.3 million, net of cash acquired, including working capital adjustments. Approximately $57.8 million has been classified as goodwill pending determination of the final purchase price allocation, and $9.7 million and $7.1 million have been classified as non-amortizing and amortizing intangible assets, respectively. The amount allocated to goodwill is deductible for tax purposes. The business is included in the Refrigerated & Frozen segment.
In October 2017, we acquired Angie's Artisan Treats, LLC, maker of Angie's® BOOMCHICKAPOP® ready-to-eat popcorn, for a cash purchase price of $249.8 million, net of cash acquired, including working capital adjustments. Approximately $155.2 million has been classified as goodwill pending determination of the final purchase price allocation, of which $95.4 million is deductible for income tax purposes. Approximately $73.8 million and $10.3 million of the purchase price have been allocated to non-amortizing and amortizing intangible assets, respectively. The business is primarily included in the Grocery & Snacks segment.
In April 2017, we acquired protein-based snacking businesses Thanasi Foods LLC, maker of Duke’s® meat snacks, and BIGS LLC, maker of BIGS® seeds, for $217.6 million, net of cash acquired, including working capital adjustments. Approximately $133.3 million has been classified as goodwill, of which $70.5 million is deductible for income tax purposes. Approximately $65.1 million and $16.1 million of the purchase price have been allocated to non-amortizing and amortizing intangible assets, respectively. These businesses are primarily included in the Grocery & Snacks segment.
In September 2016, we acquired the operating assets of Frontera Foods, Inc. and Red Fork LLC, including the Frontera®, Red Fork®, and Salpica® brands. These businesses make authentic, gourmet Mexican food products and contemporary American cooking sauces. We acquired the business for $108.1 million, net of cash acquired, including working capital adjustments. Approximately $39.5 million has been classified as goodwill and $59.5 million and $7.2 million have been classified as non-amortizing and amortizing intangible assets, respectively. The amount allocated to goodwill is deductible for tax purposes. These businesses are reflected principally within the Grocery & Snacks segment, and to a lesser extent within the Refrigerated & Frozen and International segments.
These acquisitions collectively contributed $214.3 million and $36.5 million to net sales during fiscal 2018 and 2017, respectively.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
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
Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions initiated through the end of fiscal 2018, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of May 27, 2018, our Board of Directors has approved the incurrence of up to $900.9 million of expenses in connection with the SCAE Plan, including expenses allocated for the Private Brands and Lamb Weston operations. We have incurred or expect to incur approximately $471.6 million of charges ($322.1 million of cash charges and $149.5 million of non-cash charges) for actions identified to date under the SCAE Plan related to our continuing operations. We recognized charges of $38.0 million, $63.6 million, and $281.8 million in relation to the SCAE Plan related to our continuing operations in fiscal 2018, 2017, and 2016, respectively. We expect to incur costs related to the SCAE Plan over a multi-year period.
We anticipate that we will recognize the following pre-tax expenses in association with the SCAE Plan related to our continuing operations (amounts include charges recognized from plan inception to May 27, 2018):

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Corporate	Total
Pension costs	$33.4	$1.5	$—	$—	$—	$34.9
Accelerated depreciation	37.0	18.6	—	—	1.2	56.8
Other cost of goods sold	11.9	2.1	—	—	—	14.0
Total cost of goods sold	82.3	22.2	—	—	1.2	105.7
Severance and related costs, net	27.5	10.3	3.7	7.9	102.6	152.0
Fixed asset impairment (net of gains on disposal)	6.1	6.9	—	—	11.2	24.2
Accelerated depreciation	—	—	—	—	4.1	4.1
Contract/lease cancellation expenses	1.0	0.6	0.9	—	84.4	86.9
Consulting/professional fees	1.0	0.4	0.1	—	54.0	55.5
Other selling, general and administrative expenses	16.4	3.3	—	—	23.5	43.2
Total selling, general and administrative expenses	52.0	21.5	4.7	7.9	279.8	365.9
Consolidated total	$134.3	$43.7	$4.7	$7.9	$281.0	$471.6

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

During fiscal 2018, we recognized the following pre-tax expenses for the SCAE Plan related to our continuing operations:

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Pension costs	$0.5	$—	$—	$—	$0.5
Accelerated depreciation	2.0	—	—	—	2.0
Other cost of goods sold	5.3	—	—	—	5.3
Total cost of goods sold	7.8	—	—	—	7.8
Severance and related costs, net	2.6	—	1.2	0.7	4.5
Fixed asset impairment (net of gains on disposal)	(1.2)	—	—	4.4	3.2
Accelerated depreciation	—	—	—	1.5	1.5
Contract/lease cancellation expenses	0.2	—	0.3	13.0	13.5
Consulting/professional fees	0.1	—	—	1.0	1.1
Other selling, general and administrative expenses	4.6	0.1	—	1.7	6.4
Total selling, general and administrative expenses	6.3	0.1	1.5	22.3	30.2
Consolidated total	$14.1	$0.1	$1.5	$22.3	$38.0
Included in the above table are $30.6 million of charges that have resulted or will result in cash outflows and $7.4 million in non-cash charges.
We recognized the following cumulative (plan inception to May 27, 2018) pre-tax expenses for the SCAE Plan related to our continuing operations in our Consolidated Statements of Operations:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Corporate	Total
Pension costs	$33.4	$1.5	$—	$—	$—	$34.9
Accelerated depreciation	33.0	18.6	—	—	1.2	52.8
Other cost of goods sold	10.3	2.1	—	—	—	12.4
Total cost of goods sold	76.7	22.2	—	—	1.2	100.1
Severance and related costs, net	26.5	10.3	3.7	7.9	102.2	150.6
Fixed asset impairment (net of gains on disposal)	6.1	6.9	—	—	11.2	24.2
Accelerated depreciation	—	—	—	—	4.1	4.1
Contract/lease cancellation expenses	1.0	0.6	0.9	—	84.3	86.8
Consulting/professional fees	1.0	0.4	0.1	—	52.2	53.7
Other selling, general and administrative expenses	15.8	3.3	—	—	21.7	40.8
Total selling, general and administrative expenses	50.4	21.5	4.7	7.9	275.7	360.2
Consolidated total	$127.1	$43.7	$4.7	$7.9	$276.9	$460.3
Included in the above results are $316.1 million of charges that have resulted or will result in cash outflows and $144.2 million in non-cash charges. Not included in the above table are $130.2 million of pre-tax expenses ($84.5 million of cash charges and $45.7 million of non-cash charges) related to the Private Brands operations which we sold in the third quarter of fiscal 2016 and $2.1 million of pre-tax expenses (all resulting in cash charges) related to Lamb Weston.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

Liabilities recorded for the SCAE Plan related to our continuing operations and changes therein for fiscal 2018 were as follows:

	Balance at May 28, 2017	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at May 27, 2018
Pension costs	$31.8	$—	$—	$0.5	$32.3
Severance and related costs	13.8	5.7	(12.0)	(1.2)	6.3
Consulting/professional fees	0.6	1.1	(1.6)	—	0.1
Contract/lease cancellation	11.6	13.7	(20.2)	(0.2)	4.9
Other costs	1.9	11.0	(12.7)	—	0.2
Total	$59.7	$31.5	$(46.5)	$(0.9)	$43.8

4. LONG-TERM DEBT

	May 27, 2018	May 28, 2017
4.65% senior debt due January 2043	$176.7	$176.7
6.625% senior debt due August 2039	91.4	91.4
8.25% senior debt due September 2030	300.0	300.0
7.0% senior debt due October 2028	382.2	382.2
6.7% senior debt due August 2027	9.2	9.2
7.125% senior debt due October 2026	262.5	262.5
3.2% senior debt due January 2023	837.0	837.0
3.25% senior debt due September 2022	250.0	250.0
9.75% subordinated debt due March 2021	195.9	195.9
LIBOR plus 0.50% senior debt due October 2020	500.0	—
4.95% senior debt due August 2020	126.6	126.6
LIBOR plus 0.75% term loan due February 2019	300.0	—
2.1% senior debt due March 2018	—	70.0
1.9% senior debt due January 2018	—	119.6
2.00% to 9.59% lease financing obligations due on various dates through 2033	94.7	131.2
Other indebtedness	0.2	0.2
Total face value of debt	3,526.4	2,952.5
Unamortized fair value adjustment	27.6	30.8
Unamortized discounts	(5.8)	(6.4)
Unamortized debt issuance costs	(11.3)	(10.9)
Adjustment due to hedging activity	1.6	2.2
Less current installments	(307.0)	(199.0)
Total long-term debt	$3,231.5	$2,769.2

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years following May 27, 2018, are as follows:

2019	$307.1
2020	6.7
2021	829.4
2022	6.9
2023	1,093.6
During the fourth quarter of fiscal 2018, we repaid the remaining principal balance of $70.0 million of our 2.1% senior notes on the maturity date of March 15, 2018.
During the third quarter of fiscal 2018, we entered into a term loan agreement (the "Term Loan Agreement") with a financial institution. The Term Loan Agreement provides for term loans to the Company in an aggregate principal amount not in excess of $300.0 million. During the fourth quarter of fiscal 2018, we borrowed the full amount of the $300.0 million provided for under the Term Loan Agreement. The Term Loan Agreement matures on February 26, 2019. The term loan bears interest at a rate equal to three-month LIBOR plus 0.75% per annum and is fully prepayable without penalty.
During the third quarter of fiscal 2018, we repaid the remaining principal balance of $119.6 million of our 1.9% senior notes on the maturity date of January 25, 2018.
During the third quarter of fiscal 2018, we repaid the remaining capital lease liability balance of $28.5 million in connection with the early exit of an unfavorable lease contract (see Note 8).
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
See Note 6 for repayment of senior notes issued by Ralcorp Holdings, Inc. ("Ralcorp") in an aggregate principal amount of $33.9 million in the third quarter of fiscal 2016.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

During the second quarter of fiscal 2016, we repaid the entire principal balance of $250.0 million of our 1.35% senior notes on the maturity date of September 10, 2015.
Our most restrictive debt agreements (the Facility (as defined in Note 5) and the Term Loan Agreement) generally require our ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense to be not less than 3.0 to 1.0 and our ratio of funded debt to EBITDA to be not greater than 3.75 to 1.0 (provided that such ratio may be increased at the option of the Company in connection with a material transaction), with each ratio to be calculated on a rolling four-quarter basis. As of May 27, 2018, we were in compliance with all financial covenants.
Net interest expense consists of:

	2018	2017	2016
Long-term debt	$161.2	$203.6	$302.9
Short-term debt	4.8	0.6	1.9
Interest income	(3.8)	(3.7)	(1.2)
Interest capitalized	(3.5)	(5.0)	(7.8)
	$158.7	$195.5	$295.8
Interest paid from continuing operations was $164.5 million, $223.7 million, and $322.0 million in fiscal 2018, 2017, and 2016, respectively.
In connection with the planned acquisition of Pinnacle (see Note 2), we have secured $9.0 billion in fully committed bridge financing from affiliates of Goldman Sachs Group, Inc. The commitments under the committed bridge financing were subsequently reduced by the amounts of a term loan agreement we entered into on July 11, 2018 with a syndicate of financial institutions providing for term loans to us in an aggregate principal amount of up to $1.3 billion. The term loan agreement generally requires our ratio of EBITDA to interest expense to be not less than 3.0 to 1.0 and our ratio of funded debt to EBITDA to not exceed certain specified levels, with each ratio to be calculated on a rolling four-quarter basis. The funding under the term loan agreement is anticipated to occur simultaneously with the closing date of the acquisition. In connection with the acquisition, we expect to incur an aggregate of up to $8.3 billion of long-term debt, including for the payment of the cash portion of the merger consideration, the repayment of Pinnacle debt, the refinancing of certain Conagra debt, and the payment of related fees and expenses. The permanent financing is also expected to include approximately $600 million of incremental cash proceeds from the issuance of equity and/or divestitures.

5. CREDIT FACILITIES AND BORROWINGS

At May 27, 2018, we had a revolving credit facility (the "Facility") with a syndicate of financial institutions that provides for a maximum aggregate principal amount outstanding at any one time of $1.25 billion (subject to increase to a maximum aggregate principal amount of $1.75 billion with the consent of the lenders). The Facility matures on February 16, 2022. As of May 27, 2018, there were no outstanding borrowings under the Facility.

The Facility contains events of default customary for unsecured investment grade credit facilities with corresponding grace periods. The Facility contains customary affirmative and negative covenants for unsecured investment grade credit facilities of this type. It generally requires our ratio of EBITDA to interest expense to be not less than 3.0 to 1.0 and our ratio of funded debt to EBITDA to be not greater than 3.75 to 1.0 (provided that such ratio may be increased at the option of the Company in connection with a material transaction), with each ratio to be calculated on a rolling four-quarter basis. As of May 27, 2018, we were in compliance with the Facility's financial covenants.

On July 11, 2018, subsequent to our fiscal year end, we entered into an amended and restated revolving credit agreement with a syndicate of financial institutions providing for a revolving credit facility in a maximum aggregate principal amount outstanding at any one time of $1.6 billion (subject to increase to a maximum aggregate principal amount of $2.1 billion).  It replaces the existing Facility and generally requires our ratio of EBITDA to interest expense to be not less than 3.0 to 1.0 and our ratio of funded debt to EBITDA to not exceed certain specified levels, with each ratio to be calculated on a rolling four-quarter basis.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

We finance our short-term liquidity needs with bank borrowings, commercial paper borrowings, and bankers' acceptances. As of May 27, 2018, we had $277.0 million outstanding under our commercial paper program at an average weighted interest rate of 2.08%. As of May 28, 2017, we had $26.2 million outstanding under our commercial paper program at an average weighted interest rate of 1.23%.

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
The summary comparative financial results of the Lamb Weston business through the date of the Spinoff, included within discontinued operations, were as follows:

	2018	2017	2016
Net sales	$—	$1,407.9	$2,975.0
Income (loss) from discontinued operations before income taxes and equity method investment earnings	$(0.3)	$172.3	$474.8
Income (loss) before income taxes and equity method investment earnings	(0.3)	172.3	474.8
Income tax expense (benefit)	(14.6)	87.5	178.9
Equity method investment earnings	—	15.9	71.7
Income from discontinued operations, net of tax	14.3	100.7	367.6
Less: Net income attributable to noncontrolling interests	—	6.8	9.2
Net income from discontinued operations attributable to Conagra Brands, Inc.	$14.3	$93.9	$358.4
During fiscal 2017, we incurred $74.8 million of expenses in connection with the Spinoff primarily related to professional fees and contract services associated with preparation of regulatory filings and separation activities. These expenses are reflected in income from discontinued operations. During fiscal 2018, a $14.5 million income tax benefit was recorded due to an adjustment of the estimated deductibility of these costs.
In connection with the Spinoff, total assets of $2.28 billion and total liabilities of $2.98 billion (including debt of $2.46 billion) were transferred to Lamb Weston. As part of the consideration for the Spinoff, the Company received a cash payment from Lamb Weston in the amount of $823.5 million. See Note 4 for discussion of the debt-for-debt exchange related to the Spinoff.
We entered into a transition services agreement in connection with the Lamb Weston Spinoff and recognized $2.2 million and $4.2 million of income for the performance of services during fiscal 2018 and 2017, respectively, classified within SG&A expenses.
Private Brands Operations
On February 1, 2016, pursuant to the Stock Purchase Agreement, dated as of November 1, 2015, we completed the disposition of our Private Brands operations to TreeHouse Foods, Inc. ("Treehouse") for $2.6 billion in cash on a debt-free basis.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
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
The summary comparative financial results of the Private Brands business, included within discontinued operations, were as follows:

	2018	2017	2016
Net sales	$—	$—	$2,490.6
Loss on sale of business	$—	$(1.6)	$—
Long-lived asset impairment charges	—	—	(1,923.0)
Income from operations of discontinued operations before income taxes	0.4	3.9	168.0
Income (loss) before income taxes and equity method investment earnings	0.4	2.3	(1,755.0)
Income tax expense (benefit)	0.5	(0.3)	(593.1)
Income (loss) from discontinued operations, net of tax	$(0.1)	$2.6	$(1,161.9)
We entered into a transition services agreement with TreeHouse and recognized $2.2 million, $16.9 million, and $8.3 million of income for the performance of services during fiscal 2018, 2017, and 2016, respectively, classified within SG&A expenses.
ConAgra Mills Operations
On May 29, 2014, the Company, Cargill, Incorporated ("Cargill"), and CHS, Inc. ("CHS") completed the formation of the Ardent Mills joint venture. In connection with the formation, we contributed to Ardent Mills all of the assets of ConAgra Mills, our milling operations. Our equity in the earnings of Ardent Mills is reflected in our continuing operations.
In fiscal 2017, we adjusted a multi-employer pension withdrawal liability related to our former milling operations by $2.0 million ($1.3 million after-tax). This expense was recognized within discontinued operations.
Other Divestitures
During the third quarter of fiscal 2018, we entered into an agreement to sell our Del Monte® processed fruit and vegetable business in Canada, which is part of our International segment, to Bonduelle Group. The transaction was completed in the first quarter of fiscal 2019 and was valued at approximately $43.0 million Canadian dollars, which was approximately $34.0 million U.S. dollars at the exchange rate on the date of announcement. The assets of this business have been reclassified as assets held for sale within our Consolidated Balance Sheets for all periods presented.
The assets classified as held for sale reflected in our Consolidated Balance Sheets related to the Del Monte® processed fruit and vegetable business in Canada were as follows:

	May 27, 2018	May 28, 2017
Current assets	$6.1	$6.3
Noncurrent assets (including goodwill of $5.8 million)	11.5	11.4

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

During the fourth quarter of fiscal 2017, we signed an agreement to sell our Wesson® oil business, which is part of our Grocery & Snacks segment, to The J.M. Smucker Company ("Smucker"). During the fourth quarter of fiscal 2018, Conagra Brands and Smucker terminated the agreement. This outcome followed the decision of the Federal Trade Commission, announced on March 5, 2018, to challenge the pending sale. The Company is still actively marketing the Wesson® oil business and expects to sell it within the next twelve months. The assets of this business have been reclassified as assets held for sale within our Consolidated Balance Sheets for all periods presented.
In connection with the initial pending sale of the Wesson® oil business, we recognized an impairment charge of $27.6 million within SG&A expenses in fiscal 2017, as a production facility was not initially included in the assets to be sold, and we did not expect to recover the carrying value of this facility through future associated cash flows. Subsequent to the terminated agreement with Smucker, this production facility has been included in noncurrent assets held for sale.
The assets classified as held for sale reflected in our Consolidated Balance Sheets related to the Wesson® oil business were as follows:

	May 27, 2018	May 28, 2017
Current assets	$37.7	$35.5
Noncurrent assets (including goodwill of $74.5 million)	101.0	102.8
During the first quarter of fiscal 2017, we completed the sales of our Spicetec Flavors & Seasonings business ("Spicetec") and our JM Swank business, each of which was part of our Commercial segment, for $329.7 million and $159.3 million, respectively, in cash, net of cash included in the dispositions. We recognized pre-tax gains from the sales of $144.8 million and $52.6 million, respectively. We entered into transition services agreements in connection with the sales of these businesses and recognized $0.2 million and $1.9 million of income during fiscal 2018 and fiscal 2017, respectively, classified within SG&A expenses.
In addition, we are actively marketing certain other assets. These assets have been reclassified as assets held for sale within our Consolidated Balance Sheets for all periods presented. The balance of these assets classified as held for sale was $10.4 million and $14.9 million in our Corporate and Grocery & Snacks segments, respectively, at May 27, 2018 and $11.6 million and $14.6 million in our Corporate and Grocery & Snacks segments, respectively, at May 28, 2017.

7. INVESTMENTS IN JOINT VENTURES
The total carrying value of our equity method investments at the end of fiscal 2018 and 2017 was $776.2 million and $741.3 million, respectively. These amounts are included in other assets and reflect our 44% ownership interest in Ardent Mills and 50% ownership interests in other joint ventures. Due to differences in fiscal reporting periods, we recognized the equity method investment earnings on a lag of approximately one month.
In fiscal 2018, we had purchases from our equity method investees of $34.9 million. Total dividends received from equity method investments in fiscal 2018 were $62.5 million.
In fiscal 2017, we had purchases from our equity method investees of $41.8 million. Total dividends received from equity method investments in fiscal 2017 were $68.2 million.
In fiscal 2016, we had sales to and purchases from our equity method investees of $1.6 million and $61.2 million, respectively. Total dividends received from equity method investments in fiscal 2016 were $40.4 million.
We entered into transition services agreements in connection with the Ardent Mills formation and recognized $0.1 million and $9.7 million of income for the performance of transition services during fiscal 2017 and 2016, respectively, classified within SG&A expenses.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

Summarized combined financial information for our equity method investments on a 100% basis is as follows:

	2018	2017	2016
Net Sales:
Ardent Mills	$3,344.1	$3,180.0	$3,395.3
Others	198.8	177.7	167.2
Total net sales	$3,542.9	$3,357.7	$3,562.5
Gross margin:
Ardent Mills	$386.5	$340.3	$339.2
Others	34.8	34.6	32.8
Total gross margin	$421.3	$374.9	$372.0
Earnings after income taxes:
Ardent Mills	$197.0	$152.0	$142.9
Others	10.1	10.1	6.4
Total earnings after income taxes	$207.1	$162.1	$149.3

	May 27, 2018	May 28, 2017
Ardent Mills:
Current assets	$974.6	$937.2
Noncurrent assets	1,675.7	1,694.2
Current liabilities	355.6	388.9
Noncurrent liabilities	510.9	518.0
Others:
Current assets	$76.4	$75.5
Noncurrent assets	15.5	12.2
Current liabilities	37.5	44.5
Noncurrent liabilities	0.1	—

8. VARIABLE INTEREST ENTITIES
Variable Interest Entities Not Consolidated
We lease or leased certain office buildings from entities that we have determined to be variable interest entities. The lease agreements with these entities include fixed-price purchase options for the assets being leased. The lease agreements also contain contingent put options (the "lease put options") that allow or allowed the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease agreement in place (the "put price") in certain limited circumstances. As a result of substantial impairment charges related to our divested Private Brands operations, these lease put options became exercisable. During fiscal 2016, we entered into a series of related transactions in which we exchanged a warehouse we owned in Indiana for two buildings and parcels of land that we leased as part of our Omaha corporate offices. Concurrent with the asset exchange, the leases on the two Omaha corporate buildings, which were subject to contingent put options, were canceled. We recognized aggregate charges of $55.6 million for the early termination of these leases. We also entered into a lease for the warehouse in Indiana and we recorded a financing lease obligation of $74.2 million. During fiscal 2017, one of these lease agreements expired. As a result of this expiration, we reversed the applicable accrual and recognized a benefit of $6.7 million in SG&A expenses. During the third quarter of fiscal 2018, we purchased two buildings that were subject to lease put options and recognized net losses totaling $48.2 million for the early exit of unfavorable lease contracts.
As of May 27, 2018, there was one remaining leased building subject to a lease put option for which the put option price exceeded the estimated fair value of the property by $8.2 million, of which we had accrued $1.2 million. We are amortizing the difference between the put price and the estimated fair value (without a lease agreement in place) of the property over the remaining lease term within SG&A expenses. This lease is accounted for as an operating lease, and accordingly, there are no material assets and liabilities, other than the accrued portion of the put price, associated with this entity included in the

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

Consolidated Balance Sheets. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this entity. In making this determination, we have considered, among other items, the terms of the lease agreement, the expected remaining useful life of the asset leased, and the capital structure of the lessor entity.

9. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The change in the carrying amount of goodwill for fiscal 2018 and 2017 was as follows:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Balance as of May 29, 2016	$2,273.1	$1,028.9	$442.8	$571.1	$4,315.9
Impairment	—	—	(198.9)	—	(198.9)
Acquisitions	166.0	8.3	—	—	174.3
Currency translation	—	0.1	3.9	—	4.0
Balance as of May 28, 2017	$2,439.1	$1,037.3	$247.8	$571.1	$4,295.3
Acquisitions	155.2	57.8	—	—	213.0
Purchase accounting adjustments	(1.5)	—	—	—	(1.5)
Currency translation	—	0.6	(4.9)	—	(4.3)
Balance as of May 27, 2018	$2,592.8	$1,095.7	$242.9	$571.1	$4,502.5
Other identifiable intangible assets were as follows:

	2018		2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$918.3	$—	$829.7	$—
Amortizing intangible assets	579.4	213.2	573.5	179.5
	$1,497.7	$213.2	$1,403.2	$179.5
During fiscal 2018, we reclassified $3.0 million and $9.2 million of goodwill and other identifiable intangible assets, respectively, to noncurrent assets held for sale for all periods presented in conjunction with the then pending divestitures of the Del Monte® processed fruit and vegetable business in Canada and our Wesson® oil business.
During fiscal 2018, as a result of our annual impairment test for indefinite lived intangibles, we recognized impairment charges of $4.0 million for our HK Anderson®, Red Fork®, and Salpica® brands in our Grocery & Snacks segment. We also recognized an impairment charge of $0.8 million for our Aylmer® brand in our International segment.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

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
During fiscal 2016, we also elected to perform a quantitative impairment test for indefinite lived intangibles and recognized an impairment charge of $50.1 million in our Grocery & Snacks segment for our Chef Boyardee® brand.
See Note 6 for a discussion of impairments related to discontinued operations.
Non-amortizing intangible assets are comprised of brands and trademarks.
Amortizing intangible assets, carrying a remaining weighted average life of approximately 14 years, are principally composed of customer relationships, licensing arrangements, and acquired intellectual property. For fiscal 2018, 2017, and 2016, we recognized amortization expense of $34.9 million, $33.6 million, and $34.6 million, respectively. Based on amortizing assets recognized in our Consolidated Balance Sheet as of May 27, 2018, amortization expense is estimated to average $32.8 million for each of the next five years, with a high expense of $33.3 million in fiscal year 2019 and decreasing to a low expense of $30.9 million in fiscal year 2023.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

In the first quarter of fiscal 2016, we entered into an agreement for the use of certain intellectual property and recorded an amortizing intangible asset of $92.8 million, for which cash payments of $14.4 million, $14.9 million, and $10.4 million were made in the first quarter of fiscal 2018, 2017, and 2016, respectively. Remaining payments will be made over a four-year period.

10. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is calculated on the basis of weighted average outstanding shares of common stock. Diluted earnings (loss) per share is computed on the basis of basic weighted average outstanding shares of common stock adjusted for the dilutive effect of stock options, restricted stock unit awards, and other dilutive securities.
The following table reconciles the income and average share amounts used to compute both basic and diluted earnings (loss) per share:

	2018	2017	2016
Net income (loss) available to Conagra Brands, Inc. common stockholders:
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$794.1	$544.1	$126.6
Income (loss) from discontinued operations, net of tax, attributable to Conagra Brands, Inc. common stockholders	14.3	95.2	(803.6)
Net income (loss) attributable to Conagra Brands, Inc. common stockholders	$808.4	$639.3	$(677.0)
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	—	0.8	4.8
Net income (loss) available to Conagra Brands, Inc. common stockholders	$808.4	$638.5	$(681.8)
Weighted average shares outstanding:
Basic weighted average shares outstanding	403.9	431.9	434.4
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	3.5	4.1	4.1
Diluted weighted average shares outstanding	407.4	436.0	438.5
For fiscal 2018, 2017, and 2016, there were 1.3 million, 0.8 million, and 0.4 million stock options outstanding, respectively, that were excluded from the computation of diluted weighted average shares because the effect was antidilutive.

11. INVENTORIES
The major classes of inventories were as follows:

	May 27, 2018	May 28, 2017
Raw materials and packaging	$206.2	$182.1
Work in process	92.4	91.9
Finished goods	651.1	606.6
Supplies and other	47.4	47.3
Total	$997.1	$927.9

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

12. OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities consisted of:

	May 27, 2018	May 28, 2017
Postretirement health care and pension obligations	$261.7	$709.8
Noncurrent income tax liabilities	490.4	466.5
Self-insurance liabilities	27.1	29.0
Environmental liabilities (see Note 17)	56.0	54.7
Technology agreement liability (see Note 9)	42.7	56.4
Other	187.3	212.4
	$1,065.2	$1,528.8

13. CAPITAL STOCK
The total number of shares we are authorized to issue is 1,218,050,000 shares, which shares may be issued as follows: 1,200,000,000 shares of common stock, par value $5.00 per share; 150,000 shares of Class B Preferred Stock, par value $50.00 per share; 250,000 shares of Class C Preferred Stock, par value $100.00 per share; 1,100,000 shares of Class D Preferred Stock, no par value per share; and 16,550,000 shares of Class E Preferred Stock, no par value per share. There were no preferred shares issued or outstanding as of May 27, 2018.
We have repurchased our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. In October 2016, our Board of Directors approved a $1.25 billion increase to our share repurchase authorization. The Board of Directors approved further increases to the share repurchase program of $1.0 billion each in May 2017 and May 2018. We repurchased 27.4 million shares of our common stock for approximately $967.3 million and 25.1 million shares of our common stock for approximately $1.0 billion in fiscal 2018 and 2017, respectively, under this program.

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
On September 19, 2014, the stockholders approved the Conagra Brands 2014 Stock Plan (the "Plan"), which was amended on December 11, 2017. As amended, the Plan authorized the issuance of up to 40.3 million shares of Conagra Brands common stock as well as certain shares of stock subject to outstanding awards under predecessor stock plans that expire, lapse, are cancelled, terminated, forfeited, or otherwise become unexercisable. At May 27, 2018, approximately 42.5 million shares were reserved for granting additional options, restricted stock units, cash-settled restricted stock units, performance shares, or other share-based awards.
All amounts below are of continuing and discontinued operations.
Share Unit Plans
In accordance with stockholder-approved plans, we issue stock under various stock-based compensation arrangements, including restricted stock units, cash-settled restricted stock units, and other share-based awards ("share units"). These awards generally have requisite service periods of three years. Under each arrangement, stock is issued without direct cost to the employee. We estimate the fair value of the share units based upon the market price of our stock at the date of grant. Certain share unit grants do not provide for the payment of dividend equivalents to the participant during the requisite service period (vesting period). For those grants, the value of the grants is reduced by the net present value of the foregone dividend equivalent payments. We recognize compensation expense for share unit awards on a straight-line basis over the requisite service period, accounting for forfeitures as they occur. All cash-settled restricted stock units are marked-to-market and presented within

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

other current and noncurrent liabilities in our Consolidated Balance Sheets. The compensation expense for our stock-settled share unit awards totaled $21.8 million, $18.2 million, and $25.1 million for fiscal 2018, 2017, and 2016, respectively, including discontinued operations of $1.4 million and $3.9 million for fiscal 2017 and 2016, respectively. The tax benefit related to the stock-settled share unit award compensation expense for fiscal 2018, 2017, and 2016 was $7.2 million, $7.0 million, and $9.6 million, respectively. The compensation expense for our cash-settled share unit awards totaled $5.8 million, $20.9 million, and $33.9 million for fiscal 2018, 2017, and 2016, respectively, including discontinued operations of $2.6 million and $7.4 million for fiscal 2017 and 2016, respectively. The tax benefit related to the cash-settled share unit award compensation expense for fiscal 2018, 2017, and 2016 was $1.9 million, $8.0 million, and $13.0 million, respectively. No cash-settled share unit awards were granted in fiscal 2018.
The following table summarizes the nonvested share units as of May 27, 2018 and changes during the fiscal year then ended:

	Stock-settled		Cash-settled
Share Units	Share Units (in Millions)	Weighted Average Grant-Date Fair Value	Share Units (in Millions)	Weighted Average Grant-Date Fair Value
Nonvested share units at May 28, 2017	1.56	$31.59	1.21	$30.52
Granted	0.87	$34.16	—	$—
Vested/Issued	(0.53)	$26.58	(0.42)	$22.86
Forfeited	(0.12)	$33.77	(0.08)	$34.60
Nonvested share units at May 27, 2018	1.78	$34.20	0.71	$34.58
During fiscal 2018, 2017, and 2016, we granted 0.9 million, 0.6 million, and 1.0 million stock-settled share units, respectively, with a weighted average grant date value of $34.16, $46.79, and $43.64, respectively. During fiscal 2017 and 2016, we granted 0.4 million and 0.8 million cash-settled share units, respectively, with a weighted average grant date value of $48.07 and $44.48, respectively.
The total intrinsic value of stock-settled share units vested was $18.5 million, $27.0 million, and $48.8 million during fiscal 2018, 2017, and 2016, respectively. The total intrinsic value of cash-settled share units vested was $14.2 million, $24.0 million, and $44.9 million during fiscal 2018, 2017, and 2016, respectively.
At May 27, 2018, we had $22.8 million and $5.2 million of total unrecognized compensation expense that will be recognized over a weighted average period of 1.8 years and 1.0 year, related to stock-settled share unit awards and cash-settled share unit awards, respectively.
Performance-Based Share Plan
Performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goal for one-third of the target number of performance shares for the three-year performance period ending in fiscal 2018 (the "2018 performance period") is based on our fiscal 2016 EBITDA return on capital, subject to certain adjustments. Another one-third of the target number of performance shares granted for the 2018 performance period is based on our fiscal 2017 EBITDA return on capital, subject to certain adjustments. The fiscal 2017 EBITDA return on capital target, when set, excluded the results of Lamb Weston. The performance goal for the last one-third of the target number of performance shares granted for the 2018 performance period is based on our fiscal 2018 diluted earnings per share ("EPS") compound annual growth rate ("CAGR"), subject to certain adjustments. In addition, for certain participants, all performance shares for the 2018 performance period are subject to an overarching EPS goal that must be met in each fiscal year of the 2018 performance period before any pay out can be made to such participants on the performance shares.
The performance goal for one-third of the target number of performance shares for the three-year performance period ending in fiscal 2019 (the "2019 performance period") is based on our fiscal 2017 EBITDA return on capital, subject to certain adjustments. The fiscal 2017 EBITDA return on capital target, when set, excluded the results of Lamb Weston. The performance goal for the final two-thirds of the target number of performance shares granted for the 2019 performance period is based on our diluted EPS CAGR, subject to certain adjustments, measured over the two-year period ending in fiscal 2019. In addition,

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

for certain participants, all performance shares for the 2019 performance period are subject to an overarching EPS goal that must be met in each fiscal year of the 2019 performance period before any pay out can be made to such participants on the performance shares.
The performance goal for the three-year performance period ending in fiscal 2020 is based on our diluted EPS CAGR, subject to certain adjustments, measured over the defined performance period. In addition, for certain participants, all performance shares for the 2020 performance period are subject to an overarching EPS goal that must be met in each fiscal year of the 2020 performance period before any pay out can be made to such participants on the performance shares.
Awards, if earned, will be paid in shares of our common stock. Subject to limited exceptions set forth in the performance share plan, any shares earned will be distributed after the end of the performance period, and only if the participant continues to be employed with the Company through the date of distribution. For awards where performance against the performance target has not been certified, the value of the performance shares is adjusted based upon the market price of our common stock and current forecasted performance against the performance targets at the end of each reporting period and amortized as compensation expense over the vesting period. Forfeitures are accounted for as they occur.
A summary of the activity for performance share awards as of May 27, 2018 and changes during the fiscal year then ended is presented below:

Performance Shares	Share Units (in Millions)	Weighted Average Grant-Date Fair Value
Nonvested performance shares at May 28, 2017	0.86	$29.23
Granted	0.48	$33.82
Adjustments for performance results attained and dividend equivalents	0.01	$22.98
Vested/Issued	(0.33)	$24.08
Forfeited	(0.02)	$33.69
Nonvested performance shares at May 27, 2018	1.00	$33.40
The compensation expense for our performance share awards totaled $11.8 million, $13.3 million, and $14.2 million for fiscal 2018, 2017, and 2016, respectively. The tax benefit related to the compensation expense for fiscal 2018, 2017, and 2016 was $3.9 million, $5.1 million, and $5.4 million, respectively.
The total intrinsic value of share units vested (including shares paid in lieu of dividends) during fiscal 2018, 2017, and 2016 was $11.2 million, $2.8 million, and $12.7 million, respectively.
Based on estimates at May 27, 2018, the Company had $15.6 million of total unrecognized compensation expense related to performance shares that will be recognized over a weighted average period of 1.8 years.
Stock Option Plan
We have stockholder-approved stock option plans that provide for granting of options to employees for the purchase of common stock at prices equal to the fair value at the date of grant. Options become exercisable under various vesting schedules (typically three years) and generally expire seven to ten years after the date of grant. No options were granted in fiscal 2018.
The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted:

	2017	2016
Expected volatility (%)	19.15	17.88
Dividend yield (%)	2.33	2.74
Risk-free interest rates (%)	1.03	1.60
Expected life of stock option (years)	4.94	4.96

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

The expected volatility is based on the historical market volatility of our stock over the expected life of the stock options granted. The expected life represents the period of time that the awards are expected to be outstanding and is based on the contractual term of each instrument, taking into account employees' historical exercise and termination behavior.
A summary of the option activity as of May 27, 2018 and changes during the fiscal year then ended is presented below:

Options	Number of Options (in Millions)	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at May 28, 2017	6.3	$27.12
Exercised	(1.1)	$22.28		$15.8
Forfeited	(0.1)	$34.78
Outstanding at May 27, 2018	5.1	$28.11	5.76	$47.6
Exercisable at May 27, 2018	4.0	$26.34	5.14	$44.4
We recognize compensation expense using the straight-line method over the requisite service period, accounting for forfeitures as they occur. During fiscal 2017 and 2016, the Company granted 1.1 million options and 1.6 million options, respectively, with a weighted average grant date value of $6.12 and $5.08, respectively. The total intrinsic value of options exercised was $15.8 million, $29.8 million, and $165.6 million for fiscal 2018, 2017, and 2016, respectively. The closing market price of our common stock on the last trading day of fiscal 2018 was $37.41 per share.
Compensation expense for stock option awards totaled $4.2 million, $6.2 million, and $9.4 million for fiscal 2018, 2017, and 2016, respectively, including discontinued operations of $0.2 million and $0.8 million for fiscal 2017 and 2016, respectively. Included in the compensation expense for stock option awards for fiscal 2018, 2017, and 2016 was $0.4 million, $0.9 million, and $1.0 million, respectively, related to stock options granted by a subsidiary in the subsidiary's shares to the subsidiary's employees. The tax benefit related to the stock option expense for fiscal 2018, 2017, and 2016 was $1.4 million, $2.4 million, and $3.6 million, respectively.
At May 27, 2018, we had $2.3 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 0.9 years.
Cash received from option exercises for the fiscal years ended May 27, 2018, May 28, 2017, and May 29, 2016 was $25.1 million, $84.4 million, and $228.7 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $5.3 million, $19.5 million, and $57.3 million for fiscal 2018, 2017, and 2016, respectively.

15. PRE-TAX INCOME AND INCOME TAXES
The Tax Cuts and Jobs Act of 2017 (the "Tax Act") was enacted into law on December 22, 2017. The changes to U.S. tax law include, but are not limited to, (1) reducing the federal statutory income tax rate from 35% to 21%; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) repealing the exception for deductibility of performance-based compensation to covered employees, along with expanding the number of covered employees; and (4) allowing immediate expensing of machinery and equipment contracted for purchase after September 27, 2017.
The Tax Act also establishes new tax provisions that will affect our fiscal year 2019, including, but not limited to, (1) eliminating the deduction for domestic manufacturing activities; (2) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (3) establishing a new minimum tax on Global Intangible Low-Taxed Income ("GILTI"), a new Base Erosion Anti-Abuse Tax, and a new U.S. corporate deduction for Foreign-Derived Intangible Income.
On December 22, 2017, the U.S. Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") 118, which allows for a measurement period up to one year after the enactment date of the Tax Act to finalize related income tax impacts. Although our accounting for the impact of the Tax Act is incomplete, we have made reasonable estimates and recorded provisional amounts for items impacted including, among others, the following:

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

•We remeasured deferred tax assets and liabilities based on the rates at which they are expected to reverse and recorded a provisional net benefit of $241.6 million. In addition, as a result of the Tax Act we recorded a provisional benefit of $3.2 million related to the release of valuation allowance against certain deferred tax assets that are more likely than not to be realized. The release of valuation allowance was refined by a $0.5 million increase as of May 27, 2018 from our initial estimate made in our third quarter of fiscal 2018 in accordance with SAB 118.
•We computed a provisional tax of approximately $19.8 million related to the application of the one-time transition tax on the net accumulated post-1986 earnings and profits of foreign subsidiaries. The transition tax was refined by a $4.6 million increase as of May 27, 2018 from our initial estimate made in our third quarter of fiscal 2018 in accordance with SAB 118.
We have not yet completed our analysis of the GILTI tax rules and are still evaluating whether to make a policy election to treat the GILTI tax as a period expense or to provide U.S. deferred taxes on certain foreign differences between the financial statement and tax basis of foreign assets and liabilities. At May 27, 2018, we did not record a deferred tax liability for these differences. We will continue to analyze the impact of GILTI as more guidance is issued and a decision will be made during fiscal year 2019 on whether to treat the GILTI as a period cost or a deferred tax item.
As a result of our fiscal year end, the lower U.S. statutory federal income tax rate resulted in a blended U.S. federal statutory rate of 29.3% for our fiscal year ending May 27, 2018. It is expected to be 21% for fiscal years beginning after May 27, 2018.
Pre-tax income from continuing operations (including equity method investment earnings) consisted of the following:

	2018	2017	2016
United States	$902.5	$883.5	$136.9
Foreign	69.6	(82.8)	38.0
	$972.1	$800.7	$174.9
The provision for income taxes included the following:

	2018	2017	2016
Current
Federal	$153.1	$201.5	$206.5
State	17.8	6.7	31.0
Foreign	32.5	6.5	8.6
	203.4	214.7	246.1
Deferred
Federal	(43.7)	62.1	(161.5)
State	17.4	(5.3)	(38.9)
Foreign	(2.5)	(16.8)	0.7
	(28.8)	40.0	(199.7)
	$174.6	$254.7	$46.4

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

Income taxes computed by applying the U.S. Federal statutory rates to income from continuing operations before income taxes are reconciled to the provision for income taxes set forth in the Consolidated Statements of Operations as follows:

	2018	2017	2016
Computed U.S. Federal income taxes	$285.3	$280.2	$61.2
State income taxes, net of U.S. Federal tax impact	18.0	22.4	(6.4)
Remeasurement of U.S. deferred taxes	(241.6)	—	—
Transition tax on foreign earnings	19.8	—	—
Tax credits and domestic manufacturing deduction	(20.6)	(19.8)	(16.5)
Federal rate differential on legal reserve	12.6	—	—
Goodwill and intangible impairments	—	104.7	—
Stock compensation	(5.7)	(18.8)	—
Change of valuation allowance on capital loss carryforward	78.6	(84.1)	—
Change in estimate related to tax methods used for certain international sales, federal credits, and state credits	—	(8.0)	6.0
Other	28.2	(21.9)	2.1
	$174.6	$254.7	$46.4
Income taxes paid, net of refunds, were $164.1 million, $213.0 million, and $291.3 million in fiscal 2018, 2017, and 2016, respectively.
The tax effect of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	May 27, 2018		May 28, 2017
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$141.0	$—	$216.6
Goodwill, trademarks and other intangible assets	—	406.2	—	623.4
Accrued expenses	15.5	—	20.2	—
Compensation related liabilities	34.1	—	63.9	—
Pension and other postretirement benefits	45.8	—	275.2	—
Investment in unconsolidated subsidiaries	—	165.8	—	237.8
Other liabilities that will give rise to future tax deductions	109.7	—	117.9	—
Net capital and operating loss carryforwards	762.5	—	1,112.5	—
Other	26.3	6.1	60.0	6.3
	993.9	719.1	1,649.7	1,084.1
Less: Valuation allowance	(739.6)	—	(1,013.4)	—
Net deferred taxes	$254.3	$719.1	$636.3	$1,084.1
The liability for gross unrecognized tax benefits at May 27, 2018 was $32.5 million, excluding a related liability of $7.7 million for gross interest and penalties. Any associated interest and penalties imposed would affect the tax rate. As of May 28, 2017, our gross liability for unrecognized tax benefits was $39.3 million, excluding a related liability of $6.0 million for gross interest and penalties. Interest and penalties recognized in the Consolidated Statements of Operations was an expense of $1.6 million in fiscal 2018, a benefit of $0.3 million in fiscal 2017, and a benefit of $0.2 million in fiscal 2016.
The net amount of unrecognized tax benefits at May 27, 2018 and May 28, 2017 that, if recognized, would favorably impact our effective tax rate was $27.8 million and $31.6 million, respectively.
We accrue interest and penalties associated with uncertain tax positions as part of income tax expense.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

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
We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $15.3 million over the next twelve months due to various Federal, state, and foreign audit settlements and the expiration of statutes of limitations. Of this amount, approximately $6.7 million would reverse through results of discontinued operations.
The change in the unrecognized tax benefits for the year ended May 27, 2018 was:

Beginning balance on May 28, 2017	$39.3
Increases from positions established during prior periods	14.5
Decreases from positions established during prior periods	(11.5)
Increases from positions established during the current period	3.5
Decreases relating to settlements with taxing authorities	(10.3)
Reductions resulting from lapse of applicable statute of limitation	(2.9)
Other adjustments to liability	(0.1)
Ending balance on May 27, 2018	$32.5
We have approximately $27.5 million of foreign net operating loss carryforwards ($10.7 million will expire between fiscal 2019 and 2039 and $16.8 million have no expiration dates) and $19.4 million of Federal net operating loss carryforwards which expire in fiscal 2037. Federal capital loss carryforwards related to the Private Brands divestiture of approximately $2.8 billion will expire in fiscal 2021. Included in net deferred tax liabilities are $35.7 million of tax effected state net operating loss carryforwards which expire in various years ranging from fiscal 2019 to 2028 and $173.7 million of tax effected state capital loss carryforwards related to the divestiture of Private Brands, the vast majority of which expire in fiscal 2021. Foreign tax credits of $1.0 million will expire between fiscal 2025 and fiscal 2028. State tax credits of approximately $10.1 million will expire in various years ranging from fiscal 2019 to 2028.
We have recognized a valuation allowance for the portion of the net operating loss carryforwards, capital loss carryforwards, tax credit carryforwards, and other deferred tax assets we believe are not more likely than not to be realized. The net change in the valuation allowance for fiscal 2018 was a decrease of $273.8 million. For fiscal 2017 and 2016, changes in the valuation allowance were a decrease of $420.1 million and an increase of $1.4 billion, respectively. The current year change principally relates to remeasurement of deferred tax assets and corresponding valuation allowances due to tax reform and an adjustment to the valuation allowance on capital loss due to the termination of the sales agreement for the Wesson® oil business.
Historically, we have not provided U.S. deferred taxes on the cumulative undistributed earnings of our foreign subsidiaries. During fiscal 2018, we determined that previously undistributed earnings of certain foreign subsidiaries no longer meet the requirements for indefinite reinvestment under applicable accounting guidance and, therefore, recognized $5.9 million of income tax expense in fiscal 2018. We continue to believe the remaining undistributed earnings of our foreign subsidiaries are indefinitely reinvested and therefore have not provided any additional U.S. deferred taxes. It is not practicable to estimate the amount of U.S. income taxes that would be incurred in the event that we were to repatriate all the cumulative earnings of non-U.S. affiliates and associated companies. Accordingly, deferred taxes will be provided for earnings of non-U.S. affiliates and associated companies when we determine that such earnings are no longer indefinitely reinvested.

16. LEASES
We lease certain facilities, land, and transportation equipment under agreements that expire at various dates. Rent expense under all operating leases from continuing operations was $62.5 million, $71.2 million, and $77.4 million in fiscal 2018, 2017, and 2016, respectively. These amounts are inclusive of certain charges recognized at the cease-use date for remaining lease payments associated with exited properties.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

A summary of non-cancellable operating lease commitments for fiscal years following May 27, 2018, was as follows:

2019	$35.6
2020	25.2
2021	22.3
2022	17.9
2023	15.8
Later years	82.3
$199.1

At May 27, 2018 and May 28, 2017, assets under capital and financing leases totaling $82.9 million, net of accumulated depreciation of $32.1 million, and $119.5 million, net of $47.7 million of accumulated depreciation, respectively, were included in Property, plant and equipment. Charges resulting from the depreciation of assets held under capital and financing leases are recognized within depreciation expense in the Consolidated Statements of Operations.
Non-cash issuances of capital and financing lease obligations totaling $1.3 million, $0.5 million, and $103.3 million, are excluded from cash flows from investing and financing activities on the Consolidated Statements of Cash Flows for fiscal 2018, 2017, and 2016, respectively.

17. CONTINGENCIES
Litigation Matters
We are a party to certain litigation matters relating to our acquisition of Beatrice Company ("Beatrice") in fiscal 1991, including litigation proceedings related to businesses divested by Beatrice prior to our acquisition of the company. These proceedings include suits against a number of lead paint and pigment manufacturers, including ConAgra Grocery Products Company, LLC, a wholly owned subsidiary of the Company ("ConAgra Grocery Products") as alleged successor to W. P. Fuller & Co., a lead paint and pigment manufacturer owned and operated by a predecessor to Beatrice from 1962 until 1967. These lawsuits generally seek damages for personal injury, property damage, economic loss, and governmental expenditures allegedly caused by the use of lead-based paint, and/or injunctive relief for inspection and abatement. Although decisions favorable to us have been rendered in Rhode Island, New Jersey, Wisconsin, and Ohio, we remain a defendant in active suits in Illinois and California. ConAgra Grocery Products has denied liability in both suits, both on the merits of the claims and on the basis that we do not believe it to be the successor to any liability attributable to W. P. Fuller & Co. The California suit is discussed in the following paragraph. The Illinois suit seeks class-wide relief for reimbursement of costs associated with the testing of lead levels in blood. We do not believe it is probable that we have incurred any liability with respect to the Illinois case, nor is it possible to estimate any potential exposure.
In California, a number of cities and counties joined in a consolidated action seeking abatement of an alleged public nuisance in the form of lead-based paint potentially present on the interior of residences, regardless of its condition. On September 23, 2013, a trial of the California case concluded in the Superior Court of California for the County of Santa Clara, and on January 27, 2014, the court entered a judgment (the "Judgment") against ConAgra Grocery Products and two other defendants ordering the creation of a California abatement fund in the amount of $1.15 billion. Liability is joint and several. The Company appealed the Judgment, and on November 14, 2017 the California Court of Appeal for the Sixth Appellate District reversed in part, holding that the defendants were not liable to pay for abatement of homes built after 1950, but affirmed the Judgment as to homes built before 1951. The Court of Appeal remanded the case to the trial court with directions to recalculate the amount of the abatement fund estimated to be necessary to cover the cost of remediating pre-1951 homes, and to hold an evidentiary hearing regarding appointment of a suitable receiver. ConAgra Grocery Products and the other defendants petitioned the California Supreme Court for review of the decision, which we believe to be an unprecedented expansion of current California law. On February 14, 2018, the California Supreme Court denied the petition and declined to review the merits of the case, and the case was remanded to the trial court for further proceedings. ConAgra Grocery Products and the other defendants have indicated that they will seek further review of certain issues from the Supreme Court of the United States, although further appeal is discretionary and may not be granted. Further proceedings in the trial court may not be stayed pending the outcome of any further appeal. In light of the decision rendered by the California Appellate Court on November 14, 2017, and the California Supreme Court's decision on February 14, 2018 not to review the Appellate Court's decision, we

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

have concluded that the liability has likely become probable as contemplated by Accounting Standards Codification Topic 450, however many uncertainties remain which make it difficult to estimate the potential liability, including the following: (i) the trial court has not yet recalculated its estimate of the amount needed to remediate pre-1951 homes in the plaintiff jurisdictions or entered a new judgment to replace the one vacated by the California Appellate Court; (ii) although liability is joint and several, it is unknown what amount each defendant may ultimately be required to pay or how allocation among the defendants (and other potentially responsible parties such as property owners who may have violated the applicable housing codes) will be determined; (iii) according to the trial court's original order, participation in the abatement program by eligible homeowners is voluntary and it is unknown what percentage of eligible homeowners will choose to participate or how such claims will be administered; (iv) the trial court's original order required that any amounts paid by the defendants into the fund that were not spent within four years would be returned to the defendants, and it is unknown whether this feature of the fund will be retained or, if it is retained, how much will be spent during that time period; and (v) defendants will have a new right to appeal any new aspects of the judgment entered by the trial court upon remand, although it is unknown whether the court would stay execution of any new judgment while a subsequent appeal is pending.

To assist the trial court in satisfying its responsibilities, during our fourth quarter of fiscal 2018, the defendants and plaintiff each submitted information to the court regarding recalculation of the abatement fund. In addition, one of the defendants entered into a proposed settlement with the plaintiff, contingent upon a judicial good faith determination under California law. We are uncertain as to when the court will make a ruling on a recalculated abatement fund or the proposed settlement. Notwithstanding the uncertainties described above, this additional information was used by the Company in concluding that a loss is now reasonably estimable. While the ultimate amount of any loss and timing of payments related thereto remain uncertain and could change as further information is obtained, we believe that our share of the loss could range from $60 million to $335 million and have recorded a liability for the amount in that range that we believe is a better estimate than the low or high ends of the range. The extent of insurance coverage is uncertain and the Company's carriers are on notice; however, any possible insurance recovery has not been considered for purposes of determining our liability. We cannot assure that the final resolution of these matters will not have a material adverse effect on its financial condition, results of operations, or liquidity.
In June 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina. This facility was the primary production facility for our Slim Jim® branded meat snacks. In June 2009, the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives announced its determination that the explosion was the result of an accidental natural gas release and not a deliberate act. During the fourth quarter of fiscal 2011, we settled our property and business interruption claims related to the Garner accident with our insurance providers. During the fourth quarter of fiscal 2011, Jacobs Engineering Group Inc. ("Jacobs"), our engineer and project manager at the site, filed a declaratory judgment action against us seeking indemnity for personal injury claims brought against it as a result of the accident. During the first quarter of fiscal 2012, our motion for summary judgment was granted and the suit was dismissed without prejudice on the basis that the suit was filed prematurely. In the third quarter of fiscal 2014, Jacobs refiled its action seeking indemnity. On March 25, 2016, a Douglas County jury in Nebraska rendered a verdict in favor of Jacobs and against us in the amount of $108.9 million plus post-judgment interest. We filed our Notice of Appeal in September 2016, the appeal was heard by the Nebraska Supreme Court in November 2017, and the case is awaiting decision by the Nebraska Supreme Court. The appeal will be decided directly by the Nebraska Supreme Court. Although our insurance carriers have provided customary notices of reservation of their rights under the policies of insurance, we expect any ultimate exposure in this case to be limited to the applicable insurance deductible.
We are party to a number of putative class action lawsuits challenging various product claims made in the Company's product labeling. These matters include Briseno v. ConAgra Foods, Inc., in which it is alleged that the labeling for Wesson® oils as 100% natural is false and misleading because the oils contain genetically modified plants and organisms. In February 2015, the U.S. District Court for the Central District of California granted class certification to permit plaintiffs to pursue state law claims. The Company appealed to the United States Court of Appeals for the Ninth Circuit, which affirmed class certification in January 2017. The Supreme Court of the United States declined to review the decision and the case has been remanded to the trial court for further proceedings. While we cannot predict with certainty the results of this or any other legal proceeding, we do not expect this matter to have a material adverse effect on our financial condition, results of operations, or business.
We are party to matters challenging the Company's wage and hour practices. These matters include a number of putative class actions consolidated under the caption Negrete v. ConAgra Foods, Inc., et al, pending in the U.S. District Court for the Central District of California, in which the plaintiffs allege a pattern of violations of California and/or federal law at several current and former Company manufacturing facilities across the State of California. While we cannot predict with certainty

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

the results of this or any other legal proceeding, we do not expect this matter to have a material adverse effect on our financial condition, results of operations, or business.
In the fourth quarter of fiscal 2018, we accrued $151.0 million in new legal reserves relating to the matters set forth above.
Environmental Matters
We are a party to certain environmental proceedings relating to our acquisition of Beatrice in fiscal 1991. Such proceedings include proceedings related to businesses divested by Beatrice prior to our acquisition of Beatrice. The current environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's possible status as a potentially responsible party at approximately 40 Superfund, proposed Superfund, or state-equivalent sites (the "Beatrice sites"). These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. In the past five years, Beatrice has paid or is in the process of paying its liability share at 31 of these sites. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $52.4 million as of May 27, 2018, a majority of which relates to the Superfund and state-equivalent sites referenced above. During the third quarter of fiscal 2017, a final Remedial Investigation/Feasibility Study was submitted for the Southwest Properties portion of the Wells G&H Superfund site, which is one of the Beatrice sites. The U.S. Environmental Protection Agency (the "EPA") issued a Record of Decision (the "ROD") for the Southwest Properties portion of the site on September 29, 2017, and has entered into negotiations with potentially responsible parties to determine final responsibility for implementing the ROD.
Guarantees and Other Contingencies
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
Lamb Weston is a party to a warehouse services agreement with a third-party warehouse provider through July 2035. Under this agreement, Lamb Weston is required to make payments for warehouse services based on the quantity of goods stored and other service factors. We have guaranteed the warehouse provider that we will make the payments required under the agreement in the event that Lamb Weston fails to perform. Minimum payments of $1.5 million per month are required under this agreement. It is not possible to determine the maximum amount of the payment obligations under this agreement. Upon completion of the Spinoff, we recognized a liability for the estimated fair value of this guarantee. As of May 27, 2018, the amount of this guarantee, recorded in other noncurrent liabilities, was $28.1 million.
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
We lease or leased certain office buildings from entities that we have determined to be variable interest entities. The lease agreements with these entities include fixed-price purchase options for the assets being leased. The lease agreements also contain contingent put options (the "lease put options") that allow or allowed the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease agreement in place (the "put price") in certain limited circumstances. As a result of substantial impairment charges related to our divested Private Brands operations, these lease put options became exercisable. During fiscal 2016, we entered into a series of related transactions in which we exchanged

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

a warehouse we owned in Indiana for two buildings and parcels of land that we leased as part of our Omaha corporate offices. Concurrent with the asset exchange, the leases on the two Omaha corporate buildings subject to contingent put options were canceled. We recognized aggregate charges of $55.6 million for the early termination of these leases. We also entered into a lease for the warehouse in Indiana and we recorded a financing lease obligation of $74.2 million. During fiscal 2017, one of these lease agreements expired. As a result of this expiration, we reversed the applicable accrual and recognized a benefit of $6.7 million in SG&A expenses. During the third quarter of fiscal 2018, we purchased two buildings that were subject to lease put options and recognized net losses totaling $48.2 million for the early exit of unfavorable lease contracts. As of May 27, 2018, there was one remaining leased building subject to a lease put option for which the put option price exceeded the estimated fair value of the property by $8.2 million, of which we had accrued $1.2 million. We are amortizing the difference between the put price and the estimated fair value (without a lease agreement in place) of the property over the remaining lease term within SG&A expenses. This lease is accounted for as an operating lease, and accordingly, there are no material assets and liabilities, other than the accrued portion of the put price, associated with this entity included in the Consolidated Balance Sheets. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this entity. In making this determination, we have considered, among other items, the terms of the lease agreement, the expected remaining useful life of the asset leased, and the capital structure of the lessor entity.
General
After taking into account liabilities recognized for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations, or liquidity; however, it is reasonably possible that a change of the estimates of any of the foregoing matters may occur in the future and, as noted, the lead paint matter could result in a material final judgment which could have a material adverse effect on our financial condition, results of operations, or liquidity.
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
Commodity and commodity index futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of May 27, 2018, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through March 2019.
In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of May 27, 2018, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through February 2019.
From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

Economic Hedges of Forecasted Cash Flows
Many of our derivatives do not qualify for, and we do not currently designate certain commodity or foreign currency derivatives to achieve, hedge accounting treatment. We reflect realized and unrealized gains and losses from derivatives used to economically hedge anticipated commodity consumption and to mitigate foreign currency cash flow risk in earnings immediately within general corporate expense (within cost of goods sold). The gains and losses are reclassified to segment operating results in the period in which the underlying item being economically hedged is recognized in cost of goods sold. In the event that management determines a particular derivative entered into as an economic hedge of a forecasted commodity purchase has ceased to function as an economic hedge, we cease recognizing further gains and losses on such derivatives in corporate expense and begin recognizing such gains and losses within segment operating results immediately.
Economic Hedges of Fair Values — Foreign Currency Exchange Rate Risk
We may use options and cross currency swaps to economically hedge the fair value of certain monetary assets and liabilities (including intercompany balances) denominated in a currency other than the functional currency. These derivatives are marked-to-market with gains and losses immediately recognized in SG&A expenses. These substantially offset the foreign currency transaction gains or losses recognized as values of the monetary assets or liabilities being economically hedged.
All derivative instruments are recognized on the Consolidated Balance Sheets at fair value (refer to Note 20 for additional information related to fair value measurements). The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with generally accepted accounting principles, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At May 27, 2018 and May 28, 2017, $1.0 million, representing an obligation to return cash collateral, and $0.9 million, representing a right to reclaim cash collateral, respectively, were included in prepaid expenses and other current assets in our Consolidated Balance Sheets.
Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or obligation to return cash collateral were reflected in our Consolidated Balance Sheets as follows:

	May 27, 2018	May 28, 2017
Prepaid expenses and other current assets	$4.4	$2.3
Other accrued liabilities	0.1	1.3
The following table presents our derivative assets and liabilities at May 27, 2018, on a gross basis, prior to the setoff of $1.4 million to total derivative assets and $0.4 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$3.7	Other accrued liabilities	$0.4
Foreign exchange contracts	Prepaid expenses and other current assets	2.1	Other accrued liabilities	—
Other	Prepaid expenses and other current assets	—	Other accrued liabilities	0.1
Total derivatives not designated as hedging instruments		$5.8		$0.5

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
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
The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Consolidated Statements of Operations were as follows:

	For the Fiscal Year Ended May 27, 2018
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Operations of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Consolidated Statement of Operations
Commodity contracts	Cost of goods sold	$3.0
Foreign exchange contracts	Cost of goods sold	(3.9)
Foreign exchange contracts	Selling, general and administrative expense	0.3
Total loss from derivative instruments not designated as hedging instruments		$(0.6)

	For the Fiscal Year Ended May 28, 2017
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Operations of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Consolidated Statement of Operations
Commodity contracts	Cost of goods sold	$0.9
Foreign exchange contracts	Cost of goods sold	(0.3)
Foreign exchange contracts	Selling, general and administrative expense	0.2
Total gain from derivative instruments not designated as hedging instruments		$0.8

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
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
As of May 27, 2018, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $100.0 million and $34.2 million for purchase and sales contracts, respectively. As of May 28, 2017, our open commodity contracts had a notional value of $76.8 million and $73.4 million for purchase and sales contracts, respectively. The notional amount of our foreign currency forward and cross currency swap contracts as of May 27, 2018 and May 28, 2017 was $82.4 million and $81.9 million, respectively.
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
At May 27, 2018, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $2.7 million.

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
As a result of the amendment, we remeasured our pension plan liability as of September 30, 2017. In connection with the remeasurement, we updated the effective discount rate assumption from 3.90% to 3.78%. The curtailment and related remeasurement resulted in a net decrease to the underfunded status of the pension plans by $43.5 million with a corresponding benefit within other comprehensive income (loss) for the second quarter of fiscal 2018. In addition, we recorded charges of $3.4 million and $0.7 million reflecting the write-off of actuarial losses in excess of 10% of our pension liability and a curtailment charge, respectively.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

actuarial gains and losses in our operating results in the year in which they occur, to the extent they exceed the corridor, eliminating amortization. Amounts are included in the components of pension benefit and other postretirement benefit costs, below, as recognized net actuarial loss.
The information below includes the activities of our continuing and discontinued operations.
The changes in benefit obligations and plan assets at May 27, 2018 and May 28, 2017 are presented in the following table.

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Change in Benefit Obligation
Benefit obligation at beginning of year	$3,548.7	$3,903.0	$156.9	$201.7
Service cost	42.8	56.9	0.2	0.3
Interest cost	111.1	116.8	3.9	4.6
Plan participants' contributions	—	—	4.7	4.7
Amendments	0.6	5.5	(17.2)	—
Actuarial gain	(9.4)	(51.5)	(13.2)	(32.0)
Plan settlements	(10.2)	(287.5)	—	—
Special termination benefits	—	1.5	—	—
Curtailments	(79.5)	(18.1)	—	—
Benefits paid	(181.3)	(169.7)	(16.2)	(19.0)
Currency	0.8	(0.8)	0.2	(0.2)
Business divestitures	—	(7.4)	—	(3.2)
Benefit obligation at end of year	$3,423.6	$3,548.7	$119.3	$156.9
Change in Plan Assets
Fair value of plan assets at beginning of year	$2,983.6	$2,959.4	$—	$0.1
Actual return on plan assets	276.1	346.1	3.7	—
Employer contributions	312.6	163.0	11.5	14.2
Plan participants' contributions	—	—	4.7	4.7
Plan settlements	(10.2)	(287.5)	—	—
Investment and administrative expenses	(26.5)	(26.7)	—	—
Benefits paid	(181.3)	(169.7)	(16.2)	(19.0)
Currency	0.8	(1.0)	—	—
Fair value of plan assets at end of year	$3,355.1	$2,983.6	$3.7	$—

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

The funded status and amounts recognized in our Consolidated Balance Sheets at May 27, 2018 and May 28, 2017 were:

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Funded Status	$(68.5)	$(565.1)	$(115.6)	$(156.9)
Amounts Recognized in Consolidated Balance Sheets
Other assets	$103.0	$17.1	$2.6	$—
Other accrued liabilities	(11.8)	(10.9)	(16.2)	(18.4)
Other noncurrent liabilities	(159.7)	(571.3)	(102.0)	(138.5)
Net Amount Recognized	$(68.5)	$(565.1)	$(115.6)	$(156.9)
Amounts Recognized in Accumulated Other Comprehensive (Income) Loss (Pre-tax)
Actuarial net loss (gain)	$48.8	$174.2	$(25.8)	$(9.0)
Net prior service cost (benefit)	13.8	16.0	(18.4)	(4.6)
Total	$62.6	$190.2	$(44.2)	$(13.6)
Weighted-Average Actuarial Assumptions Used to Determine Benefit Obligations at May 27, 2018 and May 28, 2017
Discount rate	4.14%	3.90%	3.81%	3.33%
Long-term rate of compensation increase	N/A	3.63%	N/A	N/A
The accumulated benefit obligation for all defined benefit pension plans was $3.4 billion and $3.5 billion at May 27, 2018 and May 28, 2017, respectively.
The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at May 27, 2018 and May 28, 2017 were:

	2018	2017
Projected benefit obligation	$951.1	$3,433.6
Accumulated benefit obligation	950.1	3,357.1
Fair value of plan assets	779.5	2,851.4
Components of pension benefit and other postretirement benefit costs included:

	Pension Benefits			Other Benefits
	2018	2017	2016	2018	2017	2016
Service cost	$42.8	$56.9	$93.8	$0.2	$0.3	$0.4
Interest cost	111.1	116.8	159.8	3.9	4.6	7.5
Expected return on plan assets	(218.3)	(207.4)	(259.9)	—	—	—
Amortization of prior service cost (benefit)	2.9	2.6	2.7	(3.4)	(6.6)	(7.8)
Special termination benefits	—	1.5	25.6	—	—	—
Recognized net actuarial loss	3.4	1.2	348.5	—	0.5	0.1
Settlement loss	1.3	13.8	—	—	—	—
Curtailment loss	0.7	1.7	0.3	—	—	—
Benefit cost — Company plans	(56.1)	(12.9)	370.8	0.7	(1.2)	0.2
Pension benefit cost — multi-employer plans	7.1	12.0	42.9	—	—	—
Total benefit (income) cost	$(49.0)	$(0.9)	$413.7	$0.7	$(1.2)	$0.2

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
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
During fiscal 2017, we provided a voluntary lump-sum settlement offer to certain terminated vested participants in our salaried pension plan. Lump-sum settlement payments totaling $287.5 million were distributed from pension plan assets to such participants. Due to the pension settlement, we were required to remeasure our pension plan liability. In connection with the remeasurement, we updated the effective discount rate assumption to 4.11%, as of December 31, 2016. The settlement and related remeasurement resulted in the recognition of a settlement charge of 13.8 million, reflected in SG&A expenses, as well as a benefit to accumulated other comprehensive income (loss) totaling $62.2 million.
Special termination benefits granted in connection with the voluntary retirement program resulted in the recognition of $25.6 million of expense during fiscal 2016. This expense was included in restructuring activities.
In fiscal 2018, 2017, and 2016, the Company recorded charges of $3.4 million, $1.2 million, and $348.5 million, respectively, reflecting the year-end write-off of actuarial losses in excess of 10% of our pension liability.
The Company recorded an expense of $0.6 million (primarily within restructuring activities), $4.0 million ($2.1 million was recorded in discontinued operations and $1.9 million was recorded in restructuring activities), and $31.8 million ($2.0 million was recorded in discontinued operations and $29.8 million was recorded in restructuring activities) during fiscal 2018, 2017, and 2016, respectively, related to our expected incurrence of certain multi-employer plan withdrawal costs.
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were:

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Net actuarial gain	$120.0	$183.1	$16.8	$32.4
Amendments	(0.6)	(5.5)	17.2	(0.4)
Amortization of prior service cost (benefit)	2.9	2.9	(3.4)	(6.6)
Settlement and curtailment loss	2.0	13.8	—	—
Recognized net actuarial loss	3.4	1.2	—	0.5
Net amount recognized	$127.7	$195.5	$30.6	$25.9
Weighted-Average Actuarial Assumptions Used to Determine Net Expense

	Pension Benefits			Other Benefits
	2018	2017	2016	2018	2017	2016
Discount rate	3.90%	3.83%	4.10%	3.33%	3.18%	3.50%
Long-term rate of return on plan assets	7.50%	7.50%	7.75%	N/A	N/A	N/A
Long-term rate of compensation increase	3.63%	3.66%	3.70%	N/A	N/A	N/A
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
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

The amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net expense during the next year are as follows:

	Pension Benefits	Other Benefits
Prior service cost (benefit)	$2.9	$(2.2)
Net actuarial gain	N/A	(1.5)
Plan Assets
The fair value of plan assets, summarized by level within the fair value hierarchy described in Note 20, as of May 27, 2018, was as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1.0	$65.0	$—	$66.0
Equity securities:
U.S. equity securities	319.8	124.0	—	443.8
International equity securities	256.5	1.0	—	257.5
Fixed income securities:
Government bonds	—	1,854.8	—	1,854.8
Corporate bonds	—	4.7	—	4.7
Mortgage-backed bonds	—	9.3	—	9.3
Real estate funds	7.7	—	—	7.7
Master limited partnerships	0.4	—	—	0.4
Net payables for unsettled transactions	10.9	—	—	10.9
Fair value measurement of pension plan assets in the fair value hierarchy	$596.3	$2,058.8	$—	$2,655.1
Investments measured at net asset value				700.0
Total pension plan assets				$3,355.1

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

The fair value of plan assets, summarized by level within the fair value hierarchy described in Note 20, as of May 28, 2017, was as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1.0	$94.0	$—	$95.0
Equity securities:
U.S. equity securities	494.0	13.7	—	507.7
International equity securities	249.9	13.2	—	263.1
Fixed income securities:
Government bonds	51.1	224.3	—	275.4
Corporate bonds	4.4	279.5	—	283.9
Mortgage-backed bonds	63.3	6.2	—	69.5
Real estate funds	9.5	—	—	9.5
Master limited partnerships	173.5	—	—	173.5
Net receivables for unsettled transactions	0.7	—	—	0.7
Fair value measurement of pension plan assets in the fair value hierarchy	$1,047.4	$630.9	$—	$1,678.3
Investments measured at net asset value				1,305.3
Total pension plan assets				$2,983.6
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
Certain assets that are measured at fair value using the NAV (net asset value) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. Such investments are generally considered long-term in nature with varying redemption availability. For certain of these investments, with a fair value of approximately $487.2 million as of May 27, 2018, the asset managers have the ability to impose customary redemption gates which may further restrict or limit the redemption of invested funds therein. As of May 27, 2018, funds with a fair value of $0.1 million have imposed such gates.
As of May 27, 2018, we have unfunded commitments for additional investments of $65.4 million in private equity funds and $26.7 million in natural resources funds. We expect unfunded commitments to be funded from plan assets rather than the general assets of the Company.
To develop the expected long-term rate of return on plan assets assumption for the pension plans, we consider the current asset allocation strategy, the historical investment performance, and the expectations for future returns of each asset class.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

Our pension plan weighted-average asset allocations by asset category were as follows:

	May 27, 2018	May 28, 2017
Equity securities	21%	39%
Debt securities	58%	25%
Real estate funds	10%	11%
Multi-strategy hedge funds	4%	11%
Private equity	4%	4%
Other	3%	10%
Total	100%	100%
Due to the salaried pension plan freeze, the Company's pension asset strategy is now designed to align our pension plan assets with our projected benefit obligation to reduce volatility by targeting an investment strategy of approximately 90% in fixed-income securities and approximately 10% in return seeking assets, primarily equity securities, real estate, and private assets.
 Other investments are primarily made up of cash and master limited partnerships.
Assumed health care cost trend rates have a significant effect on the benefit obligation of the postretirement plans.

Assumed Health Care Cost Trend Rates at:	May 27, 2018	May 28, 2017
Initial health care cost trend rate	7.87%	8.44%
Ultimate health care cost trend rate	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2024	2024
A one percentage point change in assumed health care cost rates would have the following effect:

	One Percent Increase	One Percent Decrease
Effect on total service and interest cost	$0.3	$(0.3)
Effect on postretirement benefit obligation	3.9	(3.5)
We currently anticipate making contributions of approximately $19.6 million to our pension plans in fiscal 2019. We anticipate making contributions of $16.2 million to our other postretirement plans in fiscal 2019. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.
The following table presents estimated future gross benefit payments for our plans:

	Pension Benefits	Health Care and Life Insurance Benefits
2019	$188.7	$16.4
2020	184.2	14.7
2021	186.5	13.4
2022	189.0	12.1
2023	191.3	11.0
Succeeding 5 years	980.7	40.1

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
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

c.
If the Company ceases to have an obligation to contribute to a multiemployer plan in which it had been a contributing employer, it may be required to pay to the plan an amount based on the underfunded status of the plan and on the history of the Company's participation in the plan prior to the cessation of its obligation to contribute. The amount that an employer that has ceased to have an obligation to contribute to a multiemployer plan is required to pay to the plan is referred to as a withdrawal liability.

The Company's participation in multiemployer plans for the fiscal year ended May 27, 2018 is outlined in the table below. For each plan that is individually significant to the Company the following information is provided:

•	The "EIN / PN" column provides the Employer Identification Number and the three-digit plan number assigned to a plan by the Internal Revenue Service.

•
The most recent Pension Protection Act Zone Status available for 2017 and 2016 is for plan years that ended in calendar years 2017 and 2016, respectively. The zone status is based on information provided to the Company by each plan. A plan in the "red" zone has been determined to be in "critical status", based on criteria established under the Internal Revenue Code ("Code"), and is generally less than 65% funded. A plan in the "yellow" zone has been determined to be in "endangered status", based on criteria established under the Code, and is generally less than 80% funded. A plan in the "green" zone has been determined to be neither in "critical status" nor in "endangered status", and is generally at least 80% funded.

•
The "FIP/RP Status Pending/Implemented" column indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the "yellow" zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the "red" zone, is pending or has been implemented by the plan as of the end of the plan year that ended in calendar year 2017.

•	Contributions by the Company are the amounts contributed in the Company's fiscal periods ending in the specified year.

•
The "Surcharge Imposed" column indicates whether the Company contribution rate for its fiscal year that ended on May 27, 2018 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in "critical status", in accordance with the requirements of the Code.

•	The last column lists the expiration dates of the collective bargaining agreements pursuant to which the Company contributes to the plans.
For plans that are not individually significant to Conagra Brands the total amount of contributions is presented in the aggregate.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

		Pension Protection Act Zone Status		FIP / RP Status Pending / Implemented	Contributions by the Company (millions)				Expiration Dates of Collective Bargaining Agreements
Pension Fund	EIN / PN	2017	2016		FY18	FY17	FY16	Surcharge Imposed
Bakery and Confectionary Union and Industry International Pension Plan	52-6118572 / 001	Red, Critical and Declining	Red, Critical and Declining	RP Implemented	$1.5	$1.8	$3.1	No	2/28/2020
Central States, Southeast and Southwest Areas Pension Fund	36-6044243 / 001	Red, Critical and Declining	Red	RP Implemented	1.8	1.8	1.9	No	5/31/2020
Western Conference of Teamsters Pension Plan	91-6145047 / 001	Green	Green	N/A	2.8	4.0	5.4	No	06/30/2018
Other Plans					0.4	0.4	0.7
Total Contributions					$6.5	$8.0	$11.1
The Company was not listed in the Forms 5500 filed by any of the other plans or for any of the other years as providing more than 5% of the plan's total contributions. At the date our financial statements were issued, Forms 5500 were not available for plan years ending in calendar year 2017.
On May 31, 2018, subsequent to the end of fiscal 2018, we ceased to participate in the Bakery and Confectionary Union and Industry International Fund in conjunction with our sale of the Trenton, Missouri plant.
In addition to the contributions listed in the table above, we recorded an additional expense of $0.6 million, $4.0 million, and $31.8 million in fiscal 2018, 2017, and 2016, respectively, related to our expected incurrence of certain withdrawal costs.
Certain of our employees are covered under defined contribution plans. The expense related to these plans was $24.5 million, $18.0 million, and $35.4 million in fiscal 2018, 2017, and 2016, respectively.

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
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 27, 2018:

	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$1.7	$2.7	$—	$4.4
Available-for-sale securities	4.8	—	—	4.8
Total assets	$6.5	$2.7	$—	$9.2
Liabilities:
Derivative liabilities	$—	$0.1	$—	$0.1
Deferred compensation liabilities	51.6	—	—	51.6
Total liabilities	$51.6	$0.1	$—	$51.7
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
During fiscal 2018, a charge of $4.7 million was recognized in the Corporate segment for the impairment of certain long-lived assets. The impairment was measured based upon the estimated sales price of the assets.
During fiscal 2017, a charge of $27.6 million was recognized in the Grocery & Snacks segment for the impairment of our Wesson® oil production facility. The impairment was measured based upon the estimated sales price of the facility (See Note 6).
During fiscal 2017, goodwill impairment charges totaling $198.9 million were recognized within our International segment. See Note 9 for discussion of the methodology employed to measure these impairments.
During fiscal 2018, we recognized indefinite-lived brand impairment charges of $4.0 million in our Grocery & Snacks segment and $0.8 million in our International segment. We recognized indefinite-lived brand impairment charges of $37.0 million in our International segment and $68.2 million in our Grocery & Snacks segment for fiscal 2017, and $50.1 million in our Grocery and Snacks segment for fiscal 2016. The fair values of these brands were estimated using the "relief from royalty" method (See Note 9).
The carrying amount of long-term debt (including current installments) was $3.54 billion as of May 27, 2018 and $2.97 billion as of May 28, 2017. Based on current market rates, the fair value of this debt (level 2 liabilities) at May 27, 2018 and May 28, 2017 was estimated at $3.76 billion and $3.32 billion, respectively.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
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
The Refrigerated & Frozen reporting segment includes branded, temperature-controlled food products sold in various retail channels in the United States.
The International reporting segment principally includes branded food products, in various temperature states, sold in various retail and foodservice channels outside of the United States.
The Foodservice reporting segment includes branded and customized food products, including meals, entrees, sauces and a variety of custom-manufactured culinary products packaged for sale to restaurants and other foodservice establishments primarily in the United States.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

	2018	2017	2016
Net sales
Grocery & Snacks	$3,287.0	$3,208.8	$3,377.1
Refrigerated & Frozen	2,753.0	2,652.7	2,867.8
International	843.5	816.0	846.6
Foodservice	1,054.8	1,078.3	1,104.5
Commercial	—	71.1	468.1
Total net sales	$7,938.3	$7,826.9	$8,664.1
Operating profit
Grocery & Snacks	$724.8	$653.7	$592.9
Refrigerated & Frozen	479.4	445.8	420.4
International	86.5	(168.9)	66.7
Foodservice	121.8	105.1	97.7
Commercial	—	202.6	45.4
Total operating profit	$1,412.5	$1,238.3	$1,223.1
Equity method investment earnings	97.3	71.2	66.1
General corporate expenses	379.0	313.3	818.5
Interest expense, net	158.7	195.5	295.8
Income tax expense	174.6	254.7	46.4
Income from continuing operations	$797.5	$546.0	$128.5
Less: Net income attributable to noncontrolling interests of continuing operations	3.4	1.9	1.9
Income from continuing operations attributable to Conagra Brands, Inc.	$794.1	$544.1	$126.6
Net sales by product type were:

	2018	2017	2016
Shelf-stable	$4,660.1	$4,682.4	$5,256.8
Temperature-controlled	3,278.2	3,144.5	3,407.3
Total net sales	$7,938.3	$7,826.9	$8,664.1
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	2018	2017	2016
Net derivative gains (losses) incurred	$(0.9)	$0.6	$(7.4)
Less: Net derivative gains (losses) allocated to reporting segments	(7.1)	5.7	(23.8)
Net derivative gains (losses) recognized in general corporate expenses	$6.2	$(5.1)	$16.4
Net derivative gains (losses) allocated to Grocery & Snacks	$0.2	$3.4	$(14.4)
Net derivative gains (losses) allocated to Refrigerated & Frozen	(0.3)	0.8	(6.2)
Net derivative gains (losses) allocated to International	(6.9)	1.6	(0.5)
Net derivative losses allocated to Foodservice	(0.1)	—	(1.0)
Net derivative losses allocated to Commercial	—	(0.1)	(1.7)
Net derivative gains (losses) included in segment operating profit	$(7.1)	$5.7	$(23.8)
As of May 27, 2018, the cumulative amount of net derivative gains from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $3.2 million, all of which was incurred during the fiscal year ended May 27, 2018. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results gains of $2.5 million in fiscal 2019 and $0.7 million in fiscal 2020 and thereafter.

Assets by Segment

The majority of our manufacturing assets are shared across multiple reporting segments. Output from these facilities used by each reporting segment can change over time. Also, working capital balances are not tracked by reporting segment. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment. Total depreciation expense for fiscal 2018, 2017, and 2016 was $222.1 million, $234.4 million, and $243.9 million, respectively.
Other Information
Our operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant with respect to consolidated operations for fiscal 2018, 2017, and 2016. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were approximately $918.4 million, $887.2 million, and $937.9 million in fiscal 2018, 2017, and 2016, respectively. Our long-lived assets located outside of the United States are not significant.
Our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 24% of consolidated net sales for both fiscal 2018 and 2017 and 23% of consolidated net sales for fiscal 2016, significantly impacting the Grocery & Snacks and Refrigerated & Frozen segments.
Walmart, Inc. and its affiliates accounted for approximately 25% and 26% of consolidated net receivables as of May 27, 2018 and May 28, 2017, respectively.
We offer certain suppliers access to a third-party service that allows them to view our scheduled payments online. The third-party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third-party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third-party, or any financial institutions concerning this service. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of May 27, 2018, $103.1 million of our total accounts payable is payable to suppliers who utilize this third-party service.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 27, 2018, May 28, 2017, and May 29, 2016
(columnar dollars in millions except per share amounts)

22. QUARTERLY FINANCIAL DATA (Unaudited)

	2018				2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,804.2	$2,173.4	$1,994.5	$1,966.2	$1,895.6	$2,088.4	$1,981.2	$1,861.7
Gross profit	519.0	658.3	598.8	575.4	544.6	647.5	621.0	529.0
Income from continuing operations, net of tax	153.6	224.1	349.2	70.6	98.6	114.3	179.5	153.6
Income (loss) from discontinued operations, net of tax	(0.3)	0.4	14.5	(0.3)	91.4	11.6	0.7	(1.7)
Net income attributable to Conagra Brands, Inc.	152.5	223.5	362.8	69.6	186.2	122.1	179.7	151.3
Earnings per share (1):
Basic earnings per share:
Net income attributable to Conagra Brands, Inc. common stockholders	$0.37	$0.55	$0.91	$0.18	$0.42	$0.28	$0.42	$0.36
Diluted earnings per share:
Net income attributable to Conagra Brands, Inc. common stockholders	$0.36	$0.54	$0.90	$0.18	$0.42	$0.28	$0.41	$0.36
Dividends declared per common share (3)	$0.2125	$0.2125	$0.2125	$0.2125	$0.25	$0.25	$0.20	$0.20
Share price (2):
High	$39.95	$35.87	$38.50	$38.29	$48.39	$48.68	$41.16	$41.50
Low	33.07	32.43	35.47	35.34	45.70	34.30	36.47	37.29

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Conagra Brands, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Conagra Brands, Inc. and subsidiaries (the Company) as of May 27, 2018 and May 28, 2017, the related consolidated statements of operations, comprehensive income (loss), common stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended May 27, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of May 27, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 27, 2018 and May 28, 2017, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended May 27, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 27, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2005.

Omaha, Nebraska
July 20, 2018

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of May 27, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective.
Internal Control Over Financial Reporting
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated any change in the Company's internal control over financial reporting that occurred during the quarter covered by this report and determined that there was no change in the Company's internal control over financial reporting during the fourth quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

With the participation of Conagra Brands' Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of Conagra Brands' internal control over financial reporting as of May 27, 2018. In making this assessment, management used criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management concluded that, as of May 27, 2018, its internal control over financial reporting was effective.

The effectiveness of Conagra Brands' internal control over financial reporting as of May 27, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this annual report on Form 10-K.

/s/ SEAN M. CONNOLLY Sean M. Connolly President and Chief Executive Officer July 20, 2018	/s/ DAVID S. MARBERGER David S. Marberger Executive Vice President and Chief Financial Officer July 20, 2018

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to our directors will be set forth in the 2018 Proxy Statement under the heading "Voting Item #1: Election of Directors," and the information is incorporated herein by reference.
Information regarding our executive officers is included in Part I of this Form 10-K under the heading "Executive Officers of the Registrant as of July 20, 2018," as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by our directors, executive officers, and holders of more than ten percent of our equity securities will be set forth in the 2018 Proxy Statement under the heading "Information on Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance," and the information is incorporated herein by reference.
Information with respect to the Audit / Finance Committee and its financial experts will be set forth in the 2018 Proxy Statement under the heading "Voting Item #1: Election of Directors—Roles and Responsibilities of the Board and its Committees—Audit / Finance Committee," and the information is incorporated herein by reference.
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

ITEM 11. EXECUTIVE COMPENSATION
Information with respect to director and executive compensation and our Human Resources Committee will be set forth in the 2018 Proxy Statement under the headings "Voting Item #1: Election of Directors—Non-Employee Director Compensation," "Voting Item #1: Election of Directors—Roles and Responsibilities of the Board and its Committees—Human Resources Committee," "Compensation Committee Report," and "Executive Compensation," and the information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners, directors and management will be set forth in the 2018 Proxy Statement under the heading "Information on Stock Ownership," and the information is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information about shares of our common stock that may be issued upon the exercise of options, warrants, and rights under existing equity compensation plans as of our most recent fiscal year-end, May 27, 2018.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	8,437,925	$28.11	42,456,481
Equity compensation plans not approved by security holders	—	—	—
Total	8,437,925	$28.11	42,456,481

(1)
Column (a) includes 1,130,292 shares that could be issued under performance shares outstanding at May 27, 2018. The performance shares are earned and common stock issued if pre-set financial objectives are met. Included are 402,666 shares for two-thirds of the fiscal 2016 through 2018 performance period and one-third of the fiscal 2017 through 2019 performance period, for which the performance has been determined. For the remaining performance periods, actual shares issued may be equal to, less than, or greater than the number of outstanding performance shares included in column (a), depending on actual performance. Column (b) does not take these awards into account because they do not have an exercise price. The number of shares reflected in column (a) with respect to these performance shares for which the performance has not been determined assumes the vesting criteria will be achieved at target levels. Column (c) has not been reduced for the performance shares outstanding. Column (b) also excludes 1,775,294 restricted stock units and 416,496 deferral interests in deferred compensation plans that are included in column (a) but do not have an exercise price. The units vest and are payable in common stock after expiration of the time periods set forth in the related agreements. The interests in the deferred compensation plans are settled in common stock on the schedules selected by the participants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to director independence and certain relationships and related transactions will be set forth in the 2018 Proxy Statement under the headings "Voting Item #1: Election of Directors—Consideration of Director Independence," "Voting Item #1: Election of Directors—Roles and Responsibilities of the Board and its Committees—Audit / Finance Committee," and "Voting Item #1: Election of Directors—Roles and Responsibilities of the Board and its Committees—Human Resources Committee" and the information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to the principal accountant will be set forth in the 2018 Proxy Statement under the heading "Voting Item #2: Ratification of the Appointment of Our Independent Auditor for Fiscal 2019," and the information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a)    List of documents filed as part of this report:
1.    Financial Statements
All financial statements of the Company as set forth under Item 8 of this Annual Report on Form 10-K.
2.    Financial Statement Schedules
All financial statement schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements, notes thereto.
3.    Exhibits

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934, as amended, by Conagra Brands, Inc. (file number 001-07275), unless otherwise noted.

EXHIBIT	DESCRIPTION

*2.1
Master Agreement, dated as of March 4, 2013, by and among Conagra Brands, Inc. (formerly ConAgra Foods, Inc.), Cargill, Incorporated, CHS Inc., and HM Luxembourg S.A R.L., incorporated herein by reference to Exhibit 2.2 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 26, 2013

*2.1.1
Amendment No. 1 to Master Agreement, dated April 30, 2013, by and among Conagra Brands, Inc. (formerly ConAgra Foods, Inc.), Cargill, Incorporated, CHS Inc., and HM Luxembourg S.A R.L., incorporated herein by reference to Exhibit 2.2.1 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 26, 2013

*2.1.2
Acknowledgment and Amendment No. 2 to Master Agreement, dated May 31, 2013, by and among Conagra Brands, Inc. (formerly ConAgra Foods, Inc.), Cargill, Incorporated, CHS Inc., and HM Luxembourg S.A R.L., incorporated herein by reference to Exhibit 2.2.2 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 26, 2013

*2.1.3
Acknowledgment and Amendment No. 3 to Master Agreement, dated as of July 24, 2013, by and among Conagra Brands, Inc. (formerly ConAgra Foods, Inc.), Cargill, Incorporated, and CHS Inc., incorporated herein by reference to Exhibit 2.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 23, 2014

*2.1.4
Acknowledgment and Amendment No. 4 to Master Agreement, dated as of March 27, 2014, by and among Conagra Brands, Inc. (formerly ConAgra Foods, Inc.), Cargill, Incorporated, and CHS Inc., incorporated herein by reference to Exhibit 2.2.4 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 25, 2014

*2.1.5
Acknowledgment and Amendment No. 5 to Master Agreement, dated as of May 25, 2014, by and among Conagra Brands, Inc. (formerly ConAgra Foods, Inc.), Cargill, Incorporated, and CHS Inc., incorporated herein by reference to Exhibit 2.2.5 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 25, 2014

*2.2
Stock Purchase Agreement, dated as of November 1, 2015, between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and TreeHouse Foods, Inc., incorporated herein by reference to Exhibit 2.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on November 2, 2015

*2.2.1
First Amendment to Stock Purchase Agreement, dated as of January 29, 2016, by and between Bay Valley Foods LLC (as successor in interest to TreeHouse Foods, Inc.) and Conagra Brands, Inc., incorporated herein by reference to Exhibit 2.3.1 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 28, 2017

2.2.2
Second Amendment to Stock Purchase Agreement, dated as of February 14, 2017, by and between Bay Valley Foods LLC and Conagra Brands, Inc., incorporated herein by reference to Exhibit 2.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 26, 2017

*2.3
Separation and Distribution Agreement, dated as of November 8, 2016, by and between Conagra Brands, Inc. (formerly known as ConAgra Foods, Inc.) and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 2.1 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on November 10, 2016

*2.4
Agreement and Plan of Merger, dated June 26, 2018, by and among Conagra Brands, Inc., Pinnacle Foods Inc. and Patriot Merger Sub Inc., incorporated herein by reference to Exhibit 2.1 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on June 27, 2018

3.1
Amended and Restated Certificate of Incorporation of Conagra Brands, Inc., incorporated herein by reference to Exhibit 3.1 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on November 10, 2016

3.2	Amended and Restated By-Laws of Conagra Brands, Inc., incorporated herein by reference to Exhibit 3.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on May 23, 2017

4.1
Indenture, dated as of October 8, 1990, between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A. and The Chase Manhattan Bank (National Association)), as trustee, incorporated by reference to Exhibit 4.1 of Conagra Brands’ Registration Statement on Form S-3 (Registration No. 033-36967)

4.2
Indenture, dated as of October 12, 2017, between Conagra Brands, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated herein by reference to Exhibit 4.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on October 12, 2017

4.2.1
First Supplemental Indenture, dated as of October 12, 2017, between Conagra Brands, Inc. and Wells Fargo Bank, National Association, as trustee (including Form of Note), incorporated herein by reference to Exhibit 4.2 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on October 12, 2017

**10.1
ConAgra Foods, Inc. Amended and Restated Non-Qualified CRISP Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended November 23, 2008

**10.1.1
Amendment One dated November 29, 2010 to the ConAgra Foods, Inc. Amended and Restated Non-Qualified CRISP Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 27, 2011

**10.2
ConAgra Foods, Inc. Non-Qualified Pension Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended November 23, 2008

**10.2.1
Amendment One dated December 3, 2009 to ConAgra Foods, Inc. Nonqualified Pension Plan, incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 28, 2010

**10.2.2
Amendment Two dated November 29, 2010 to the ConAgra Foods, Inc. Non-Qualified Pension Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 27, 2011

**10.2.3
Amendment Three to ConAgra Foods, Inc. Nonqualified Pension Plan (January 1, 2009 Restatement), dated December 22, 2016, incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 26, 2017

**10.2.4
Amendment Four to Conagra Brands, Inc. Nonqualified Pension Plan (January 1, 2009 Restatement), dated December 19, 2017, incorporated herein by reference to Exhibit 10.2.4 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended November 26, 2017

**10.3
ConAgra Foods, Inc. Directors’ Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.4 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended November 23, 2008

**10.3.1
Amendment One dated December 10, 2010 to ConAgra Foods, Inc. Directors’ Deferred Compensation Plan (September, 2009 Restatement), incorporated herein by reference to Exhibit 10.4 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 27, 2011

**10.3.2	Conagra Brands, Inc. Directors’ Deferred Compensation Plan (2018 Restatement), effective as of May 1, 2018

**10.4
ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.3 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended November 23, 2008

**10.4.1
Amendment One dated December 3, 2009 to the ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 28, 2010

**10.4.2
Amendment Two dated November 29, 2010 to ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.3 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 27, 2011

**10.4.3
Amendment Three dated March 6, 2013 to ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 24, 2013

**10.4.4
Amendment Four dated May 21, 2013 to ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.4.4 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 26, 2013

**10.4.5
Amendment Five dated December 9, 2013 to ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 23, 2014

**10.4.6
Amendment Six to ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), dated December 22, 2016, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 26, 2017

**10.4.7
Conagra Brands, Inc. Voluntary Deferred Compensation Plan (Effective January 1, 2017), incorporated herein by reference to Exhibit 10.4.7 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended August 27, 2017

**10.4.8
First Amendment to Conagra Brands, Inc. Voluntary Deferred Compensation Plan (January 1, 2017 Restatement), incorporated herein by reference to Exhibit 10.4.8 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended November 26, 2017

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

**10.7	ConAgra Foods, Inc. 2014 Stock Plan, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on September 22, 2014

**10.7.1	First Amendment to ConAgra Foods, Inc. 2014 Stock Plan, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on December 15, 2017

**10.7.2
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the ConAgra Foods, Inc. 2014 Stock Plan, incorporated herein by reference to Exhibit 10.10.1 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 31, 2015

**10.7.3
Form of Restricted Stock Unit Agreement (Cash-Settled) under the ConAgra Foods, Inc. 2014 Stock Plan, incorporated herein by reference to Exhibit 10.10.2 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 31, 2015

**10.7.4
Form of Restricted Stock Unit Agreement (Stock-Settled) under the ConAgra Foods, Inc. 2014 Stock Plan, incorporated herein by reference to Exhibit 10.10.3 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 31, 2015

**10.7.5
Form of Nonqualified Stock Option Agreement for Employees under the ConAgra Foods, Inc. 2014 Stock Plan, incorporated herein by reference to Exhibit 10.10.4 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 31, 2015

**10.7.6
Form of Retention Restricted Stock Unit Agreement (Stock Settled) under the ConAgra Foods, Inc. 2014 Stock Plan, incorporated herein by reference to Exhibit 10.3 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended August 30, 2015

**10.7.7
Form of Restricted Stock Unit Agreement (Cash or Stock Settled) under ConAgra Foods, Inc. 2014 Stock Plan, incorporated herein by reference to Exhibit 10.7.6 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended August 27, 2017

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

**10.10
ConAgra Foods, Inc. 2008 Performance Share Plan, effective July 16, 2008, incorporated herein by reference to Exhibit 10.3 of Conagra Brands’ Quarterly Report on Form 10-Q for quarter ended August 24, 2008

**10.10.1
First Amendment to ConAgra Foods, Inc. 2008 Performance Share Plan, dated July 19, 2017, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on July 25, 2017

**10.11
CEO Performance Share Plan for Transitional Awards, effective February 12, 2015, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on February 12, 2015

**10.12
CSCO Performance Share Plan for Transitional Awards, effective September 24, 2015, incorporated herein by reference to Exhibit 10.12 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 28, 2017

**10.13
Amendment to Certain Equity Awards and Agreements Pursuant to the ConAgra Foods Inc. 2015 Voluntary Retirement Program and 2015 SG&A Reduction Program, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended November 29, 2015

**10.14
ConAgra Foods, Inc. Deferred Compensation Plan Requirements dated December 10, 2010, incorporated herein by reference to Exhibit 10.7 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 27, 2011

**10.15
Form of Amended and Restated Change of Control Agreement between ConAgra Foods and its executives (pre September 2011), incorporated herein by reference to Exhibit 10.14 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended November 23, 2008

**10.16
Form of Change of Control Agreement between ConAgra Foods and its executives (post September 2011), as amended and restated on February 18, 2015, incorporated herein by reference to Exhibit 10.16.1 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 31, 2015

**10.17
Change of Control Agreement, dated as of February 12, 2015, between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and Sean Connolly, incorporated herein by reference to Exhibit 10.3 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on February 12, 2015

**10.18
Employment Agreement, dated as of February 12, 2015, between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and Sean Connolly, incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on February 12, 2015

**10.18.1
Amendment to Employment Agreement dated December 31, 2015, effective January 1, 2016, by and between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and Sean Connolly, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 28, 2016

**10.19
Form of Executive Time Sharing Agreement, as adopted on February 18, 2015, incorporated herein by reference to Exhibit 10.17 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 31, 2015

**10.20
Letter Agreement, by and between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and David Marberger, dated as of July 13, 2016, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the Quarter Ended August 28, 2016

**10.21
Transition and Non-Competition Agreement, dated August 29, 2016, by and between Conagra Brands, Inc. and John F. Gehring, incorporated herein by reference to Exhibit 10.1 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on September 2, 2016

**10.21.1
Interim Position and Non-Compete Agreement, dated as of September 28, 2016, by and between Conagra Brands, Inc. and John Gehring, incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Quarterly Report on Form 10-Q for the Quarter Ended November 27, 2016

**10.22
Letter Agreement, dated September 10, 2015, by and between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and David Biegger, incorporated herein by reference to Exhibit 10.22 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 28, 2017

10.23
Revolving Credit Agreement, dated as of February 16, 2017, among Conagra Brands, Inc., Bank of America N.A., as administrative agent and a lender, JPMorgan Chase Bank, N.A. as syndication agent and a lender, and other financial institutions party thereto, incorporated herein by reference to Exhibit 10.1 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on February 17, 2017

10.24
Letter Agreement, entered into as of January 15, 2016, between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and Bank of America, N.A., as lender, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on January 20, 2016

10.25
Letter Agreement, entered into as of January 15, 2016, between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and Goldman Sachs Bank USA, as lender, incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on January 20, 2016

10.26
Letter Agreement, entered into as of January 15, 2016, between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and Wells Fargo Bank, National Association, as lender, incorporated herein by reference to Exhibit 10.3 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on January 20, 2016

10.27
Term Loan Agreement, dated as of February 22, 2018, between Conagra Brands, Inc. and Bank of America, N.A., as administrative agent and lender, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on February 27, 2018

10.28
Term Loan Agreement, dated July 11, 2018, by and among Conagra Brands, Inc. and Bank of America, N.A., as administrative agent and a lender, Goldman Sachs Bank USA, as syndication agent and a lender, and the other financial institutions party thereto, incorporated herein by reference to Exhibit 10.1 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on July 17, 2018

10.29
Amended and Restated Revolving Credit Agreement, dated July 11, 2018, by and among Conagra Brands, Inc. and Bank of America, N.A., as administrative agent and a lender, JPMorgan Chase Bank, N.A., as syndication agent and a lender, and the other financial institutions party thereto, incorporated herein by reference to Exhibit 10.2 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on July 17, 2018

10.30
Cooperation Agreement, dated as of July 8, 2015, between JANA Partners LLC and Conagra Brands, Inc. (formerly ConAgra Foods, Inc.), incorporated herein by reference to Exhibit 99.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on July 8, 2015

10.30.1
Amended and Restated Cooperation Agreement, dated as of May 27, 2016, between JANA Partners LLC and Conagra Brands, Inc., incorporated herein by reference to Exhibit 99.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on May 31, 2016

10.30.2
Letter Agreement, dated May 10, 2017, between JANA Partners LLC and Conagra Brands, Inc. incorporated herein by reference to Exhibit 99.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on May 15, 2017

10.30.3
Amendment, dated as of May 2, 2018, to the Amended and Restated Cooperation Agreement, dated May 27, 2016, between JANA Partners LLC and Conagra Brands, Inc., incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on May 4, 2018

10.31
Tax Matters Agreement, dated as of November 8, 2016, by and between Conagra Brands, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 10.1 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on November 10, 2016

**10.32
Employee Matters Agreement, dated as of November 8, 2016, by and between Conagra Brands, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 10.2 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on November 10, 2016

10.33
Transition Services Agreement, dated as of November 8, 2016, by and between Conagra Brands, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 10.3 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on November 10, 2016

10.33.1
Extension of Transition Services Agreement, dated as of October 9, 2017, between Conagra Brands, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 10.31.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended November 26, 2017

10.34
Trademark License Agreement, dated as of November 8, 2016, by and between ConAgra Foods RDM, Inc. and ConAgra Foods Lamb Weston, Inc., incorporated herein by reference to Exhibit 10.4 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on November 10, 2016

10.34.1
First Amendment to Trademark License Agreement, dated March 20, 2017, by and between ConAgra Foods RDM, Inc. and Lamb Weston, Inc. (formerly known as ConAgra Foods Lamb Weston, Inc.), incorporated herein by reference to Exhibit 10.32.1 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 28, 2017

12	Statement regarding computation of ratio of earnings to fixed charges

21	Subsidiaries of Conagra Brands, Inc.

23	Consent of KPMG LLP

24	Powers of Attorney

31.1	Section 302 Certificate

31.2	Section 302 Certificate

32	Section 906 Certificates

101
The following materials from Conagra Brands' Annual Report on Form 10-K for the year ended May 27, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Common Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

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
July 20, 2018

By:	/s/ DAVID S. MARBERGER
David S. Marberger
Executive Vice President and Chief Financial Officer
July 20, 2018

By:	/s/ ROBERT G. WISE
Robert G. Wise
Senior Vice President and Corporate Controller
July 20, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 20th day of July, 2018.

Sean M. Connolly*	Director
Bradley A. Alford*	Director
Anil Arora*	Director
Thomas K. Brown*	Director
Stephen G. Butler*	Director
Thomas W. Dickson*	Director
Steven F. Goldstone*	Director
Joie A. Gregor*	Director
Rajive Johri*	Director
Richard H. Lenny*	Director
Ruth Ann Marshall*	Director
Craig P. Omtvedt*	Director
*     David S. Marberger, by signing his name hereto, signs this annual report on Form 10-K on behalf of each person indicated. Powers-of-Attorney authorizing David S. Marberger to sign this annual report on Form 10-K on behalf of each of the indicated Directors of Conagra Brands, Inc. have been filed herewith as Exhibit 24.

By:	/s/ DAVID S. MARBERGER
David S. Marberger
Attorney-In-Fact