Form 10-Q
period 2018-08-26
CONAGRA BRANDS INC.
filed 2018-10-02
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 26, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒ Accelerated filer  ☐ Non-accelerated filer    ☐  Smaller reporting company   ☐ Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of issuer’s common stock, as of August 26, 2018, was 391,739,943.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Conagra Brands, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions except per share amounts)
(unaudited)

	Thirteen weeks ended
	August 26, 2018	August 27, 2017
Net sales	$1,834.4	$1,804.2
Costs and expenses:
Cost of goods sold	1,318.9	1,285.2
Selling, general and administrative expenses	257.3	259.6
Pension and postretirement non-service income	(10.2)	(20.6)
Interest expense, net	49.0	36.4
Income from continuing operations before income taxes and equity method investment earnings	219.4	243.6
Income tax expense	57.4	120.0
Equity method investment earnings	16.2	30.0
Income from continuing operations	178.2	153.6
Loss from discontinued operations, net of tax	—	(0.3)
Net income	$178.2	$153.3
Less: Net income attributable to noncontrolling interests	—	0.8
Net income attributable to Conagra Brands, Inc.	$178.2	$152.5
Earnings per share — basic
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$0.45	$0.37
Income from discontinued operations attributable to Conagra Brands, Inc. common stockholders	—	—
Net income attributable to Conagra Brands, Inc. common stockholders	$0.45	$0.37
Earnings per share — diluted
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$0.45	$0.36
Income from discontinued operations attributable to Conagra Brands, Inc. common stockholders	—	—
Net income attributable to Conagra Brands, Inc. common stockholders	$0.45	$0.36
Cash dividends declared per common share	$0.2125	$0.2125
See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Thirteen weeks ended
	August 26, 2018			August 27, 2017
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income	$235.6	$(57.4)	$178.2	$273.4	$(120.1)	$153.3
Other comprehensive income:
Unrealized derivative adjustments	(57.9)	14.5	(43.4)	—	—	—
Unrealized gains on available-for-sale securities	—	—	—	0.3	(0.1)	0.2
Unrealized currency translation gains (losses)	(3.0)	—	(3.0)	32.6	(0.1)	32.5
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	(0.4)	—	(0.4)	0.1	—	0.1
Reclassification for pension and post-employment benefit obligations included in net income	(0.2)	0.1	(0.1)	(0.1)	—	(0.1)
Comprehensive income	174.1	(42.8)	131.3	306.3	(120.3)	186.0
Comprehensive income (loss) attributable to noncontrolling interests	(2.1)	(0.2)	(2.3)	2.0	(0.2)	1.8
Comprehensive income attributable to Conagra Brands, Inc.	$176.2	$(42.6)	$133.6	$304.3	$(120.1)	$184.2

See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions except share data)
(unaudited)

	August 26, 2018	May 27, 2018
ASSETS
Current assets
Cash and cash equivalents	$74.8	$128.0
Receivables, less allowance for doubtful accounts of $1.7 and $2.0	599.2	582.6
Inventories	1,108.5	997.1
Prepaid expenses and other current assets	224.7	186.8
Current assets held for sale	39.3	44.4
Total current assets	2,046.5	1,938.9
Property, plant and equipment	4,111.8	4,062.2
Less accumulated depreciation	(2,475.5)	(2,442.1)
Property, plant and equipment, net	1,636.3	1,620.1
Goodwill	4,499.4	4,502.5
Brands, trademarks and other intangibles, net	1,275.2	1,284.5
Other assets	915.9	906.3
Noncurrent assets held for sale	111.7	137.2
	$10,485.0	$10,389.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$304.1	$277.3
Current installments of long-term debt	307.5	307.0
Accounts payable	984.0	915.1
Accrued payroll	93.9	163.9
Other accrued liabilities	743.9	672.9
Total current liabilities	2,433.4	2,336.2
Senior long-term debt, excluding current installments	3,037.8	3,035.6
Subordinated debt	195.9	195.9
Other noncurrent liabilities	1,002.9	1,065.2
Total liabilities	6,670.0	6,632.9
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,907,172	2,839.7	2,839.7
Additional paid-in capital	1,165.6	1,180.0
Retained earnings	4,841.5	4,744.9
Accumulated other comprehensive loss	(155.7)	(110.5)
Less treasury stock, at cost, 176,167,229 and 177,078,193 common shares	(4,954.6)	(4,977.9)
Total Conagra Brands, Inc. common stockholders' equity	3,736.5	3,676.2
Noncontrolling interests	78.5	80.4
Total stockholders' equity	3,815.0	3,756.6
	$10,485.0	$10,389.5
See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Thirteen Weeks Ended
	August 26, 2018	August 27, 2017
Cash flows from operating activities:
Net income	$178.2	$153.3
Loss from discontinued operations	—	(0.3)
Income from continuing operations	178.2	153.6
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	63.7	64.7
Asset impairment charges	0.5	6.0
Gain on divestiture	(13.3)	—
Earnings of affiliates in excess of distributions	(3.0)	(30.0)
Stock-settled share-based payments expense	11.4	8.2
Contributions to pension plans	(4.2)	(3.8)
Pension benefit	(6.9)	(12.6)
Other items	7.4	5.5
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Receivables	(18.9)	(13.7)
Inventories	(115.1)	(138.4)
Deferred income taxes and income taxes payable, net	49.4	132.1
Prepaid expenses and other current assets	(24.1)	(6.5)
Accounts payable	50.4	67.8
Accrued payroll	(70.0)	(72.1)
Other accrued liabilities	(10.8)	(19.3)
Net cash flows from operating activities — continuing operations	94.7	141.5
Net cash flows from operating activities — discontinued operations	—	(5.5)
Net cash flows from operating activities	94.7	136.0
Cash flows from investing activities:
Additions to property, plant and equipment	(86.1)	(42.6)
Sale of property, plant and equipment	17.2	4.0
Proceeds from divestiture	30.3	—
Other items	0.1	—
Net cash flows from investing activities	(38.5)	(38.6)
Cash flows from financing activities:
Net short-term borrowings	26.8	295.3
Bridge financing fees and other	(35.1)	—
Payment of intangible asset financing arrangement	(14.0)	(14.4)
Repurchase of Conagra Brands, Inc. common shares	—	(300.0)
Cash dividends paid	(83.0)	(83.3)
Exercise of stock options and issuance of other stock awards, including tax withholdings	(2.4)	(2.4)
Other items	(1.9)	(2.3)
Net cash flows from financing activities	(109.6)	(107.1)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	0.2	9.7
Net change in cash and cash equivalents and restricted cash	(53.2)	—
Cash and cash equivalents and restricted cash at beginning of period	129.0	252.4
Cash and cash equivalents and restricted cash at end of period	$75.8	$252.4
See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 26, 2018 and August 27, 2017
(columnar dollars in millions except per share amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. The adjustments are of a normal recurring nature, except as otherwise noted. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Conagra Brands, Inc. (formerly ConAgra Foods, Inc., the "Company", "we", "us", or "our") Annual Report on Form 10-K for the fiscal year ended May 27, 2018.
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
Revenue Recognition — Our revenues primarily consist of the sale of food products which are sold to retailers and foodservice customers through direct sales forces, broker, and distributor arrangements. These revenue contracts generally have single performance obligations. Revenue, which includes shipping and handling charges billed to the customer, is reported net of variable consideration and consideration payable to our customers, including applicable discounts, returns, allowances, trade promotion, consumer coupon redemption, unsaleable product, and other costs. Amounts billed and due from our customers are classified as receivables and require payment on a short-term basis and, therefore, we do not have any significant financing components.
We recognize revenue when (or as) performance obligations are satisfied by transferring control of the goods to customers. Control is transferred upon delivery of the goods to the customer. Shipping and/or handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs. We assess the goods and services promised in our customers' purchase orders and identify a performance obligation for each promise to transfer a good or service (or bundle of goods or services) that is distinct.
We offer various forms of trade promotions and the methodologies for determining these provisions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. Our promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in-store displays and events, feature price discounts, consumer coupons, and loyalty programs. The costs of these activities are recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. Differences between estimated expense and actual redemptions are recognized as a change in management estimate in a subsequent period.
Comprehensive Income — Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments (prior to the adoption of ASU 2016-01), and changes in prior service cost and net actuarial gains (losses) from pension (for amounts not in excess of the 10% corridor) and post-retirement health care plans. On foreign investments we deem to be essentially permanent in nature, we do not provide for taxes on currency translation adjustments arising from converting an investment denominated in a foreign currency to U.S. dollars. When we determine that a foreign investment, as well as undistributed earnings, are no longer permanent in nature, estimated taxes will be provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments.

The following table details the accumulated balances for each component of other comprehensive income, net of tax:

	August 26, 2018	May 27, 2018
Currency translation losses, net of reclassification adjustments	$(95.4)	$(94.7)
Derivative adjustments, net of reclassification adjustments	(42.4)	1.0
Unrealized gains on available-for-sale securities	—	0.6
Pension and post-employment benefit obligations, net of reclassification adjustments	(17.9)	(17.4)
Accumulated other comprehensive loss [1]	$(155.7)	$(110.5)
1 Net of unrealized gains on available-for-sale securities of $0.6 million reclassified to retained earnings as a result of the adoption of ASU 2016-01.

The following table summarizes the reclassifications from accumulated other comprehensive loss into income:

	Thirteen weeks ended		Affected Line Item in the Condensed Consolidated Statement of Earnings[1]
	August 26, 2018	August 27, 2017
Pension and postretirement liabilities:
Net prior service cost (benefit)	$0.2	$(0.1)	Pension and postretirement non-service income
Net actuarial gain	(0.4)	—	Pension and postretirement non-service income
	(0.2)	(0.1)	Total before tax
	0.1	—	Income tax expense
	$(0.1)	$(0.1)	Net of tax
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
Accounting Changes — In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("Topic 606"), which replaces most existing revenue recognition guidance in U.S. GAAP, including industry-specific requirements. Topic 606 provides companies with a single revenue recognition model for recognizing revenue with customers; specifically requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.
We utilized a comprehensive approach to evaluate and document the impact of the guidance on our current accounting policies and practices in order to identify material differences, if any, that would result from applying the new requirements to our revenue contracts. We did not identify any material differences resulting from applying the new requirements to our revenue contracts. In addition, we did not identify any significant changes to our business processes, systems, and controls to support recognition and disclosure requirements under the new guidance. We adopted the provisions of this ASU in fiscal 2019 utilizing the modified retrospective method. We recorded a $0.5 million cumulative effect adjustment, net of tax, to the opening balance of fiscal 2019 retained earnings, a decrease to receivables of $7.6 million, an increase to inventories of $2.8 million, an increase to prepaid expenses and other current assets of $6.9 million, an increase to other accrued liabilities of $1.4 million, and an increase to other noncurrent liabilities of $0.2 million. The adjustments primarily related to the timing of recognition of certain customer charges, trade promotional expenditures, and volume discounts.

The effect of the changes made to our Condensed Consolidated Balance Sheet as of August 26, 2018 for the adoption of Topic 606 was as follows:

	As Reported	Adjustments	Balances without Adoption of Topic 606
Current assets
Receivables, less allowance for doubtful accounts	$599.2	$7.9	$607.1
Inventories	1,108.5	(3.2)	1,105.3
Prepaid expenses and other current assets	224.7	(22.5)	202.2
Current liabilities
Other accrued liabilities	743.9	(1.1)	742.8
Other noncurrent liabilities	1,002.9	(4.2)	998.7
The effect of the changes made to our Condensed Consolidated Statement of Earnings for the adoption of Topic 606 was as follows:

	Thirteen weeks ended August 26, 2018
	As Reported	Adjustments	Balances without Adoption of Topic 606
Net sales	$1,834.4	$(9.3)	$1,825.1
Cost of goods sold	1,318.9	6.8	1,325.7
Income from continuing operations before income taxes and equity method investment earnings	219.4	(16.1)	203.3
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The effective date for this standard is for fiscal years beginning after December 31, 2017. We adopted this ASU in fiscal 2019. The adoption of this guidance did not have a material impact to our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. We adopted this ASU retrospectively in fiscal 2019. The adoption of this guidance did not have a material impact to our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, which provides amendments to current guidance to address the classifications and presentation of changes in restricted cash in the statement of cash flows. We adopted this ASU retrospectively in fiscal 2019. The adoption of this guidance did not have a material impact to our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We adopted this ASU prospectively in fiscal 2019. The adoption of this guidance did not have a material impact to our consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires companies to present the service cost component of net benefit cost in the same line items in which they report compensation cost. Companies are required to present all other components of net benefit cost outside operating income, if this subtotal is presented. In addition, the new standard requires that only the service cost component of net periodic benefit expense is eligible for capitalization. The new standard requires retrospective adoption of the presentation of net periodic benefit expense and prospective application of the capitalization of the service cost component. We adopted this ASU in fiscal 2019. As a result, the following amounts were reclassified in the first quarter of fiscal 2018 to correspond to the current year presentation:

Thirteen weeks ended
August 27, 2017
Reclassified from Selling, general and administrative expense	$20.6
Reclassified to Pension and postretirement non-service income	$20.6

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP. The amendments in this update better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The effective date for the standard is for fiscal years beginning after December 15, 2018. We elected to early adopt this ASU in fiscal 2019. The adoption of this guidance did not have a material impact to our consolidated financial statements. See Note 8 for a discussion of our derivatives.
Recently Issued Accounting Standards — In February 2016, the FASB issued ASU 2016-02, Leases, Topic 842, which requires lessees to reflect most leases on their balance sheet as assets and obligations. The effective date for the standard is for fiscal years beginning after December 15, 2018. Early adoption is permitted. We are evaluating the effect that this standard will have on our consolidated financial statements and related disclosures. The standard can be applied using the modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented. Entities may also elect the optional transition method provided under ASU 2018-11, Leases, Topic 842: Targeted Improvement, issued in July 2018, allowing for application of the standard at the adoption date, with recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

2. ACQUISITIONS
On June 26, 2018, we entered into a definitive merger agreement with Pinnacle Foods Inc. ("Pinnacle") under which we will acquire all outstanding shares of Pinnacle common stock in a cash and stock transaction valued at approximately $10.9 billion, including Pinnacle's outstanding net debt. Under the terms of the transaction, Pinnacle shareholders will receive $43.11 per share in cash and 0.6494 shares of our common stock for each share of Pinnacle common stock held. The implied price of $68.00 per Pinnacle share is based on the volume-weighted average price of our stock for the five days ended June 21, 2018. The planned acquisition is expected to close by the end of October 2018 and remains subject to the approval of Pinnacle shareholders and the satisfaction of other customary closing conditions.
In February 2018, we acquired the Sandwich Bros. of Wisconsin® business, maker of frozen breakfast and entree flatbread pocket sandwiches, for a cash purchase price of $87.3 million, net of cash acquired, including working capital adjustments. Approximately $57.8 million has been classified as goodwill, and $9.7 million and $7.1 million have been classified as non-amortizing and amortizing intangible assets, respectively. The amount allocated to goodwill is deductible for tax purposes. The business is included in the Refrigerated & Frozen segment.
In October 2017, we acquired Angie's Artisan Treats, LLC, maker of Angie's® BOOMCHICKAPOP® ready-to-eat popcorn, for a cash purchase price of $249.8 million, net of cash acquired, including working capital adjustments. Approximately $155.1 million has been classified as goodwill, of which $95.4 million is deductible for income tax purposes. Approximately $73.8 million and $10.3 million of the purchase price have been allocated to non-amortizing and amortizing intangible assets, respectively. The business is primarily included in the Grocery & Snacks segment, and to a lesser extent within the International segment.
These acquisitions collectively contributed $37.4 million to net sales during the first quarter of fiscal 2019.
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

3. DISCONTINUED OPERATIONS AND OTHER DIVESTITURES
Lamb Weston Spinoff
On November 9, 2016, we completed the spinoff of our Lamb Weston business (the "Spinoff"). As of such date, we did not beneficially own any equity interest in Lamb Weston and no longer consolidated Lamb Weston into our financial results. Included within discontinued operations for the first quarter of fiscal 2018 was an after-tax loss of $0.2 million ($0.3 million pre-tax loss) related to the Lamb Weston business. We entered into a transition services agreement in connection with the Spinoff and recognized $1.3 million of income for the performance of services during the first quarter of fiscal 2018 within selling, general and administrative ("SG&A") expenses.
Private Brands Operations
On February 1, 2016, pursuant to the Stock Purchase Agreement, dated as of November 1, 2015, we completed the disposition of our Private Brands operations to TreeHouse Foods, Inc. We entered into a transition services agreement with TreeHouse Foods, Inc. and recognized $1.7 million of income for the performance of services during the first quarter of fiscal 2018 within SG&A expenses.

Other Divestitures
During the first quarter of fiscal 2019, we completed the sale of our Del Monte® processed fruit and vegetable business in Canada, which is part of our International segment, to Bonduelle Group for proceeds of $39.9 million Canadian dollars, which was approximately $30.3 million U.S. dollars at the exchange rate on the date of close. The final proceeds are subject to working capital adjustments. We recognized a gain on the sale of $13.3 million recognized within SG&A expenses. The assets of this business have been reclassified as assets held for sale within our Condensed Consolidated Balance Sheets for periods prior to the divestiture.
The assets classified as held for sale reflected in our Condensed Consolidated Balance Sheets related to the Del Monte® processed fruit and vegetable business in Canada were as follows:

May 27, 2018
Current assets	$6.1
Noncurrent assets (including goodwill of $5.8 million)	11.5
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
The assets classified as held for sale reflected in our Condensed Consolidated Balance Sheets related to the Wesson® oil business were as follows:

	August 26, 2018	May 27, 2018
Current assets	$39.3	$37.7
Noncurrent assets (including goodwill of $74.5 million)	101.3	101.0
In addition, we are actively marketing certain other assets. These assets have been reclassified as assets held for sale within our Condensed Consolidated Balance Sheets for all periods presented. The balance of these assets classified as held for sale was $10.4 million in our Corporate segment at August 26, 2018 and $10.4 million and $14.9 million in our Corporate and Grocery & Snacks segments, respectively, at May 27, 2018.

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
Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions initiated through the end of the first quarter of fiscal 2019, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of August 26, 2018, our Board of Directors has approved the incurrence of up to $900.9 million of expenses in connection with the SCAE Plan, including expenses allocated for the Private Brands and Lamb Weston operations. We have incurred or expect to incur approximately $469.8 million of charges ($322.0 million of cash charges and $147.8 million of non-cash charges) for actions identified to date under the SCAE Plan related to our continuing operations. In the first quarter of fiscal 2019 and 2018, we recognized charges of $0.6 million and $11.4 million, respectively, in association with the SCAE Plan related to our continuing operations. We expect to incur costs related to the SCAE Plan over a multi-year period.

We anticipate that we will recognize the following pre-tax expenses in association with the SCAE Plan related to our continuing operations (amounts include charges recognized from plan inception through the first quarter of fiscal 2019):

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Corporate	Total
Multi-employer pension costs	$32.5	$—	$—	$—	$—	$32.5
Accelerated depreciation	37.2	18.6	—	—	1.2	57.0
Other cost of goods sold	11.6	2.1	—	—	—	13.7
Total cost of goods sold	81.3	20.7	—	—	1.2	103.2
Severance and related costs, net	26.3	10.3	3.9	7.9	102.1	150.5
Fixed asset impairment (net of gains on disposal)	5.2	6.9	—	—	11.2	23.3
Accelerated depreciation	—	—	—	—	4.1	4.1
Contract/lease termination expenses	1.0	0.6	0.9	—	85.0	87.5
Consulting/professional fees	1.0	0.4	0.1	—	53.8	55.3
Other selling, general and administrative expenses	16.3	3.5	—	—	23.8	43.6
Total selling, general and administrative expenses	49.8	21.7	4.9	7.9	280.0	364.3
Total	$131.1	$42.4	$4.9	$7.9	$281.2	$467.5
Pension and postretirement non-service income						2.3
Consolidated total						$469.8
During the first quarter of fiscal 2019, we recognized the following pre-tax expenses for the SCAE Plan related to our continuing operations:

	Grocery & Snacks	International	Corporate	Total
Multi-employer pension costs	$0.2	$—	$—	$0.2
Accelerated depreciation	1.4	—	—	1.4
Other cost of goods sold	0.7	—	—	0.7
Total cost of goods sold	2.3	—	—	2.3
Severance and related costs, net	(1.3)	0.2	(0.6)	(1.7)
Fixed asset impairment (net of gains on disposal)	(0.9)	—	—	(0.9)
Contract/lease termination expenses	—	—	0.5	0.5
Consulting/professional fees	—	—	0.1	0.1
Other selling, general and administrative expenses	—	—	0.9	0.9
Total selling, general and administrative expenses	(2.2)	0.2	0.9	(1.1)
Total	$0.1	$0.2	$0.9	$1.2
Pension and postretirement non-service income				(0.6)
Consolidated total				$0.6
Included in the above table are $0.1 million of charges that have resulted or will result in cash outflows and $0.5 million in non-cash charges.

We recognized the following cumulative (plan inception to August 26, 2018) pre-tax expenses related to the SCAE Plan related to our continuing operations in our Condensed Consolidated Statements of Earnings:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Corporate	Total
Multi-employer pension costs	$32.5	$—	$—	$—	$—	$32.5
Accelerated depreciation	34.4	18.6	—	—	1.2	54.2
Other cost of goods sold	11.0	2.1	—	—	—	13.1
Total cost of goods sold	77.9	20.7	—	—	1.2	99.8
Severance and related costs, net	25.2	10.3	3.9	7.9	101.3	148.6
Fixed asset impairment (net of gains on disposal)	5.2	6.9	—	—	11.2	23.3
Accelerated depreciation	—	—	—	—	4.1	4.1
Contract/lease termination expenses	1.0	0.6	0.9	—	84.8	87.3
Consulting/professional fees	1.0	0.4	0.1	—	52.3	53.8
Other selling, general and administrative expenses	15.8	3.3	—	—	22.6	41.7
Total selling, general and administrative expenses	48.2	21.5	4.9	7.9	276.3	358.8
Total	$126.1	$42.2	$4.9	$7.9	$277.5	$458.6
Pension and postretirement non-service income						2.3
Consolidated total						$460.9
Included in the above results are $316.2 million of charges that have resulted or will result in cash outflows and $144.7 million in non-cash charges. Not included in the above results are $130.2 million of pre-tax expenses ($84.5 million of cash charges and $45.7 million of non-cash charges) related to the Private Brands operations, which we sold in the third quarter of fiscal 2016, and $2.1 million of pre-tax expenses (all resulting in cash charges) related to Lamb Weston.
Liabilities recorded for the SCAE Plan related to our continuing operations and changes therein for the first quarter of fiscal 2019 were as follows:

	Balance at May 27, 2018	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at August 26, 2018
Multi-employer pension costs	$32.3	$—	$—	$0.2	$32.5
Severance and related costs	6.3	—	(3.6)	(1.7)	1.0
Consulting/professional fees	0.1	0.1	(0.2)	—	—
Contract/lease termination	4.9	—	(1.6)	0.5	3.8
Other costs	0.2	1.6	(1.1)	—	0.7
Total	$43.8	$1.7	$(6.5)	$(1.0)	$38.0

5. LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

During the first quarter of fiscal 2019, we entered into an amended and restated revolving credit agreement (the "Revolving Credit Agreement") with a syndicate of financial institutions providing for a revolving credit facility in a maximum aggregate principal amount outstanding at any one time of $1.6 billion (subject to increase to a maximum aggregate principal amount of $2.1 billion). It replaces the existing revolving credit facility and matures on July 11, 2023. As of August 26, 2018, there were no outstanding borrowings under the revolving credit facility.
In connection with the planned acquisition of Pinnacle (see Note 2), we secured $9.0 billion in fully committed bridge financing from affiliates of Goldman Sachs Group, Inc. The commitments under the committed bridge financing were subsequently reduced by the amounts of a term loan agreement we entered into on July 11, 2018 with a syndicate of financial institutions providing for term loans to us in an aggregate principal amount of up to $1.3 billion (the "New Term Loan Facility"). The funding under the New Term Loan Facility is anticipated to occur simultaneously with the closing date of the acquisition. In connection with the acquisition, we expect to incur an aggregate of up to $8.3 billion of long-term debt, including for the payment of the cash portion of the merger consideration, the repayment of Pinnacle debt, the refinancing of certain Conagra debt, and the payment of related fees and expenses. The permanent financing is also expected to include approximately $575 million of incremental cash proceeds from the issuance of equity and/or divestitures.
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
Our most restrictive debt agreements (the Revolving Credit Agreement and the term loan agreements) generally require our ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest expense to be not less than 3.0 to 1.0 and our ratio of funded debt to EBITDA to not exceed certain specified levels, with each ratio to be calculated on a rolling four-quarter basis. As of August 26, 2018, we were in compliance with all financial covenants.
Net interest expense from continuing operations consists of:

	Thirteen weeks ended
	August 26, 2018	August 27, 2017
Long-term debt	$42.9	$38.1
Short-term debt	7.5	0.4
Interest income	(0.6)	(0.9)
Interest capitalized	(0.8)	(1.2)
	$49.0	$36.4
In connection with the bridge financing, we have incurred costs of $32.2 million, which are being amortized within interest expense over the commitment period. Our net interest expense included $5.6 million for the first quarter of fiscal 2019 as a result of this amortization.

6. VARIABLE INTEREST ENTITIES
Variable Interest Entities Not Consolidated
We lease a certain office building from an entity that we have determined to be a variable interest entity. The lease agreement with this entity includes a fixed-price purchase option for the asset being leased. The lease agreement also contains a contingent put option (the "lease put option") that allows the lessor to require us to purchase the building at the greater of original construction cost, or fair market value, without a lease agreement in place (the "put price") in certain limited circumstances. As a result of substantial impairment charges related to our divested Private Brands operations, this lease put option became exercisable. We are amortizing the difference between the put price and the estimated fair value (without a lease agreement in place) of the property over the remaining lease term within SG&A expenses. As of August 26, 2018 and May 27, 2018, the estimated amount by which the put option price exceeded the estimated fair value of the property was $8.2 million, of which we had accrued $1.3 million and $1.2 million, respectively. This lease is accounted for as an operating lease, and accordingly, there are no material assets and liabilities, other than the accrued portion of the put price, associated with this entity included in the Condensed Consolidated Balance Sheets. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this entity. In making this determination, we have considered, among other items, the terms of the lease agreement, the expected remaining useful life of the asset leased, and the capital structure of the lessor entity.

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The change in the carrying amount of goodwill for the first quarter of fiscal 2019 was as follows:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Balance as of May 27, 2018	$2,592.8	$1,095.7	$242.9	$571.1	$4,502.5
Purchase accounting adjustments	(0.1)	—	—	—	(0.1)
Currency translation	—	(0.1)	(2.9)	—	(3.0)
Balance as of August 26, 2018	$2,592.7	$1,095.6	$240.0	$571.1	$4,499.4

Other identifiable intangible assets were as follows:

	August 26, 2018		May 27, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$917.3	$—	$918.3	$—
Amortizing intangible assets	579.3	221.4	579.4	213.2
	$1,496.6	$221.4	$1,497.7	$213.2
Non-amortizing intangible assets are comprised of brands and trademarks.
Amortizing intangible assets, carrying a remaining weighted average life of approximately 13 years, are principally composed of customer relationships, licensing arrangements, and acquired intellectual property. Amortization expense was $8.3 million and $8.6 million for the first quarter of fiscal 2019 and 2018, respectively. Based on amortizing assets recognized in our Condensed Consolidated Balance Sheet as of August 26, 2018, amortization expense is estimated to average $32.6 million for each of the next five years.

8. DERIVATIVE FINANCIAL INSTRUMENTS
Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.
Commodity and commodity index futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of August 26, 2018, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through March 2019.
In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of August 26, 2018, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through May 2019.
From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.
Derivatives Designated as Cash Flow Hedges
During the first quarter of fiscal 2019, we entered into deal-contingent forward starting interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to help finance the acquisition of Pinnacle. We designated these interest rate swaps as cash flow hedges of the forecasted interest payments related to this debt issuance. The pre-tax unrealized loss associated with these derivatives, which is deferred in accumulated other comprehensive income at August 26, 2018, was $58.1 million.
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
All derivative instruments are recognized on our balance sheets at fair value (refer to Note 16 for additional information related to fair value measurements). The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with U.S. GAAP, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At August 26, 2018 and May 27, 2018, $5.6 million, representing a right to reclaim cash collateral, and $1.0 million, representing an obligation to return cash collateral, respectively, were included in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.
Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or an obligation to return cash collateral were reflected in our Condensed Consolidated Balance Sheets as follows:

	August 26, 2018	May 27, 2018
Prepaid expenses and other current assets	$4.4	$4.4
Other accrued liabilities	58.6	0.1
The following table presents our derivative assets and liabilities, at August 26, 2018, on a gross basis, prior to the setoff of $1.6 million to total derivative assets and $4.0 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Prepaid expenses and other current assets	$—	Other accrued liabilities	$58.1
Total derivatives designated as hedging instruments		$—		$58.1
Commodity contracts	Prepaid expenses and other current assets	$1.0	Other accrued liabilities	$4.0
Foreign exchange contracts	Prepaid expenses and other current assets	1.8	Other accrued liabilities	0.5
Total derivatives not designated as hedging instruments		$2.8		$4.5
Total derivatives		$2.8		$62.6
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

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Condensed Consolidated Statements of Earnings were as follows:

Derivatives Not Designated as Hedging Instruments	Location in Condensed Consolidated Statements of Earnings of Gains (Losses) Recognized on Derivatives	Gains (Losses) Recognized on Derivatives in Condensed Consolidated Statements of Earnings for the Thirteen Weeks Ended
		August 26, 2018	August 27, 2017
Commodity contracts	Cost of goods sold	$(7.0)	$0.6
Foreign exchange contracts	Cost of goods sold	0.5	(8.0)
Foreign exchange contracts	Selling, general and administrative expense	—	0.3
Total losses from derivative instruments not designated as hedging instruments		$(6.5)	$(7.1)
As of August 26, 2018, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $80.8 million and $25.7 million for purchase and sales contracts, respectively. As of May 27, 2018, our open commodity contracts had a notional value of $100.0 million and $34.2 million for purchase and sales contracts, respectively. The notional amount of our foreign currency forward contracts as of August 26, 2018 and May 27, 2018 was $86.3 million and $82.4 million, respectively.
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
At August 26, 2018, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $1.8 million.

9. SHARE-BASED PAYMENTS
For the first quarter of fiscal 2019 and 2018, we recognized total stock-based compensation expense (including stock options, restricted stock units, cash-settled restricted stock units, and performance shares) of $12.3 million and $6.4 million, respectively. Included in the total stock-based compensation expense for the first quarter of fiscal 2019 and 2018 was expense of $0.1 million and $0.3 million, respectively, related to stock options granted by a subsidiary in the subsidiary's shares to the subsidiary's employees. For the first quarter of fiscal 2019, we granted 0.8 million restricted stock units at a weighted average grant date price of $36.16 and 0.5 million performance shares at a weighted average grant date price of $35.96.
Performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goal for one-third of the target number of performance shares for the three-year performance period ending in fiscal 2019 (the "2019 performance period") is based on our fiscal 2017 EBITDA return on capital, subject to certain adjustments. The fiscal 2017 EBITDA return on capital target, when set, excluded the results of Lamb Weston. The performance goal for the final two-thirds of the target number of performance shares granted for the 2019 performance period is based on our diluted earnings per share ("EPS") compound annual growth rate ("CAGR"), subject to certain adjustments, measured over the two-year period ending in fiscal 2019. In addition, for certain participants, all performance shares for the 2019 performance period are subject to an overarching EPS goal that must be met in each fiscal year of the 2019 performance period before any pay out can be made to such participants on the performance shares.
The performance goals for the three-year performance periods ending in fiscal 2020 and 2021 are based on our diluted EPS CAGR, subject to certain adjustments, measured over the defined performance periods. In addition, for certain participants, all performance shares for the 2020 performance period are subject to an overarching EPS goal that must be met in each fiscal year of the 2020 performance period before any pay out can be made to such participants on the performance shares.
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
The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended
	August 26, 2018	August 27, 2017
Net income attributable to Conagra Brands, Inc. common stockholders:
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$178.2	$152.8
Loss from discontinued operations, net of tax, attributable to Conagra Brands, Inc. common stockholders	—	(0.3)
Net income attributable to Conagra Brands, Inc. common stockholders	$178.2	$152.5
Weighted average shares outstanding:
Basic weighted average shares outstanding	391.7	415.1
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	2.4	4.1
Diluted weighted average shares outstanding	394.1	419.2
For the first quarter of fiscal 2019 and 2018, there were 0.8 million and 1.3 million stock options outstanding, respectively, that were excluded from the computation of diluted weighted average shares because the effect was antidilutive.

11. INVENTORIES
The major classes of inventories were as follows:

	August 26, 2018	May 27, 2018
Raw materials and packaging	$189.4	$206.2
Work in process	94.8	92.4
Finished goods	776.6	651.1
Supplies and other	47.7	47.4
Total	$1,108.5	$997.1

12. INCOME TAXES
The Tax Cuts and Jobs Act of 2017 ("Tax Act") was enacted into law on December 22, 2017. The changes to U.S. tax law include, but are not limited to, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and changing how foreign earnings are subject to U.S. tax. The Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property.
As a result of the Tax Act and in accordance with SEC Staff Accounting Bulletin 118 ("SAB 118"), we recorded provisional tax expense in the fourth quarter of fiscal 2018 related to the deemed repatriation tax and the revaluation of deferred tax assets and liabilities to reflect the new tax rate. We have not made any measurement period adjustments related to these items during the first quarter of fiscal 2019. We continue to gather and analyze additional information needed to complete our accounting for these items and expect to complete our accounting within the one-year measurement period provided by SAB 118. Any adjustment to these amounts during the measurement period will be recorded in income tax expense in the period in which the analysis is complete. The ultimate effect of the Tax Act may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, as well as any additional regulatory guidance that may be issued.
Beginning in fiscal 2019, the Tax Act created a provision known as global intangible low-tax income ("GILTI") that imposes a tax on certain earnings of foreign subsidiaries. Due to the complexity of the new GILTI tax rules, we are not yet able to reasonably determine the complete effects of the provision. Therefore, we have not yet elected a policy as to whether we will recognize deferred taxes for basis differences expected to reverse or record GILTI as a current period costs when incurred. We have, however, included an estimate of the current GILTI impact in our effective tax rate for fiscal 2019.
Income tax expense from continuing operations for the first quarter of fiscal 2019 and 2018 was $57.4 million and $120.0 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) from continuing operations was 24.4% and 43.9% for the first quarter of fiscal 2019 and 2018, respectively.
The effective tax rate in the first quarter of fiscal 2019 reflects the following:

•
the impact of the Tax Act, including a reduction in the statutory federal income tax rate to 21%, partially offset by the repeal of the deduction for domestic manufacturing activities, changes in deductibility of executive compensation and the effect of the GILTI inclusion,

•	the impact of foreign restructuring resulting in a benefit related to undistributed foreign earnings for which the indefinite reinvestment assertion is no longer made,

•	additional tax expense on the repatriation of certain foreign earnings,

•	additional tax expense on non-deductible facilitative costs associated with the planned acquisition of Pinnacle, and

•
an income tax benefit allowed upon the vesting/exercise of employee stock compensation awards by our employees, beyond that which is attributable to the original fair value of the awards upon the date of grant.

The effective tax rate in the first quarter of fiscal 2018 reflects the following:

•	additional tax expense related to the repatriation of cash from foreign subsidiaries,

•	additional tax expense related to undistributed foreign earnings for which the indefinite reinvestment assertion was no longer made, and

•
an income tax benefit allowed upon the vesting/exercise of employee stock compensation awards by our employees, beyond that which is attributable to the original fair value of the awards upon the date of grant.

The amount of gross unrecognized tax benefits for uncertain tax positions was $33.0 million as of August 26, 2018 and $32.5 million as of May 27, 2018. There were no balances included as of either August 26, 2018 or May 27, 2018, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The gross unrecognized tax benefits excluded related liabilities for gross interest and penalties of $7.9 million and $7.7 million as of August 26, 2018 and May 27, 2018, respectively.
The net amount of unrecognized tax benefits at August 26, 2018 and May 27, 2018 that, if recognized, would impact the Company's effective tax rate was $28.2 million and $27.8 million, respectively. Included in those amounts is $6.7 million that would be reported in discontinued operations. Recognition of these tax benefits would have a favorable impact on the Company's effective tax rate.
We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $15.3 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.
As of August 26, 2018 and May 27, 2018, we had a deferred tax asset of $721.6 million that was generated from the capital loss realized on the sale of the Private Brands operations with corresponding valuation allowances of $721.6 million to reflect the uncertainty regarding the ultimate realization of the tax asset.
We have not provided any deferred taxes on undistributed earnings of our foreign subsidiaries. Deferred taxes will be provided for earnings of non-U.S. affiliates and associated companies when we determine that such earnings are no longer indefinitely reinvested and will result in a tax liability upon distribution.

13. CONTINGENCIES
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
In California, a number of cities and counties joined in a consolidated action seeking abatement of an alleged public nuisance in the form of lead-based paint potentially present on the interior of residences, regardless of its condition. On September 23, 2013, a trial of the California case concluded in the Superior Court of California for the County of Santa Clara, and on January 27, 2014, the court entered a judgment (the "Judgment") against ConAgra Grocery Products and two other defendants ordering the creation of a California abatement fund in the amount of $1.15 billion. Liability is joint and several. The Company appealed the Judgment, and on November 14, 2017 the California Court of Appeal for the Sixth Appellate District reversed in part, holding that the defendants were not liable to pay for abatement of homes built after 1950, but affirmed the Judgment as to homes built before 1951. The Court of Appeal remanded the case to the trial court with directions to recalculate the amount of the abatement fund estimated to be necessary to cover the cost of remediating pre-1951 homes, and to hold an evidentiary hearing regarding appointment of a suitable receiver. ConAgra Grocery Products and the other defendants petitioned the California Supreme Court for review of the decision, which we believe to be an unprecedented expansion of current California law. On February 14, 2018, the California Supreme Court denied the petition and declined to review the merits of the case, and the case was remanded to the trial court for further proceedings. ConAgra Grocery Products and the other defendants have sought further review of certain issues from the Supreme Court of the United States, although further appeal is discretionary and may not be granted. Further proceedings in the trial court may not be stayed pending the outcome of any further appeal. In light of the decision rendered by the California Appellate Court on November 14, 2017, and the California Supreme Court's decision on February 14, 2018 not to review the Appellate Court's decision, we have concluded that the liability has likely become probable as contemplated by Accounting Standards Codification Topic 450. On September 4, 2018, the trial court recalculated its estimate of the amount needed to remediate pre-1951 homes in the plaintiff jurisdictions to be $409.0 million. However, uncertainties remain which make it difficult to estimate the ultimate potential liability, including (i) although liability is joint and several, it is unknown what amount each defendant may ultimately be required to pay or how allocation among the defendants (and other potentially responsible parties such as property owners who may have violated the applicable housing codes) will be determined; (ii) according to the trial court's original order, participation in the abatement program by eligible homeowners is voluntary and it is unknown what percentage of eligible homeowners will choose to participate or how such claims will be administered; (iii) the trial court's original order required that any amounts paid by the defendants into the fund that were not spent within four years would be returned to the defendants, and it is unknown whether this feature of the fund will be retained or, if it is retained, how much will be spent during that time period; and (iv) defendants will have a new right to appeal any new aspects of the judgment entered by the trial court upon remand, although it is unknown whether the court would stay execution of any new judgment while a subsequent appeal is pending.
While the ultimate amount of any loss and timing of payments related thereto remain uncertain and could change as further information is obtained, we have accrued $136.0 million, within other accrued liabilities, for this matter as of August 26, 2018. The extent of insurance coverage is uncertain and the Company's carriers are on notice; however, any possible insurance recovery has not been considered for purposes of determining our liability. We cannot assure that the final resolution of these matters will not have a material adverse effect on our financial condition, results of operations, or liquidity.
In June 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina. This facility was the primary production facility for our Slim Jim® branded meat snacks. In June 2009, the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives announced its determination that the explosion was the result of an accidental natural gas release and not a deliberate act. During the fourth quarter of fiscal 2011, we settled our property and business interruption claims related to the Garner accident with our insurance providers. During the fourth quarter of fiscal 2011, Jacobs Engineering Group Inc. ("Jacobs"), our engineer and project manager at the site, filed a declaratory judgment action against us seeking indemnity for personal injury claims brought against it as a result of the accident. During the first quarter of fiscal 2012, our motion for summary judgment was granted and the suit was dismissed without prejudice on the basis that the suit was filed prematurely. In the third quarter of fiscal 2014, Jacobs refiled its action seeking indemnity. On March 25, 2016, a Douglas County jury in Nebraska rendered a verdict in favor of Jacobs and against us in the amount of $108.9 million plus post-judgment interest. We filed our Notice of Appeal in September 2016, and the appeal was heard by the Nebraska Supreme Court in November 2017. On September 14, 2018, the Nebraska Supreme Court affirmed the jury verdict and the rulings of the trial court. Although our insurance carriers have provided customary notices of reservation of their rights under the policies of insurance, we expect the exposure in this case to be limited to the applicable insurance deductible.
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
Litigation Related to the Merger
We are involved in certain litigation matters in connection with our planned acquisition of Pinnacle (see Note 2). On August 7, 2018, a purported stockholder of Pinnacle filed a complaint in a putative class action in the United States District Court for the District of New Jersey, captioned Alexander Rasmussen v. Pinnacle Foods Inc. et al., Case No. 2:18-cv-12501. On August 9, 2018, a purported stockholder of Pinnacle filed a complaint in a putative class action in the United States District Court for the District of New Jersey, captioned Robert H. Paquette v. Pinnacle Foods Inc. et al., Case No. 2:18-cv-12578. On August 9, 2018, a purported stockholder of Pinnacle filed a complaint in a putative class action in the United States District Court for the District of New Jersey, captioned Wesley Lindquist v. Pinnacle Foods Inc. et al., Case No. 2:18-cv-12610. The Rasmussen Action, the Paquette Action, and the Lindquist Action allege that Pinnacle's preliminary proxy statement, filed with the SEC on July 25, 2018, omits material information with respect to the merger, rendering it false and misleading and thus that Pinnacle and the directors of Pinnacle violated Section 14(a) of the Exchange Act as well as Rule 14a-9 under the Exchange Act. The Rasmussen Action, the Paquette Action, and the Lindquist Action further allege that the directors of Pinnacle violated Section 20(a) of the Exchange Act. The Rasmussen Action and the Paquette Action seek, among other things, to enjoin the transactions contemplated by the merger agreement unless Pinnacle discloses the allegedly material information that was allegedly omitted from the proxy statement, an award of damages and an award of attorneys' fees and expenses. The Lindquist Action seeks, among other things, to enjoin the transactions contemplated by the merger agreement unless Pinnacle discloses the allegedly material information that was allegedly omitted from the proxy statement, an award of rescissory damages should the merger be consummated, including pre-judgment and post-judgment interest, and an award of attorneys' fees and expenses.
On August 15, 2018, a purported stockholder of Pinnacle filed a complaint in a putative class action in the Court of Chancery of the State of Delaware, captioned Jordan Rosenblatt v. Pinnacle Foods Inc. et al., Case No. 2018-0605. The Rosenblatt Action alleges that the directors of Pinnacle breached their fiduciary duty of disclosure by filing a preliminary proxy statement that contained materially incomplete and misleading information. The Rosenblatt Action further alleges that Pinnacle, Conagra, and Patriot Merger Sub Inc., a wholly-owned subsidiary of Conagra ("Merger Sub"), aided and abetted the directors' alleged breach of fiduciary duty. The Rosenblatt Action seeks, among other things, to enjoin the transactions contemplated by the merger agreement, rescission of the merger or an award of rescissory damages should the merger be consummated, an award of damages and an award of attorneys' fees and expenses. Conagra and Merger Sub believe the Rosenblatt Action is without merit and intend to vigorously defend it.

Environmental Matters
We are a party to certain environmental proceedings relating to our acquisition of Beatrice in fiscal 1991. Such proceedings include proceedings related to businesses divested by Beatrice prior to our acquisition of Beatrice. The current environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's possible status as a potentially responsible party at approximately 40 Superfund, proposed Superfund, or state-equivalent sites (the "Beatrice sites"). These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $53.6 million as of August 26, 2018, a majority of which relates to the Superfund and state-equivalent sites referenced above. During the third quarter of fiscal 2017, a final Remedial Investigation/Feasibility Study was submitted for the Southwest Properties portion of the Wells G&H Superfund site, which is one of the Beatrice sites. The U.S. Environmental Protection Agency (the "EPA") issued a Record of Decision (the "ROD") for the Southwest Properties portion of the site on September 29, 2017, and has entered into negotiations with potentially responsible parties to determine final responsibility for implementing the ROD.
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
Lamb Weston is a party to a warehouse services agreement with a third-party warehouse provider through July 2035. Under this agreement, Lamb Weston is required to make payments for warehouse services based on the quantity of goods stored and other service factors. We have guaranteed the warehouse provider that we will make the payments required under the agreement in the event that Lamb Weston fails to perform. Minimum payments of $1.5 million per month are required under this agreement. It is not possible to determine the maximum amount of the payment obligations under this agreement. Upon completion of the Spinoff, we recognized a liability for the estimated fair value of this guarantee. As of August 26, 2018, the amount of this guarantee, recorded in other noncurrent liabilities, was $27.7 million.
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
We lease a certain office building from an entity that we have determined to be a variable interest entity. The lease agreement with this entity includes a fixed-price purchase option for the asset being leased. The lease agreement also contains a contingent put option (the "lease put option") that allows the lessor to require us to purchase the building at the greater of original construction cost, or fair market value, without a lease agreement in place (the "put price") in certain limited circumstances. As a result of substantial impairment charges related to our divested Private Brands operations, this lease put option became exercisable. We are amortizing the difference between the put price and the estimated fair value (without a lease agreement in place) of the property over the remaining lease term within SG&A expenses. As of August 26, 2018 and May 27, 2018, the estimated amount by which the put option price exceeded the estimated fair value of the property was $8.2 million, of which we had accrued $1.3 million and $1.2 million, respectively. This lease is accounted for as an operating lease, and accordingly, there are no material assets and liabilities, other than the accrued portion of the put price, associated with this entity included in the Condensed Consolidated Balance Sheets. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this entity. In making this determination, we have considered, among other items, the terms of the lease agreement, the expected remaining useful life of the asset leased, and the capital structure of the lessor entity.

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
Components of pension benefit and other postretirement benefit costs are:

	Pension Benefits
	Thirteen weeks ended
	August 26, 2018	August 27, 2017
Service cost	$2.7	$12.7
Interest cost	32.0	28.2
Expected return on plan assets	(42.3)	(54.2)
Amortization of prior service cost	0.7	0.7
Benefit cost (benefit) — Company plans	(6.9)	(12.6)
Pension benefit cost — multi-employer plans	1.7	1.5
Total benefit cost (benefit)	$(5.2)	$(11.1)

	Postretirement Benefits
	Thirteen weeks ended
	August 26, 2018	August 27, 2017
Service cost	$0.1	$—
Interest cost	0.9	0.9
Amortization of prior service benefit	(0.5)	(0.8)
Recognized net actuarial gain	(0.4)	—
Curtailment gain	(0.6)	—
Total cost (benefit)	$(0.5)	$0.1
The Company uses a split discount rate (spot-rate approach) for the U.S. plans and certain foreign plans. The spot-rate approach applies separate discount rates for each projected benefit payment in the calculation of pension service and interest cost.
The weighted-average discount rates for service and interest costs under the spot-rate approach used for pension benefit cost in fiscal 2019 were 4.21% and 3.83%.
During the first quarter of fiscal 2019, we contributed $4.2 million to our pension plans and contributed $2.6 million to our other postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $10.3 million to our pension plans for the remainder of fiscal 2019. We anticipate making further contributions of approximately $13.6 million to our other postretirement plans during the remainder of fiscal 2019. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.

15. STOCKHOLDERS' EQUITY
The following table presents a reconciliation of our stockholders' equity accounts for the thirteen weeks ended August 26, 2018:

	Conagra Brands, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 27, 2018	567.9	$2,839.7	$1,180.0	$4,744.9	$(110.5)	$(4,977.9)	$80.4	$3,756.6
Stock option and incentive plans			(14.1)	0.5		23.3	0.1	9.8
Adoption of ASU 2016-01				0.6	(0.6)			—
Adoption of ASU 2014-09				0.5				0.5
Currency translation adjustment, net					(0.7)		(2.3)	(3.0)
Derivative adjustment, net					(43.4)			(43.4)
Activities of noncontrolling interests			(0.3)				0.3	—
Pension and postretirement healthcare benefits					(0.5)			(0.5)
Dividends declared on common stock; $0.2125 per share				(83.2)				(83.2)
Net income attributable to Conagra Brands, Inc.				178.2				178.2
Balance at August 26, 2018	567.9	$2,839.7	$1,165.6	$4,841.5	$(155.7)	$(4,954.6)	$78.5	$3,815.0

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
The fair values of our Level 2 derivative instruments were primarily determined using valuation models that use market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities. Derivative assets and liabilities included in Level 2 mainly represent commodity and foreign currency option and forward contracts and deal-contingent forward starting interest rate swap contracts. The probability assessment of the Pinnacle acquisition and certain other inputs were not significant in determining the fair value of the deal-contingent forward starting interest rate swap contracts.
The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 26, 2018:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$2.6	$1.8	$—	$4.4
Equity securities	5.1	—	—	5.1
Total assets	$7.7	$1.8	$—	$9.5
Liabilities:
Derivative liabilities	$—	$58.6	$—	$58.6
Deferred compensation liabilities	56.4	—	—	56.4
Total liabilities	$56.4	$58.6	$—	$115.0

The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 27, 2018:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$1.7	$2.7	$—	$4.4
Equity securities	4.8	—	—	4.8
Total assets	$6.5	$2.7	$—	$9.2
Liabilities:
Derivative liabilities	$—	$0.1	$—	$0.1
Deferred compensation liabilities	51.6	—	—	51.6
Total liabilities	$51.6	$0.1	$—	$51.7
Certain assets and liabilities, including long-lived assets, goodwill, and equity investments, are measured at fair value on a nonrecurring basis.
In the first quarter of fiscal 2018, a charge of $4.7 million was recognized in the Corporate segment for the impairment of certain long-lived assets. The impairment was measured based upon the estimated sales price of the assets.
The carrying amount of long-term debt (including current installments) was $3.54 billion as of August 26, 2018 and May 27, 2018. Based on current market rates, the fair value of this debt (level 2 liabilities) at August 26, 2018 and May 27, 2018, was estimated at $3.73 billion and $3.76 billion, respectively.

17. BUSINESS SEGMENTS AND RELATED INFORMATION
We reflect our results of operations in four reporting segments: Grocery & Snacks, Refrigerated & Frozen, International, and Foodservice.
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

	Thirteen Weeks Ended
	August 26, 2018	August 27, 2017
Net sales
Grocery & Snacks	$771.1	$745.8
Refrigerated & Frozen	635.2	615.7
International	193.8	190.9
Foodservice	234.3	251.8
Total net sales	$1,834.4	$1,804.2
Operating profit
Grocery & Snacks	$178.7	$176.2
Refrigerated & Frozen	95.5	101.9
International	37.3	18.9
Foodservice	27.5	23.2
Total operating profit	$339.0	$320.2
Equity method investment earnings	16.2	30.0
General corporate expense	80.8	60.8
Pension and postretirement non-service income	(10.2)	(20.6)
Interest expense, net	49.0	36.4
Income tax expense	57.4	120.0
Income from continuing operations	$178.2	$153.6
Less: Net income attributable to noncontrolling interests of continuing operations	—	0.8
Income from continuing operations attributable to Conagra Brands, Inc.	$178.2	$152.8

The following table presents further disaggregation of our net sales:

	Thirteen Weeks Ended
	August 26, 2018	August 27, 2017
Snacks	$291.4	$257.5
Other shelf-stable	479.7	488.3
Frozen	463.5	432.3
Refrigerated	171.7	183.4
International	193.8	190.9
Foodservice	234.3	251.8
Total net sales	$1,834.4	$1,804.2

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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen Weeks Ended
	August 26, 2018	August 27, 2017
Gross derivative losses incurred	$(6.5)	$(7.4)
Less: Net derivative losses allocated to reporting segments	(0.1)	(1.4)
Net derivative losses recognized in general corporate expenses	$(6.4)	$(6.0)
Net derivative losses allocated to Grocery & Snacks	$(0.2)	$(0.6)
Net derivative losses allocated to Refrigerated & Frozen	(0.1)	—
Net derivative gains (losses) allocated to International	0.3	(0.7)
Net derivative losses allocated to Foodservice	(0.1)	(0.1)
Net derivative losses included in segment operating profit	$(0.1)	$(1.4)
As of August 26, 2018, the cumulative amount of net derivative losses from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $3.2 million. This amount reflected net losses of $6.2 million incurred during the thirteen weeks ended August 26, 2018 and net gains of $3.0 million incurred prior to fiscal 2019. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results losses of $2.5 million in fiscal 2019 and losses of $0.7 million in fiscal 2020 and thereafter.

Assets by Segment

The majority of our manufacturing assets are shared across multiple reporting segments. Output from these facilities used by each reporting segment can change over time. Also, working capital balances are not tracked by reporting segment. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment. Total depreciation expense was $55.4 million and $56.1 million for the first quarter of fiscal 2019 and 2018, respectively.
Other Information
Our operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant with respect to consolidated operations for the first quarter of fiscal 2019 and 2018. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were approximately $211.9 million and $207.7 million in the first quarter of fiscal 2019 and 2018, respectively. Our long-lived assets located outside of the United States are not significant.
Our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 25% and 24% of consolidated net sales in the first quarter of fiscal 2019 and 2018, respectively, primarily in the Grocery & Snacks and Refrigerated & Frozen segments.
Walmart, Inc. and its affiliates accounted for approximately 27% and 25% of consolidated net receivables as of August 26, 2018 and May 27, 2018, respectively.
We offer certain suppliers access to a third-party service that allows them to view our scheduled payments online. The third-party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third party, or any financial institutions concerning this service. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of August 26, 2018, $102.7 million of our total accounts payable is payable to suppliers who utilize this third-party service.

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
Readers of this report should understand that these forward-looking statements are not guarantees of performance or results. Forward-looking statements provide our current expectations and beliefs concerning future events and are subject to risks, uncertainties, and factors relating to our business and operations, all of which are difficult to predict and could cause our actual results to differ materially from the expectations expressed in or implied by such forward-looking statements. Such risks, uncertainties, and factors include, among other things: the failure to obtain Pinnacle Foods Inc. ("Pinnacle") shareholder approval of the merger agreement; the possibility that the closing conditions to the planned acquisition of Pinnacle may not be satisfied or waived; delay in closing the planned acquisition of Pinnacle or the possibility of non-consummation of the planned acquisition; the risk that the cost savings and any other synergies from the planned acquisition of Pinnacle may not be fully realized or may take longer to realize than expected, including that the planned acquisition may not be accretive within the expected timeframe or to the extent anticipated; the occurrence of any event that could give rise to termination of the merger agreement; the risk that shareholder litigation in connection with the planned acquisition of Pinnacle may affect the timing or occurrence of the planned acquisition or result in significant costs of defense, indemnification, and liability; risks related to the disruption of the planned acquisition of Pinnacle to us and our management; the effect of the announcement of the planned acquisition of Pinnacle on our ability to retain and hire key personnel and maintain relationships with customers, suppliers, and other third parties; our ability to achieve the intended benefits of recent and pending acquisitions and divestitures, including the recent spin-off of our Lamb Weston business; the continued evaluation of the role of our Wesson® oil business; general economic and industry conditions; our ability to successfully execute our long-term value creation strategy; our ability to access capital on acceptable terms or at all; our ability to execute our operating and restructuring plans and achieve our targeted operating efficiencies from cost-saving initiatives and to benefit from trade optimization programs; the effectiveness of our hedging activities and our ability to respond to volatility in commodities; the competitive environment and related market conditions; our ability to respond to changing consumer preferences and the success of our innovation and marketing investments; the ultimate impact of any product recalls and litigation, including litigation related to the lead paint and pigment matters; actions of governments and regulatory factors affecting our businesses, including the ultimate impact of recently enacted U.S. tax legislation and related regulations or interpretations; the availability and prices of raw materials, including any negative effects caused by inflation or weather conditions; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges; and other risks described in our reports filed from time to time with the Securities and Exchange Commission (the "SEC"). We caution readers not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no responsibility to update these statements, except as required by law.
The discussion that follows should be read together with the unaudited Condensed Consolidated Financial Statements and related notes contained in this report and with the financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended May 27, 2018 and subsequent filings with the SEC. Results for the first quarter of fiscal 2019 are not necessarily indicative of results that may be attained in the future.
Fiscal 2019 First Quarter Executive Overview
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
On June 26, 2018, we entered into a definitive merger agreement (the "Merger Agreement") with Pinnacle and Patriot Merger Sub Inc., our wholly-owned subsidiary ("Merger Sub"). The Merger Agreement provides for, among other things, the merger of Merger Sub with and into Pinnacle, with Pinnacle continuing as the surviving corporation (the "Merger"). As a result of the Merger, Merger Sub will cease to exist, and Pinnacle will survive as our wholly-owned subsidiary.
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

We secured $9.0 billion in fully committed bridge financing from affiliates of Goldman Sachs Group, Inc. in connection with the planned acquisition of Pinnacle. The commitments under the committed bridge financing were subsequently reduced by the amounts of a term loan agreement we entered into during the first quarter of fiscal 2019 with a syndicate of financial institutions providing for term loans to us in an aggregate principal amount of up to $1.3 billion. The funding under the term loan agreement is anticipated to occur simultaneously with the closing date of the acquisition. In connection with the Merger, we expect to incur up to $8.3 billion of long-term debt (which includes any funding under the new term loan agreement), including for the payment of the cash portion of the Merger consideration, the repayment of Pinnacle debt, the refinancing of certain Conagra debt, and the payment of related fees and expenses. The permanent financing is also expected to include approximately $600 million of incremental cash proceeds from the issuance of equity and/or divestitures.
The planned acquisition of Pinnacle is expected to close by the end of October 2018 and is subject to the satisfaction of customary closing conditions, including (i) the adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of all outstanding Pinnacle common stock and (ii) there being no law or order that restrains, enjoins, or otherwise prohibits the consummation of the planned acquisition or the issuance of our common stock in connection with the planned acquisition. The obligation of each of us and Pinnacle to consummate the planned acquisition is also conditioned on the other party's representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed, in all material respects, its obligations under the Merger Agreement. The closing of the planned acquisition is not subject to a financing condition.
On December 22, 2017, the 2017 U.S. Tax Cuts and Jobs Act (the "Tax Act") was signed into law. The Tax Act reduced tax rates and modified certain policies, credits, and deductions and has certain international tax consequences. The Tax Act reduced the federal corporate tax rate from a maximum of 35% to a flat 21% rate. The Tax Act's corporate rate reduction became effective January 1, 2018, in the middle of our third quarter of fiscal 2018. Given our off-calendar fiscal year-end, our fiscal 2018 federal statutory tax rate was a blended rate. Our federal statutory rate is 21% in fiscal 2019.
In the first quarter of fiscal 2019, results reflected a slight increase in net sales, including the impact of recent acquisitions, with organic (excludes the impact of foreign exchange and divested businesses, as well as acquisitions until the anniversary date of the acquisition) increases in our Grocery & Snacks, Refrigerated & Frozen, and International operating segments, in each case compared to the first quarter of fiscal 2018. Organic net sales increased in our Foodservice operating segment excluding the impact of the sale of the Trenton production facility. Overall gross margin declined slightly primarily due to higher-than-anticipated inflation, including transportation costs, and increased investments to drive brand saliency, enhanced distribution, and consumer trial of new innovation. Overall segment operating profit increased primarily due to the impact of the adoption of ASU 2014-09, Revenue from Contracts with Customers ("Topic 606"), and a gain on the divestiture of our Del Monte® Canada business. The increase in segment operating performance was offset by higher corporate expenses, a decrease in equity method investment earnings, and higher interest expense, in each case compared to the first quarter of fiscal 2018. Income tax expense was lower compared to the first quarter of fiscal 2018.
Diluted earnings per share in the first quarter of fiscal 2019 were $0.45. Diluted earnings per share in the first quarter of fiscal 2018 were $0.36. Diluted earnings per share were affected by fewer shares outstanding in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018, the impact of the Tax Act, and several significant items affect the comparability of year-over-year results of continuing operations (see "Items Impacting Comparability" below).
Items Impacting Comparability
Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions is discussed in the segment review below.
Items of note impacting comparability for the first quarter of fiscal 2019 included the following:

•	charges totaling $16.6 million ($14.3 million after-tax) associated with costs incurred for acquisitions and planned divestitures,

•	charges totaling $4.3 million ($3.2 million after-tax) associated with costs incurred for integration activities related to the planned acquisition of Pinnacle,

•	a gain of $13.3 million ($9.7 million after-tax) from the sale of the Del Monte® Canada business, and

•	an income tax benefit of $4.8 million associated with a release of a Mexican tax reserve.
Items of note impacting comparability for the first quarter of fiscal 2018 included the following:

•	charges totaling $11.4 million ($7.3 million after-tax) in connection with our SCAE Plan (as defined below) and

•
an income tax charge of $27.8 million associated with the planned repatriation of cash from foreign subsidiaries and the tax expense related to the earnings of foreign subsidiaries previously deemed to be permanently invested.

Acquisitions
On June 26, 2018, we entered into the Merger Agreement with Pinnacle under which we will acquire all outstanding shares of Pinnacle common stock in a cash and stock transaction valued at approximately $10.9 billion, including Pinnacle's outstanding net debt. Under the terms of the Merger Agreement, Pinnacle shareholders will receive $43.11 per share in cash and 0.6494 shares of our common stock for each share of Pinnacle common stock held. The planned acquisition is expected to close by the end of October 2018 and remains subject to the approval of Pinnacle shareholders and the satisfaction of other customary closing conditions.
In February 2018, we acquired the Sandwich Bros. of Wisconsin® business, maker of frozen breakfast and entree flatbread pocket sandwiches, for a cash purchase price of $87.3 million, net of cash acquired. Approximately $57.8 million has been classified as goodwill, and $9.7 million and $7.1 million have been classified as non-amortizing and amortizing intangible assets, respectively. The amount of goodwill allocated is deductible for tax purposes. The business is included in the Refrigerated & Frozen segment.
In October 2017, we acquired Angie's Artisan Treats, LLC, maker of Angie's® BOOMCHICKAPOP® ready-to-eat popcorn, for a cash purchase price of $249.8 million, net of cash acquired. Approximately $155.1 million has been classified as goodwill, of which $95.4 million is deductible for income tax purposes. Approximately $73.8 million and $10.3 million of the purchase price have been allocated to non-amortizing and amortizing intangible assets, respectively. The business is primarily included in the Grocery & Snacks segment.
Divestitures
During the first quarter of fiscal 2019, we completed the sale of our Del Monte® processed fruit and vegetable business in Canada for combined proceeds of $39.9 million Canadian dollars, which was approximately $30.3 million U.S. dollars at the exchange rate on the date of close. The final proceeds are subject to working capital adjustments. The results of operations of Del Monte® are included in our International segment.
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
Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions initiated through the end of the first quarter of fiscal 2019, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of August 26, 2018, the Board of Directors of the Company has approved the incurrence of up to $900.9 million of expenses in connection with the SCAE Plan, including expenses allocated for the Private Brands and Lamb Weston operations. We have incurred or expect to incur approximately $469.8 million of charges ($322.0 million of cash charges and $147.8 million of non-cash charges) for actions identified to date under the SCAE Plan related to our continuing operations. In the first quarter of fiscal 2019 and 2018, we recognized charges of $0.6 million and $11.4 million, respectively, in association with the SCAE Plan related to our continuing operations. We expect to incur costs related to the SCAE Plan over a multi-year period.

SEGMENT REVIEW

We reflect our results of operations in four reporting segments: Grocery & Snacks, Refrigerated & Frozen, International, and Foodservice.
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
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen Weeks Ended
($ in millions)	August 26, 2018	August 27, 2017
Gross derivative losses incurred	$(6.5)	$(7.4)
Less: Net derivative losses allocated to reporting segments	(0.1)	(1.4)
Net derivative losses recognized in general corporate expenses	$(6.4)	$(6.0)
Net derivative losses allocated to Grocery & Snacks	$(0.2)	$(0.6)
Net derivative losses allocated to Refrigerated & Frozen	(0.1)	—
Net derivative gains (losses) allocated to International	0.3	(0.7)
Net derivative losses allocated to Foodservice	(0.1)	(0.1)
Net derivative losses included in segment operating profit	$(0.1)	$(1.4)
As of August 26, 2018, the cumulative amount of net derivative losses from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $3.2 million. This amount reflected net losses of $6.2 million incurred during the thirteen weeks ended August 26, 2018 and net gains of $3.0 million incurred prior to fiscal 2019. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results losses of $2.5 million in fiscal 2019 and losses of $0.7 million in fiscal 2020 and thereafter.
Net Sales

	Net Sales
($ in millions)	Thirteen Weeks Ended
Reporting Segment	August 26, 2018	August 27, 2017	% Inc (Dec)
Grocery & Snacks	$771.1	$745.8	3%
Refrigerated & Frozen	635.2	615.7	3%
International	193.8	190.9	2%
Foodservice	234.3	251.8	(7)%
Total	$1,834.4	$1,804.2	2%

Net sales for the first quarter of fiscal 2019 were $1.83 billion, an increase of $30.2 million, or 2%, from the first quarter of fiscal 2018.
Grocery & Snacks net sales for the first quarter of fiscal 2019 were $771.1 million, an increase of $25.3 million, or 3%, compared to the first quarter of fiscal 2018. Volume and price/mix for the first quarter of fiscal 2019 were flat when compared to the first quarter of fiscal 2018. The acquisition of Angie's Artisan Treats, LLC contributed $24.9 million, or 3%, to Grocery & Snacks net sales for the first quarter of fiscal 2019.
Refrigerated & Frozen net sales for the first quarter of fiscal 2019 were $635.2 million, an increase of $19.5 million, or 3%, compared to the first quarter of fiscal 2018. Results for the first quarter of fiscal 2019 reflected a 1% increase in price/mix compared to the first quarter of fiscal 2018, as mix improvements from recent innovation more than offset investments with retail customers to drive brand saliency, enhanced distribution, and consumer trial. Volume for the first quarter of fiscal 2019 was flat when compared to the prior-year period. The acquisition of the Sandwich Bros. of Wisconsin® business contributed $10.6 million, or 2%, to Refrigerated & Frozen net sales for the first quarter of fiscal 2019.
International net sales for the first quarter of fiscal 2019 were $193.8 million, an increase of $2.9 million, or 2%, compared to the first quarter of fiscal 2018. Results for the first quarter of fiscal 2019 reflected a 4% increase in volume, a 2% increase in price/mix, and a 3% decrease from foreign exchange rates, in each case compared to the prior-year period. The volume increase in the first quarter of fiscal 2019 was driven by snacking businesses in Canada and Mexico. The increase in price/mix for the first quarter of fiscal 2019 was driven by strategic choices to build investment grade volume through reduction in low margin promotion initiatives, removal of low margin products, and execution of price increases. The acquisition of Angie's Artisan Treats, LLC contributed $1.9 million, or 1%, to International net sales for the first quarter of fiscal 2019. The first quarter of fiscal 2019 and 2018 included $4.1 million and $8.7 million, respectively, of net sales related to our Del Monte® processed fruit and vegetable business in Canada, which was sold in the first quarter of fiscal 2019.
Foodservice net sales for the first quarter of fiscal 2019 were $234.3 million, a decrease of $17.5 million, or 7%, compared to the first quarter of fiscal 2018. Results for the first quarter of fiscal 2019 reflected a 12% decrease in volume compared to the prior-year period, largely related to the sale of our Trenton, Missouri production facility in the first quarter of fiscal 2019. The decrease in volumes for the first quarter of fiscal 2019 reflected the planned discontinuation of certain lower-performing businesses as part of the value over volume strategy. Price/mix increased by 5% for the first quarter of fiscal 2019, compared to the prior-year period, reflecting favorable product and customer mix and the impact of inflation-driven increases in pricing. Net sales for the first quarter of fiscal 2019 reflected a 7% decrease compared to the prior-year period related to the sale of our Trenton, Missouri production facility.
SG&A Expenses (Includes general corporate expenses)
SG&A expenses totaled $257.3 million for the first quarter of fiscal 2019, a decrease of $2.3 million, as compared to the first quarter of fiscal 2018. SG&A expenses for the first quarter of fiscal 2019 reflected the following:
Items impacting comparability of earnings

•	a gain of $13.3 million related to the sale of our Del Monte® processed fruit and vegetable business in Canada,

•	expenses of $11.0 million associated with costs incurred for acquisitions and planned divestitures,

•	expenses of $4.3 million related to costs associated with preparing for the integration of Pinnacle, and

•	income of $1.1 million in connection with our SCAE Plan.
Other changes in expenses compared to the first quarter of fiscal 2018

•	a decrease in advertising and promotion spending of $12.2 million,

•	an increase in share-based payment expense of $6.0 million,

•	an increase in salary and wage expense of $4.9 million, and

•	a decrease in transition services agreement income of $3.2 million.
SG&A expenses for the first quarter of fiscal 2018 included the following items impacting the comparability of earnings:

•	expenses of $9.1 million in connection with our SCAE plan and

•	expenses of $0.8 million associated with costs incurred for acquisitions and planned divestitures.

Operating Profit (Earnings before general corporate expenses, pension and postretirement non-service income, interest expense, net, income taxes, and equity method investment earnings)

	Operating Profit
($ in millions)	Thirteen Weeks Ended
Reporting Segment	August 26, 2018	August 27, 2017	% Inc (Dec)
Grocery & Snacks	$178.7	$176.2	2%
Refrigerated & Frozen	95.5	101.9	(6)%
International	37.3	18.9	97%
Foodservice	27.5	23.2	19%
Grocery & Snacks operating profit for the first quarter of fiscal 2019 was $178.7 million, an increase of $2.5 million, or 2%, compared to the first quarter of fiscal 2018. Gross profits were $4.9 million lower in the first quarter of fiscal 2019 than in the first quarter of fiscal 2018. The lower gross profit was driven by the impacts of higher input costs and transportation inflation, which more than offset the profit contribution of acquisitions and supply chain realized productivity. The acquisition of Angie's Artisan Treats, LLC contributed $7.5 million to Grocery & Snacks gross profit for the first quarter of fiscal 2019. Advertising and promotion expenses for the first quarter of fiscal 2019 decreased by $4.5 million compared to the first quarter of fiscal 2018. Operating profit of the Grocery & Snacks segment was impacted by expense of $0.1 million and $6.2 million in connection with our restructuring plans in the first quarter of fiscal 2019 and 2018, respectively.
Refrigerated & Frozen operating profit for the first quarter of fiscal 2019 was $95.5 million, a decrease of $6.4 million, or 6%, compared to the first quarter of fiscal 2018. Gross profits were $8.9 million lower in the first quarter of fiscal 2019 than in the first quarter of fiscal 2018, driven by increased input costs and transportation inflation, partially offset by increased sales volumes and improved sales price/mix. Advertising and promotion expenses for the first quarter of fiscal 2019 decreased by $5.7 million compared to the first quarter of fiscal 2018.
International operating profit for the first quarter of fiscal 2019 was $37.3 million, an increase of $18.4 million, or 97%, compared to the first quarter of fiscal 2018. Gross profits were $5.9 million higher in the first quarter of fiscal 2019 than in the first quarter of fiscal 2018, due to an increase in volume, improved price/mix, and strong realized productivity. Operating profit for the International segment included a gain of $13.3 million related to the sale of our Del Monte® processed fruit and vegetable business in Canada and expense of $2.9 million related to costs incurred for acquisitions and planned divestitures.
Foodservice operating profit for the first quarter of fiscal 2019 was $27.5 million, an increase of $4.3 million, or 19%, compared to the first quarter of fiscal 2018. Gross profits were $4.8 million higher in the first quarter of fiscal 2019 than in the first quarter of fiscal 2018. The higher gross profit primarily reflected the benefits of favorable price/mix and supply chain realized productivity, which more than offset higher input and transportation costs.
Interest Expense, Net
Net interest expense was $49.0 million and $36.4 million for the first quarter of fiscal 2019 and 2018, respectively. The increase reflects the issuance of $500.0 million aggregate principal amount of floating rate notes due 2020 during the second quarter of fiscal 2018 and the borrowing of $300.0 million under our term loan agreement during the fourth quarter of fiscal 2018, partially offset by the repayment of $119.6 million aggregate principal amount of outstanding notes in the third quarter of fiscal 2018 and $70.0 million aggregate principal amount of outstanding senior notes in the fourth quarter of fiscal 2018. In addition, the first quarter of fiscal 2019 includes $5.6 million related to the amortization of costs incurred to secure $9.0 billion in fully committed bridge financing in connection with the pending Pinnacle acquisition, which has subsequently been reduced by $1.3 billion as a result of the term loan agreement entered into during the first quarter of fiscal 2019.
Income Taxes
In the first quarter of fiscal 2019 and 2018, our income tax expense from continuing operations was $57.4 million and $120.0 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 24% and 44% for the first quarter of fiscal 2019 and 2018, respectively.
The effective tax rate in the first quarter of fiscal 2019 reflected the following:

•
the impact of the Tax Act, including a reduction in the statutory federal income tax rate to 21%, partially offset by the repeal of the deduction for domestic manufacturing activities, changes in deductibility of executive compensation and the effect of the global intangible low-tax income inclusion,

•	the impact of foreign restructuring resulting in a benefit related to undistributed foreign earnings for which the indefinite reinvestment assertion is no longer made,

•	additional tax expense on the repatriation of certain foreign earnings,

•	additional tax expense on non-deductible facilitative costs associated with the planned acquisition of Pinnacle, and

•
an income tax benefit allowed upon the vesting/exercise of employee stock compensation awards by our employees, beyond that which is attributable to the original fair value of the awards upon the date of grant.

The effective tax rate in the first quarter of fiscal 2018 reflected the following:

•	additional tax expense related to the repatriation of cash from foreign subsidiaries,

•	additional tax expense related to undistributed foreign earnings for which the indefinite reinvestment assertion was no longer made, and

•
an income tax benefit allowed upon the vesting/exercise of employee stock compensation awards by our employees, beyond that which is attributable to the original fair value of the awards upon the date of grant.

Equity Method Investment Earnings
Equity method investment earnings were $16.2 million and $30.0 million for the first quarter of fiscal 2019 and 2018, respectively. Ardent Mills earnings were lower than they were in the prior-year period due to less favorable market conditions, which more than offset continued improvement in operating efficiencies.
Results of Discontinued Operations
Our discontinued operations generated an after-tax loss of $0.3 million for the first quarter of fiscal 2018.
Earnings Per Share
Diluted earnings per share in the first quarter of fiscal 2019 and 2018 were $0.45 and $0.36, respectively.

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
At August 26, 2018, we had a revolving credit facility (the "Revolving Credit Agreement") with a syndicate of financial institutions that provides for a maximum aggregate principal amount outstanding at any one time of $1.6 billion (subject to increase to a maximum aggregate principal amount of $2.1 billion with the consent of the lenders). We have historically used a credit facility principally as a back-up for our commercial paper program. As of August 26, 2018, there were no outstanding borrowings under the Revolving Credit Agreement.
As of August 26, 2018, we were in compliance with all financial covenants.
As of August 26, 2018, we had $304.1 million outstanding under our commercial paper program. The highest level of borrowings during the first quarter of fiscal 2019 was $408.1 million. As of May 27, 2018, we had $277.0 million outstanding under our commercial paper program.
As of the end of the first quarter of fiscal 2019, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the Revolving Credit Agreement, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.
The Company has secured $9.0 billion in fully committed bridge financing from affiliates of Goldman Sachs Group, Inc. in connection with the Merger. The commitments under the committed bridge financing were subsequently reduced by the amounts of a term loan agreement we entered into during the first quarter of fiscal 2019 with a syndicate of financial institutions providing for term loans to us in an aggregate principal amount of up to $1.3 billion. The funding under the term loan agreement is anticipated to occur simultaneously with the closing date of the acquisition. In connection with the Merger, we expect to incur up to $8.3 billion of long-term debt (which includes any funding under the new term loan agreement), including for the payment of the cash portion of the Merger consideration, the repayment of Pinnacle debt, the refinancing of certain Conagra debt, and the payment of related fees and expenses. The permanent financing is also expected to include approximately $575 million of incremental cash proceeds from the issuance of equity and/or divestitures.
We repurchase shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. In the fourth quarter of fiscal 2018, we suspended share repurchase activity in light of the pending acquisition of Pinnacle. The Company plans to repurchase shares under its authorized program only at times and in amounts as are consistent with the prioritization of achieving its leverage targets. The Company's total remaining share repurchase authorization as of August 26, 2018 was $1.41 billion.
During the first quarter of fiscal 2019, the Board of Directors announced a quarterly dividend payment of $0.2125 per share, which was paid on August 30, 2018 to stockholders of record as of the close of business on July 31, 2018. Subject to market and other conditions and the approval of our Board of Directors, we intend to maintain our quarterly dividend at the current annual rate of $0.85 per share during fiscal 2019. In the future, we expect modest dividend increases while we focus on de-leveraging, subject to the approval of our Board of Directors.
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
We have access to our $1.6 billion Revolving Credit Agreement, our commercial paper program, and the capital markets. We believe we also have access to additional bank loan facilities, if needed.
We expect to maintain or have access to sufficient liquidity to finance the cash portion of the Merger consideration as well as to retire or refinance senior debt upon maturity, as market conditions warrant, from the aggregate $9.0 billion committed bridge facility and term loan agreement, operating cash flows, our commercial paper program, proceeds from any divestitures and other disposition transactions, access to capital markets, and our $1.6 billion Revolving Credit Agreement.
Cash Flows
During the first quarter of fiscal 2019, we used $53.2 million of cash, which was the net result of $94.7 million generated from operating activities, $38.5 million used in investing activities, $109.6 million used in financing activities, and an increase of $0.2 million due to the effects of changes in foreign currency exchange rates.
Cash generated from operating activities of continuing operations totaled $94.7 million in the first quarter of fiscal 2019, as compared to $141.5 million generated in the first quarter of fiscal 2018. The decrease in operating cash flows was impacted by higher income tax and interest payments as well as acquisition-related expenditures, offset by an increase in equity method investment dividend payments received for the first quarter of fiscal 2019, compared to the first quarter of fiscal 2018.
Cash used in investing activities totaled $38.5 million and $38.6 million in the first quarter of fiscal 2019 and fiscal 2018, respectively. Investing activities in the first quarter of fiscal 2019 consisted primarily of capital expenditures totaling $86.1 million and the proceeds from the sale of our Del Monte® processed fruit and vegetable business in Canada totaling $30.3 million. Investing activities in the first quarter of fiscal 2018 consisted mainly of capital expenditures totaling $42.6 million.
Cash used in financing activities totaled $109.6 million in the first quarter of fiscal 2019 and $107.1 million in the first quarter of fiscal 2018. Financing activities in the first quarter of fiscal 2019 consisted principally of cash dividends paid of $83.0 million, the payment of bridge financing and other fees totaling $35.1 million, and net short-term borrowings of $26.8 million (mainly under our commercial paper program). Cash used in financing activities in the first quarter of fiscal 2018 reflected common stock repurchases totaling $300.0 million, net short-term borrowings of $295.3 million and cash dividends paid of $83.3 million.
The Company had cash and cash equivalents of $74.8 million at August 26, 2018 and $128.0 million at May 27, 2018, of which $64.7 million at August 26, 2018 and $121.6 million at May 27, 2018 was held in foreign countries. During the first quarter of fiscal 2019, the Company repatriated $91.2 million of cash balances, of which $13.7 million was previously deemed to be permanently reinvested outside the U.S. We have not provided any deferred taxes on the remaining undistributed earnings of our foreign subsidiaries. Deferred taxes will be provided for earnings of non-U.S. affiliates and associated companies when we determine that such earnings are no longer indefinitely reinvested and will result in a tax liability upon distribution.

Our estimate of capital expenditures for fiscal 2019 is approximately $350 million, excluding any incremental amounts resulting from the pending acquisition of Pinnacle. For the first quarter of fiscal 2019, we have funded $86.1 million of capital expenditures.
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
Variable Interest Entities Not Consolidated
We lease a certain office building from an entity that we have determined to be a variable interest entity. The lease agreement with this entity includes a fixed-price purchase option for the asset being leased. The lease agreement also contains a contingent put option (the "lease put option") that allows the lessor to require us to purchase the building at the greater of original construction cost, or fair market value, without a lease agreement in place (the "put price") in certain limited circumstances. As a result of substantial impairment charges related to our divested Private Brands operations, this lease put option became exercisable. We are amortizing the difference between the put price and the estimated fair value (without a lease agreement in place) of the property over the remaining lease term within SG&A expenses. As of August 26, 2018 and May 27, 2018, the estimated amount by which the put option price exceeded the estimated fair value of the property was $8.2 million, of which we had accrued $1.3 million and $1.2 million, respectively. This lease is accounted for as an operating lease, and accordingly, there are no material assets and liabilities, other than the accrued portion of the put price, associated with this entity included in the Condensed Consolidated Balance Sheets. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this entity. In making this determination, we have considered, among other items, the terms of the lease agreement, the expected remaining useful life of the asset leased, and the capital structure of the lessor entity.

OBLIGATIONS AND COMMITMENTS
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt, notes payable, and capital lease obligations, which totaled $3.83 billion as of August 26, 2018, were recognized as liabilities in the Condensed Consolidated Balance Sheets contained in this report. Operating lease obligations and unconditional purchase obligations, which totaled $1.22 billion as of August 26, 2018, were not recognized as liabilities in the Condensed Consolidated Balance Sheets contained in this report, in accordance with generally accepted accounting principles.
A summary of our contractual obligations as of August 26, 2018 was as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$3,431.6	$300.0	$822.6	$1,087.0	$1,222.0
Capital lease obligations	96.0	7.5	14.8	14.5	59.2
Operating lease obligations	206.4	35.2	51.0	36.9	83.3
Purchase obligations[1] and other contracts	1,060.5	931.6	97.0	30.6	1.3
Notes payable	304.1	304.1	—	—	—
Total	$5,098.6	$1,578.4	$985.4	$1,169.0	$1,365.8
1 Amount includes open purchase orders and agreements, some of which are not legally binding and/or may be cancellable. Such agreements are generally settleable in the ordinary course of business in less than one year.
We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average coupon interest rate of the long-term debt obligations outstanding as of August 26, 2018, was approximately 4.9%.
The operating lease obligations noted in the table above have not been reduced by non-cancellable sublease rentals of $0.3 million.

As of May 27, 2018, we had aggregate unfunded pension obligations totaling $68.5 million. This amount is not included in the table above. In the fourth quarter of fiscal 2018, we made a voluntary pension plan contribution in the amount of $300.0 million. Based on current statutory requirements, we are not obligated to fund any amount to our qualified pension plans during the next twelve months. We estimate that we will make payments of approximately $19.6 million over the next twelve months to fund our nonqualified pension plans. See Note 14, Pension and Postretirement Benefits, to the Condensed Consolidated Financial Statements contained in this report and Note 19, Pension and Postretirement Benefits, to the Consolidated Financial Statements and Critical Accounting Estimates - Employment Related Benefits contained in the Company's Annual Report on Form 10-K for the year ended May 27, 2018 for further discussion of our pension obligations and factors that could affect estimates of this liability.
As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in the Condensed Consolidated Balance Sheets contained in this report. A summary of our commitments, including commitments associated with equity method investments, as of August 26, 2018 was as follows:

	Amount of Commitment Expiration Per Period (in millions)
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby repurchase obligations	$0.7	$0.5	$0.2	$—	$—
Other commitments	5.0	3.7	1.3	—	—
Total	$5.7	$4.2	$1.5	$—	$—
In addition to the commitments included in the table above, as of August 26, 2018, we had $35.0 million of standby letters of credit issued on our behalf. These standby letters of credit are primarily related to our self-insured workers compensation programs and are not reflected in the Condensed Consolidated Balance Sheets contained in this report.
In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases resulting from the divestiture of the JM Swank business completed in the first quarter of fiscal 2017. As of August 26, 2018, the remaining terms of these arrangements did not exceed five years and the maximum amount of future payments we have guaranteed was $2.2 million. In addition, we guarantee a certain lease resulting from an exited facility. As of August 26, 2018, the remaining term of this arrangement did not exceed nine years and the maximum amount of future payments we have guaranteed was $21.1 million.
In certain limited situations, we also guarantee obligations of the Lamb Weston business pursuant to guarantee arrangements that existed prior to the spinoff of the Lamb Weston business (the "Spinoff") and remained in place following completion of the Spinoff until such guarantee obligations are substituted for guarantees issued by Lamb Weston. Such guarantee arrangements are described below. Pursuant to the Separation and Distribution Agreement, dated as of November 8, 2016 (the "Separation Agreement"), between us and Lamb Weston, these guarantee arrangements are deemed liabilities of Lamb Weston that were transferred to Lamb Weston as part of the Spinoff. Accordingly, in the event that we are required to make any payments as a result of these guarantee arrangements, Lamb Weston is obligated to indemnify us for any such liability, reduced by any insurance proceeds received by us, in accordance with the terms of the indemnification provisions under the Separation Agreement.
Lamb Weston is a party to a warehouse services agreement with a third-party warehouse provider through July 2035. Under this agreement, Lamb Weston is required to make payments for warehouse services based on the quantity of goods stored and other service factors. We have guaranteed the warehouse provider that we will make the payments required under the agreement in the event that Lamb Weston fails to perform. Minimum payments of $1.5 million per month are required under this agreement. It is not possible to determine the maximum amount of the payment obligations under this agreement. Upon completion of the Spinoff, we recognized a liability for the estimated fair value of this guarantee. As of August 26, 2018, the amount of this guarantee, recorded in other noncurrent liabilities, was $27.7 million.
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
The obligations and commitments tables above do not include any reserves for uncertainties in income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at August 26, 2018 was $33.0 million. The net amount of unrecognized tax benefits at August 26, 2018, that, if recognized, would impact our effective tax rate was $28.2 million. Recognition of these tax benefits would have a favorable impact on our effective tax rate.

CRITICAL ACCOUNTING ESTIMATES
A discussion of our critical accounting estimates can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in Part I, Item 7, of our Annual Report on Form 10-K for the fiscal year ended May 27, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The principal market risks affecting us are exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.
Other than the changes noted below, there have been no material changes in our market risk during the thirteen weeks ended August 26, 2018. For additional information, refer to the "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 27, 2018.
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
During the first quarter of fiscal 2019, we entered into deal-contingent forward starting interest rate swap contracts to hedge a portion of the interest rate risk related to our forecasted issuance of long-term debt to help finance the acquisition of Pinnacle. The net notional amount of these interest rate derivatives at August 26, 2018 was $4.42 billion. The maximum potential loss associated with these interest rate swap contracts from a hypothetical decrease of 0.5% in interest rates is approximately $253.8 million. Any such gain or loss, to the extent the hedge was effective, would be deferred in accumulated other comprehensive income and recognized in earnings over the life of the forecasted interest payments associated with this debt issuance. At August 26, 2018, we had recognized an unrealized loss of $58.1 million in accumulated other comprehensive income for these derivative instruments.
The carrying amount of long-term debt (including current installments) was $3.54 billion as of August 26, 2018. Based on current market rates, the fair value of this debt at August 26, 2018 was estimated at $3.73 billion. As of August 26, 2018, a 1% increase in the interest rates would decrease the fair value of our fixed rate debt by approximately $162.0 million, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $178.7 million.
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
Value-at-Risk (VaR)
We employ various tools to monitor our derivative risk, including value-at-risk ("VaR") models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95% confidence level. Accordingly, in any given one day time period, losses greater than the amounts included in the table below are expected to occur only 5% of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, and foreign exchange positions (including discontinued operations) during the thirteen weeks ended August 26, 2018 and August 27, 2017.

	Fair Value Impact
In Millions	Average During Thirteen Weeks Ended August 26, 2018	Average During Thirteen Weeks Ended August 27, 2017
Energy commodities	$0.1	$0.4
Agriculture commodities	0.7	0.5
Foreign exchange	0.8	0.7

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of August 26, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective.
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
In California, a number of cities and counties joined in a consolidated action seeking abatement of an alleged public nuisance in the form of lead-based paint potentially present on the interior of residences, regardless of its condition. On September 23, 2013, a trial of the California case concluded in the Superior Court of California for the County of Santa Clara, and on January 27, 2014, the court entered a judgment (the "Judgment") against ConAgra Grocery Products and two other defendants ordering the creation of a California abatement fund in the amount of $1.15 billion. Liability is joint and several. The Company appealed the Judgment, and on November 14, 2017 the California Court of Appeal for the Sixth Appellate District reversed in part, holding that the defendants were not liable to pay for abatement of homes built after 1950, but affirmed the Judgment as to homes built before 1951. The Court of Appeal remanded the case to the trial court with directions to recalculate the amount of the abatement fund estimated to be necessary to cover the cost of remediating pre-1951 homes, and to hold an evidentiary hearing regarding appointment of a suitable receiver. ConAgra Grocery Products and the other defendants petitioned the California Supreme Court for review of the decision, which we believe to be an unprecedented expansion of current California law. On February 14, 2018, the California Supreme Court denied the petition and declined to review the merits of the case, and the case was remanded to the trial court for further proceedings. ConAgra Grocery Products and the other defendants have sought further review of certain issues from the Supreme Court of the United States, although further appeal is discretionary and may not be granted. Further proceedings in the trial court may not be stayed pending the outcome of any further appeal. In light of the decision rendered by the California Appellate Court on November 14, 2017, and the California Supreme Court's decision on February 14, 2018 not to review the Appellate Court's decision, we have concluded that the liability has likely become probable as contemplated by Accounting Standards Codification Topic 450. On September 4, 2018, the trial court recalculated its estimate of the amount needed to remediate pre-1951 homes in the plaintiff jurisdictions to be $409.0 million. However, uncertainties remain which make it difficult to estimate the ultimate potential liability, including (i) although liability is joint and several, it is unknown what amount each defendant may ultimately be required to pay or how allocation among the defendants (and other potentially responsible parties such as property owners who may have violated the applicable housing codes) will be determined; (ii) according to the trial court’s original order, participation in the abatement program by eligible homeowners is voluntary and it is unknown what percentage of eligible homeowners will choose to participate or how such claims will be administered; (iii) the trial court's original order required that any amounts paid by the defendants into the fund that were not spent within four years would be returned to the defendants, and it is unknown whether this feature of the fund will be retained or, if it is retained, how much will be spent during that time period; and (iv) defendants will have a new right to appeal any new aspects of the judgment entered by the trial court upon remand, although it is unknown whether the court would stay execution of any new judgment while a subsequent appeal is pending.
While the ultimate amount of any loss and timing of payments related thereto remain uncertain and could change as further information is obtained, we have accrued $136.0 million, within other accrued liabilities, for this matter as of August 26, 2018. The extent of insurance coverage is uncertain and the Company's carriers are on notice; however, any possible insurance recovery has not been considered for purposes of determining our liability. We cannot assure that the final resolution of these matters will not have a material adverse effect on our financial condition, results of operations, or liquidity.
In June 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina. This facility was the primary production facility for our Slim Jim® branded meat snacks. In June 2009, the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives announced its determination that the explosion was the result of an accidental natural gas release and not a deliberate act. During the fourth quarter of fiscal 2011, we settled our property and business interruption claims related to the Garner accident with our insurance providers. During the fourth quarter of fiscal 2011, Jacobs Engineering Group Inc. ("Jacobs"), our engineer and project manager at the site, filed a declaratory judgment action against us seeking indemnity for personal injury claims brought against it as a result of the accident. During the first quarter of fiscal 2012, our motion for summary judgment was granted and the suit was dismissed without prejudice on the basis that the suit was filed prematurely. In the third quarter of fiscal 2014, Jacobs refiled its action seeking indemnity. On March 25, 2016, a Douglas County jury in Nebraska rendered a verdict in favor of Jacobs and against us in the amount of $108.9 million plus post-judgment interest. We filed our Notice of Appeal in September 2016, and the appeal was heard by the Nebraska Supreme Court in November 2017. On September 14, 2018, the Nebraska Supreme Court affirmed the jury verdict and the rulings of the trial court. Although our insurance carriers have provided customary notices of reservation of their rights under the policies of insurance, we expect the exposure in this case to be limited to the applicable insurance deductible.
We are involved in certain litigation matters in connection with our planned acquisition of Pinnacle Foods Inc. ("Pinnacle") (see Note 2). On August 7, 2018, a purported stockholder of Pinnacle filed a complaint in a putative class action in the United States District Court for the District of New Jersey, captioned Alexander Rasmussen v. Pinnacle Foods Inc. et al., Case No. 2:18-cv-12501. On August 9, 2018, a purported stockholder of Pinnacle filed a complaint in a putative class action in the United States District Court for the District of New Jersey, captioned Robert H. Paquette v. Pinnacle Foods Inc. et al., Case No. 2:18-cv-12578. On August 9, 2018, a purported stockholder of Pinnacle filed a complaint in a putative class action in the United States District Court for the District of New Jersey, captioned Wesley Lindquist v. Pinnacle Foods Inc. et al., Case No. 2:18-cv-12610. The Rasmussen Action, the Paquette Action, and the Lindquist Action allege that Pinnacle's preliminary proxy statement, filed with the SEC on July 25, 2018, omits material information with respect to the Merger, rendering it false and misleading and thus that Pinnacle and the directors of Pinnacle violated Section 14(a) of the Exchange Act as well as Rule 14a-9 under the Exchange Act. The Rasmussen Action, the Paquette Action, and the Lindquist Action further allege that the directors of Pinnacle violated Section 20(a) of the Exchange Act. The Rasmussen Action and the Paquette Action seek, among other things, to enjoin the transactions contemplated by the Merger Agreement unless Pinnacle discloses the allegedly material information that was allegedly omitted from the proxy statement, an award of damages and an award of attorneys' fees and expenses. The Lindquist Action seeks, among other things, to enjoin the transactions contemplated by the Merger Agreement unless Pinnacle discloses the allegedly material information that was allegedly omitted from the proxy statement, an award of rescissory damages should the Merger be consummated, including pre-judgment and post-judgment interest, and an award of attorneys' fees and expenses.
On August 15, 2018, a purported stockholder of Pinnacle filed a complaint in a putative class action in the Court of Chancery of the State of Delaware, captioned Jordan Rosenblatt v. Pinnacle Foods Inc. et al., Case No. 2018-0605. The Rosenblatt Action alleges that the directors of Pinnacle breached their fiduciary duty of disclosure by filing a preliminary proxy statement that contained materially incomplete and misleading information. The Rosenblatt Action further alleges that Pinnacle, Conagra, and Patriot Merger Sub Inc., a wholly-owned subsidiary of Conagra ("Merger Sub"), aided and abetted the directors' alleged breach of fiduciary duty. The Rosenblatt Action seeks, among other things, to enjoin the transactions contemplated by the Merger Agreement, rescission of the Merger or an award of rescissory damages should the Merger be consummated, an award of damages and an award of attorneys' fees and expenses. Conagra and Merger Sub believe the Rosenblatt Action is without merit and intend to vigorously defend it.
For additional information on legal proceedings, please refer to Part I, Item 3 "Legal Proceedings" and Note 17 "Contingencies" to the financial statements, in each case contained in our Annual Report on Form 10-K for the year ended May 27, 2018, and Note 13 "Contingencies" to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS
A discussion of our risk factors can be found in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended May 27, 2018, and our other filings with the SEC. During the first quarter of fiscal 2019, there were no material changes to our previously disclosed risk factors.

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

10.1
Term Loan Agreement, dated July 11, 2018, by and among Conagra Brands, Inc. and Bank of America, N.A., as administrative agent and a lender, Goldman Sachs Bank USA, as syndication agent and a lender, and the other financial institutions party thereto, incorporated herein by reference to Exhibit 10.1 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on July 17, 2018

10.2
Amended and Restated Revolving Credit Agreement, dated July 11, 2018, by and among Conagra Brands, Inc. and Bank of America, N.A., as administrative agent and a lender, JPMorgan Chase Bank, N.A., as syndication agent and a lender, and the other financial institutions party thereto, incorporated herein by reference to Exhibit 10.2 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on July 17, 2018

**10.3
Letter of Agreement, dated as of August 2, 2018, between Conagra Brands, Inc. and Sean M. Connolly, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2018

**10.4	Form of Restricted Stock Unit Agreement (Conagra Brands, Inc. 2014 Stock Plan)

12	Statement regarding computation of ratio of earnings to fixed charges

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32	Section 906 Certificates

101
The following materials from Conagra Brands' Quarterly Report on Form 10-Q for the quarter ended August 26, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

* Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted schedule upon request by the SEC

** Management contract or compensatory plan.

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
Dated this 2nd day of October, 2018.