Form 10-Q
period 2018-11-25
CONAGRA BRANDS INC.
filed 2019-01-03
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 25, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of issuer’s common stock, as of November 25, 2018, was 485,641,986.

Table of Contents

Part I. FINANCIAL INFORMATION		1
Item 1	Financial Statements	1
	Unaudited Condensed Consolidated Statements of Earnings for the Thirteen and Twenty-six Weeks ended November 25, 2018 and November 26, 2017	1
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Twenty-six Weeks ended November 25, 2018 and November 26, 2017	2
	Unaudited Condensed Consolidated Balance Sheets as of November 25, 2018 and May 27, 2018	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Twenty-six Weeks ended November 25, 2018 and November 26, 2017	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4	Controls and Procedures	46
Part II. OTHER INFORMATION		47
Item 1	Legal Proceedings	47
Item 1A	Risk Factors	48
Item 6	Exhibits	50
Signatures		51
Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 101

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Conagra Brands, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions except per share amounts)
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	November 25, 2018	November 26, 2017	November 25, 2018	November 26, 2017
Net sales	$2,383.7	$2,173.4	$4,218.1	$3,977.6
Costs and expenses:
Cost of goods sold	1,706.5	1,515.1	3,025.4	2,800.3
Selling, general and administrative expenses	487.3	324.8	744.6	584.4
Pension and postretirement non-service income	(9.7)	(17.5)	(19.9)	(38.1)
Interest expense, net	80.6	38.0	129.6	74.4
Income from continuing operations before income taxes and equity method investment earnings	119.0	313.0	338.4	556.6
Income tax expense	22.4	109.5	79.8	229.5
Equity method investment earnings	37.7	20.6	53.9	50.6
Income from continuing operations	134.3	224.1	312.5	377.7
Income (loss) from discontinued operations, net of tax	(1.9)	0.4	(1.9)	0.1
Net income	$132.4	$224.5	$310.6	$377.8
Less: Net income attributable to noncontrolling interests	0.8	1.0	0.8	1.8
Net income attributable to Conagra Brands, Inc.	$131.6	$223.5	$309.8	$376.0
Earnings per share — basic
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$0.32	$0.55	$0.76	$0.91
Loss from discontinued operations attributable to Conagra Brands, Inc. common stockholders	(0.01)	—	—	—
Net income attributable to Conagra Brands, Inc. common stockholders	$0.31	$0.55	$0.76	$0.91
Earnings per share — diluted
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$0.32	$0.54	$0.76	$0.91
Loss from discontinued operations attributable to Conagra Brands, Inc. common stockholders	(0.01)	—	—	—
Net income attributable to Conagra Brands, Inc. common stockholders	$0.31	$0.54	$0.76	$0.91
See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Thirteen weeks ended
	November 25, 2018			November 26, 2017
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income	$157.6	$(25.2)	$132.4	$334.0	$(109.5)	$224.5
Other comprehensive income:
Derivative adjustments:
Unrealized derivative adjustments	105.9	(26.5)	79.4	1.0	(0.4)	0.6
Reclassification for derivative adjustments included in net income	(0.2)	—	(0.2)	0.1	—	0.1
Unrealized gains on available-for-sale securities	—	—	—	0.4	(0.2)	0.2
Unrealized currency translation losses	(15.7)	—	(15.7)	(12.7)	0.1	(12.6)
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	—	—	—	43.4	(16.6)	26.8
Reclassification for pension and post-employment benefit obligations included in net income	(0.2)	—	(0.2)	(0.2)	0.1	(0.1)
Comprehensive income	247.4	(51.7)	195.7	366.0	(126.5)	239.5
Comprehensive income (loss) attributable to noncontrolling interests	0.3	(0.4)	(0.1)	0.4	(0.4)	—
Comprehensive income attributable to Conagra Brands, Inc.	$247.1	$(51.3)	$195.8	$365.6	$(126.1)	$239.5

	Twenty-six weeks ended
	November 25, 2018			November 26, 2017
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income	$393.2	$(82.6)	$310.6	$607.4	$(229.6)	$377.8
Other comprehensive income:
Derivative adjustments:
Unrealized derivative adjustments	48.0	(12.0)	36.0	1.0	(0.4)	0.6
Reclassification for derivative adjustments included in net income	(0.2)	—	(0.2)	0.1	—	0.1
Unrealized gains on available-for-sale securities	—	—	—	0.7	(0.3)	0.4
Unrealized currency translation gains (losses)	(18.7)	—	(18.7)	19.9	—	19.9
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	(0.4)	—	(0.4)	43.5	(16.6)	26.9
Reclassification for pension and post-employment benefit obligations included in net income	(0.4)	0.1	(0.3)	(0.3)	0.1	(0.2)
Comprehensive income	421.5	(94.5)	327.0	672.3	(246.8)	425.5
Comprehensive income (loss) attributable to noncontrolling interests	(1.8)	(0.6)	(2.4)	2.4	(0.6)	1.8
Comprehensive income attributable to Conagra Brands, Inc.	$423.3	$(93.9)	$329.4	$669.9	$(246.2)	$423.7
See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions except share data)
(unaudited)

	November 25, 2018	May 27, 2018
ASSETS
Current assets
Cash and cash equivalents	$442.3	$128.0
Receivables, less allowance for doubtful accounts of $2.8 and $2.0	958.1	582.6
Inventories	1,729.7	997.1
Prepaid expenses and other current assets	108.7	186.8
Current assets held for sale	36.6	44.4
Total current assets	3,275.4	1,938.9
Property, plant and equipment	4,875.9	4,062.2
Less accumulated depreciation	(2,515.1)	(2,442.1)
Property, plant and equipment, net	2,360.8	1,620.1
Goodwill	11,167.2	4,502.5
Brands, trademarks and other intangibles, net	5,132.2	1,284.5
Other assets	960.4	906.3
Noncurrent assets held for sale	110.8	137.2
	$23,006.8	$10,389.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$0.9	$277.3
Current installments of long-term debt	17.2	307.0
Accounts payable	1,246.1	915.1
Accrued payroll	177.0	163.9
Other accrued liabilities	793.3	672.9
Total current liabilities	2,234.5	2,336.2
Senior long-term debt, excluding current installments	11,349.5	3,035.6
Subordinated debt	195.9	195.9
Other noncurrent liabilities	1,923.6	1,065.2
Total liabilities	15,703.5	6,632.9
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 584,219,229	2,921.2	2,839.7
Additional paid-in capital	2,280.8	1,180.0
Retained earnings	4,886.4	4,744.9
Accumulated other comprehensive loss	(91.5)	(110.5)
Less treasury stock, at cost, 98,577,243 and 177,078,193 common shares	(2,772.8)	(4,977.9)
Total Conagra Brands, Inc. common stockholders' equity	7,224.1	3,676.2
Noncontrolling interests	79.2	80.4
Total stockholders' equity	7,303.3	3,756.6
	$23,006.8	$10,389.5
See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Twenty-six weeks ended
	November 25, 2018	November 26, 2017
Cash flows from operating activities:
Net income	$310.6	$377.8
Income (loss) from discontinued operations	(1.9)	0.1
Income from continuing operations	312.5	377.7
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	140.3	129.0
Asset impairment charges	2.3	8.8
Gain on divestiture	(13.2)	—
Earnings of affiliates in excess of distributions	(26.1)	(50.6)
Stock-settled share-based payments expense	18.7	17.7
Contributions to pension plans	(7.9)	(6.1)
Pension benefit	(13.8)	(21.5)
Proceeds from settlement of interest rate swaps	47.5	—
Other items	22.5	3.8
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Receivables	(186.5)	(109.8)
Inventories	(75.2)	(130.5)
Deferred income taxes and income taxes payable, net	17.9	95.3
Prepaid expenses and other current assets	(21.2)	0.1
Accounts payable	39.0	132.3
Accrued payroll	(1.2)	(39.7)
Other accrued liabilities	(4.9)	(1.8)
Net cash flows from operating activities — continuing operations	250.7	404.7
Net cash flows from operating activities — discontinued operations	11.2	16.0
Net cash flows from operating activities	261.9	420.7
Cash flows from investing activities:
Additions to property, plant and equipment	(133.3)	(123.4)
Sale of property, plant and equipment	17.7	6.9
Purchase of businesses, net of cash acquired	(5,119.2)	(249.6)
Proceeds from divestiture	32.2	—
Other items	0.1	—
Net cash flows from investing activities	(5,202.5)	(366.1)
Cash flows from financing activities:
Net short-term borrowings	(277.4)	38.9
Issuance of long-term debt	8,310.5	500.0
Repayment of long-term debt	(3,061.3)	(4.8)
Debt issuance costs and bridge financing fees	(87.0)	(2.6)
Payment of intangible asset financing arrangement	(14.0)	(14.4)
Issuance of Conagra Brands, Inc. common shares, net	555.9	—
Repurchase of Conagra Brands, Inc. common shares	—	(580.0)
Cash dividends paid	(166.3)	(171.6)
Exercise of stock options and issuance of other stock awards, including tax withholdings	(3.7)	4.0
Net cash flows from financing activities	5,256.7	(230.5)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1.8)	8.5
Net change in cash and cash equivalents and restricted cash	314.3	(167.4)
Cash and cash equivalents and restricted cash at beginning of period	129.0	252.4
Cash and cash equivalents and restricted cash at end of period	$443.3	$85.0
See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Twenty-six Weeks ended November 25, 2018 and November 26, 2017
(columnar dollars in millions except per share amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. The adjustments are of a normal recurring nature, except as otherwise noted. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Conagra Brands, Inc. (the "Company", "Conagra Brands", "we", "us", or "our") Annual Report on Form 10-K for the fiscal year ended May 27, 2018.
The results of operations for any quarter or a partial fiscal year period are not necessarily indicative of the results to be expected for other periods or the full fiscal year.
Basis of Consolidation — The Condensed Consolidated Financial Statements include the accounts of Conagra Brands and all majority-owned subsidiaries. In addition, the accounts of all variable interest entities for which we have been determined to be the primary beneficiary are included in our Condensed Consolidated Financial Statements from the date such determination is made. All significant intercompany investments, accounts, and transactions have been eliminated.
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
Comprehensive Income — Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments (prior to the adoption of Accounting Standards Update ("ASU") 2016-01), and changes in prior service cost and net actuarial gains (losses) from pension (for amounts not in excess of the 10% corridor) and post-retirement health care plans. On foreign investments we deem to be essentially permanent in nature, we do not provide for taxes on currency translation adjustments arising from converting an investment denominated in a foreign currency to U.S. dollars. When we determine that a foreign investment, as well as undistributed earnings, are no longer permanent in nature, estimated taxes will be provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments.

The following table details the accumulated balances for each component of other comprehensive income, net of tax:

	November 25, 2018	May 27, 2018
Currency translation losses, net of reclassification adjustments	$(110.2)	$(94.7)
Derivative adjustments, net of reclassification adjustments	36.8	1.0
Unrealized gains on available-for-sale securities	—	0.6
Pension and post-employment benefit obligations, net of reclassification adjustments	(18.1)	(17.4)
Accumulated other comprehensive loss [1]	$(91.5)	$(110.5)
1 Net of unrealized gains on available-for-sale securities of $0.6 million reclassified to retained earnings as a result of the adoption of ASU 2016-01.

The following table summarizes the reclassifications from accumulated other comprehensive loss into income:

	Thirteen weeks ended		Affected Line Item in the Condensed Consolidated Statement of Earnings[1]
	November 25, 2018	November 26, 2017
Net derivative adjustment, net of tax:
Cash flow hedges	$(0.2)	$0.1	Interest expense, net
	(0.2)	0.1	Total before tax
	—	—	Income tax expense
	$(0.2)	$0.1	Net of tax
Pension and postretirement liabilities:
Net prior service cost (benefit)	$0.2	$(0.2)	Pension and postretirement non-service income
Net actuarial gain	(0.4)	—	Pension and postretirement non-service income
	(0.2)	(0.2)	Total before tax
	—	0.1	Income tax expense
	$(0.2)	$(0.1)	Net of tax

	Twenty-six weeks ended		Affected Line Item in the Condensed Consolidated Statement of Earnings[1]
	November 25, 2018	November 26, 2017
Net derivative adjustment, net of tax:
Cash flow hedges	$(0.2)	$0.1	Interest expense, net
	(0.2)	0.1	Total before tax
	—	—	Income tax expense
	$(0.2)	$0.1	Net of tax
Pension and postretirement liabilities:
Net prior service cost (benefit)	$0.4	$(0.3)	Pension and postretirement non-service income
Net actuarial gain	(0.8)	—	Pension and postretirement non-service income
	(0.4)	(0.3)	Total before tax
	0.1	0.1	Income tax expense
	$(0.3)	$(0.2)	Net of tax
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
Accounting Changes — In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers ("Topic 606"), which replaces most existing revenue recognition guidance in U.S. GAAP, including industry-specific requirements. Topic 606 provides companies with a single revenue recognition model for recognizing revenue with customers; specifically requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.
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
The effect of the changes made to our Condensed Consolidated Balance Sheet as of November 25, 2018 for the adoption of Topic 606 was as follows:

	As Reported	Adjustments	Balances without Adoption of Topic 606
Current assets
Receivables, less allowance for doubtful accounts	$958.1	$8.6	$966.7
Inventories	1,729.7	(3.8)	1,725.9
Prepaid expenses and other current assets	108.7	(14.8)	93.9
Current liabilities
Other accrued liabilities	793.3	(0.9)	792.4
Other noncurrent liabilities	1,923.6	(2.3)	1,921.3
The effect of the changes made to our Condensed Consolidated Statement of Earnings for the adoption of Topic 606 was as follows:

	Thirteen weeks ended November 25, 2018
	As Reported	Adjustments	Balances without Adoption of Topic 606
Net sales	$2,383.7	$16.6	$2,400.3
Cost of goods sold	1,706.5	6.0	1,712.5
Income from continuing operations before income taxes and equity method investment earnings	119.0	10.6	129.6

	Twenty-six weeks ended November 25, 2018
	As Reported	Adjustments	Balances without Adoption of Topic 606
Net sales	$4,218.1	$7.3	$4,225.4
Cost of goods sold	3,025.4	12.8	3,038.2
Income from continuing operations before income taxes and equity method investment earnings	338.4	(5.5)	332.9
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
In March 2017, the FASB issued ASU 2017-07, Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires companies to present the service cost component of net benefit cost in the same line items in which they report compensation cost. Companies are required to present all other components of net benefit cost outside operating income, if this subtotal is presented. In addition, the new standard requires that only the service cost component of net periodic benefit expense is eligible for capitalization. The new standard requires retrospective adoption of the presentation of net periodic benefit expense and prospective application of the capitalization of the service cost component. We adopted this ASU in fiscal 2019. As a result, the following amounts were reclassified in the second quarter and first half of fiscal 2018 to correspond to the current year presentation:

	Thirteen weeks ended	Twenty-six weeks ended
	November 26, 2017	November 26, 2017
Reclassified from Selling, general and administrative expense	$17.5	$38.1
Reclassified to Pension and postretirement non-service income	$17.5	$38.1
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
Recently Issued Accounting Standards — In February 2016, the FASB issued ASU 2016-02, Leases, Topic 842, which requires lessees to reflect most leases on their balance sheet as assets and obligations. The effective date for the standard is for fiscal years beginning after December 15, 2018. Early adoption is permitted. We are evaluating the effect that this standard will have on our consolidated financial statements and related disclosures. We have identified an accounting system to support the future state lease accounting process and have begun to develop the future state process design as part of the overall system implementation. We are not able, at this time, to reasonably estimate the expected increase in assets and liabilities in our condensed consolidated balance sheet upon adoption. The standard must be applied using the modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented. Entities may also elect the optional transition method provided under ASU 2018-11, Leases, Topic 842: Targeted Improvement, issued in July 2018, allowing for application of the standard at the adoption date, with recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We intend to elect this practical expedient upon adoption. We will adopt this ASU on the first day of our fiscal year 2020.
In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for defined benefit pension plans and other post-retirement plans. The effective date for this standard is for fiscal years beginning after December 15, 2020, with early adoption permitted. We do not expect ASU 2018-14 to have a material impact to our consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The effective date for the standard is for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating the effect that ASU 2018-15 will have on our consolidated financial statements and related disclosures.

2. ACQUISITIONS
On October 26, 2018, we acquired Pinnacle Foods Inc. ("Pinnacle"), a branded packaged foods company specializing in shelf-stable and frozen foods, which is now a wholly-owned subsidiary of Conagra Brands. Pursuant to the Agreement and Plan of Merger, dated as of June 26, 2018 (the "Merger Agreement"), among Conagra Brands, Pinnacle, and Patriot Merger Sub Inc., a wholly-owned subsidiary of Conagra Brands that ceased to exist at the effective time of the merger ("Merger Sub"), each outstanding share of Pinnacle common stock was converted into the right to receive $43.11 per share in cash and 0.6494 shares of common stock, par value $5.00 per share, of the Company ("Company Shares") (together, the "Merger Consideration"), with cash payable in lieu of fractional shares of Company Shares. The total amount of consideration paid in connection with the acquisition was approximately $8.03 billion and consisted of: (1) cash of $5.17 billion ($5.12 billion net of cash acquired); (2) 77.5 million of Company Shares, with an approximate value of $2.82 billion, issued out of the Company's treasury; and (3) replacement awards issued to former Pinnacle employees representing the fair value attributable to pre-combination service (see Note 9) of $51.1 million.
In connection with the acquisition, we issued long-term debt of $8.33 billion (see Note 5) (which includes funding under the new term loan agreement) and received cash proceeds of $575.0 million ($555.9 million net of related fees) from the issuance of common stock in an underwritten public offering. We used such proceeds for the payment of the cash portion of the Merger Consideration, the repayment of Pinnacle debt acquired, the refinancing of certain Conagra Brands debt, and the payment of related fees and expenses.
The following table summarizes the allocation of the total purchase consideration to the initial estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

October 26, 2018
Cash and cash equivalents	47.2
Receivables	204.1
Inventories	659.3
Prepaid expenses and other current assets	15.3
Property, plant and equipment	742.0
Goodwill	6,662.0
Brands, trademarks and other intangibles	3,875.1
Other assets	28.9
Current liabilities	(605.3)
Senior long-term debt, excluding current installments	(2,671.3)
Noncurrent deferred tax liabilities	(846.4)
Other noncurrent liabilities	(76.0)
Total assets acquired and liabilities assumed	$8,034.9
Noncontrolling interests	$1.0
Goodwill represents the excess of the consideration transferred over the preliminary estimate of fair values of the assets acquired and liabilities assumed and is primarily attributable to synergies and intangible assets such as assembled workforce which are not separately recognizable. Of the total goodwill, $259.2 million is deductible for tax purposes. Amortizable brands, trademarks and other intangibles totaled $718.7 million and have a weighted average estimated useful life of 25 years. We are currently completing our fair value assessment of the acquired assets and liabilities with the assistance of third-party valuation specialists and any adjustments identified in the measurement period, which will not exceed one year from the acquisition date, will be accounted for prospectively. Until we complete our fair value assessments and further integration activities and organizational structural changes occur, our Pinnacle business is considered a separate reportable segment and all goodwill was preliminarily allocated to reporting units within this segment.
The results of operations of Pinnacle are reported in the Company's condensed consolidated financial statements from the date of acquisition and include $258.8 million of total net sales and $28.7 million of operating profit, which are included in the Pinnacle Foods segment's financial results for the quarter ended November 25, 2018.

The following unaudited pro forma financial information presents the combined results of operations as if the acquisition of Pinnacle had occurred on May 29, 2017, the beginning of fiscal year 2018. These unaudited pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	Thirteen weeks ended		Twenty-six weeks ended
	November 25, 2018	November 26, 2017	November 25, 2018	November 26, 2017
Pro forma net sales	$2,868.1	$3,006.7	$5,426.1	$5,534.0
Pro forma net income from continuing operations attributable to Conagra Brands, Inc.	$200.7	$240.7	$404.7	$292.1
Pro forma net income from continuing operations attributable to Conagra Brands, Inc. per share - basic	$0.41	$0.48	$0.83	$0.58
Pro forma net income from continuing operations attributable to Conagra Brands, Inc. per share - diluted	$0.41	$0.48	$0.83	$0.57
The pro forma results include adjustments for amortization of acquired intangible assets, depreciation, interest expense on debt issued to finance the acquisition and incremental common shares issued in connection with the acquisition as well as the related income taxes. The pro forma results also include the following material nonrecurring adjustments, along with the related income tax effect of the adjustments:

•
Acquisition related costs incurred by the Company of $53.4 million and $60.9 million for the second quarter and first half of fiscal 2019, respectively, were excluded and assumed to have been incurred at the beginning of fiscal 2018 and included in the results for the first half of fiscal 2018. Acquisition related costs incurred by Pinnacle of $55.7 million and $66.8 million for the second quarter and first half of fiscal 2019, respectively, were excluded from the pro forma results.

•
Non-recurring expense of $24.4 million for the second quarter and first half of fiscal 2019 related to the fair value adjustment to acquisition-date inventory estimated to have been sold was removed and $53.2 million of expense was included in the results for the first half of fiscal 2018.

•
Non-recurring expense of $40.1 million and $45.7 million for the second quarter and first half of fiscal 2019, respectively, related to securing bridge financing for the acquisition were excluded and assumed to have been incurred at the beginning of fiscal 2018 and included in the results for the first half of fiscal 2018.

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
In October 2017, we acquired Angie's Artisan Treats, LLC, maker of Angie's® BOOMCHICKAPOP® ready-to-eat popcorn, for a cash purchase price of $249.8 million, net of cash acquired, including working capital adjustments. Approximately $156.7 million has been classified as goodwill, of which $95.4 million is deductible for income tax purposes. Approximately $73.8 million and $10.3 million of the purchase price have been allocated to non-amortizing and amortizing intangible assets, respectively. The business is primarily included in the Grocery & Snacks segment, and to a lesser extent within the International segment.
The acquisitions of Sandwich Bros. of Wisconsin® and Angie's® BOOMCHICKAPOP® collectively contributed $37.7 million and $75.1 million to net sales during the second quarter and first half of fiscal 2019, respectively. The acquisition of Angie's® BOOMCHICKAPOP® contributed $10.0 million to net sales for the second quarter and first half of fiscal 2018.
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

3. DISCONTINUED OPERATIONS AND OTHER DIVESTITURES
Lamb Weston Spinoff
On November 9, 2016, we completed the spinoff of our Lamb Weston business (the "Spinoff"). As of such date, we did not beneficially own any equity interest in Lamb Weston and no longer consolidated Lamb Weston into our financial results. In the second quarter and first half of fiscal 2019, we recorded income tax expense of $2.8 million within discontinued operations due to an adjustment of the estimated deductibility of costs related to the Spinoff. In the first half of fiscal 2018, an after-tax loss of $0.2 million ($0.3 million pre-tax loss) related to the Lamb Weston business was included within discontinued operations. We entered into a transition services agreement in connection with the Spinoff and recognized $0.8 million and $2.1 million of income for the performance of services during the second quarter and first half of fiscal 2018, respectively, classified within selling, general and administrative ("SG&A") expenses.
Private Brands Operations
On February 1, 2016, pursuant to the Stock Purchase Agreement, dated as of November 1, 2015, we completed the disposition of our Private Brands operations to TreeHouse Foods, Inc. In the second quarter and first half of fiscal 2019, we recognized $0.9 million in income within discontinued operations. In the second quarter and first half of fiscal 2018, we recognized income of $0.3 million and $0.2 million, respectively, within discontinued operations. We entered into a transition services agreement with TreeHouse Foods, Inc. and recognized $0.5 million and $2.2 million of income for the performance of services during the second quarter and first half of fiscal 2018, respectively, classified within SG&A expenses.
Other Divestitures
During the first quarter of fiscal 2019, we completed the sale of our Del Monte® processed fruit and vegetable business in Canada, which is part of our International segment, to Bonduelle Group for combined proceeds of $42.4 million Canadian dollars, which was approximately $32.2 million U.S. dollars at the exchange rates on the date of close and the final settlement of the working capital adjustments. We recognized a gain on the sale of $13.2 million recognized within SG&A expenses. The assets of this business have been reclassified as assets held for sale within our Condensed Consolidated Balance Sheets for periods prior to the divestiture.
The assets classified as held for sale reflected in our Condensed Consolidated Balance Sheets related to the Del Monte® processed fruit and vegetable business in Canada were as follows:

May 27, 2018
Current assets	$6.1
Noncurrent assets (including goodwill of $5.8 million)	11.5
On December 18, 2018, subsequent to the end of the second quarter of fiscal 2019, we signed a definitive agreement to sell our Wesson® oil business, which is part of our Grocery & Snacks segment. We expect the transaction to close before the end of fiscal 2019, subject to the satisfaction of customary closing conditions, including the receipt of regulatory approval. We expect to realize net proceeds from the sale of approximately $180.0 million.
The assets classified as held for sale reflected in our Condensed Consolidated Balance Sheets related to the Wesson® oil business were as follows:

	November 25, 2018	May 27, 2018
Current assets	$36.6	$37.7
Noncurrent assets (including goodwill of $74.5 million)	101.7	101.0
In addition, we are actively marketing certain other assets. These assets have been reclassified as assets held for sale within our Condensed Consolidated Balance Sheets for all periods presented. The balance of these assets classified as held for sale was $9.1 million in our Corporate segment at November 25, 2018, and $10.4 million and $14.9 million in our Corporate and Grocery & Snacks segments, respectively, at May 27, 2018.

4. RESTRUCTURING ACTIVITIES
Pinnacle Integration Restructuring Plan
In December 2018, our Board of Directors (the "Board") authorized the establishment of a restructuring and integration plan related to the ongoing integration of the recently acquired operations of Pinnacle (the "Pinnacle Integration Restructuring Plan") for the purpose of achieving significant cost synergies between the companies. We expect to incur material charges for exit and disposal activities under U.S. GAAP. Although we remain unable to make good faith estimates relating to the entire Pinnacle Integration Restructuring Plan, we are reporting on actions initiated through the end of the second quarter of fiscal 2019, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. Our Board has approved the incurrence of up to $290.0 million ($215.0 million of cash charges and $75.0 million of non-cash charges) in relation to the Pinnacle Integration Restructuring Plan. We have incurred or expect to incur approximately $190.6 million of charges ($188.7 million of cash charges and $1.9 million of non-cash charges) for actions identified to date under the Pinnacle Integration Restructuring Plan. We expect to incur costs related to the Pinnacle Integration Restructuring Plan over a three-year period.
We anticipate that we will recognize the following pre-tax expenses within our Corporate segment in association with the Pinnacle Integration Restructuring Plan (amounts include charges recognized from plan inception through the second quarter of fiscal 2019):

Total
Severance and related costs	$112.0
Accelerated depreciation	1.9
Contract/lease termination	12.0
Consulting/professional fees	44.6
Other selling, general and administrative expenses	20.1
Total selling, general and administrative expenses	190.6
Consolidated total	$190.6
During the second quarter and first half of fiscal 2019, we recognized the following pre-tax expenses within our Corporate segment for the Pinnacle Integration Restructuring Plan:

Total
Severance and related costs	$93.0
Accelerated depreciation	0.3
Consulting/professional fees	9.1
Other selling, general and administrative expenses	0.2
Total selling, general and administrative expenses	102.6
Consolidated total	$102.6
Included in the above results are $102.3 million of charges that have resulted or will result in cash outflows and $0.3 million in non-cash charges.
Liabilities recorded for the Pinnacle Integration Restructuring Plan and changes therein for the second quarter and first half of fiscal 2019 were as follows:

	Balance at May 27, 2018	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at November 25, 2018
Severance and related costs	$—	$93.0	$(20.5)	$—	$72.5
Consulting/professional fees	—	9.1	(0.3)	—	8.8
Other costs	—	0.2	—	—	0.2
Total	$—	$102.3	$(20.8)	$—	$81.5
Supply Chain and Administrative Efficiency Plan
As of November 25, 2018, we have substantially completed our restructuring activities related to our Supply Chain and Administrative Efficiency Plan (the "SCAE Plan"). In the second quarter and first half of fiscal 2019, we recognized charges of $4.5 million and $5.1 million, respectively, in connection with the SCAE Plan. In the second quarter and first half of fiscal 2018, we recognized charges of $7.1 million and $18.5 million, respectively, in connection with the SCAE Plan.
We have recognized $465.4 million in pre-tax expenses ($101.6 million in cost of goods sold, $361.5 million in SG&A expenses, and $2.3 million in Pension and postretirement non-service income) from the inception of the SCAE plan through November 25, 2018, related to our continuing operations. Included in these results were $317.6 million of cash charges and $147.8 million of non-cash charges. Our total pre-tax expenses for the SCAE Plan related to our continuing operations are expected to be $472.1 million ($323.1 million of cash charges and $149.0 million of non-cash charges).

5. LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

At November 25, 2018, we had a revolving credit facility (the "Revolving Credit Facility") with a syndicate of financial institutions providing a maximum aggregate principal amount outstanding at any one time of $1.6 billion (subject to increase to a maximum aggregate principal amount of $2.1 billion). The Revolving Credit Facility matures on July 11, 2023 and is unsecured. The term of the Revolving Credit Facility may be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. As of November 25, 2018, there were no outstanding borrowings under the revolving credit facility.
During the second quarter of fiscal 2019, to finance a portion of our acquisition of Pinnacle, we (i) issued new senior unsecured notes in an aggregate principal amount of $7.025 billion and (ii) borrowed $1.30 billion under our new term loan facility (the "Term Loan Facility") with a syndicate of financial institutions.
In connection with the acquisition, we prepaid in full $2.40 billion of obligations and liabilities of Pinnacle under or in respect of Pinnacle's credit agreement and other debt agreements. We also redeemed $350.0 million in aggregate principal amount of Pinnacle's outstanding 5.875% senior notes due January 15, 2024 and recognized a charge of $3.9 million as a cost of early retirement of debt.
We issued new senior unsecured notes in an aggregate principal amount of $7.025 billion in seven tranches: floating rate senior notes due October 22, 2020 in an aggregate principal amount of $525.0 million with interest equal to three-month LIBOR plus 0.75%, 3.8% senior notes due October 22, 2021 in an aggregate principal amount of $1.20 billion; 4.3% senior notes due May 1, 2024 in an aggregate principal amount of $1.0 billion; 4.6% senior notes due November 1, 2025 in an aggregate principal amount of $1.0 billion; 4.85% senior notes due November 1, 2028 in an aggregate principal amount of $1.30 billion; 5.3% senior notes due November 1, 2038 in an aggregate principal amount of $1.0 billion; and 5.4% senior notes due November 1, 2048 in an aggregate principal amount of $1.0 billion.

During the second quarter of fiscal 2019, we borrowed $1.30 billion under the Term Loan Facility, providing for a $650.0 million tranche of three-year term loans and a $650.0 million tranche of five-year term loans to the Company. The three-year tranche loans mature on October 26, 2021 and the five-year tranche loans mature on October 26, 2023.

The term loans will bear interest at, at the Company's election, either (a) LIBOR plus a percentage spread (ranging from 1% to 1.625% for three-year tranche loans and 1.125% to 1.75% for five-year tranche loans) based on the Company's senior unsecured long-term indebtedness ratings or (b) the alternate base rate, described in the Term Loan Facility as the greatest of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, and (iii) one-month LIBOR plus 1.00%, plus a percentage spread (ranging from 0% to 0.625% for three-year tranche loans and 0.125% to 0.75% for five-year tranche loans) based on the Company's senior unsecured long-term indebtedness ratings.

The Company may voluntarily prepay term loans under the Term Loan Facility, in whole or in part, without penalty, subject to certain conditions.
Also, in connection with the financing for the Pinnacle acquisition, we capitalized $50.2 million of debt issuance costs.
During the third quarter of fiscal 2018, we entered into a term loan agreement (the "Prior Term Loan Agreement") with a financial institution. The Prior Term Loan Agreement provided for term loans to the Company in an aggregate principal amount not in excess of $300.0 million, maturing on February 26, 2019. During the fourth quarter of fiscal 2018, we borrowed the full amount of the $300.0 million provided for under the Prior Term Loan Agreement. During the second quarter of fiscal 2019, we repaid in full the principal balance of all term loans outstanding under the Prior Term Loan Agreement. This did not result in a significant gain or loss.
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
The Revolving Credit Facility and the Term Loan Facility generally require our ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest expense not to be less than 3.0 to 1.0 and our ratio of funded debt to EBITDA not to exceed certain decreasing specified levels, ranging from 5.875 through the first quarter of fiscal 2020 to 3.75 from the second quarter of fiscal 2023 and thereafter, with each ratio to be calculated on a rolling four-quarter basis. As of November 25, 2018, we were in compliance with all financial covenants.
Net interest expense from continuing operations consists of:

	Thirteen weeks ended		Twenty-six weeks ended
	November 25, 2018	November 26, 2017	November 25, 2018	November 26, 2017
Long-term debt	$76.2	$39.4	$119.1	$77.5
Short-term debt	7.5	0.7	15.0	1.1
Interest income	(2.5)	(1.1)	(3.1)	(2.0)
Interest capitalized	(0.6)	(1.0)	(1.4)	(2.2)
	$80.6	$38.0	$129.6	$74.4
In connection with the aforementioned financing of the Pinnacle acquisition, we secured $9.0 billion in fully committed bridge financing. Prior to the acquisition, we capitalized financing costs related to the bridge financing of $45.7 million to be amortized over the commitment period. Our net interest expense included $6.3 million and $11.9 million for the second quarter and first half of fiscal 2019, respectively, as a result of this amortization. The bridge facility was terminated in connection with the acquisition, and we recognized $33.8 million of expense within SG&A expenses for the remaining unamortized financing costs.
Our net interest expense was reduced by $0.2 million during the second quarter and first half of fiscal 2019 due to the impact of interest rate swap contracts designated as cash flow hedges entered into in the first quarter of fiscal 2019 to hedge a portion of the interest rate risk related to our issuance of long-term debt to help finance the acquisition of Pinnacle. During the second quarter of fiscal 2019, we terminated the interest rate swap contacts and received proceeds of $47.5 million. This gain was deferred in accumulated other comprehensive income and is being amortized as a reduction of interest expense over the lives of the related debt instruments.

6. VARIABLE INTEREST ENTITIES
Variable Interest Entities Not Consolidated
We lease a certain office building from an entity that we have determined to be a variable interest entity. The lease agreement with this entity includes a fixed-price purchase option for the asset being leased. The lease agreement also contains a contingent put option (the "lease put option") that allows the lessor to require us to purchase the building at the greater of original construction cost, or fair market value, without a lease agreement in place (the "put price") in certain limited circumstances. As a result of substantial impairment charges related to our divested Private Brands operations, this lease put option became exercisable. We are amortizing the difference between the put price and the estimated fair value (without a lease agreement in place) of the property over the remaining lease term within SG&A expenses. As of November 25, 2018 and May 27, 2018, the estimated amount by which the put option price exceeded the estimated fair value of the property was $8.2 million, of which we had accrued $1.4 million and $1.2 million, respectively. This lease is accounted for as an operating lease, and accordingly, there are no material assets and liabilities, other than the accrued portion of the put price, associated with this entity included in the Condensed Consolidated Balance Sheets. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this entity. In making this determination, we have considered, among other items, the terms of the lease agreement, the expected remaining useful life of the asset leased, and the capital structure of the lessor entity.

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The change in the carrying amount of goodwill for the first half of fiscal 2019 was as follows:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Pinnacle Foods	Total
Balance as of May 27, 2018	$2,592.8	$1,095.7	$242.9	$571.1	$—	$4,502.5
Acquisitions	—	—	—	—	6,662.0	6,662.0
Purchase accounting adjustments	1.5	—	—	—	—	1.5
Currency translation	—	(0.5)	(4.0)	—	5.7	1.2
Balance as of November 25, 2018	$2,594.3	$1,095.2	$238.9	$571.1	$6,667.7	$11,167.2
Other identifiable intangible assets were as follows:

	November 25, 2018		May 27, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$4,066.7	$—	$918.3	$—
Amortizing intangible assets	1,297.5	232.0	579.4	213.2
	$5,364.2	$232.0	$1,497.7	$213.2
Non-amortizing intangible assets are comprised of brands and trademarks.
Amortizing intangible assets, carrying a remaining weighted average life of approximately 21 years, are principally composed of customer relationships, licensing arrangements, and acquired intellectual property. Amortization expense was $10.8 million and $19.1 million for the second quarter and first half of fiscal 2019, respectively, and $8.7 million and $17.3 million for the second quarter and first half of 2018, respectively. Based on amortizing assets recognized in our Condensed Consolidated Balance Sheet as of November 25, 2018, amortization expense is estimated to average $61.0 million for each of the next five years.

8. DERIVATIVE FINANCIAL INSTRUMENTS
Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.
Commodity and commodity index futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of November 25, 2018, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through November 2019.
In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of November 25, 2018, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through August 2019.
From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.
Derivatives Designated as Cash Flow Hedges
During the first quarter of fiscal 2019, we entered into deal-contingent forward starting interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to help finance the acquisition of Pinnacle. We settled these contracts during the second quarter of fiscal 2019 and deferred a $47.5 million gain in accumulated other comprehensive income. This gain will be amortized as a reduction of interest expense over the lives of the related debt instruments. The unamortized amount at November 25, 2018, was $47.3 million.

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
All derivative instruments are recognized on our balance sheets at fair value (refer to Note 16 for additional information related to fair value measurements). The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with U.S. GAAP, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At November 25, 2018 and May 27, 2018, $0.9 million, representing a right to reclaim cash collateral, and $1.0 million, representing an obligation to return cash collateral, respectively, were included in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.
Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or an obligation to return cash collateral were reflected in our Condensed Consolidated Balance Sheets as follows:

	November 25, 2018	May 27, 2018
Prepaid expenses and other current assets	$3.5	$4.4
Other accrued liabilities	1.6	0.1
The following table presents our derivative assets and liabilities, at November 25, 2018, on a gross basis, prior to the setoff of $0.9 million to total derivative assets and $1.8 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$2.1	Other accrued liabilities	$3.3
Foreign exchange contracts	Prepaid expenses and other current assets	2.3	Other accrued liabilities	—
Other	Prepaid expenses and other current assets	—	Other accrued liabilities	0.1
Total derivatives not designated as hedging instruments		$4.4		$3.4

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
The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Condensed Consolidated Statements of Earnings were as follows:

Derivatives Not Designated as Hedging Instruments	Location in Condensed Consolidated Statements of Earnings of Gains Recognized on Derivatives	Gains Recognized on Derivatives in Condensed Consolidated Statements of Earnings for the Thirteen Weeks Ended
		November 25, 2018	November 26, 2017
Commodity contracts	Cost of goods sold	$0.5	$0.8
Foreign exchange contracts	Cost of goods sold	1.8	2.2
Total gains from derivative instruments not designated as hedging instruments		$2.3	$3.0

Derivatives Not Designated as Hedging Instruments	Location in Condensed Consolidated Statements of Earnings of Gains (Losses) Recognized on Derivatives	Gains (Losses) Recognized on Derivatives in Condensed Consolidated Statements of Earnings for the Twenty-six Weeks Ended
		November 25, 2018	November 26, 2017
Commodity contracts	Cost of goods sold	$(6.5)	$1.4
Foreign exchange contracts	Cost of goods sold	2.3	(5.8)
Foreign exchange contracts	Selling, general and administrative expense	—	0.3
Total losses from derivative instruments not designated as hedging instruments		$(4.2)	$(4.1)
As of November 25, 2018, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $189.3 million and $57.3 million for purchase and sales contracts, respectively. As of May 27, 2018, our open commodity contracts had a notional value of $100.0 million and $34.2 million for purchase and sales contracts, respectively. The notional amount of our foreign currency forward contracts as of November 25, 2018 and May 27, 2018 was $66.6 million and $82.4 million, respectively.
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
At November 25, 2018, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $2.3 million.

9. SHARE-BASED PAYMENTS
For the second quarter and first half of fiscal 2019, we recognized total stock-based compensation expense (including stock options, restricted stock units, cash-settled restricted stock units, performance shares, and cash-settled stock appreciation rights) of $22.9 million and $35.2 million, respectively. For the second quarter and first half of fiscal 2018, we recognized total stock-based compensation expense of $12.3 million and $18.7 million, respectively. Included in the total stock-based compensation expense for the second quarter and first half of fiscal 2019 is $20.2 million of accelerated vesting of awards related to Pinnacle integration restructuring activities. Also included in the total stock-based compensation expense for the first half of fiscal 2019 was expense of $0.1 million related to stock options granted by a subsidiary in the subsidiary's shares to the subsidiary's employees. The expense for these stock options for the second quarter and first half of fiscal 2018 was $0.1 million and $0.4 million, respectively. For the first half of fiscal 2019, we granted 0.8 million restricted stock units at a weighted average grant date price of $36.16 and 0.5 million performance shares at a weighted average grant date price of $35.96. During the second quarter of fiscal 2019, the Company granted 2.0 million cash-settled restricted stock unit awards and 2.3 million cash-settled stock appreciation rights at a grant date price of $36.37 to Pinnacle employees in replacement of their unvested equity awards as of the closing date. Approximately $51.1 million of the fair value of the replacement awards granted to Pinnacle employees was attributable to pre-combination service and was included in the purchase price. As of November 25, 2018, post-combination expense of approximately $14.6 million is expected to be recognized related to the replacement awards over the remaining post-combination service period, approximately two years.
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

10. EARNINGS PER SHARE
Basic earnings per share is calculated on the basis of weighted average outstanding shares of common stock. Diluted earnings per share is computed on the basis of basic weighted average outstanding shares of common stock adjusted for the dilutive effect of stock options, restricted stock unit awards, and other dilutive securities. During the second quarter of fiscal 2019, we issued 77.5 million shares of our common stock out of treasury to the former shareholders of Pinnacle pursuant to the terms of the Merger Agreement. In addition, we issued 16.3 million shares of our common stock, par value $5.00 per share, in an underwritten public offering in connection with the acquisition, with net proceeds of $555.9 million (see Note 2).

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended		Twenty-six weeks ended
	November 25, 2018	November 26, 2017	November 25, 2018	November 26, 2017
Net income attributable to Conagra Brands, Inc. common stockholders:
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$133.5	$223.1	$311.7	$375.9
Income (loss) from discontinued operations, net of tax, attributable to Conagra Brands, Inc. common stockholders	(1.9)	0.4	(1.9)	0.1
Net income attributable to Conagra Brands, Inc. common stockholders	$131.6	$223.5	$309.8	$376.0
Weighted average shares outstanding:
Basic weighted average shares outstanding	419.9	406.5	407.7	411.1
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	1.9	3.9	2.2	4.0
Diluted weighted average shares outstanding	421.8	410.4	409.9	415.1
For the second quarter and first half of fiscal 2019, there were 1.2 million and 1.0 million stock options outstanding, respectively, that were excluded from the computation of diluted weighted average shares because the effect was antidilutive. For both the second quarter and first half of fiscal 2018, there were 1.4 million stock options outstanding that were excluded from the calculation.

11. INVENTORIES
The major classes of inventories were as follows:

	November 25, 2018	May 27, 2018
Raw materials and packaging	$265.0	$206.2
Work in process	211.1	92.4
Finished goods	1,179.1	651.1
Supplies and other	74.5	47.4
Total	$1,729.7	$997.1

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
As a result of the Tax Act and in accordance with SEC Staff Accounting Bulletin 118 ("SAB 118"), we recorded provisional tax expense in the fourth quarter of fiscal 2018 related to the deemed repatriation tax and the revaluation of deferred tax assets and liabilities to reflect the new tax rate. We made the following adjustments to the provisional tax expense during the second quarter of fiscal 2019: (1) a $4.6 million reduction to the deemed repatriation tax liability and (2) an additional $0.6 million benefit from the revaluation of deferred tax assets and liabilities to reflect the new tax rate. The changes were a result of additional analysis, changes in interpretation and assumptions, as well as additional regulatory guidance that was issued. As of November 25, 2018, we have completed the accounting for the income tax effects of the Tax Act.
Beginning in fiscal 2019, the Tax Act created a provision known as global intangible low-tax income ("GILTI") that imposes a tax on certain earnings of foreign subsidiaries. We have made an accounting policy election to treat GILTI taxes as a current period expense.
Income tax expense from continuing operations for the second quarter of fiscal 2019 and 2018 was $22.4 million and $109.5 million, respectively. Income tax expense from continuing operations for the first half of fiscal 2019 and 2018 was $79.8 million and $229.5 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) from continuing operations was 14.3% and 32.8% for the second quarter of fiscal 2019 and 2018, respectively. The effective tax rate from continuing operations was 20.3% and 37.8% for the first half of fiscal 2019 and 2018, respectively.

The effective tax rate in the second quarter of fiscal 2019 reflects the following:

•
the impact of the Tax Act, including a reduction in the statutory federal income tax rate to 21%, partially offset by the repeal of the deduction for domestic manufacturing activities, changes in deductibility of executive compensation and the effect of the GILTI inclusion,

•	a reduction to the deemed repatriation tax liability, and an additional benefit from the revaluation of deferred tax assets and liabilities under the Tax Act,

•	income tax expense related to a change in estimate of the income tax expense on undistributed foreign earnings for which the indefinite reinvestment assertion is no longer made,

•	an adjustment of valuation allowance associated with the expected capital gains from the planned divestiture of the Wesson® oil business,

•	additional tax expense on non-deductible facilitative costs associated with the acquisition of Pinnacle, and

•	additional income tax expense related to state taxes.
The effective tax rate for the first half of fiscal 2019 reflects the above-cited items, as well as the impact of foreign restructuring resulting in a benefit related to undistributed foreign earnings for which the indefinite reinvestment assertion is no longer made, and additional tax expense on the repatriation of foreign earnings.
The effective tax rate in the second quarter of fiscal 2018 reflects the following:

•	additional income tax expense related to state taxes and

•	an income tax benefit related to a change in estimate of the income tax effect of undistributed foreign earnings for which the indefinite reinvestment assertion is no longer made.
The effective tax rate for the first half fiscal 2018 reflects the above-cited items, as well as additional expense related to the repatriation of cash from foreign subsidiaries and the tax expense related to undistributed foreign earnings for which the indefinite reinvestment assertion is no longer made.
The amount of gross unrecognized tax benefits for uncertain tax positions was $47.9 million as of November 25, 2018 and $32.5 million as of May 27, 2018. There were no balances included as of either November 25, 2018 or May 27, 2018, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The gross unrecognized tax benefits excluded related liabilities for gross interest and penalties of $10.5 million and $7.7 million as of November 25, 2018 and May 27, 2018, respectively.
The net amount of unrecognized tax benefits at November 25, 2018 and May 27, 2018 that, if recognized, would impact the Company's effective tax rate was $42.4 million and $27.8 million, respectively. Included in those amounts is $9.3 million and $6.7 million, respectively, that would be reported in discontinued operations. Recognition of these tax benefits would have a favorable impact on the Company's effective tax rate.
We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $19.4 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.
As of November 25, 2018 and May 27, 2018, we had a deferred tax asset of $721.9 million and $721.6 million, respectively, that was generated from the capital loss realized on the sale of the Private Brands operations with corresponding valuation allowances of $697.5 million and $721.6 million, respectively, to reflect the uncertainty regarding the ultimate realization of the tax asset. During the second quarter of fiscal 2019, the balance of the deferred tax asset was adjusted by $0.3 million for the impact of state law changes and the settlement of certain tax indemnity claims under the contract terms of the Private Brands sale. This adjustment is reflected in results of discontinued operations. Additionally, during the second quarter of fiscal 2019, the valuation allowance was adjusted by $24.3 million due to expected capital gains from the planned divestiture of the Wesson® oil business.
Historically, we have not provided U.S. deferred taxes on the cumulative undistributed earnings of our foreign subsidiaries. We have determined that previously undistributed earnings of certain foreign subsidiaries no longer meet the requirements for indefinite reinvestment under applicable accounting guidance and, therefore, recognized $1.0 million of income tax expense in the first half of fiscal 2018. We continue to believe the remaining undistributed earnings of our foreign subsidiaries are indefinitely reinvested and therefore have not provided any additional U.S. deferred taxes.

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
In California, a number of cities and counties joined in a consolidated action seeking abatement of an alleged public nuisance in the form of lead-based paint potentially present on the interior of residences, regardless of its condition. On September 23, 2013, a trial of the California case concluded in the Superior Court of California for the County of Santa Clara, and on January 27, 2014, the court entered a judgment (the "Judgment") against ConAgra Grocery Products and two other defendants ordering the creation of a California abatement fund in the amount of $1.15 billion. Liability is joint and several. The Company appealed the Judgment, and on November 14, 2017 the California Court of Appeal for the Sixth Appellate District reversed in part, holding that the defendants were not liable to pay for abatement of homes built after 1950, but affirmed the Judgment as to homes built before 1951. The Court of Appeal remanded the case to the trial court with directions to recalculate the amount of the abatement fund estimated to be necessary to cover the cost of remediating pre-1951 homes, and to hold an evidentiary hearing regarding appointment of a suitable receiver. ConAgra Grocery Products and the other defendants petitioned the California Supreme Court for review of the decision, which we believe to be an unprecedented expansion of current California law. On February 14, 2018, the California Supreme Court denied the petition and declined to review the merits of the case, and the case was remanded to the trial court for further proceedings. ConAgra Grocery Products and the other defendants sought further review of certain issues from the Supreme Court of the United States, but on October 15, 2018, the Supreme Court declined to review the case. In light of the decision rendered by the California Appellate Court on November 14, 2017, and the California Supreme Court's decision on February 14, 2018 not to review the Appellate Court's decision, we have concluded that the liability has become probable as contemplated by Accounting Standards Codification Topic 450. On September 4, 2018, the trial court recalculated its estimate of the amount needed to remediate pre-1951 homes in the plaintiff jurisdictions to be $409.0 million. However, uncertainties remain which make it difficult to estimate the ultimate potential liability, including (i) although liability is joint and several, it is unknown what amount each defendant may ultimately be required to pay or how allocation among the defendants (and other potentially responsible parties such as property owners who may have violated the applicable housing codes) will be determined; (ii) according to the trial court's original order, participation in the abatement program by eligible homeowners is voluntary and it is unknown what percentage of eligible homeowners will choose to participate or how such claims will be administered; (iii) the trial court's original order required that any amounts paid by the defendants into the fund that were not spent within four years would be returned to the defendants, and it is unknown whether this feature of the fund will be retained or, if it is retained, how much will be spent during that time period; and (iv) defendants will have a new right to appeal any new aspects of the judgment entered by the trial court upon remand, although it is unknown whether the court would stay execution of any new judgment while a subsequent appeal is pending.
While the ultimate amount of any loss and timing of payments related thereto remain uncertain and could change as further information is obtained, we have accrued $136.0 million, within other accrued liabilities, for this matter as of November 25, 2018. The extent of insurance coverage is uncertain and the Company's carriers are on notice; however, any possible insurance recovery has not been considered for purposes of determining our liability. We cannot assure that the final resolution of these matters will not have a material adverse effect on our financial condition, results of operations, or liquidity.
In June 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina. This facility was the primary production facility for our Slim Jim® branded meat snacks. In June 2009, the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives announced its determination that the explosion was the result of an accidental natural gas release and not a deliberate act. During the fourth quarter of fiscal 2011, we settled our property and business interruption claims related to the Garner accident with our insurance providers. During the fourth quarter of fiscal 2011, Jacobs Engineering Group Inc. ("Jacobs"), our engineer and project manager at the site, filed a declaratory judgment action against us seeking indemnity for personal injury claims brought against it as a result of the accident. During the first quarter of fiscal 2012, our motion for summary judgment was granted and the suit was dismissed without prejudice on the basis that the suit was filed prematurely. In the third quarter of fiscal 2014, Jacobs refiled its action seeking indemnity. On March 25, 2016, a Douglas County jury in Nebraska rendered a verdict in favor of Jacobs and against us in the amount of $108.9 million plus post-judgment interest. We filed our Notice of Appeal in September 2016, and the appeal was heard by the Nebraska Supreme

Court in November 2017. On September 14, 2018, the Nebraska Supreme Court affirmed the jury verdict and the rulings of the trial court. As of November 6, 2018, the Company and its insurers satisfied the judgment in full.
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
Litigation Related to the Merger
Certain litigation matters were filed in connection with our acquisition of Pinnacle (see Note 2). On August 7, 2018, a purported stockholder of Pinnacle filed a complaint in a putative class action in the United States District Court for the District of New Jersey, captioned Alexander Rasmussen v. Pinnacle Foods Inc. et al., Case No. 2:18-cv-12501. On August 9, 2018, a purported stockholder of Pinnacle filed a complaint in a putative class action in the United States District Court for the District of New Jersey, captioned Robert H. Paquette v. Pinnacle Foods Inc. et al., Case No. 2:18-cv-12578. On August 9, 2018, a purported stockholder of Pinnacle filed a complaint in a putative class action in the United States District Court for the District of New Jersey, captioned Wesley Lindquist v. Pinnacle Foods Inc. et al., Case No. 2:18-cv-12610. On September 12, 2018, the Court consolidated the three New Jersey Actions (the "Consolidated Actions"), each of which alleged that Pinnacle's preliminary proxy statement, filed with the SEC on July 25, 2018, omitted material information with respect to the merger, rendering it false and misleading and thus that Pinnacle and the directors of Pinnacle violated Section 14(a) of the Exchange Act as well as Rule 14a-9 under the Exchange Act. The Consolidated Actions further alleged that the directors of Pinnacle violated Section 20(a) of the Exchange Act and sought to enjoin the transactions contemplated by the Merger Agreement unless Pinnacle disclosed the allegedly material information that was allegedly omitted from the proxy statement, an award of damages and an award of attorneys' fees and expenses. On September 27, 2018, Pinnacle filed a Form 8-K with the Securities and Exchange Commission containing supplemental disclosures that substantially mooted the claims raised in the Consolidated Actions regarding the sufficiency of the disclosures in the proxy statement. On October 4, 2018, the parties stipulated to dismissal of the Consolidated Actions.
On August 15, 2018, a purported stockholder of Pinnacle filed a complaint in a putative class action in the Court of Chancery of the State of Delaware, captioned Jordan Rosenblatt v. Pinnacle Foods Inc. et al., Case No. 2018-0605 (the "Rosenblatt Action"). The Rosenblatt Action alleges that the directors of Pinnacle breached their fiduciary duty of disclosure by filing a preliminary proxy statement that contained materially incomplete and misleading information. The Rosenblatt Action further alleges that Pinnacle, Conagra, and Merger Sub aided and abetted the directors' alleged breach of fiduciary duty. The Rosenblatt Action seeks, among other things, to enjoin the transactions contemplated by the merger agreement, rescission of the merger or an award of rescissory damages should the merger be consummated, an award of damages and an award of attorneys' fees and expenses. Conagra and Pinnacle believe the Rosenblatt Action is without merit and intend to vigorously defend it.
Environmental Matters
We are a party to certain environmental proceedings relating to our acquisition of Beatrice in fiscal 1991. Such proceedings include proceedings related to businesses divested by Beatrice prior to our acquisition of Beatrice. The current environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's possible status as a potentially responsible party at approximately 40 Superfund, proposed Superfund, or state-equivalent sites (the "Beatrice sites"). These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $53.4 million as of November 25, 2018, a majority of which relates to the Superfund and state-equivalent sites referenced above. During the third quarter of fiscal 2017, a final Remedial Investigation/Feasibility Study was submitted for the Southwest Properties portion of the Wells G&H Superfund site, which is one of the Beatrice sites. The U.S. Environmental Protection Agency (the "EPA") issued a Record of Decision (the "ROD") for the

Southwest Properties portion of the site on September 29, 2017 and has entered into negotiations with potentially responsible parties to determine final responsibility for implementing the ROD.
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
Lamb Weston is a party to a warehouse services agreement with a third-party warehouse provider through July 2035. Under this agreement, Lamb Weston is required to make payments for warehouse services based on the quantity of goods stored and other service factors. We have guaranteed the warehouse provider that we will make the payments required under the agreement in the event that Lamb Weston fails to perform. Minimum payments of $1.5 million per month are required under this agreement. It is not possible to determine the maximum amount of the payment obligations under this agreement. Upon completion of the Spinoff, we recognized a liability for the estimated fair value of this guarantee. As of November 25, 2018, the amount of this guarantee, recorded in other noncurrent liabilities, was $27.3 million.
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
We lease a certain office building from an entity that we have determined to be a variable interest entity. The lease agreement with this entity includes a fixed-price purchase option for the asset being leased. The lease agreement also contains a contingent put option (the "lease put option") that allows the lessor to require us to purchase the building at the greater of original construction cost, or fair market value, without a lease agreement in place (the "put price") in certain limited circumstances. As a result of substantial impairment charges related to our divested Private Brands operations, this lease put option became exercisable. We are amortizing the difference between the put price and the estimated fair value (without a lease agreement in place) of the property over the remaining lease term within SG&A expenses. As of November 25, 2018 and May 27, 2018, the estimated amount by which the put option price exceeded the estimated fair value of the property was $8.2 million, of which we had accrued $1.4 million and $1.2 million, respectively. This lease is accounted for as an operating lease, and accordingly, there are no material assets and liabilities, other than the accrued portion of the put price, associated with this entity included in the Condensed Consolidated Balance Sheets. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this entity. In making this determination, we have considered, among other items, the terms of the lease agreement, the expected remaining useful life of the asset leased, and the capital structure of the lessor entity.
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

In connection with the acquisition of Pinnacle, we now include the components of pension and postretirement expense associated with the Pinnacle pension plans and an other post-employment benefit plan in our Condensed Consolidated Statements of Earnings from the date of the completion of the acquisition. These plans are frozen for future benefits. A net liability of $35.1 million is included in our Condensed Consolidated Balance Sheets at November 25, 2018. The tabular disclosures presented below are inclusive of the Pinnacle plans.
Components of pension benefit and other postretirement benefit costs are:

	Pension Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	November 25, 2018	November 26, 2017	November 25, 2018	November 26, 2017
Service cost	$2.8	$13.2	$5.5	$25.9
Interest cost	32.7	27.7	64.7	55.9
Expected return on plan assets	(43.2)	(54.6)	(85.5)	(108.8)
Amortization of prior service cost	0.7	0.7	1.4	1.4
Recognized net actuarial loss	—	3.4	—	3.4
Curtailment loss	—	0.7	—	0.7
Benefit cost (benefit) — Company plans	(7.0)	(8.9)	(13.9)	(21.5)
Pension benefit cost — multi-employer plans	1.8	4.2	3.5	5.7
Total benefit cost (benefit)	$(5.2)	$(4.7)	$(10.4)	$(15.8)

	Postretirement Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	November 25, 2018	November 26, 2017	November 25, 2018	November 26, 2017
Service cost	$—	$—	$0.1	$—
Interest cost	1.0	0.9	1.9	1.8
Amortization of prior service benefit	(0.5)	(0.8)	(1.0)	(1.6)
Recognized net actuarial gain	(0.4)	—	(0.8)	—
Curtailment gain	—	—	(0.6)	—
Total cost (benefit)	$0.1	$0.1	$(0.4)	$0.2
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
During the second quarter and first half of fiscal 2019, we contributed $3.7 million and $7.9 million, respectively, to our pension plans and contributed $1.7 million and $4.3 million, respectively, to our other postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $6.6 million to our pension plans for the remainder of fiscal 2019. We anticipate making further contributions of approximately $11.9 million to our other postretirement plans during the remainder of fiscal 2019. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.

15. STOCKHOLDERS' EQUITY
The following table presents a reconciliation of our stockholders' equity accounts for the twenty-six weeks ended November 25, 2018:

	Conagra Brands, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 27, 2018	567.9	$2,839.7	$1,180.0	$4,744.9	$(110.5)	$(4,977.9)	$80.4	$3,756.6
Stock option and incentive plans			(14.1)	0.5		23.3	0.1	9.8
Adoption of ASU 2016-01				0.6	(0.6)			—
Adoption of ASU 2014-09				0.5				0.5
Currency translation adjustment, net					(0.7)		(2.3)	(3.0)
Derivative adjustment, net					(43.4)			(43.4)
Activities of noncontrolling interests			(0.3)				0.3	—
Pension and postretirement healthcare benefits					(0.5)			(0.5)
Dividends declared on common stock; $0.2125 per share				(83.2)				(83.2)
Net income attributable to Conagra Brands, Inc.				178.2				178.2
Balance at August 26, 2018	567.9	$2,839.7	$1,165.6	$4,841.5	$(155.7)	$(4,954.6)	$78.5	$3,815.0
Stock option and incentive plans			2.2	0.1		3.7		6.0
Currency translation adjustment, net					(14.8)		(0.9)	(15.7)
Issuance of treasury shares			638.2			2,178.1		2,816.3
Issuance of common stock	16.3	81.5	474.2					555.7
Derivative adjustment, net					79.2			79.2
Activities of noncontrolling interests			0.6				1.6	2.2
Pension and postretirement healthcare benefits					(0.2)			(0.2)
Dividends declared on common stock; $0.2125 per share				(86.8)				(86.8)
Net income attributable to Conagra Brands, Inc.				131.6				131.6
Balance at November 25, 2018	584.2	$2,921.2	$2,280.8	$4,886.4	$(91.5)	$(2,772.8)	$79.2	$7,303.3

The following table presents a reconciliation of our stockholders' equity accounts for the twenty-six weeks ended November 26, 2017:

	Conagra Brands, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 28, 2017	567.9	$2,839.7	$1,171.9	$4,247.0	$(212.9)	$(4,054.9)	$87.0	$4,077.8
Stock option and incentive plans			(12.0)	0.4		17.7		6.1
Spinoff of Lamb Weston				1.0				1.0
Currency translation adjustment, net					31.5		1.0	32.5
Repurchase of common shares						(300.0)		(300.0)
Unrealized gain on securities					0.2			0.2
Activities of noncontrolling interests							0.8	0.8
Dividends declared on common stock; $0.2125 per share				(88.3)				(88.3)
Net income attributable to Conagra Brands, Inc.				152.5				152.5
Balance at August 27, 2017	567.9	$2,839.7	$1,159.9	$4,312.6	$(181.2)	$(4,337.2)	$88.8	$3,882.6
Stock option and incentive plans			6.9	(0.2)		9.3		16.0
Spinoff of Lamb Weston				14.5				14.5
Currency translation adjustment, net					(11.6)		(1.0)	(12.6)
Repurchase of common shares						(280.0)		(280.0)
Unrealized gain on securities					0.2			0.2
Derivative adjustment, net					0.7			0.7
Activities of noncontrolling interests							1.0	1.0
Pension and postretirement healthcare benefits					26.7			26.7
Dividends declared on common stock; $0.2125 per share				(86.1)				(86.1)
Net income attributable to Conagra Brands, Inc.				223.5				223.5
Balance at November 26, 2017	567.9	$2,839.7	$1,166.8	$4,464.3	$(165.2)	$(4,607.9)	$88.8	$3,786.5

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of November 25, 2018:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$1.2	$2.3	$—	$3.5
Equity securities	5.7	—	—	5.7
Deferred compensation assets	10.5	—	—	10.5
Total assets	$17.4	$2.3	$—	$19.7
Liabilities:
Derivative liabilities	$—	$1.6	$—	$1.6
Deferred compensation liabilities	68.2	—	—	68.2
Total liabilities	$68.2	$1.6	$—	$69.8
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
Charges of $1.3 million in the second quarter and first half of fiscal 2019, and $4.7 million for the first half of fiscal 2018 were recognized in the Corporate segment for the impairments of certain long-lived assets. The impairments were measured based upon the estimated sales prices of the assets.
The carrying amount of long-term debt (including current installments) was $11.56 billion and $3.54 billion as of November 25, 2018 and May 27, 2018, respectively. Based on current market rates, the fair value of this debt (level 2 liabilities) at November 25, 2018 and May 27, 2018, was estimated at $11.69 billion and $3.76 billion, respectively.

17. BUSINESS SEGMENTS AND RELATED INFORMATION
As a result of the Pinnacle acquisition, we currently reflect our results of operations in five reporting segments: Grocery & Snacks, Refrigerated & Frozen, International, Foodservice, and Pinnacle Foods.
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

The Pinnacle Foods reporting segment includes branded and private-label food products, in various temperature states, sold in various retail and foodservice channels in the United States and Canada. Results of the Pinnacle Foods segment reflect activity beginning on October 26, 2018, the date of the acquisition of Pinnacle.
We do not aggregate operating segments when determining our reporting segments.
Intersegment sales have been recorded at amounts approximating market. Operating profit for each of the segments is based on net sales less all identifiable operating expenses. General corporate expense, net interest expense, and income taxes have been excluded from segment operations.

	Thirteen weeks ended		Twenty-six weeks ended
	November 25, 2018	November 26, 2017	November 25, 2018	November 26, 2017
Net sales
Grocery & Snacks	$899.7	$900.4	$1,670.8	$1,646.2
Refrigerated & Frozen	770.9	758.1	1,406.1	1,373.8
International	208.3	220.3	402.1	411.2
Foodservice	246.0	294.6	480.3	546.4
Pinnacle Foods	258.8	—	258.8	—
Total net sales	$2,383.7	$2,173.4	$4,218.1	$3,977.6
Operating profit
Grocery & Snacks	$209.0	$199.8	$387.7	$376.0
Refrigerated & Frozen	138.1	128.5	233.6	230.4
International	24.8	20.2	62.1	39.1
Foodservice	32.7	47.4	60.2	70.6
Pinnacle Foods	28.7	—	28.7	—
Total operating profit	$433.3	$395.9	$772.3	$716.1
Equity method investment earnings	37.7	20.6	53.9	50.6
General corporate expense	243.4	62.4	324.2	123.2
Pension and postretirement non-service income	(9.7)	(17.5)	(19.9)	(38.1)
Interest expense, net	80.6	38.0	129.6	74.4
Income tax expense	22.4	109.5	79.8	229.5
Income from continuing operations	$134.3	$224.1	$312.5	$377.7
Less: Net income attributable to noncontrolling interests	0.8	1.0	0.8	1.8
Income from continuing operations attributable to Conagra Brands, Inc.	$133.5	$223.1	$311.7	$375.9

The following table presents further disaggregation of our net sales:

	Thirteen weeks ended		Twenty-six weeks ended
	November 25, 2018	November 26, 2017	November 25, 2018	November 26, 2017
Snacks	$363.1	$324.5	$656.8	$585.5
Other shelf-stable	632.4	575.9	1,109.8	1,060.7
Frozen	705.5	552.7	1,169.0	985.0
Refrigerated	208.9	205.4	380.6	388.8
International	216.9	220.3	410.7	411.2
Foodservice	256.9	294.6	491.2	546.4
Total net sales	$2,383.7	$2,173.4	$4,218.1	$3,977.6

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
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended		Twenty-six weeks ended
	November 25, 2018	November 26, 2017	November 25, 2018	November 26, 2017
Gross derivative gains (losses) incurred	$2.3	$3.0	$(4.2)	$(4.4)
Less: Net derivative losses allocated to reporting segments	(0.5)	(4.1)	(0.6)	(5.5)
Net derivative gains (losses) recognized in general corporate expenses	$2.8	$7.1	$(3.6)	$1.1
Net derivative losses allocated to Grocery & Snacks	$(0.8)	$(0.4)	$(1.0)	$(1.0)
Net derivative gains (losses) allocated to Refrigerated & Frozen	(0.4)	0.1	(0.5)	0.1
Net derivative gains (losses) allocated to International	0.8	(3.7)	1.1	(4.4)
Net derivative losses allocated to Foodservice	(0.1)	(0.1)	(0.2)	(0.2)
Net derivative losses included in segment operating profit	$(0.5)	$(4.1)	$(0.6)	$(5.5)
As of November 25, 2018, the cumulative amount of net derivative losses from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $0.4 million. This amount reflected net losses of $2.3 million incurred during the twenty-six weeks ended November 25, 2018 and net gains of $1.9 million incurred prior to fiscal 2019. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results gains of $0.9 million in fiscal 2019 and losses of $1.3 million in fiscal 2020 and thereafter.

Assets by Segment

The majority of our manufacturing assets are shared across multiple reporting segments. Output from these facilities used by each reporting segment can change over time. Also, working capital balances are not tracked by reporting segment. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment. Total depreciation expense was $65.8 million and $121.2 million for the second quarter and first half of fiscal 2019, respectively, and $55.6 million and $111.7 million for the second quarter and first half of fiscal 2018, respectively.
Other Information
Our operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant with respect to consolidated operations for the second quarter and first half of fiscal 2019 and 2018. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were approximately $233.7 million and $239.1 million in the second quarter of fiscal 2019 and 2018, respectively. Our foreign net sales during the first half of fiscal 2019 and 2018 were approximately $445.6 million and $446.8 million, respectively. Our long-lived assets located outside of the United States, excluding certain trademarks with a preliminary value of $469.1 million resulting from the acquisition of Pinnacle, are not significant.
Our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 25% of consolidated net sales in the second quarter and first half of fiscal 2019 and 24% of consolidated net sales in the second quarter and first half of fiscal 2018, primarily in the Grocery & Snacks and Refrigerated & Frozen segments.
Walmart, Inc. and its affiliates accounted for approximately 28% and 25% of consolidated net receivables as of November 25, 2018 and May 27, 2018, respectively.
We offer certain suppliers access to a third-party service that allows them to view our scheduled payments online. The third-party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third party, or any financial institutions concerning this service. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of November 25, 2018, $155.8 million of our total accounts payable is payable to suppliers who utilize this third-party service.

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
Readers of this report should understand that these forward-looking statements are not guarantees of performance or results. Forward-looking statements provide our current expectations and beliefs concerning future events and are subject to risks, uncertainties, and factors relating to our business and operations, all of which are difficult to predict and could cause our actual results to differ materially from the expectations expressed in or implied by such forward-looking statements. These risks, uncertainties, and factors include, among other things: the risk that the cost savings and any other synergies from the acquisition of Pinnacle Foods Inc. ("Pinnacle") (the "acquisition") may not be fully realized or may take longer to realize than expected; the risk that the acquisition may not be accretive within the expected timeframe or to the extent anticipated; the risks that the acquisition and related integration will create disruption to Conagra Brands and its management and impede the achievement of business plans; the risk that the acquisition will negatively impact the ability to retain and hire key personnel and maintain relationships with customers, suppliers, and other third parties; risks related to Conagra Brands' ability to successfully address Pinnacle's business challenges; risks related to Conagra Brands' ability to achieve the intended benefits of recent and pending acquisitions and divestitures, including the spin-off of Conagra Brands' Lamb Weston business in the second quarter of fiscal 2017 and the planned divestiture of Conagra Brands' Wesson® oil business; risks related to the timing to complete a potential divestiture of certain assets related to the Wesson® oil business; risks related to the ability and timing to obtain required regulatory approvals and satisfy other closing conditions for the Wesson® oil business transaction; risks associated with general economic and industry conditions; risks associated with Conagra Brands' ability to successfully execute its long-term value creation strategies, including those in place for specific brands at Pinnacle before the acquisition; risks related to Conagra Brands' ability to deleverage on currently anticipated timelines, and to continue to access capital on acceptable terms or at all; risks related to Conagra Brands' ability to execute operating and restructuring plans and achieve targeted operating efficiencies from cost-saving initiatives, related to the acquisition and otherwise, and to benefit from trade optimization programs, related to the acquisition and otherwise; risks related to the effectiveness of Conagra Brands' hedging activities and ability to respond to volatility in commodities; risks related to the Company's competitive environment and related market conditions; risks related to Conagra Brands' ability to respond to changing consumer preferences and the success of its innovation and marketing investments; risks related to the ultimate impact of any product recalls and litigation, including litigation related to the lead paint and pigment matters; risk associated with actions of governments and regulatory bodies that affect Conagra Brands' businesses, including the ultimate impact of recently enacted U.S. tax legislation and related regulations or interpretations; risks related to the availability and prices of raw materials, including any negative effects caused by inflation or weather conditions; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges, related to the acquisition or otherwise; the costs, disruption, and diversion of management's attention associated with campaigns commenced by activist investors or due to the integration of the acquisition; and other risks described in our reports filed from time to time with the Securities and Exchange Commission (the "SEC"). We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility to update these statements, except as required by law.
The discussion that follows should be read together with the unaudited Condensed Consolidated Financial Statements and related notes contained in this report and with the financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended May 27, 2018 and subsequent filings with the SEC. Results for the second quarter of fiscal 2019 are not necessarily indicative of results that may be attained in the future.
Fiscal 2019 Second Quarter Executive Overview
Conagra Brands, Inc. (the "Company", "Conagra Brands", "we", "us", or "our"), headquartered in Chicago, is one of North America's leading branded food companies. Guided by an entrepreneurial spirit, the Company combines a rich heritage of making great food with a sharpened focus on innovation. The Company's portfolio is evolving to satisfy people's changing food preferences. Its iconic brands such as Birds Eye®, Marie Callender's®, Banquet®, Healthy Choice®, Slim Jim®, Reddi-wip®, and Vlasic®, as well as emerging brands, including Angie's® BOOMCHICKAPOP®, Duke's®, Earth Balance®, Gardein®, and Frontera®, offer choices for every occasion.

On October 26, 2018, we completed our acquisition of Pinnacle. As a result of the acquisition, Pinnacle became a wholly-owned subsidiary of the Company. Pursuant to the Agreement and Plan of Merger, dated as of June 26, 2018 (the "Merger Agreement"), among Conagra Brands, Pinnacle, and Patriot Merger Sub Inc., a wholly-owned subsidiary of Conagra Brands that ceased to exist at the effective time of the merger ("Merger Sub"), each share of Pinnacle common stock issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive (i) $43.11 per share in cash and (ii) 0.6494 shares of common stock, par value $5.00 per share, of the Company ("Company Shares") (together, the "Merger Consideration"), with cash payable in lieu of fractional shares of Company Shares. The total amount of consideration paid in connection with the acquisition was approximately $8.03 billion and consisted of: (1) cash of $5.17 billion ($5.12 billion, net of cash acquired); (2) 77.5 million of Company Shares, with an approximate value of $2.82 billion, issued out of the Company's treasury to former shareholders of Pinnacle; and (3) replacement awards issued to former Pinnacle employees representing the fair value attributable to pre-combination service of $51.1 million.
In connection with the merger, we incurred approximately $8.33 billion of long-term debt and received cash proceeds of $575.0 million ($555.9 million net of related fees) from the issuance of common stock in an underwritten public offering. We used such proceeds for the payment of the cash portion of the Merger Consideration, the repayment of Pinnacle debt acquired, the refinancing of certain Conagra Brands debt, and the payment of related fees and expenses.
The integration of Pinnacle is underway. We expect to achieve cost synergies in excess of $215 million per year when the integration is concluded.
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
In the second quarter of fiscal 2019, results reflected an increase in net sales, including the impact of recent acquisitions, with organic (excludes the impact of foreign exchange and divested businesses, as well as acquisitions until the anniversary date of the acquisition) increases in our Refrigerated & Frozen and International operating segments, in each case compared to the second quarter of fiscal 2018. Overall organic net sales decreased primarily due to the impact from the hurricanes in the second quarter of fiscal 2018. Overall gross margin increased slightly as the addition of Pinnacle's gross profit, along with supply chain realized productivity and improved pricing more than offset higher transportation costs, inflation, and increased investments in retailer marketing. Overall segment operating profit increased primarily due to the Pinnacle acquisition. The increase in segment operating performance was offset by higher corporate expenses, primarily in connection with the acquisition of Pinnacle and the Pinnacle restructuring plan, and higher interest expense, in each case compared to the second quarter of fiscal 2018. Income tax expense was lower compared to the second quarter of fiscal 2018.
Diluted earnings per share in the second quarter of fiscal 2019 were $0.31, including earnings of $0.32 per diluted share from continuing operations and a loss of $0.01 per diluted share from discontinued operations. Diluted earnings per share in the second quarter of fiscal 2018 were $0.54. Diluted earnings per share were affected by more shares outstanding in the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018, the impact of the Tax Act, and several significant items affect the comparability of year-over-year results of continuing operations (see "Items Impacting Comparability" below).
Items Impacting Comparability
Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions is discussed in the segment review below.
Items of note impacting comparability for the second quarter of fiscal 2019 included the following:

•	charges totaling $110.9 million ($86.6 million after-tax) in connection with our restructuring plans,

•	charges totaling $96.8 million ($76.7 million after-tax) associated with costs incurred for acquisitions and planned divestitures,

•	incremental cost of goods sold of $24.4 million ($18.2 million after-tax) due to the fair value adjustment to inventory resulting from acquisition accounting for Pinnacle,

•	charges totaling $4.6 million ($3.4 million after-tax) associated with costs incurred for integration activities related to the acquisition of Pinnacle,

•	a gain of $15.1 million ($11.6 million after-tax) related to the gain on the sale of an asset within the Ardent Mills joint venture,

•	an income tax benefit of $24.3 million related to a tax adjustment of valuation allowance associated with the planned divestiture of the Wesson® oil business, and

•	an income tax charge of $2.2 million primarily associated with the reduction of the deemed repatriation liability more than offset by state valuation allowance adjustments on loss carryforwards.
Items of note impacting comparability for the second quarter of fiscal 2018 included the following:

•	charges totaling $7.1 million ($4.6 million after-tax) in connection with our SCAE Plan (as defined below),

•	charges totaling $7.8 million ($5.0 million after-tax) associated with costs incurred for acquisitions and planned divestitures,

•	charges totaling $4.1 million ($2.5 million after-tax) related to a remeasurement of our salaried and non-qualified pension plan liability, and

•
an income tax benefit of $5.3 million related to an adjustment to the estimated tax expense resulting from the repatriation of cash during the second quarter from foreign subsidiaries and the tax expense related to the earnings of foreign subsidiaries previously deemed to be permanently invested.

Items of note impacting comparability for the first half of fiscal 2019 included the following:

•	charges totaling $113.4 million ($91.0 million after-tax) associated with costs incurred for acquisitions and planned divestitures,

•	charges totaling $111.5 million ($87.0 million after-tax) in connection with our restructuring plans,

•	incremental cost of goods sold of $24.4 million ($18.2 million after-tax) due to the fair value adjustment to inventory resulting from acquisition accounting for Pinnacle,

•	charges totaling $8.9 million ($6.6 million after-tax) associated with costs incurred for integration activities related to the acquisition of Pinnacle,

•	a gain of $15.1 million ($11.6 million after-tax) related to the gain on the sale of an asset within the Ardent Mills joint venture,

•	a gain of $13.2 million ($9.6 million after-tax) from the sale of the Del Monte® Canada business,

•	an income tax benefit of $24.3 million related to a tax adjustment of valuation allowance associated with the planned divestiture of the Wesson® oil business, and

•	an income tax benefit of $2.6 million primarily associated with a release of a Mexican tax reserve.
Items of note impacting comparability for the first half of fiscal 2018 included the following:

•	charges totaling $18.5 million ($12.0 million after-tax) in connection with our SCAE Plan (as defined below),

•	charges totaling $8.6 million ($5.5 million after-tax) associated with costs incurred for acquisitions and planned divestitures,

•	charges totaling $4.1 million ($2.5 million after-tax) related to the pension remeasurement, and

•
an income tax charge of $22.5 million associated with the repatriation of cash during the second quarter from foreign subsidiaries and the tax expense related to the earnings of foreign subsidiaries previously deemed to be permanently invested.

Acquisitions
On October 26, 2018, we completed the acquisition of Pinnacle. The total amount of consideration paid in connection with the acquisition was approximately $8.03 billion and consisted of: 1) cash of $5.17 billion ($5.12 billion, net of cash acquired); 2) 77.5 million Company Shares, with an approximate value of $2.82 billion, issued out of the Company's treasury to former holders of Pinnacle stock; and 3) replacement awards issued to former Pinnacle employees representing the fair value attributable to pre-combination service of $51.1 million. Pursuant to the Merger Agreement, each outstanding share of Pinnacle common stock was converted into the right to receive the Merger Consideration, with cash payable in lieu of fractional shares of Company Shares. Approximately $6.66 billion of the purchase price has been allocated to goodwill, pending determination of the final purchase price allocation. Approximately $3.88 billion has been allocated to brands, trademarks and other intangibles. Of the total goodwill, $259.2 million is deductible for tax purposes. Amortizable brands, trademarks and other intangibles totaled $718.7 million. Indefinite lived brands, trademarks and other intangibles totaled $3.16 billion. This business is reflected in the Pinnacle Foods segment.
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
In October 2017, we acquired Angie's Artisan Treats, LLC, maker of Angie's® BOOMCHICKAPOP® ready-to-eat popcorn, for a cash purchase price of $249.8 million, net of cash acquired. Approximately $156.7 million has been classified as goodwill, of which $95.4 million is deductible for income tax purposes. Approximately $73.8 million and $10.3 million of the purchase price have been allocated to non-amortizing and amortizing intangible assets, respectively. The business is primarily included in the Grocery & Snacks segment.
Divestitures
During the first quarter of fiscal 2019, we completed the sale of our Del Monte® processed fruit and vegetable business in Canada for combined proceeds of $42.4 million Canadian dollars, which was approximately $32.2 million U.S. dollars at the applicable exchange rates on the date of close and the final settlement of the working capital adjustments. The results of operations of Del Monte® are included in our International segment.
Subsequent to the end of the second quarter of fiscal 2019, we signed a definitive agreement to sell our Wesson® oil business, which is part of our Grocery & Snacks segment. The sale is subject to customary closing conditions, including the receipt of regulatory approval, and is expected to close before the end of fiscal 2019. We expect to realize net proceeds from the sale of approximately $180.0 million.
Restructuring Plans
In December 2018, our Board of Directors (the "Board") approved a restructuring and integration plan related to the ongoing integration of the recently acquired operations of Pinnacle (the "Pinnacle Integration Restructuring Plan") for the purpose of achieving significant cost synergies between the companies, as a result of which we expect to incur material charges for exit and disposal activities under U.S. generally accepted accounting principles ("U.S. GAAP"). The Board approved the incurrence of up to $290.0 million ($215.0 million of cash charges and $75.0 million of non-cash charges).
Although we remain unable to make good faith estimates relating to the entire Pinnacle Integration Restructuring Plan, we are reporting on actions initiated through the second quarter of fiscal 2019, including the estimated amounts or range of amounts for each major type of cost expected to be incurred, and the charges that have resulted or will result in cash outflows. We have incurred or expect to incur approximately $190.6 million of charges ($188.7 million of cash charges and $1.9 million of non-cash charges) for actions identified to date under the Pinnacle Integration Restructuring Plan. In the second quarter and first half of fiscal 2019, we recognized charges of $102.6 million, primarily all of which will be cash charges.
As of November 25, 2018, we have substantially completed our restructuring activities related to the Supply Chain and Administrative Efficiency Plan (the "SCAE Plan"). In the second quarter and first half of fiscal 2019, we recognized charges of $4.5 million and $5.1 million, respectively, in association with the SCAE Plan. In the second quarter and first half of fiscal 2018, we recognized charges of $7.1 million and $18.5 million, respectively, in association with the SCAE Plan. Our total pre-tax expenses for the SCAE Plan related to our continuing operations are expected to be $472.1 million ($323.1 million of cash charges and $149.0 million of non-cash charges).

SEGMENT REVIEW

As a result of the Pinnacle acquisition, we currently reflect our results of operations in five reporting segments: Grocery & Snacks, Refrigerated & Frozen, International, Foodservice, and Pinnacle Foods.
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
Pinnacle Foods
The Pinnacle Foods reporting segment includes branded and private-label food products, in various temperature states, sold in various retail and foodservice channels in the United States and Canada. Results of the Pinnacle Foods segment reflect activity beginning on October 26, 2018, the closing date of the acquisition of Pinnacle.
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
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended		Twenty-six weeks ended
($ in millions)	November 25, 2018	November 26, 2017	November 25, 2018	November 26, 2017
Gross derivative gains (losses) incurred	$2.3	$3.0	$(4.2)	$(4.4)
Less: Net derivative losses allocated to reporting segments	(0.5)	(4.1)	(0.6)	(5.5)
Net derivative gains (losses) recognized in general corporate expenses	$2.8	$7.1	$(3.6)	$1.1
Net derivative losses allocated to Grocery & Snacks	$(0.8)	$(0.4)	$(1.0)	$(1.0)
Net derivative gains (losses) allocated to Refrigerated & Frozen	(0.4)	0.1	(0.5)	0.1
Net derivative gains (losses) allocated to International	0.8	(3.7)	1.1	(4.4)
Net derivative losses allocated to Foodservice	(0.1)	(0.1)	(0.2)	(0.2)
Net derivative losses included in segment operating profit	$(0.5)	$(4.1)	$(0.6)	$(5.5)
As of November 25, 2018, the cumulative amount of net derivative losses from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $0.4 million. This amount reflected net losses of $2.3 million incurred during the twenty-six weeks ended November 25, 2018 and net gains of $1.9 million incurred prior to fiscal 2019. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results gains of $0.9 million in fiscal 2019 and losses of $1.3 million in fiscal 2020 and thereafter.
Net Sales

	Net Sales
($ in millions)	Thirteen weeks ended			Twenty-six weeks ended
Reporting Segment	November 25, 2018	November 26, 2017	% Inc (Dec)	November 25, 2018	November 26, 2017	% Inc (Dec)
Grocery & Snacks	$899.7	$900.4	—%	$1,670.8	$1,646.2	2%
Refrigerated & Frozen	770.9	758.1	2%	1,406.1	1,373.8	2%
International	208.3	220.3	(5)%	402.1	411.2	(2)%
Foodservice	246.0	294.6	(17)%	480.3	546.4	(12)%
Pinnacle Foods	258.8	—	100%	258.8	—	100%
Total	$2,383.7	$2,173.4	10%	$4,218.1	$3,977.6	6%
Net sales for the second quarter of fiscal 2019 were $2.38 billion, an increase of $210.3 million, or 10%, from the second quarter of fiscal 2018. Net sales for the first half of fiscal 2019 were $4.22 billion, an increase of $240.5 million, or 6%, from the first half of fiscal

2018. The increased net sales are principally due to the inclusion of the results of Pinnacle from October 26, 2018 through November 25, 2018.
Grocery & Snacks net sales for the second quarter of fiscal 2019 were $899.7 million, a decrease of $0.7 million, or flat, compared to the second quarter of fiscal 2018. Grocery & Snacks net sales for the first half of fiscal 2019 were $1.67 billion, an increase of $24.6 million, or 2%, compared to the first half of fiscal 2018. Results for the second quarter of fiscal 2019 reflected a decrease in volumes of 2%, excluding the impact of acquisitions. The decrease in sales volumes was driven by the hurricanes that occurred in the prior year, which resulted in inventory builds in both customer warehouses and consumer pantries in the second quarter of fiscal 2018. Results for the first half of fiscal 2019 reflected a 1% decrease in volumes, excluding the impact of acquisitions. Price/mix was flat for both the second quarter and first half of fiscal 2019 when compared to the prior-year period. The acquisition of Angie's Artisan Treats, LLC contributed $16.4 million, or 2%, to Grocery & Snacks net sales for the second quarter of fiscal 2019 and $41.3 million, or 3%, in the first half of fiscal 2019, through the one-year anniversary of the acquisition.
Refrigerated & Frozen net sales for the second quarter of fiscal 2019 were $770.9 million, an increase of $12.8 million, or 2%, compared to the second quarter of fiscal 2018. Refrigerated & Frozen net sales for the first half of fiscal 2019 were $1.41 billion, an increase of $32.3 million, or 2%, compared to the first half of fiscal 2018. Results for the second quarter and first half of fiscal 2019 reflected a 1% increase in volume, excluding the impact of acquisitions, when compared to the prior-year period, due to frozen innovation from brands across the portfolio. Price/mix was flat for both the second quarter and first half of fiscal 2019 when compared to the prior-year period. The acquisition of the Sandwich Bros. of Wisconsin® business contributed $9.0 million, or 1%, and $19.6 million, or 1%, to Refrigerated & Frozen net sales for the second quarter and first half of fiscal 2019, respectively.
International net sales for the second quarter of fiscal 2019 were $208.3 million, a decrease of $12.0 million, or 5%, compared to the second quarter of fiscal 2018. International net sales for the first half of fiscal 2019 were $402.1 million, a decrease of $9.1 million, or 2%, compared to the first half of fiscal 2018. Results for the second quarter of fiscal 2019, excluding the impact of acquired and divested businesses, reflected a 1% increase in volume, a 3% increase in price/mix, and a 4% decrease from foreign exchange rates, in each case compared to the prior-year period. Results for the first half of fiscal 2019, excluding the impact of acquired and divested businesses, reflected a 2% increase in volume, a 3% increase in price/mix, and a 4% decrease from foreign exchange rates when compared to the prior-year period. The volume increase in the second quarter and first half of fiscal 2019 was driven by strong growth in the snacking portfolio, specifically popcorn. The increase in price/mix for the second quarter and first half of fiscal 2019 was driven by strategic choices to build investment grade volume through reduction in low margin promotion initiatives, removal of low margin products, and execution of price increases. The acquisition of Angie's Artisan Treats, LLC contributed $1.8 million, or 1%, and $3.7 million, or 1%, to International net sales for the second quarter and first half of fiscal 2019, respectively. The second quarter of fiscal 2018 included $12.6 million of net sales related to our Del Monte® processed fruit and vegetable business in Canada, which was sold in the first quarter of fiscal 2019. The first half of fiscal 2019 and 2018 included $4.1 million and $21.3 million of net sales, respectively, related to this divested business.
Foodservice net sales for the second quarter of fiscal 2019 were $246.0 million, a decrease of $48.6 million, or 17%, compared to the second quarter of fiscal 2018. Foodservice net sales for the first half of fiscal 2019 were $480.3 million, a decrease of $66.1 million, or 12%, compared to the first half of fiscal 2018. Results for the second quarter and first half of fiscal 2019 reflected a 19% and 16% decrease in volume, respectively, compared to the prior-year periods. The decline in volume reflected an increase in volume in the prior-year periods due to the hurricanes that occurred in the second quarter of fiscal 2018, as discussed above, and the sale of our Trenton, Missouri production facility in the first quarter of fiscal 2019. Price/mix increased by 2% and 4% for the second quarter and first half of fiscal 2019, respectively, compared to the prior-year period, reflecting the impact of inflation-driven increases in pricing. Net sales for the second quarter and first half of fiscal 2019 reflected a 6% and 7% decrease, respectively, compared to the prior-year period related to the sale of our Trenton, Missouri production facility.
Pinnacle Foods net sales for the second quarter and first half of fiscal 2019 (reflecting 31 days of Conagra Brands ownership) were $258.8 million. Results reflect performance across several brands that were below initial expectations, as well as the impact of a product recall on Duncan Hines.
SG&A Expenses (includes general corporate expenses)
SG&A expenses totaled $487.3 million for the second quarter of fiscal 2019, an increase of $162.5 million, as compared to the second quarter of fiscal 2018. SG&A expenses for the second quarter of fiscal 2019 reflected the following:
Items impacting comparability of earnings

•	expenses of $105.3 million in connection with our restructuring plans,

•	expenses of $90.5 million associated with costs incurred for acquisitions and planned divestitures, and

•	expenses of $4.6 million related to costs associated with the integration of Pinnacle.

Other changes in expenses compared to the second quarter of fiscal 2018

•	a decrease in advertising and promotion spending of $16.6 million, including $3.0 million of expense attributable to Pinnacle,

•
a decrease of $16.0 million due the impact of lower Conagra share price on share-based payment expenses and the impact of lower market prices on deferred compensation expense, including $4.0 million of benefit attributable to Pinnacle,

•	an increase of $11.0 million related to Pinnacle SG&A expenses not included in other items noted herein, representing such costs incurred from October 26, 2018 through November 25, 2018,

•	an increase in salary and wage expense of $10.9 million, including $9.9 million attributable to Pinnacle,

•	a decrease in incentive expense of $5.6 million,

•	a decrease in pension and postretirement expense of $4.4 million, and

•	a decrease in self-insured workers' compensation and product liability expense of $2.5 million, including $0.6 million of expense attributable to Pinnacle.
SG&A expenses for the second quarter of fiscal 2018 included the following items impacting the comparability of earnings:

•	expenses of $7.8 million associated with costs incurred for acquisitions and planned divestitures and

•	expenses of $3.7 million in connection with our SCAE Plan.
SG&A expenses totaled $744.6 million for the first half of fiscal 2019, an increase of $160.2 million, as compared to the first half of fiscal 2018. SG&A expenses for the first half of fiscal 2019 reflected the following:
Items impacting comparability of earnings

•	expenses of $104.2 million in connection with our restructuring plans,

•	expenses of $101.5 million associated with costs incurred for acquisitions and planned divestitures,

•	a gain of $13.2 million related to the sale of our Del Monte® processed fruit and vegetable business in Canada, and

•	expenses of $8.9 million related to costs associated with the integration of Pinnacle.
Other changes in expenses compared to the first half of fiscal 2018

•	a decrease in advertising and promotion spending of $28.8 million, including $3.0 million of expense attributable to Pinnacle,

•	an increase in salary and wage expense of $13.7 million, including $9.9 million attributable to Pinnacle,

•	an increase of $11.6 million related to Pinnacle SG&A expenses not included in other items noted herein,

•	a decrease in share-based payment and deferred compensation expense of $9.1 million due to lower share price and market declines, including $4.0 million of income attributable to Pinnacle,

•	a decrease in incentive expense of $5.6 million,

•	a decrease in transition services agreement income of $4.3 million, and

•	a decrease in pension and postretirement expense of $8.1 million.
SG&A expenses for the first half of fiscal 2018 included the following items impacting the comparability of earnings:

•	expenses of $12.8 million in connection with our SCAE Plan and

•	expenses of $8.6 million associated with costs incurred for acquisitions and planned divestitures.

Operating Profit (Earnings before general corporate expenses, pension and postretirement non-service income, interest expense, net, income taxes, and equity method investment earnings)

	Operating Profit
($ in millions)	Thirteen weeks ended			Twenty-six weeks ended
Reporting Segment	November 25, 2018	November 26, 2017	% Inc (Dec)	November 25, 2018	November 26, 2017	% Inc (Dec)
Grocery & Snacks	$209.0	$199.8	5%	$387.7	$376.0	3%
Refrigerated & Frozen	138.1	128.5	8%	233.6	230.4	1%
International	24.8	20.2	23%	62.1	39.1	59%
Foodservice	32.7	47.4	(31)%	60.2	70.6	(15)%
Pinnacle Foods	28.7	—	100%	28.7	—	100%
Grocery & Snacks operating profit for the second quarter of fiscal 2019 was $209.0 million, an increase of $9.2 million, or 5%, compared to the second quarter of fiscal 2018. Gross profits were $13.6 million lower in the second quarter of fiscal 2019 than in the second quarter of fiscal 2018. The lower gross profit was driven by reduced sales volumes attributable to the impact of hurricanes that occurred in the second quarter of fiscal 2018, as well as the impacts of higher input costs and transportation inflation, which more than offset the profit contribution of acquisitions and supply chain realized productivity. The acquisition of Angie's Artisan Treats, LLC contributed $5.1 million to Grocery & Snacks gross profit for the second quarter of fiscal 2019. Advertising and promotion expenses for the second quarter of fiscal 2019 decreased by $10.8 million compared to the second quarter of fiscal 2018. Operating profit of the Grocery & Snacks segment was impacted by $0.3 million and $7.8 million in costs related to acquisitions and divestitures in the second quarter of fiscal 2019 and 2018, respectively. In addition, the second quarter of fiscal 2019 and 2018 included expense of $2.1 million and $4.0 million, respectively, related to our restructuring plans.
Grocery & Snacks operating profit for the first half of fiscal 2019 was $387.7 million, an increase of $11.7 million, or 3%, compared to the first half of fiscal 2018. Gross profits were $18.5 million lower in the first half of fiscal 2019 than in the first half of fiscal 2018, driven by higher input costs and transportation inflation, partially offset by profit contribution of acquisitions and supply chain realized productivity. The acquisition of Angie's Artisan Treats, LLC contributed $12.6 million to Grocery & Snacks gross profit for the first half of fiscal 2019. Advertising and promotion expenses for the first half of fiscal 2019 decreased by $15.3 million compared to the first half of fiscal 2018. Operating profit of the Grocery & Snacks segment was impacted by $0.9 million and $8.6 million in costs related to acquisitions and divestitures in the first half of fiscal 2019 and 2018, respectively. In addition, the first half of fiscal 2019 and 2018 included expense of $2.2 million and $10.2 million, respectively, related to our restructuring plans.
Refrigerated & Frozen operating profit for the second quarter of fiscal 2019 was $138.1 million, an increase of $9.6 million, or 8%, compared to the second quarter of fiscal 2018. Gross profits were $2.3 million higher in the second quarter of fiscal 2019 than in the second quarter of fiscal 2018, driven by increased sales volumes and supply chain realized productivity, which more than offset increased input costs and transportation inflation. Advertising and promotion expenses for the second quarter of fiscal 2019 decreased by $5.7 million compared to the second quarter of fiscal 2018.
Refrigerated & Frozen operating profit for the first half of fiscal 2019 was $233.6 million, an increase of $3.2 million, or 1%, compared to the first half of fiscal 2018. Gross profits were $6.6 million lower in the first half of fiscal 2019 than in the first half of fiscal 2018, driven by increased input costs and transportation inflation, partially offset by increased sales volumes and supply chain realized productivity. Advertising and promotion expenses for the first half of fiscal 2019 decreased by $11.4 million compared to the first half of fiscal 2018.
International operating profit for the second quarter of fiscal 2019 was $24.8 million, an increase of $4.6 million, or 23%, compared to the second quarter of fiscal 2018. Gross profits were $1.8 million higher in the second quarter of fiscal 2019 than in the second quarter of fiscal 2018, due to improved price/mix and strong supply chain realized productivity, which more than offset higher input costs. Advertising and promotion expenses for the second quarter of fiscal 2019 decreased by $2.9 million compared to the second quarter of fiscal 2018.
International operating profit for the first half of fiscal 2019 was $62.1 million, an increase of $23.0 million, or 59%, compared to the first half of fiscal 2018. Gross profits were $7.7 million higher in the first half of fiscal 2019 than in the first half of fiscal 2018, due to increased volume, improved price/mix, and strong realized productivity, partially offset by higher input costs. Operating profit for the International segment in the first half of fiscal 2019 included a gain of $13.2 million related to the sale of our Del Monte® processed fruit and vegetable business in Canada and expense of $2.9 million related to costs incurred for acquisitions and planned divestitures. Advertising and promotion expenses for the first half of fiscal 2019 decreased by $4.9 million compared to the first half of fiscal 2018.
Foodservice operating profit for the second quarter of fiscal 2019 was $32.7 million, a decrease of $14.7 million, or 31%, compared to the second quarter of fiscal 2018. Gross profits were $17.2 million lower in the second quarter of fiscal 2019 than in the second quarter of fiscal 2018. The lower gross profit primarily reflected lower volume and higher input costs, which more than offset supply chain realized productivity.
Foodservice operating profit for the first half of fiscal 2019 was $60.2 million, a decrease of $10.4 million, or 15%, compared to the first half of fiscal 2018. Gross profits were $12.4 million lower in the first half of fiscal 2019 than in the first half of fiscal 2018, due to lower volume and higher input costs, partially offset by supply chain realized productivity.
Pinnacle Foods operating profit for the second quarter and first half of fiscal 2019 (reflecting 31 days of Conagra Brands ownership) was $28.7 million. Gross profit was lower than expected due to lower volume and higher transportation costs. Operating profit for Pinnacle Foods included incremental cost of goods sold of $24.4 million due to the impact of writing inventory to fair value as part of our acquisition accounting and the subsequent sale of that inventory, as well as charges of $3.8 million related to restructuring activities.
Interest Expense, Net
Net interest expense was $80.6 million and $38.0 million for the second quarter of fiscal 2019 and 2018, respectively. Net interest expense was $129.6 million and $74.4 million for the first half of fiscal 2019 and 2018, respectively. The increase reflected the following:

•
the issuance of $7.025 billion in unsecured senior notes and borrowings of $1.30 billion under our new unsecured term loan facility with a syndicate of financial institutions providing for a $650.0 million tranche of three-year term loans and a $650.0 million tranche of five-year term loans to the Company (the "Term Loan Facility") in connection with the acquisition of Pinnacle,

•	the borrowing of $300.0 million under our term loan agreement during the fourth quarter of fiscal 2018, which was subsequently repaid in connection with the acquisition of Pinnacle,

•	the issuance of $500.0 million aggregate principal amount of floating rate notes due 2020 during the second quarter of fiscal 2018,

•	the repayment of $70.0 million aggregate principal amount of outstanding senior notes in the fourth quarter of fiscal 2018, and

•	the repayment of $119.6 million aggregate principal amount of outstanding notes in the third quarter of fiscal 2018.
In addition, the second quarter and first half of fiscal 2019 included $6.3 million and $11.9 million, respectively, related to the amortization of costs incurred to secure fully committed bridge financing in connection with the then-pending Pinnacle acquisition. The bridge financing was subsequently terminated in connection with the acquisition.
Income Taxes
In the second quarter of fiscal 2019 and 2018, our income tax expense from continuing operations was $22.4 million and $109.5 million, respectively. Income tax expense from continuing operations for the first half of fiscal 2019 and 2018 was $79.8 million and $229.5 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 14% and 33% for the second quarter of fiscal 2019 and 2018, respectively. The effective tax rate for the first half of fiscal 2019 and 2018 was 20% and 38%, respectively.
The effective tax rate in the second quarter of fiscal 2019 reflected the following:

•
the impact of the Tax Act, including a reduction in the statutory federal income tax rate to 21%, partially offset by the repeal of the deduction for domestic manufacturing activities, changes in deductibility of executive compensation and the effect of the global intangible low-tax income inclusion,

•	a reduction to the deemed repatriation tax liability, and an additional benefit from the revaluation of deferred tax assets and liabilities under the Tax Act,

•	income tax expense related to a change in estimate of the income tax expense on undistributed foreign earnings for which the indefinite reinvestment assertion is no longer made,

•	an adjustment of valuation allowance associated with the expected capital gains from the planned divestiture of the Wesson® oil business,

•	additional tax expense on non-deductible facilitative costs associated with the acquisition of Pinnacle, and

•	additional income tax expense related to state taxes.
The effective tax rate for the first half of fiscal 2019 reflects the above-cited items, as well as the impact of foreign restructuring resulting in a benefit related to undistributed foreign earnings for which the indefinite reinvestment assertion is no longer made, and additional tax expense on the repatriation of foreign earnings.
The effective tax rate in the second quarter of fiscal 2018 reflected the following:

•	additional income tax expense related to state taxes and

•	an income tax benefit related to a change in estimate of the income tax effect of undistributed foreign earnings for which the indefinite reinvestment assertion is no longer made.
The effective tax rate for the first half fiscal 2018 reflects the above-cited items, as well as additional expense related to the repatriation of cash from foreign subsidiaries and the tax expense related to undistributed foreign earnings for which the indefinite reinvestment assertion is no longer made.
Equity Method Investment Earnings
Equity method investment earnings were $37.7 million and $20.6 million for the second quarter of fiscal 2019 and 2018, respectively. Equity method investment earnings were $53.9 million and $50.6 million for the first half of fiscal 2019 and 2018, respectively. Results for the second quarter of fiscal 2019 included a gain of $15.1 million from the sale of an asset by the Ardent Mills joint venture and reflected improved operational efficiencies and market conditions. Ardent Mills earnings for the first half of fiscal 2019 reflected the gain on asset sale as well as less favorable market conditions in the first quarter of fiscal 2019, which more than offset the improvement in operating efficiencies and market conditions that occurred in the second quarter of fiscal 2019.
Results of Discontinued Operations
Our discontinued operations generated an after-tax loss of $1.9 million and income of $0.4 million for the second quarter of fiscal 2019 and 2018, respectively. Our discontinued operations generated an after-tax loss of $1.9 million and income of $0.1 million for the first half of fiscal 2019 and 2018, respectively.
Earnings Per Share
Diluted earnings per share in the second quarter of fiscal 2019 were $0.31, including earnings of $0.32 per diluted share from continuing operations and a loss of $0.01 per diluted share from discontinued operations. Diluted earnings per share in the second quarter of fiscal 2018 were $0.54.
Diluted earnings per share in the first half of fiscal 2019 and 2018 were $0.76 and $0.91, respectively.

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
At November 25, 2018, we had a revolving credit facility (the "Revolving Credit Facility") with a syndicate of financial institutions that provides for a maximum aggregate principal amount outstanding at any one time of $1.6 billion (subject to increase to a maximum aggregate principal amount of $2.1 billion with the consent of the lenders). We have historically used a credit facility principally as a back-up for our commercial paper program. As of November 25, 2018, there were no outstanding borrowings under the Revolving Credit Facility.
As of November 25, 2018, we had no amounts outstanding under our commercial paper program. The highest level of borrowings during the first half of fiscal 2019 was $408.7 million. As of May 27, 2018, we had $277.0 million outstanding under our commercial paper program.
On October 22, 2018, we issued senior unsecured notes in the aggregate principal amount of $7.025 billion. These notes were issued in seven tranches: floating rate notes due October 22, 2020 in an aggregate principal amount of $525.0 million with an interest equal to three-month LIBOR plus 0.75%, 3.8% senior notes due October 22, 2021 in an aggregate principal amount of $1.2 billion; 4.3% senior notes due May 1, 2024 in an aggregate principal amount of $1.0 billion; 4.6% senior notes due November 1, 2025 in an aggregate principal amount of $1.0 billion; 4.85% senior notes due November 1, 2028 in an aggregate principal amount of $1.3 billion; 5.3% senior notes due November 1, 2038 in an aggregate principal amount of $1.0 billion; and 5.4% senior notes due November 1, 2048 in an aggregate principal amount of $1.0 billion.

On October 26, 2018, we borrowed $1.3 billion under our Term Loan Facility. The three-year tranche loans mature on October 26, 2021, and the five-year tranche loans mature on October 26, 2023. The term loans will bear interest at, at the Company's election, either (a) LIBOR plus a percentage spread (ranging from 1% to 1.625% for three-year tranche loans and 1.125% to 1.75% for five-year tranche loans) based on the Company's senior unsecured long-term indebtedness ratings or (b) the alternate base rate, described in the Term Loan Facility as the greatest of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, and (iii) one-month LIBOR plus 1.00%, plus a percentage spread (ranging from 0% to 0.625% for three-year tranche loans and 0.125% to 0.75% for five-year tranche loans) based on the Company's senior unsecured long-term indebtedness ratings.

The Company may voluntarily prepay term loans under the Term Loan Facility, in whole or in part, without penalty, subject to certain conditions. Subsequent to the second quarter of fiscal 2019, we prepaid $250.0 million of the $1.30 billion borrowings, consisting of $125.0 million of the three-year tranche loans and $125.0 million of the five-year tranche loans.

The Revolving Credit Facility and the Term Loan Facility generally require that our ratio of EBITDA (earnings before interest, taxes, depreciation, and amortization) to interest expense not to be less than 3.0 to 1.0 and our ratio of funded debt to EBITDA not to exceed certain decreasing specified levels, ranging from 5.875 through the first quarter of fiscal 2020 to 3.75 from the second quarter of fiscal 2023 and thereafter. Each ratio is to be calculated on a rolling four-quarter basis. As of November 25, 2018, we were in compliance with these financial covenants.
As of the end of the second quarter of fiscal 2019, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the Revolving Credit Facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.
On October 12, 2018, we issued approximately 16.3 million shares of our common stock in an underwritten public offering for proceeds of $555.9 million, net of related fees.
Proceeds from the issuance of long-term debt and common stock in the second quarter of fiscal 2019 were used for the payment of the cash portion of the Merger Consideration, the repayment of Pinnacle debt acquired, the refinancing of certain Conagra Brands debt, and the payment of related fees and expenses.
We repurchase shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. In the fourth quarter of fiscal 2018, we suspended share repurchase activity in light of the then-pending acquisition of Pinnacle. The Company plans to repurchase shares under its authorized program only at times and in amounts as are consistent with the prioritization of achieving its leverage targets. The Company's total remaining share repurchase authorization as of November 25, 2018 was $1.41 billion.
On November 30, 2018, the Company paid a quarterly dividend payment of $0.2125 per share to stockholders of record as of the close of business on October 17, 2018. On December 6, 2019, the Board announced a quarterly dividend payment of $0.2125 per share, to be paid on March 1, 2019, to stockholders of record as of the close of business on January 30, 2019. Subject to market and other conditions and the approval of our Board, we intend to maintain our quarterly dividend at the current annual rate of $0.85 per share during fiscal 2019. In the future, we expect modest dividend increases while we focus on de-leveraging, subject to the approval of our Board.
On December 18, 2018, the Company announced it had entered into a definitive agreement to divest the Wesson® oil business. The Company expects the transaction to close before the end of fiscal 2019, subject to the satisfaction of customary closing conditions, including the receipt of regulatory approval. We expect to realize net proceeds from the sale of approximately $180.0 million.
We have access to our $1.6 billion Revolving Credit Facility, our commercial paper program, and the capital markets. We believe we also have access to additional bank loan facilities, if needed.
We expect to maintain or have access to sufficient liquidity to retire or refinance long-term debt upon maturity, as market conditions warrant, from operating cash flows, our commercial paper program, proceeds from any divestitures and other disposition transactions, access to capital markets, and our $1.6 billion Revolving Credit Facility.
Cash Flows
During the first half of fiscal 2019, we generated $314.3 million of cash, which was the net result of $261.9 million generated from operating activities, $5.20 billion used in investing activities, $5.26 billion provided by financing activities, and a decrease of $1.8 million due to the effects of changes in foreign currency exchange rates.
Cash generated from operating activities of continuing operations totaled $250.7 million in the first half of fiscal 2019, as compared to $404.7 million generated in the first half of fiscal 2018. The decrease in operating cash flows was primarily due to the impact of costs associated with the Pinnacle acquisition, changes in working capital, in part driven by a shift in the timing of accounts receivable cash collections, and increased interest payments, including amounts accrued by Pinnacle prior to the acquisition. This was partially offset by cash proceeds received upon the settlement of interest rate swaps, a decrease in tax payments, and an increase in dividends received from our equity method investments.
Cash used in investing activities totaled $5.20 billion and $366.1 million in the first half of fiscal 2019 and fiscal 2018, respectively. Investing activities in the first half of fiscal 2019 consisted primarily of the purchase of Pinnacle for $5.12 billion, net of cash acquired, capital expenditures totaling $133.3 million and the proceeds from the sale of our Del Monte® processed fruit and vegetable business in Canada totaling $32.2 million. Investing activities in the first half of fiscal 2018 consisted mainly of the purchase of Angie's Artisan Treats, LLC for $249.6 million, net of cash acquired, and capital expenditures totaling $123.4 million.
Cash provided by financing activities totaled $5.26 billion in the first half of fiscal 2019 compared to cash used of $230.5 million in the first half of fiscal 2018. In the first half of 2019, in connection with the Pinnacle acquisition, we issued long-term debt that generated $8.31 billion in gross proceeds and issued common stock for net proceeds of $555.9 million. This was reduced by debt issuance costs and bridge financing fees totaling $87.0 million. We repaid $3.06 billion of long-term debt, reduced our short-term borrowings under our commercial paper program by $277.4 million, and paid cash dividends of $166.3 million. Financing activities of continuing operations in the first half of fiscal 2018 consisted principally of common stock repurchases totaling $580.0 million, net proceeds from the issuance of long-term debt totaling $497.4 million, cash dividends paid of $171.6 million, and net short-term borrowings of $38.9 million.
The Company had cash and cash equivalents of $442.3 million at November 25, 2018 and $128.0 million at May 27, 2018, of which $92.8 million at November 25, 2018 and $121.6 million at May 27, 2018 was held in foreign countries. During the first quarter of fiscal 2019, the Company repatriated $91.2 million of cash balances, of which $13.7 million was previously deemed to be permanently reinvested outside the U.S. We have provided deferred taxes of $1.0 million on undistributed earnings of certain foreign subsidiaries that no longer meet the requirements for indefinite reinvestment under applicable accounting guidance. We continue to believe the remaining undistributed earnings of our foreign subsidiaries are indefinitely reinvested and therefore have not provided any additional deferred taxes.
Our estimate of capital expenditures for fiscal 2019 is approximately $450.0 million, including amounts related to Pinnacle. For the first half of fiscal 2019, we have funded $133.3 million of capital expenditures.
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
Variable Interest Entities Not Consolidated
We lease a certain office building from an entity that we have determined to be a variable interest entity. The lease agreement with this entity includes a fixed-price purchase option for the asset being leased. The lease agreement also contains a contingent put option (the "lease put option") that allows the lessor to require us to purchase the building at the greater of original construction cost, or fair market value, without a lease agreement in place (the "put price") in certain limited circumstances. As a result of substantial impairment charges related to our divested Private Brands operations, this lease put option became exercisable. We are amortizing the difference between the put price and the estimated fair value (without a lease agreement in place) of the property over the remaining lease term within SG&A expenses. As of November 25, 2018 and May 27, 2018, the estimated amount by which the put option price exceeded the estimated fair value of the property was $8.2 million, of which we had accrued $1.4 million and $1.2 million, respectively. This lease is accounted for as an operating lease, and accordingly, there are no material assets and liabilities, other than the accrued portion of the put price, associated with this entity included in the Condensed Consolidated Balance Sheets. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this entity. In making this determination, we have considered, among other items, the terms of the lease agreement, the expected remaining useful life of the asset leased, and the capital structure of the lessor entity.

OBLIGATIONS AND COMMITMENTS
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt, notes payable, and capital lease obligations, which totaled $11.61 billion as of November 25, 2018, were recognized as liabilities in the Condensed Consolidated Balance Sheets contained in this report. Operating lease obligations and unconditional purchase obligations, which totaled $1.91 billion as of November 25, 2018, were not recognized as liabilities in the Condensed Consolidated Balance Sheets contained in this report, in accordance with generally accepted accounting principles.
A summary of our contractual obligations as of November 25, 2018 was as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$11,456.6	$—	$3,197.6	$1,737.0	$6,522.0
Capital lease obligations	156.7	17.2	34.9	26.8	77.8
Operating lease obligations	331.8	54.6	88.3	61.0	127.9
Purchase obligations[1] and other contracts	1,624.3	1,242.9	179.9	71.5	130.0
Notes payable	0.9	0.9	—	—	—
Total	$13,570.3	$1,315.6	$3,500.7	$1,896.3	$6,857.7
1 Amount includes open purchase orders and agreements, some of which are not legally binding and/or may be cancellable. Such agreements are generally settleable in the ordinary course of business in less than one year.
We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average coupon interest rate of the long-term debt obligations outstanding as of November 25, 2018, was approximately 4.6%.
The operating lease obligations noted in the table above have not been reduced by non-cancellable sublease rentals of $0.2 million.
As of May 27, 2018, we had aggregate unfunded pension obligations totaling $68.5 million. This amount is not included in the table above. In the fourth quarter of fiscal 2018, we made a voluntary pension plan contribution in the amount of $300.0 million. Based on current statutory requirements, we are not obligated to fund any amount to our qualified pension plans during the next twelve months. We estimate that we will make payments of approximately $14.5 million over the next twelve months to fund our nonqualified pension plans. See Note 14, Pension and Postretirement Benefits, to the Condensed Consolidated Financial Statements contained in this report and Note 19, Pension and Postretirement Benefits, to the Consolidated Financial Statements and Critical Accounting Estimates - Employment Related Benefits contained in the Company's Annual Report on Form 10-K for the year ended May 27, 2018 for further discussion of our pension obligations and factors that could affect estimates of this liability.
As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in the Condensed Consolidated Balance Sheets contained in this report. A summary of our commitments, including commitments associated with equity method investments, as of November 25, 2018 was as follows:

	Amount of Commitment Expiration Per Period (in millions)
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby repurchase obligations	$0.6	$0.4	$0.2	$—	$—
Other commitments	3.9	2.4	1.5	—	—
Total	$4.5	$2.8	$1.7	$—	$—
In addition to the commitments included in the table above, as of November 25, 2018, we had $42.8 million of standby letters of credit issued on our behalf. These standby letters of credit are primarily related to our self-insured workers compensation programs and are not reflected in the Condensed Consolidated Balance Sheets contained in this report.
In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases resulting from the divestiture of the JM Swank business completed in the first quarter of fiscal 2017. As of November 25, 2018, the remaining terms of these arrangements did not exceed five years and the maximum amount of future payments we have guaranteed was $1.8 million. In addition, we guarantee a certain lease resulting from an exited facility. As of November 25, 2018, the remaining term of this arrangement did not exceed eight years and the maximum amount of future payments we have guaranteed was $20.4 million.
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
Lamb Weston is a party to a warehouse services agreement with a third-party warehouse provider through July 2035. Under this agreement, Lamb Weston is required to make payments for warehouse services based on the quantity of goods stored and other service factors. We have guaranteed the warehouse provider that we will make the payments required under the agreement in the event that Lamb Weston fails to perform. Minimum payments of $1.5 million per month are required under this agreement. It is not possible to determine the maximum amount of the payment obligations under this agreement. Upon completion of the Spinoff, we recognized a liability for the estimated fair value of this guarantee. As of November 25, 2018, the amount of this guarantee, recorded in other noncurrent liabilities, was $27.3 million.
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
The obligations and commitments tables above do not include any reserves for uncertainties in income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at November 25, 2018 was $47.9 million. The net amount of unrecognized tax benefits at November 25, 2018, that, if recognized, would impact our effective tax rate was $42.4 million. Recognition of these tax benefits would have a favorable impact on our effective tax rate.

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
Other than the changes noted below, there have been no material changes in our market risk during the twenty-six weeks ended November 25, 2018. For additional information, refer to the "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 27, 2018.
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
The carrying amount of long-term debt (including current installments) was $11.56 billion as of November 25, 2018. Based on current market rates, the fair value of this debt at November 25, 2018 was estimated at $11.69 billion. As of November 25, 2018, a 1% increase in the interest rates would decrease the fair value of our fixed rate debt by approximately $618.1 million, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $700.9 million.
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
Value-at-Risk (VaR)
We employ various tools to monitor our derivative risk, including value-at-risk ("VaR") models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95% confidence level. Accordingly, in any given one-day time period, losses greater than the amounts included in the table below are expected to occur only 5% of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, and foreign exchange positions during the twenty-six weeks ended November 25, 2018 and November 26, 2017.

	Fair Value Impact
In Millions	Average During Twenty-six Weeks Ended November 25, 2018	Average During Twenty-six Weeks Ended November 26, 2017
Energy commodities	$0.1	$0.4
Agriculture commodities	0.5	0.4
Foreign exchange	0.7	0.6

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of November 25, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective. We acquired Pinnacle on October 26, 2018 and have not yet included Pinnacle in our assessment of the effectiveness of our internal control over financial reporting. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include Pinnacle. For the second quarter of fiscal 2019, Pinnacle accounted for $258.8 million of our total net sales and as of November 25, 2018 had total assets of $12.16 billion.
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
In California, a number of cities and counties joined in a consolidated action seeking abatement of an alleged public nuisance in the form of lead-based paint potentially present on the interior of residences, regardless of its condition. On September 23, 2013, a trial of the California case concluded in the Superior Court of California for the County of Santa Clara, and on January 27, 2014, the court entered a judgment (the "Judgment") against ConAgra Grocery Products and two other defendants ordering the creation of a California abatement fund in the amount of $1.15 billion. Liability is joint and several. The Company appealed the Judgment, and on November 14, 2017 the California Court of Appeal for the Sixth Appellate District reversed in part, holding that the defendants were not liable to pay for abatement of homes built after 1950, but affirmed the Judgment as to homes built before 1951. The Court of Appeal remanded the case to the trial court with directions to recalculate the amount of the abatement fund estimated to be necessary to cover the cost of remediating pre-1951 homes, and to hold an evidentiary hearing regarding appointment of a suitable receiver. ConAgra Grocery Products and the other defendants petitioned the California Supreme Court for review of the decision, which we believe to be an unprecedented expansion of current California law. On February 14, 2018, the California Supreme Court denied the petition and declined to review the merits of the case, and the case was remanded to the trial court for further proceedings. ConAgra Grocery Products and the other defendants sought further review of certain issues from the Supreme Court of the United States, but on October 15, 2018 the Supreme Court declined to review the case. In light of the decision rendered by the California Appellate Court on November 14, 2017, and the California Supreme Court's decision on February 14, 2018 not to review the Appellate Court's decision, we have concluded that the liability has likely become probable as contemplated by Accounting Standards Codification Topic 450. On September 4, 2018, the trial court recalculated its estimate of the amount needed to remediate pre-1951 homes in the plaintiff jurisdictions to be $409.0 million. However, uncertainties remain which make it difficult to estimate the ultimate potential liability, including (i) although liability is joint and several, it is unknown what amount each defendant may ultimately be required to pay or how allocation among the defendants (and other potentially responsible parties such as property owners who may have violated the applicable housing codes) will be determined; (ii) according to the trial court’s original order, participation in the abatement program by eligible homeowners is voluntary and it is unknown what percentage of eligible homeowners will choose to participate or how such claims will be administered; (iii) the trial court's original order required that any amounts paid by the defendants into the fund that were not spent within four years would be returned to the defendants, and it is unknown whether this feature of the fund will be retained or, if it is retained, how much will be spent during that time period; and (iv) defendants will have a new right to appeal any new aspects of the judgment entered by the trial court upon remand, although it is unknown whether the court would stay execution of any new judgment while a subsequent appeal is pending.
While the ultimate amount of any loss and timing of payments related thereto remain uncertain and could change as further information is obtained, we have accrued $136.0 million, within other accrued liabilities, for this matter as of November 25, 2018. The extent of insurance coverage is uncertain and the Company's carriers are on notice; however, any possible insurance recovery has not been considered for purposes of determining our liability. We cannot assure that the final resolution of these matters will not have a material adverse effect on our financial condition, results of operations, or liquidity.
In June 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina. This facility was the primary production facility for our Slim Jim® branded meat snacks. In June 2009, the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives announced its determination that the explosion was the result of an accidental natural gas release and not a deliberate act. During the fourth quarter of fiscal 2011, we settled our property and business interruption claims related to the Garner accident with our insurance providers. During the fourth quarter of fiscal 2011, Jacobs Engineering Group Inc. ("Jacobs"), our engineer and project manager at the site, filed a declaratory judgment action against us seeking indemnity for personal injury claims brought against it as a result of the accident. During the first quarter of fiscal 2012, our motion for summary judgment was granted and the suit was dismissed without prejudice on the basis that the suit was filed prematurely. In the third quarter of fiscal 2014, Jacobs refiled its action seeking indemnity. On March 25, 2016, a Douglas County jury in Nebraska rendered a verdict in favor of Jacobs and against us in the amount of $108.9 million plus post-judgment interest. We filed our Notice of Appeal in September 2016, and the appeal was heard by the Nebraska Supreme

Court in November 2017. On September 14, 2018, the Nebraska Supreme Court affirmed the jury verdict and the rulings of the trial court. As of November 6, 2018, the Company and its insurers satisfied the judgment in full.
Certain litigation matters were filed in connection with our acquisition of Pinnacle (see Note 2). On August 7, 2018, a purported stockholder of Pinnacle filed a complaint in a putative class action in the United States District Court for the District of New Jersey, captioned Alexander Rasmussen v. Pinnacle Foods Inc. et al., Case No. 2:18-cv-12501. On August 9, 2018, a purported stockholder of Pinnacle filed a complaint in a putative class action in the United States District Court for the District of New Jersey, captioned Robert H. Paquette v. Pinnacle Foods Inc. et al., Case No. 2:18-cv-12578. On August 9, 2018, a purported stockholder of Pinnacle filed a complaint in a putative class action in the United States District Court for the District of New Jersey, captioned Wesley Lindquist v. Pinnacle Foods Inc. et al., Case No. 2:18-cv-12610. On September 12, 2018, the Court consolidated the three New Jersey Actions (the "Consolidated Actions"), each of which alleged that Pinnacle's preliminary proxy statement, filed with the SEC on July 25, 2018, omitted material information with respect to the Merger, rendering it false and misleading and thus that Pinnacle and the directors of Pinnacle violated Section 14(a) of the Exchange Act as well as Rule 14a-9 under the Exchange Act. The Consolidated Actions further alleged that the directors of Pinnacle violated Section 20(a) of the Exchange Act and sought to enjoin the transactions contemplated by the Merger Agreement unless Pinnacle disclosed the allegedly material information that was allegedly omitted from the proxy statement, an award of damages and an award of attorneys' fees and expenses. On September 27, 2018, Pinnacle filed a Form 8-K with the Securities and Exchange Commission containing supplemental disclosures that substantially mooted the claims raised in the Consolidated Actions regarding the sufficiency of the disclosures in the proxy statement. On October 4, 2018, the parties stipulated to dismissal of the Consolidated Actions.
On August 15, 2018, a purported stockholder of Pinnacle filed a complaint in a putative class action in the Court of Chancery of the State of Delaware, captioned Jordan Rosenblatt v. Pinnacle Foods Inc. et al., Case No. 2018-0605 (the "Rosenblatt Action"). The Rosenblatt Action alleges that the directors of Pinnacle breached their fiduciary duty of disclosure by filing a preliminary proxy statement that contained materially incomplete and misleading information. The Rosenblatt Action further alleges that Pinnacle, Conagra, and Merger Sub, aided and abetted the directors' alleged breach of fiduciary duty. The Rosenblatt Action seeks, among other things, to enjoin the transactions contemplated by the Merger Agreement, rescission of the Merger or an award of rescissory damages should the Merger be consummated, an award of damages and an award of attorneys' fees and expenses. Conagra and Pinnacle believe the Rosenblatt Action is without merit and intend to vigorously defend it.
For additional information on legal proceedings, please refer to Part I, Item 3 "Legal Proceedings" and Note 17 "Contingencies" to the financial statements, in each case contained in our Annual Report on Form 10-K for the year ended May 27, 2018, and Note 13 "Contingencies" to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS
A discussion of our risk factors can be found in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended May 27, 2018, and our other filings with the SEC. The information below includes additional risk factors relating to our acquisition of Pinnacle and stock price volatility.

We may not realize the growth opportunities and cost synergies that are anticipated from the acquisition of Pinnacle.

The benefits that are expected to result from the acquisition will depend, in part, on our ability to realize the anticipated growth opportunities and cost synergies as the result of the acquisition. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of Pinnacle. There is a significant degree of difficulty and management distraction inherent in the process of integrating a company as sizable as Pinnacle. The process of integrating operations could cause an interruption of, or loss of momentum in, our activities. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage the Company, service existing customers, attract new customers, and develop new products or strategies. If senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. There can be no assurance that we will successfully or cost-effectively integrate Pinnacle. The failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

Even if we are able to integrate Pinnacle successfully, this integration may not result in the realization of the full benefits that are currently expected from this acquisition, and there can be no guarantee that these benefits will be achieved within the anticipated time frames or at all. For example, we may not be able to eliminate duplicative costs. Moreover, we may incur substantial expenses in connection with the integration of Pinnacle. While it is anticipated that certain expenses will be incurred to achieve cost synergies, such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the acquisition may be offset by costs incurred to, or delays in, integrating the business.

We incurred a substantial amount of debt to complete the acquisition of Pinnacle. To service our debt, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. We also depend on the business of our subsidiaries to satisfy our cash needs. If we cannot generate the required cash, we may not be able to make the necessary payments required under our indebtedness.

At November 25, 2018, we had total debt of approximately $11.56 billion, which is an increase of $7.72 billion since August 26, 2018, including indebtedness incurred to complete the acquisition of Pinnacle. We have the ability under our existing credit facilities to incur substantial additional indebtedness in the future. Our ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs, and make planned capital expenditures.

The degree to which we are currently leveraged could have important consequences for shareholders. For example, it could:

•	Make it more difficult for us to satisfy our debt service obligations;

•	Restrict us from making strategic acquisitions or taking advantage of favorable business opportunities;

•	Restrict us from repurchasing shares of our common stock;

•
Limit flexibility to plan for, or react to, changes in the businesses and industries in which we operate, which may adversely affect our operating results and ability to meet our debt service obligations;

•	Limit our ability to refinance our indebtedness or increase the cost of such indebtedness;

•
Require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, and other general corporate purposes;

•	Increase our vulnerability to adverse economic or industry conditions, including changes in interest rates;

•
Limit our ability to obtain additional financing in the future to fund our working capital requirements, capital expenditures, acquisitions, investment, debt service obligations, and other general operating requirements or to enable us to react to changes in our business; or

•	Place us at a competitive disadvantage compared to businesses in our industry that have less debt.

Additionally, any failure to comply with covenants in the instruments governing our debt could result in an event of default which, if not cured or waived, would have a material adverse effect on us.

A significant portion of our operations are conducted through our subsidiaries. As a result, our ability to generate sufficient cash flow for our needs is dependent to some extent on the earnings of our subsidiaries and the payment of those earnings to us in the form of dividends, loans, or advances and through repayment of loans or advances from us. Our subsidiaries are separate and distinct legal entities. Our subsidiaries have no obligation to pay any amounts due on our debt to provide us with funds to meet our cash flow needs, whether in the form of dividends, distributions, loans, or other payments. In addition, any payment of dividends, loans, or advances by our subsidiaries could be subject to statutory or contractual restrictions. Payments to us by our subsidiaries will also be contingent upon our subsidiaries' earnings and business considerations. Our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization will be effectively subordinated to the claims of that subsidiary's creditors, including trade creditors. In addition, even if we are a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us. Finally, changes in the laws of foreign jurisdictions in which we operate may adversely affect the ability of some of our foreign subsidiaries to repatriate funds to us.

Our stock price may be subject to significant volatility, and you may not be able to resell shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.

The market price of our common stock could fluctuate significantly for many reasons, including reasons not specifically related to our performance, such as industry or market trends, reports by industry analysts and other third parties, investor perceptions, actions by credit rating agencies, negative announcements by our customers or competitors regarding their own performance or actions taken by our competitors, as well as general economic and industry conditions. Our common stock price is also affected by announcements we make about our business, market data that is available to subscribers, analyst reports related to our Company, changes in financial estimates by analysts, whether or not we meet the financial estimates of analysts who follow our Company, rating agency announcements about our business, variations in our quarterly results of operations and those of our competitors, general economic and stock market conditions, future sales of our common stock, perceptions of the investment opportunity associated with our common stock relative to other investment alternatives, the public's reaction to our public announcements and filings with the SEC, actual or anticipated growth rates relative to our competitors, and speculation by the investment community regarding our business, among other factors.

As a result of these factors, investors in our common stock may not be able to resell their shares at or above the price at which they purchase our common stock. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like us. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, in the past, some companies that have had volatile market prices for their securities have been subject to class action or derivative lawsuits. The filing of a lawsuit against us, regardless of the outcome, could have a negative effect on our business, financial condition and results of operations, as it could result in substantial legal costs and a diversion of management's attention and resources.

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

4.1
Second Supplemental Indenture, dated October 22, 2018, by and between Conagra Brands, Inc. and Wells Fargo Bank, National Association, as Trustee (including Forms of Notes), incorporated herein by reference to Exhibit 4.2 to Conagra Brands' Current Report on Form 8-K filed with the SEC on October 22, 2018.

10.1
Second Amendment, dated as of December 5, 2018, to the Conagra Brands, Inc. Voluntary Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.1 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on December 7, 2018.

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32	Section 906 Certificates

101
The following materials from Conagra Brands' Quarterly Report on Form 10-Q for the quarter ended November 25, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

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
Dated this 3rd day of January, 2019.