Form 10-Q
period 2019-02-24
CONAGRA BRANDS INC.
filed 2019-04-02
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 24, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of issuer’s common stock, as of February 24, 2019, was 485,914,676.

Table of Contents

Part I. FINANCIAL INFORMATION		1
Item 1	Financial Statements	1
	Unaudited Condensed Consolidated Statements of Earnings for the Thirteen and Thirty-nine Weeks ended February 24, 2019 and February 25, 2018	1
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Thirty-nine Weeks ended February 24, 2019 and February 25, 2018	2
	Unaudited Condensed Consolidated Balance Sheets as of February 24, 2019 and May 27, 2018	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Thirty-nine Weeks ended February 24, 2019 and February 25, 2018	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4	Controls and Procedures	49
Part II. OTHER INFORMATION		50
Item 1	Legal Proceedings	50
Item 1A	Risk Factors	50
Item 6	Exhibits	51
Signatures		52
Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 101

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Conagra Brands, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions except per share amounts)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 24, 2019	February 25, 2018	February 24, 2019	February 25, 2018
Net sales	$2,707.1	$1,994.5	$6,925.2	$5,972.1
Costs and expenses:
Cost of goods sold	1,954.8	1,395.7	4,980.2	4,196.0
Selling, general and administrative expenses	334.1	352.1	1,078.7	936.5
Pension and postretirement non-service income	(9.8)	(21.9)	(29.7)	(60.0)
Interest expense, net	130.9	39.8	260.5	114.2
Income from continuing operations before income taxes and equity method investment earnings	297.1	228.8	635.5	785.4
Income tax expense (benefit)	67.2	(91.4)	147.0	138.1
Equity method investment earnings	12.7	29.0	66.6	79.6
Income from continuing operations	242.6	349.2	555.1	726.9
Income (loss) from discontinued operations, net of tax	—	14.5	(1.9)	14.6
Net income	$242.6	$363.7	$553.2	$741.5
Less: Net income attributable to noncontrolling interests	0.6	0.9	1.4	2.7
Net income attributable to Conagra Brands, Inc.	$242.0	$362.8	$551.8	$738.8
Earnings per share — basic
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$0.50	$0.87	$1.28	$1.78
Income from discontinued operations attributable to Conagra Brands, Inc. common stockholders	—	0.04	—	0.03
Net income attributable to Conagra Brands, Inc. common stockholders	$0.50	$0.91	$1.28	$1.81
Earnings per share — diluted
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$0.50	$0.87	$1.28	$1.76
Income (loss) from discontinued operations attributable to Conagra Brands, Inc. common stockholders	—	0.03	(0.01)	0.04
Net income attributable to Conagra Brands, Inc. common stockholders	$0.50	$0.90	$1.27	$1.80
See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Thirteen weeks ended
	February 24, 2019			February 25, 2018
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income	$309.8	$(67.2)	$242.6	$257.8	$105.9	$363.7
Other comprehensive income:
Derivative adjustments:
Unrealized derivative adjustments	(1.8)	0.4	(1.4)	1.2	(0.3)	0.9
Reclassification for derivative adjustments included in net income	(0.9)	0.3	(0.6)	—	—	—
Unrealized gains on available-for-sale securities	—	—	—	0.7	(0.1)	0.6
Unrealized currency translation gains	7.4	—	7.4	5.1	(0.1)	5.0
Pension and post-employment benefit obligations:
Reclassification for pension and post-employment benefit obligations included in net income	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Comprehensive income	314.4	(66.5)	247.9	264.7	105.4	370.1
Comprehensive income attributable to noncontrolling interests	0.4	(0.3)	0.1	0.5	(0.3)	0.2
Comprehensive income attributable to Conagra Brands, Inc.	$314.0	$(66.2)	$247.8	$264.2	$105.7	$369.9

	Thirty-nine weeks ended
	February 24, 2019			February 25, 2018
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income	$703.0	$(149.8)	$553.2	$865.2	$(123.7)	$741.5
Other comprehensive income:
Derivative adjustments:
Unrealized derivative adjustments	46.2	(11.6)	34.6	2.2	(0.7)	1.5
Reclassification for derivative adjustments included in net income	(1.1)	0.3	(0.8)	0.1	—	0.1
Unrealized gains on available-for-sale securities	—	—	—	1.4	(0.4)	1.0
Unrealized currency translation gains (losses)	(11.3)	—	(11.3)	25.0	(0.1)	24.9
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	(0.4)	—	(0.4)	43.5	(16.6)	26.9
Reclassification for pension and post-employment benefit obligations included in net income	(0.5)	0.1	(0.4)	(0.4)	0.1	(0.3)
Comprehensive income	735.9	(161.0)	574.9	937.0	(141.4)	795.6
Comprehensive income (loss) attributable to noncontrolling interests	(1.4)	(0.9)	(2.3)	2.9	(0.9)	2.0
Comprehensive income attributable to Conagra Brands, Inc.	$737.3	$(160.1)	$577.2	$934.1	$(140.5)	$793.6
See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions except share data)
(unaudited)

	February 24, 2019	May 27, 2018
ASSETS
Current assets
Cash and cash equivalents	$282.2	$128.0
Receivables, less allowance for doubtful accounts of $3.1 and $1.7	870.2	569.4
Inventories	1,638.6	988.7
Prepaid expenses and other current assets	107.6	184.9
Current assets held for sale	47.5	67.9
Total current assets	2,946.1	1,938.9
Property, plant and equipment	4,887.9	4,008.5
Less accumulated depreciation	(2,529.3)	(2,419.0)
Property, plant and equipment, net	2,358.6	1,589.5
Goodwill	11,349.8	4,487.4
Brands, trademarks and other intangibles, net	4,962.0	1,282.8
Other assets	951.0	906.3
Noncurrent assets held for sale	159.1	184.6
	$22,726.6	$10,389.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$—	$277.3
Current installments of long-term debt	19.9	307.0
Accounts payable	1,189.2	905.3
Accrued payroll	166.9	161.7
Other accrued liabilities	851.8	671.0
Current liabilities held for sale	13.9	13.9
Total current liabilities	2,241.7	2,336.2
Senior long-term debt, excluding current installments	10,911.8	3,035.6
Subordinated debt	195.9	195.9
Other noncurrent liabilities	1,918.8	1,060.8
Noncurrent liabilities held for sale	6.9	4.4
Total liabilities	15,275.1	6,632.9
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 584,219,229	2,921.2	2,839.7
Additional paid-in capital	2,277.2	1,180.0
Retained earnings	5,025.3	4,744.9
Accumulated other comprehensive loss	(85.7)	(110.5)
Less treasury stock, at cost, 98,304,553 and 177,078,193 common shares	(2,765.0)	(4,977.9)
Total Conagra Brands, Inc. common stockholders' equity	7,373.0	3,676.2
Noncontrolling interests	78.5	80.4
Total stockholders' equity	7,451.5	3,756.6
	$22,726.6	$10,389.5
See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Thirty-nine weeks ended
	February 24, 2019	February 25, 2018
Cash flows from operating activities:
Net income	$553.2	$741.5
Income (loss) from discontinued operations	(1.9)	14.6
Income from continuing operations	555.1	726.9
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	232.6	193.4
Asset impairment charges	3.0	9.4
Gain on divestiture	(13.2)	—
Earnings of affiliates in excess of distributions	(23.4)	(53.1)
Stock-settled share-based payments expense	22.5	26.7
Contributions to pension plans	(11.5)	(9.7)
Pension benefit	(21.0)	(38.7)
Lease cancellation expense	—	48.2
Proceeds from settlement of interest rate swaps	47.5	—
Novation of a legacy guarantee	(27.3)	—
Other items	25.4	(31.0)
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Receivables	(108.4)	(25.8)
Inventories	13.0	(89.8)
Deferred income taxes and income taxes payable, net	39.3	(10.2)
Prepaid expenses and other current assets	(20.0)	(5.5)
Accounts payable	(15.6)	101.2
Accrued payroll	(9.0)	(30.9)
Other accrued liabilities	56.1	(3.0)
Net cash flows from operating activities — continuing operations	745.1	808.1
Net cash flows from operating activities — discontinued operations	11.2	34.2
Net cash flows from operating activities	756.3	842.3
Cash flows from investing activities:
Additions to property, plant and equipment	(236.1)	(175.9)
Sale of property, plant and equipment	18.7	7.5
Purchase of businesses, net of cash acquired	(5,119.2)	(337.1)
Proceeds from divestiture	32.2	—
Other items	0.1	4.3
Net cash flows from investing activities	(5,304.3)	(501.2)
Cash flows from financing activities:
Net short-term borrowings (repayments)	(278.3)	324.1
Issuance of long-term debt	8,310.5	500.0
Repayment of long-term debt	(3,517.1)	(170.1)
Debt issuance costs and bridge financing fees	(95.2)	(2.9)
Payment of intangible asset financing arrangement	(14.0)	(14.4)
Issuance of Conagra Brands, Inc. common shares, net	555.7	—
Repurchase of Conagra Brands, Inc. common shares	—	(860.0)
Cash dividends paid	(253.0)	(257.7)
Exercise of stock options and issuance of other stock awards, including tax withholdings	(4.1)	13.0
Other items	0.9	—
Net cash flows from financing activities	4,705.4	(468.0)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(3.2)	8.4
Net change in cash and cash equivalents and restricted cash	154.2	(118.5)
Cash and cash equivalents and restricted cash at beginning of period	129.0	252.4
Cash and cash equivalents and restricted cash at end of period	$283.2	$133.9
See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 24, 2019 and February 25, 2018
(columnar dollars in millions except per share amounts)
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

The following table details the accumulated balances for each component of other comprehensive income, net of tax:

	February 24, 2019	May 27, 2018
Currency translation losses, net of reclassification adjustments	$(102.3)	$(94.7)
Derivative adjustments, net of reclassification adjustments	34.8	1.0
Unrealized gains on available-for-sale securities	—	0.6
Pension and post-employment benefit obligations, net of reclassification adjustments	(18.2)	(17.4)
Accumulated other comprehensive loss [1]	$(85.7)	$(110.5)
1 Net of unrealized gains on available-for-sale securities of $0.6 million reclassified to retained earnings as a result of the adoption of ASU 2016-01.

The following table summarizes the reclassifications from accumulated other comprehensive loss into income:

	Thirteen weeks ended		Affected Line Item in the Condensed Consolidated Statement of Earnings[1]
	February 24, 2019	February 25, 2018
Net derivative adjustment, net of tax:
Cash flow hedges	$(0.9)	$—	Interest expense, net
	(0.9)	—	Total before tax
	0.3	—	Income tax expense
	$(0.6)	$—	Net of tax
Pension and postretirement liabilities:
Net prior service cost (benefit)	$0.2	$(0.1)	Pension and postretirement non-service income
Net actuarial gain	(0.3)	—	Pension and postretirement non-service income
	(0.1)	(0.1)	Total before tax
	—	—	Income tax expense
	$(0.1)	$(0.1)	Net of tax

	Thirty-nine weeks ended		Affected Line Item in the Condensed Consolidated Statement of Earnings[1]
	February 24, 2019	February 25, 2018
Net derivative adjustment, net of tax:
Cash flow hedges	$(1.1)	$0.1	Interest expense, net
	(1.1)	0.1	Total before tax
	0.3	—	Income tax expense
	$(0.8)	$0.1	Net of tax
Pension and postretirement liabilities:
Net prior service cost (benefit)	$0.6	$(0.4)	Pension and postretirement non-service income
Net actuarial gain	(1.1)	—	Pension and postretirement non-service income
	(0.5)	(0.4)	Total before tax
	0.1	0.1	Income tax expense
	$(0.4)	$(0.3)	Net of tax
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
We utilized a comprehensive approach to evaluate and document the impact of the guidance on our current accounting policies and practices in order to identify material differences, if any, that would result from applying the new requirements to our revenue contracts. We did not identify any material differences resulting from applying the new requirements to our revenue contracts. In addition, we did not identify any significant changes to our business processes, systems, and controls to support recognition and disclosure requirements under the new guidance. We adopted the provisions of Topic 606 in fiscal 2019 utilizing the modified retrospective method. We recorded a $0.5 million cumulative effect adjustment, net of tax, to the opening balance of fiscal 2019 retained earnings, a decrease to receivables of $7.6 million, an increase to inventories of $2.8 million, an increase to prepaid expenses and other current assets of $6.9 million, an increase to other accrued liabilities of $1.4 million, and an increase to other noncurrent liabilities of $0.2 million. The adjustments primarily related to the timing of recognition of certain customer charges, trade promotional expenditures, and volume discounts.
The effect of the changes made to our Condensed Consolidated Balance Sheet as of February 24, 2019 for the adoption of Topic 606 was as follows:

	As Reported	Adjustments	Balances without Adoption of Topic 606
Current assets
Receivables, less allowance for doubtful accounts	$870.2	$9.6	$879.8
Inventories	1,638.6	(4.4)	1,634.2
Prepaid expenses and other current assets	107.6	(7.1)	100.5
Current liabilities
Other accrued liabilities	851.8	(1.1)	850.7
Other noncurrent liabilities	1,918.8	(0.2)	1,918.6
The effect of the changes made to our Condensed Consolidated Statement of Earnings for the adoption of Topic 606 was as follows:

	Thirteen weeks ended February 24, 2019
	As Reported	Adjustments	Balances without Adoption of Topic 606
Net sales	$2,707.1	$11.6	$2,718.7
Cost of goods sold	1,954.8	8.4	1,963.2
Income from continuing operations before income taxes and equity method investment earnings	297.1	3.2	300.3

	Thirty-nine weeks ended February 24, 2019
	As Reported	Adjustments	Balances without Adoption of Topic 606
Net sales	$6,925.2	$18.9	$6,944.1
Cost of goods sold	4,980.2	21.2	5,001.4
Income from continuing operations before income taxes and equity method investment earnings	635.5	(2.3)	633.2
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
In March 2017, the FASB issued ASU 2017-07, Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires companies to present the service cost component of net benefit cost in the same line items in which they report compensation cost. Companies are required to present all other components of net benefit cost outside operating income, if this subtotal is presented. In addition, the new standard requires that only the service cost component of net periodic benefit expense is eligible for capitalization. The new standard requires retrospective adoption of the presentation of net periodic benefit expense and prospective application of the capitalization of the service cost component. We adopted this ASU in fiscal 2019. As a result, the following amounts were reclassified in the third quarter and first three quarters of fiscal 2018 to correspond to the current year presentation:

	Thirteen weeks ended	Thirty-nine weeks ended
	February 25, 2018	February 25, 2018
Reclassified from Selling, general and administrative expense	$21.9	$60.0
Reclassified to Pension and postretirement non-service income	$21.9	$60.0
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
Recently Issued Accounting Standards — In February 2016, the FASB issued ASU 2016-02, Leases, Topic 842, which requires lessees to reflect most leases on their balance sheet as assets and obligations. The effective date for the standard is for fiscal years beginning after December 15, 2018. Early adoption is permitted. We are evaluating the effect that this standard will have on our consolidated financial statements and related disclosures. We have identified an accounting system to support the future state lease accounting process and have begun to develop the future state process design as part of the overall system implementation. We have begun populating the accounting system with lease data and validating the completeness and accuracy of such data. We expect the adoption of this standard to have a material impact to our balance sheets; however, we are not able, at this time, to reasonably estimate the expected increase in assets and liabilities in our condensed consolidated balance sheet upon adoption. The standard can be applied using the modified retrospective method or entities may also elect the optional transition method provided under ASU 2018-11, Leases, Topic 842: Targeted Improvement, issued in July 2018, allowing for application of the standard at the adoption date, with recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We will adopt this ASU on the first day of our fiscal year 2020 using the optional transition method.
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
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The effective date for the standard is for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We do not expect ASU 2018-15 to have a material impact to our consolidated financial statements and related disclosures.

2. ACQUISITIONS
On October 26, 2018, we acquired Pinnacle Foods Inc. ("Pinnacle"), a branded packaged foods company specializing in shelf-stable and frozen foods, which is now a wholly-owned subsidiary of the Company. Pursuant to the Agreement and Plan of Merger, dated as of June 26, 2018 (the "Merger Agreement"), among the Company, Pinnacle, and Patriot Merger Sub Inc., a wholly-owned subsidiary of the Company that ceased to exist at the effective time of the merger, each outstanding share of Pinnacle common stock was converted into the right to receive $43.11 per share in cash and 0.6494 shares of common stock, par value $5.00 per share, of the Company ("Company Shares") (together, the "Merger Consideration"), with cash payable in lieu of fractional shares of Company Shares. The total amount of consideration paid in connection with the acquisition was approximately $8.03 billion and consisted of: (1) cash of $5.17 billion ($5.12 billion net of cash acquired); (2) 77.5 million Company Shares, with an approximate value of $2.82 billion, issued out of the Company's treasury; and (3) replacement awards issued to former Pinnacle employees representing the fair value attributable to pre-combination service (see Note 9) of $51.1 million.
In connection with the acquisition, we issued long-term debt of $8.33 billion (see Note 5) (which includes funding under the new term loan agreement) and received cash proceeds of $575.0 million ($555.7 million net of related fees) from the issuance of common stock in an underwritten public offering. We used such proceeds for the payment of the cash portion of the Merger Consideration, the repayment of Pinnacle debt acquired, the refinancing of certain Conagra Brands debt, and the payment of related fees and expenses.
The following table summarizes our current allocation of the total purchase consideration to the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

October 26, 2018
Cash and cash equivalents	$47.2
Receivables	203.6
Inventories	653.8
Prepaid expenses and other current assets	14.9
Property, plant and equipment	724.6
Goodwill	6,865.6
Brands, trademarks and other intangibles	3,715.2
Other assets	23.3
Current liabilities	(605.9)
Senior long-term debt, excluding current installments	(2,671.3)
Noncurrent deferred tax liabilities	(862.5)
Other noncurrent liabilities	(74.6)
Total assets acquired and liabilities assumed	$8,033.9
During the third quarter of fiscal 2019, we made adjustments to our initial allocations, which resulted in an increase to goodwill of $203.6 million. This goodwill increase resulted primarily from reductions in values of brands, trademarks and other intangibles of $159.9 million and, property, plant and equipment of $17.4 million, and an increase to deferred tax liabilities of $16.1 million as we refine our fair value estimates. These changes did not have a significant impact on our net income for the thirteen and thirty-nine weeks ended February 24, 2019.
Goodwill represents the excess of the consideration transferred over the preliminary estimate of fair values of the assets acquired and liabilities assumed and is primarily attributable to synergies and intangible assets such as assembled workforce which are not separately recognizable. Of the total goodwill, $236.7 million is deductible for tax purposes. Amortizable brands, trademarks and other intangibles totaled $679.6 million and have a weighted average estimated useful life of 25 years. We are currently completing our fair value assessment of the acquired assets and liabilities with the assistance of third-party valuation specialists and any adjustments identified in the measurement period, which will not exceed one year from the acquisition date, will be accounted for prospectively. Until we complete our fair value assessments and further integration activities and organizational structural changes occur, our Pinnacle business is considered a separate reportable segment and all goodwill was preliminarily allocated to reporting units within this segment.

The results of operations of Pinnacle are reported in the Company's condensed consolidated financial statements from the date of acquisition and include $712.3 million and $971.1 million of total net sales and $101.6 million and $130.3 million of operating profit for the third quarter and first three quarters of fiscal 2019, respectively, which are included in the Pinnacle Foods segment's financial results.
The following unaudited pro forma financial information presents the combined results of operations as if the acquisition of Pinnacle had occurred on May 29, 2017, the beginning of fiscal year 2018. These unaudited pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	Thirteen weeks ended		Thirty-nine weeks ended
	February 24, 2019	February 25, 2018	February 24, 2019	February 25, 2018
Pro forma net sales	$2,707.1	$2,757.8	$8,174.9	$8,291.8
Pro forma net income from continuing operations attributable to Conagra Brands, Inc.	$263.1	$703.0	$675.4	$996.3
The pro forma results include adjustments for amortization of acquired intangible assets, depreciation, interest expense on debt issued to finance the acquisition and incremental common shares issued in connection with the acquisition as well as the related income taxes. The pro forma results also include the following material nonrecurring adjustments, along with the related income tax effect of the adjustments:

•
Acquisition related costs incurred by the Company of $1.2 million and $62.1 million for the third quarter and first three quarters of fiscal 2019, respectively, were excluded and assumed to have been incurred at the beginning of fiscal 2018 and included in the results for the first three quarters of fiscal 2018. Acquisition related costs incurred by Pinnacle of $66.8 million for the first three quarters of fiscal 2019 were excluded from the pro forma results.

•
Non-recurring expense of $26.9 million and $51.3 million for the third quarter and first three quarters of fiscal 2019, respectively, related to the fair value adjustment to acquisition-date inventory estimated to have been sold was removed and $52.7 million of expense was included in the results for the first three quarters of fiscal 2018.

•
Non-recurring expense of $45.7 million for the first three quarters of fiscal 2019 related to securing bridge financing for the acquisition were excluded and assumed to have been incurred at the beginning of fiscal 2018 and included in the results for the first three quarters of fiscal 2018.

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
The acquisitions of Sandwich Bros. of Wisconsin® and Angie's® BOOMCHICKAPOP® collectively contributed $41.6 million and $116.7 million to net sales during the third quarter and first three quarters of fiscal 2019, respectively, and $31.4 million and $41.4 million during the third quarter and first three quarters of fiscal 2018, respectively.
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

	Thirteen weeks ended	Thirty-nine weeks ended
	February 25, 2018	February 24, 2019	February 25, 2018
Loss from discontinued operations before income taxes	$—	$—	$(0.3)
Income tax expense (benefit)	(14.5)	2.8	(14.6)
Income (loss) from discontinued operations, net of tax	$14.5	$(2.8)	$14.3
We entered into a transition services agreement in connection with the Spinoff and recognized $0.1 million and $2.2 million of income for the performance of services during the third quarter and first three quarters of fiscal 2018, respectively, classified within selling, general and administrative ("SG&A") expenses.
Private Brands Operations
On February 1, 2016, pursuant to the Stock Purchase Agreement, dated as of November 1, 2015, we completed the disposition of our Private Brands operations to TreeHouse Foods, Inc. In the first three quarters of fiscal 2019 and 2018, we recognized income of $0.9 million and $0.2 million, respectively, within discontinued operations. We entered into a transition services agreement with TreeHouse Foods, Inc. and recognized $2.2 million of income for the performance of services during the first three quarters of fiscal 2018 classified within SG&A expenses.
Other Divestitures
During the first quarter of fiscal 2019, we completed the sale of our Del Monte® processed fruit and vegetable business in Canada, which was included in our International segment, to Bonduelle Group for combined proceeds of $42.4 million Canadian dollars, which was equivalent to approximately $32.2 million U.S. dollars at the exchange rates on the closing date of the transaction and the final settlement of the working capital adjustments. We recognized a gain on the sale of $13.2 million recognized within SG&A expenses. The assets of this business have been reclassified as assets held for sale within our Condensed Consolidated Balance Sheets for periods prior to the divestiture.
The assets classified as held for sale reflected in our Condensed Consolidated Balance Sheets related to the Del Monte® processed fruit and vegetable business in Canada were as follows:

May 27, 2018
Current assets	$6.1
Noncurrent assets (including goodwill of $5.8 million)	11.5
On February 25, 2019, subsequent to the end of the third quarter of fiscal 2019, we completed the sale of our Wesson® oil business, for net proceeds of $167.1 million, subject to final working capital adjustments. The business is primarily included in our Grocery & Snacks segment.
The assets and liabilities classified as held for sale reflected in our Condensed Consolidated Balance Sheets related to the Wesson® oil business were as follows:

	February 24, 2019	May 27, 2018
Current assets	$27.9	$37.7
Noncurrent assets (including goodwill of $74.5 million)	104.2	101.0
Current liabilities	0.3	—

The Company expects to sell its Italian-based frozen pasta business, Gelit, headquartered in Doganella di Ninfa, Italy, within the next twelve months.
The assets and liabilities classified as held for sale reflected in our Condensed Consolidated Balance Sheets related to the Gelit business were as follows:

	February 24, 2019	May 27, 2018
Current assets	$19.6	$23.5
Noncurrent assets (including goodwill of $15.1 million)	43.3	43.3
Current liabilities	13.6	13.9
Noncurrent liabilities	6.9	4.4
In addition, we are actively marketing certain other assets totaling $11.6 million and $29.4 million at February 24, 2019, and May 27, 2018, respectively. These assets have been reclassified as assets held for sale within our Condensed Consolidated Balance Sheets for all periods presented.

4. RESTRUCTURING ACTIVITIES
Pinnacle Integration Restructuring Plan
In December 2018, our Board of Directors (the "Board") approved a restructuring and integration plan related to the ongoing integration of the recently acquired operations of Pinnacle (the "Pinnacle Integration Restructuring Plan") for the purpose of achieving significant cost synergies between the companies. We expect to incur material charges for exit and disposal activities under U.S. GAAP. Although we remain unable to make good faith estimates relating to the entire Pinnacle Integration Restructuring Plan, we are reporting on actions initiated through the end of the third quarter of fiscal 2019, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. We expect to incur up to $360.0 million ($285.0 million of cash charges and $75.0 million of non-cash charges) in relation to operational expenditures under the Pinnacle Integration Restructuring Plan. We have incurred or expect to incur approximately $255.6 million of charges ($253.7 million of cash charges and $1.9 million of non-cash charges) for actions identified to date under the Pinnacle Integration Restructuring Plan. We expect to incur costs related to the Pinnacle Integration Restructuring Plan over a three-year period.
We anticipate that we will recognize the following pre-tax expenses in association with the Pinnacle Integration Restructuring Plan (amounts include charges recognized from plan inception through the third quarter of fiscal 2019):

	International	Pinnacle Foods	Corporate	Total
Other cost of goods sold	$—	$4.9	$—	$4.9
Total cost of goods sold	—	4.9	—	4.9
Severance and related costs	0.7	0.6	118.5	119.8
Accelerated depreciation	—	—	1.9	1.9
Contract/lease termination	—	0.8	20.2	21.0
Consulting/professional fees	—	—	94.0	94.0
Other selling, general and administrative expenses	—	2.4	11.6	14.0
Total selling, general and administrative expenses	0.7	3.8	246.2	250.7
Consolidated total	$0.7	$8.7	$246.2	$255.6

During the third quarter of fiscal 2019, we recognized the following pre-tax expenses for the Pinnacle Integration Restructuring Plan:

	International	Pinnacle Foods	Corporate	Total
Other cost of goods sold	$—	$3.0	$—	$3.0
Total cost of goods sold	—	3.0	—	3.0
Severance and related costs	0.7	0.6	11.9	13.2
Accelerated depreciation	—	—	1.0	1.0
Contract/lease termination	—	0.8	—	0.8
Consulting/professional fees	—	—	15.1	15.1
Other selling, general and administrative expenses	—	2.4	1.4	3.8
Total selling, general and administrative expenses	0.7	3.8	29.4	33.9
Consolidated total	$0.7	$6.8	$29.4	$36.9
Included in the above results are $35.9 million of charges that have resulted or will result in cash outflows and $1.0 million in non-cash charges.
During the first three quarters of fiscal 2019, we recognized the following pre-tax expenses for the Pinnacle Integration Restructuring Plan:

	International	Pinnacle Foods	Corporate	Total
Other cost of goods sold	$—	$3.0	$—	$3.0
Total cost of goods sold	—	3.0	—	3.0
Severance and related costs	0.7	0.6	104.9	106.2
Accelerated depreciation	—	—	1.3	1.3
Contract/lease termination	—	0.8	—	0.8
Consulting/professional fees	—	—	24.2	24.2
Other selling, general and administrative expenses	—	2.4	1.6	4.0
Total selling, general and administrative expenses	0.7	3.8	132.0	136.5
Consolidated total	$0.7	$6.8	$132.0	$139.5
Included in the above results are $138.2 million of charges that have resulted or will result in cash outflows and $1.3 million in non-cash charges.
Liabilities recorded for the Pinnacle Integration Restructuring Plan and changes therein for the first three quarters of fiscal 2019 were as follows:

	Balance at May 27, 2018	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at February 24, 2019
Severance and related costs	$—	$109.2	$(29.6)	$(3.0)	$76.6
Contract/lease termination	—	0.8	—	—	0.8
Consulting/professional fees	—	24.2	(4.6)	—	19.6
Other costs	—	7.0	(6.6)	—	0.4
Total	$—	$141.2	$(40.8)	$(3.0)	$97.4
Conagra Restructuring Plan

In the third quarter of fiscal 2019, management initiated a new restructuring plan (the "Conagra Restructuring Plan") for costs in connection with actions taken to improve SG&A effectiveness and efficiencies and to optimize our supply chain network. We have incurred or expect to incur $4.3 million of charges ($2.4 million of cash charges and $1.9 million of non-cash charges) for actions identified to date under the Conagra Restructuring Plan. We are unable to quantify the scope of the entire Conagra Restructuring Plan at this time. In the third quarter and first three quarters of fiscal 2019, we recognized charges of $1.0 million ($0.7 million of cash charges and $0.3 million in non-cash charges) in association with the Conagra Restructuring Plan.

Supply Chain and Administrative Efficiency Plan
As of February 24, 2019, we have substantially completed our restructuring activities related to our Supply Chain and Administrative Efficiency Plan (the "SCAE Plan"). In the third quarter and first three quarters of fiscal 2019, we recognized charges of $3.5 million and $8.6 million, respectively, in connection with the SCAE Plan. In the third quarter and first three quarters of fiscal 2018, we recognized charges of $14.7 million and $33.2 million, respectively, in connection with the SCAE Plan.
We have recognized $468.9 million in pre-tax expenses ($103.2 million in cost of goods sold, $363.4 million in SG&A expenses, and $2.3 million in pension and postretirement non-service income) from the inception of the SCAE Plan through February 24, 2019, related to our continuing operations. Included in these results were $318.9 million of cash charges and $150.0 million of non-cash charges. Our total pre-tax expenses for the SCAE Plan related to our continuing operations are expected to be $472.7 million ($322.7 million of cash charges and $150.0 million of non-cash charges).

5. LONG-TERM DEBT AND REVOLVING CREDIT FACILITY
Revolving Credit Facility
At February 24, 2019, we had a revolving credit facility (the "Revolving Credit Facility") with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $1.6 billion (subject to increase to a maximum aggregate principal amount of $2.1 billion with the consent of the lenders). The Revolving Credit Facility matures on July 11, 2023 and is unsecured. The term of the Revolving Credit Facility may be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. As of February 24, 2019, there were no outstanding borrowings under the Revolving Credit Facility.
Pinnacle Acquisition Financing
In the first quarter of fiscal 2019, in connection with the announcement of the Pinnacle acquisition, we secured $9.0 billion in fully committed bridge financing. Prior to the acquisition, we capitalized financing costs related to the bridge financing of $45.7 million to be amortized over the commitment period. Our net interest expense included $11.9 million for the first three quarters of fiscal 2019 as a result of this amortization. The bridge facility was terminated in connection with the acquisition, and we recognized $33.8 million of expense within SG&A expenses for the remaining unamortized financing costs.
Also in the first quarter of fiscal 2019, we entered a term loan agreement (the “Term Loan Agreement”) with a syndicate of financial institutions providing for term loans to the Company in an aggregate principal amount of up to $1.3 billion, as well as deal-contingent forward starting interest rate swap contracts (see Note 8) to hedge a portion of the interest rate risk related to our anticipated issuance of long-term debt to help finance the acquisition of Pinnacle.
During the second quarter of fiscal 2019, to finance a portion of our acquisition of Pinnacle, we (i) issued new senior unsecured notes in an aggregate principal amount of $7.025 billion and (ii) borrowed $1.30 billion under the Term Loan Agreement.
We issued the new senior unsecured notes in seven tranches: floating rate senior notes due October 22, 2020 in an aggregate principal amount of $525.0 million with interest equal to three-month LIBOR plus 0.75%, 3.8% senior notes due October 22, 2021 in an aggregate principal amount of $1.20 billion; 4.3% senior notes due May 1, 2024 in an aggregate principal amount of $1.0 billion; 4.6% senior notes due November 1, 2025 in an aggregate principal amount of $1.0 billion; 4.85% senior notes due November 1, 2028 in an aggregate principal amount of $1.30 billion; 5.3% senior notes due November 1, 2038 in an aggregate principal amount of $1.0 billion; and 5.4% senior notes due November 1, 2048 in an aggregate principal amount of $1.0 billion.
Our $1.30 billion of borrowings under the Term Loan Agreement consist of a $650.0 million tranche of three-year term loans and a $650.0 million tranche of five-year term loans. The three-year tranche loans mature on October 26, 2021 and the five-year tranche loans mature on October 26, 2023.
These term loans will bear interest at, at the Company's election, either (a) LIBOR plus a percentage spread (ranging from 1% to 1.625% for three-year tranche loans and 1.125% to 1.75% for five-year tranche loans) based on the Company's senior unsecured long-term indebtedness ratings or (b) the alternate base rate, described in the Term Loan Agreement as the greatest of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, and (iii) one-month LIBOR plus 1.00%, plus a percentage spread (ranging from 0% to 0.625% for three-year tranche loans and 0.125% to 0.75% for five-year tranche loans) based on the Company's senior unsecured long-term indebtedness ratings. The Company may voluntarily prepay term loans under the Term Loan Agreement, in whole or in part, without penalty, subject to certain conditions.
During the third quarter of fiscal 2019, we repaid $450.0 million of our borrowings under the Term Loan Agreement, which repayment consisted of $225.0 million of the three-year tranche loans and $225.0 million of the five-year tranche loans. Subsequent to the end of the third quarter of fiscal 2019, we repaid an additional $125.0 million of the three-year tranche loans and $125.0 million of the five-year tranche loans.
In the second quarter of fiscal 2019, in connection with the Pinnacle acquisition, we prepaid in full $2.40 billion of obligations and liabilities of Pinnacle under or in respect of Pinnacle's credit agreement and other debt agreements. We also redeemed $350.0 million in aggregate principal amount of Pinnacle's outstanding 5.875% senior notes due January 15, 2024 and recognized a charge of $3.9 million as a cost of early retirement of debt.
Also, in connection with the financing for the Pinnacle acquisition, we capitalized $49.6 million of debt issuance costs.
Our net interest expense was reduced by $1.0 million and $1.2 million during the third quarter and first three quarters of fiscal 2019, respectively, due to the impact of the interest rate swap contracts entered into in the first quarter of fiscal 2019. During the second quarter of fiscal 2019, we terminated the interest rate swap contacts and received proceeds of $47.5 million. This gain was deferred in accumulated other comprehensive income and is being amortized as a reduction of interest expense over the lives of the related debt instruments.
Other Long-Term Debt
During the third quarter of fiscal 2018, we entered into a term loan agreement (the "Prior Term Loan Agreement") with a financial institution. The Prior Term Loan Agreement provided for term loans to the Company in an aggregate principal amount not to exceed $300.0 million, maturing on February 26, 2019. During the fourth quarter of fiscal 2018, we borrowed the full amount of the $300.0 million provided for under the Prior Term Loan Agreement. During the second quarter of fiscal 2019, we repaid in full the principal balance of all term loans outstanding under the Prior Term Loan Agreement. This did not result in a significant gain or loss.
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
General
The Revolving Credit Facility and the Term Loan Agreement generally require our ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest expense not to be less than 3.0 to 1.0 and our ratio of funded debt to EBITDA not to exceed certain decreasing specified levels, ranging from 5.875 through the first quarter of fiscal 2020 to 3.75 from the second quarter of fiscal 2023 and thereafter, with each ratio to be calculated on a rolling four-quarter basis. As of February 24, 2019, we were in compliance with all financial covenants under the Revolving Credit Facility and the Term Loan Agreement.
Net interest expense from continuing operations consists of:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 24, 2019	February 25, 2018	February 24, 2019	February 25, 2018
Long-term debt	$133.4	$40.9	$252.5	$118.4
Short-term debt	—	0.4	15.0	1.5
Interest income	(1.9)	(0.8)	(5.0)	(2.8)
Interest capitalized	(0.6)	(0.7)	(2.0)	(2.9)
	$130.9	$39.8	$260.5	$114.2

6. VARIABLE INTEREST ENTITIES
Variable Interest Entities Not Consolidated
We lease a certain office building from an entity that we have determined to be a variable interest entity. The lease agreement with this entity includes a fixed-price purchase option for the asset being leased. The lease agreement also contains a contingent put option

(the "lease put option") that allows the lessor to require us to purchase the building at the greater of original construction cost, or fair market value, without a lease agreement in place (the "put price") in certain limited circumstances. As a result of substantial impairment charges related to our divested private brands operations, this lease put option became exercisable. We are amortizing the difference between the put price and the estimated fair value (without a lease agreement in place) of the property over the remaining lease term within SG&A expenses. As of February 24, 2019 and May 27, 2018, the estimated amount by which the put option price exceeded the estimated fair value of the property was $8.2 million, of which we had accrued $1.5 million and $1.2 million, respectively. This lease is accounted for as an operating lease, and accordingly, there are no material assets and liabilities, other than the accrued portion of the put price, associated with this entity included in the Condensed Consolidated Balance Sheets. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this entity. In making this determination, we have considered, among other items, the terms of the lease agreement, the expected remaining useful life of the asset leased, and the capital structure of the lessor entity. During the third quarter of fiscal 2018, we purchased two buildings that were subject to lease put options and recognized net losses totaling $48.2 million for the early exit of unfavorable lease contracts.

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The change in the carrying amount of goodwill for the first three quarters of fiscal 2019 was as follows:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Pinnacle Foods	Total
Balance as of May 27, 2018	$2,592.8	$1,080.6	$242.9	$571.1	$—	$4,487.4
Acquisitions	—	—	—	—	6,865.6	6,865.6
Purchase accounting adjustments	1.5	—	—	—	—	1.5
Currency translation	—	—	(4.8)	—	0.1	(4.7)
Balance as of February 24, 2019	$2,594.3	$1,080.6	$238.1	$571.1	$6,865.7	$11,349.8
Other identifiable intangible assets were as follows:

	February 24, 2019		May 27, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$3,952.2	$—	$918.3	$—
Amortizing intangible assets	1,255.7	245.9	576.6	212.1
	$5,207.9	$245.9	$1,494.9	$212.1
Non-amortizing intangible assets are comprised of brands and trademarks.
Amortizing intangible assets, carrying a remaining weighted average life of approximately 21 years, are principally composed of customer relationships, licensing arrangements, and acquired intellectual property. Amortization expense was $14.9 million and $34.0 million for the third quarter and first three quarters of fiscal 2019, respectively, and $8.9 million and $26.2 million for the third quarter and first three quarters of fiscal 2018, respectively. Based on amortizing assets recognized in our Condensed Consolidated Balance Sheet as of February 24, 2019, amortization expense is estimated to average $59.0 million for each of the next five years.

8. DERIVATIVE FINANCIAL INSTRUMENTS
Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.
Commodity and commodity index futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of February 24, 2019, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through December 2019.
In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of February 24, 2019, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through November 2019.
From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.
Derivatives Designated as Cash Flow Hedges
During the first quarter of fiscal 2019, we entered into deal-contingent forward starting interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to help finance the acquisition of Pinnacle. We settled these contracts during the second quarter of fiscal 2019 and deferred a $47.5 million gain in accumulated other comprehensive income. This gain will be amortized as a reduction of interest expense over the lives of the related debt instruments. The unamortized amount at February 24, 2019, was $46.3 million.
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
All derivative instruments are recognized on our balance sheets at fair value (refer to Note 16 for additional information related to fair value measurements). The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with U.S. GAAP, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At February 24, 2019 and May 27, 2018, amounts representing obligations to return cash collateral of $0.2 million and $1.0 million, respectively, were included in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.
Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or an obligation to return cash collateral were reflected in our Condensed Consolidated Balance Sheets as follows:

	February 24, 2019	May 27, 2018
Prepaid expenses and other current assets	$5.6	$4.4
Other accrued liabilities	2.7	0.1
The following table presents our derivative assets and liabilities, at February 24, 2019, on a gross basis, prior to the setoff of $2.3 million to total derivative assets and $2.1 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$7.5	Other accrued liabilities	$3.2
Foreign exchange contracts	Prepaid expenses and other current assets	0.4	Other accrued liabilities	1.6
Total derivatives not designated as hedging instruments		$7.9		$4.8

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
The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Condensed Consolidated Statements of Earnings were as follows:

Derivatives Not Designated as Hedging Instruments	Location in Condensed Consolidated Statements of Earnings of Gains (Losses) Recognized on Derivatives	Gains (Losses) Recognized on Derivatives in Condensed Consolidated Statements of Earnings for the Thirteen Weeks Ended
		February 24, 2019	February 25, 2018
Commodity contracts	Cost of goods sold	$3.3	$—
Foreign exchange contracts	Cost of goods sold	(2.5)	(0.5)
Total gains (losses) from derivative instruments not designated as hedging instruments		$0.8	$(0.5)

Derivatives Not Designated as Hedging Instruments	Location in Condensed Consolidated Statements of Earnings of Gains (Losses) Recognized on Derivatives	Gains (Losses) Recognized on Derivatives in Condensed Consolidated Statements of Earnings for the Thirty-nine Weeks Ended
		February 24, 2019	February 25, 2018
Commodity contracts	Cost of goods sold	$(3.3)	$1.4
Foreign exchange contracts	Cost of goods sold	(0.1)	(6.3)
Foreign exchange contracts	Selling, general and administrative expense	—	0.3
Total losses from derivative instruments not designated as hedging instruments		$(3.4)	$(4.6)
As of February 24, 2019, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $240.8 million and $98.5 million for purchase and sales contracts, respectively. As of May 27, 2018, our open commodity contracts had a notional value of $100.0 million and $34.2 million for purchase and sales contracts, respectively. The notional amount of our foreign currency forward contracts as of February 24, 2019 and May 27, 2018 was $81.3 million and $82.4 million, respectively.
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
At February 24, 2019, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $2.5 million.

9. SHARE-BASED PAYMENTS
For the third quarter and first three quarters of fiscal 2019, we recognized total stock-based compensation income (including stock options, restricted stock units, cash-settled restricted stock units, performance shares, and cash-settled stock appreciation rights) of $18.6 million and expense of $16.6 million, respectively. For the third quarter and first three quarters of fiscal 2018, we recognized total stock-based compensation expense of $11.1 million and $29.8 million, respectively. Included in the total stock-based compensation for the third quarter and first three quarters of fiscal 2019 is income of $3.5 million and expense of $16.7 million, respectively, for accelerated vesting of awards related to Pinnacle integration restructuring activities, net of the impact of marking-to-market these awards based on a lower market price of Conagra common shares. Also included in the total stock-based compensation expense for the third quarter and first three quarters of fiscal 2019 was expense of $0.1 million and $0.2 million, respectively, related to stock options granted by a subsidiary in the subsidiary's shares to the subsidiary's employees. The expense for these stock options for the third quarter and first three quarters of fiscal 2018 was income of $0.1 million and expense of $0.3 million, respectively. For the first three quarters of fiscal 2019, we granted 0.8 million restricted stock units at a weighted average grant date price of $35.94 and 0.5 million performance shares at a weighted average grant date price of $35.96. During the second quarter of fiscal 2019, the Company granted the following awards to Pinnacle employees in replacement of their unvested equity awards as of the closing date: (1) 2.0 million cash-settled restricted stock unit awards at a grant date price of $36.37 and (2) 2.3 million cash-settled stock appreciation rights with a fair value estimated at closing date using a Black-Scholes option-pricing model and a grant date price of $36.37. Approximately $51.1 million of the fair value of the replacement awards granted to Pinnacle employees was attributable to pre-combination service and was included in the purchase price and established as a liability. As of February 24, 2019, the liability of the replacement awards was $23.9 million, which includes post-combination service expense, the mark-to-market of the liability, and the impact of payouts since acquisition. Post-combination expense of approximately $6.0 million, based on the market price of Conagra common shares as of February 24, 2019, is expected to be recognized related to the replacement awards over the remaining post-combination service period, approximately two years.
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

10. EARNINGS PER SHARE
Basic earnings per share is calculated on the basis of weighted average outstanding shares of common stock. Diluted earnings per share is computed on the basis of basic weighted average outstanding shares of common stock adjusted for the dilutive effect of stock options, restricted stock unit awards, and other dilutive securities. During the second quarter of fiscal 2019, we issued 77.5 million shares of our common stock out of treasury to the former shareholders of Pinnacle pursuant to the terms of the Merger Agreement. In addition, we issued 16.3 million shares of our common stock, par value $5.00 per share, in an underwritten public offering in connection with the financing of the Pinnacle acquisition, with net proceeds of $555.7 million (see Note 2).

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 24, 2019	February 25, 2018	February 24, 2019	February 25, 2018
Net income attributable to Conagra Brands, Inc. common stockholders:
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$242.0	$348.3	$553.7	$724.2
Income (loss) from discontinued operations, net of tax, attributable to Conagra Brands, Inc. common stockholders	—	14.5	(1.9)	14.6
Net income attributable to Conagra Brands, Inc. common stockholders	$242.0	$362.8	$551.8	$738.8
Weighted average shares outstanding:
Basic weighted average shares outstanding	486.2	399.1	431.3	407.3
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	1.2	3.4	1.8	3.8
Diluted weighted average shares outstanding	487.4	402.5	433.1	411.1
For the third quarter and first three quarters of fiscal 2019, there were 3.5 million and 1.8 million stock options outstanding, respectively, that were excluded from the computation of diluted weighted average shares because the effect was antidilutive. For the third quarter and first three quarters of fiscal 2018, there were 1.2 million and 1.3 million stock options outstanding, respectively, that were excluded from the calculation.

11. INVENTORIES
The major classes of inventories were as follows:

	February 24, 2019	May 27, 2018
Raw materials and packaging	$280.8	$202.9
Work in process	184.5	91.8
Finished goods	1,103.3	647.8
Supplies and other	70.0	46.2
Total	$1,638.6	$988.7

12. INCOME TAXES
Income tax expense from continuing operations for the third quarter of fiscal 2019 and 2018 was $67.2 million and a benefit of $91.4 million, respectively. Income tax expense from continuing operations for the first three quarters of fiscal 2019 and 2018 was $147.0 million and $138.1 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) from continuing operations was 21.7% and (35.5)% for the third quarter of fiscal 2019 and 2018, respectively. The effective tax rate from continuing operations was 20.9% and 16.0% for the first three quarters of fiscal 2019 and 2018, respectively.
The effective tax rate in the third quarter of fiscal 2019 reflects the following:

•	a benefit recognized due to the non-taxability of the novation of a legacy guarantee,

•
a benefit recognized due to a reduction in the fair value of equity awards subject to limitations on deductibility that were issued to Pinnacle executives as replacement awards at the time of the acquisition, and

•	an increase to the deemed repatriation tax liability.
The effective tax rate for the first three quarters of fiscal 2019 reflects the above-cited items, as well as the impact of foreign restructuring resulting in a benefit related to undistributed foreign earnings for which the indefinite reinvestment assertion is no longer made, additional tax expense on the repatriation of foreign earnings, an adjustment of valuation allowance associated with the expected capital gains from the planned divestiture of the Wesson® oil business, additional tax expense on non-deductible facilitative costs associated with the acquisition of Pinnacle, and additional income tax expense related to state taxes.
The effective tax rate in the third quarter of fiscal 2018 reflects the following:

•	the impact of U.S. tax reform,

•	an adjustment of valuation allowance associated with the termination of the sales agreement for the Wesson® oil business,

•	an indirect cost of pension contribution made on February 26, 2018,

•	a reserve for the effect of a law change in Mexico, and

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
The amount of gross unrecognized tax benefits for uncertain tax positions was $49.4 million as of February 24, 2019 and $32.5 million as of May 27, 2018. Included in the balance as of February 24, 2019 was $1.0 million for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The May 27, 2018 balance had no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The gross unrecognized tax benefits excluded related liabilities for gross interest and penalties of $11.5 million and $7.7 million as of February 24, 2019 and May 27, 2018, respectively.
The net amount of unrecognized tax benefits at February 24, 2019 and May 27, 2018 that, if recognized, would impact the Company's effective tax rate was $42.6 million and $27.8 million, respectively. Included in those amounts is $9.3 million and $6.7 million, respectively, that would be reported in discontinued operations. Recognition of these tax benefits would have a favorable impact on the Company's effective tax rate.
We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $16.6 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.
As of February 24, 2019 and May 27, 2018, we had a deferred tax asset of $721.9 million and $721.6 million, respectively, that was generated from the capital loss realized on the sale of the Private Brands operations with corresponding valuation allowances of $697.7 million and $721.6 million, respectively, to reflect the uncertainty regarding the ultimate realization of the tax asset. During the first three quarters of fiscal 2019, the valuation allowance was adjusted by $24.2 million due to expected capital gains from the planned divestiture of the Wesson® oil business.
Historically, we have not provided U.S. deferred taxes on the cumulative undistributed earnings of our foreign subsidiaries. We have determined that previously undistributed earnings of certain foreign subsidiaries no longer meet the requirements for indefinite reinvestment under applicable accounting guidance and, therefore, recognized $0.5 million of income tax expense in the first three quarters of fiscal 2019. We believe our subsidiaries have invested or will invest the remaining undistributed earnings indefinitely, or the earnings will be remitted in a tax-neutral transaction.

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
While the ultimate amount of any loss and timing of payments related thereto remain uncertain and could change as further information is obtained, we have accrued $136.0 million, within other accrued liabilities, for this matter as of February 24, 2019. The extent of insurance coverage is uncertain and the Company's carriers are on notice; however, any possible insurance recovery has not been considered for purposes of determining our liability. We cannot assure that the final resolution of these matters will not have a material adverse effect on our financial condition, results of operations, or liquidity.
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
We are party to matters challenging the Company's wage and hour practices. These matters include a number of class actions consolidated under the caption Negrete v. ConAgra Foods, Inc., et al, pending in the U.S. District Court for the Central District of California, in which the plaintiffs allege a pattern of violations of California and/or federal law at several current and former Company manufacturing facilities across the State of California. While we cannot predict with certainty the results of this or any other legal proceeding, we do not expect this matter to have a material adverse effect on our financial condition, results of operations, or business.
The Company, its directors, and several of its executive officers are defendants in several class actions alleging violations of federal securities laws. The lawsuits assert that the Company's officers made material misstatements and omissions that caused the market to have an unrealistically positive assessment of the Company's financial prospects in light of the acquisition of Pinnacle, thus causing the Company's securities to be overvalued prior to the release of the Company's consolidated financial results on December 20, 2018 for the second quarter of fiscal year 2019. The first of these lawsuits, captioned West Palm Beach Firefighters' Pension Fund v. Conagra Brands, Inc., et al., with which subsequent lawsuits alleging similar facts will likely be consolidated, was filed February 22, 2019 in the U.S. District Court for the Northern District of Illinois. While we cannot predict with certainty the results of this or any other legal proceedings, we do not expect this matter to have a material adverse effect on our financial condition, results of operations, or business.
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
On August 15, 2018, a purported stockholder of Pinnacle filed a complaint in a putative class action in the Court of Chancery of the State of Delaware, captioned Jordan Rosenblatt v. Pinnacle Foods Inc. et al., Case No. 2018-0605 (the "Rosenblatt Action"). The Rosenblatt Action alleged that the directors of Pinnacle breached their fiduciary duty of disclosure by filing a preliminary proxy statement that contained materially incomplete and misleading information. The Rosenblatt Action further alleged that Pinnacle, Conagra, and Merger Sub aided and abetted the directors' alleged breach of fiduciary duty. The Rosenblatt Action sought, among other things, to enjoin the transactions contemplated by the merger agreement, rescission of the merger or an award of rescissory damages should the merger be consummated, an award of damages and an award of attorneys' fees and expenses. Conagra and Pinnacle maintained that the Rosenblatt Action was without merit and filed a motion to dismiss. Ultimately, the plaintiff chose not to pursue the Rosenblatt Action and filed a voluntary notice of dismissal without prejudice. On January 30, 2019, the Court dismissed the case.
Environmental Matters
We are a party to certain environmental proceedings relating to our acquisition of Beatrice in fiscal 1991. Such proceedings include proceedings related to businesses divested by Beatrice prior to our acquisition of Beatrice. The current environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's possible status as a potentially responsible party at approximately 40 Superfund, proposed Superfund, or state-equivalent sites (the "Beatrice sites"). These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $53.0 million as of February 24, 2019, a majority of which relates to the Superfund and state-equivalent sites referenced above. During the third quarter of fiscal 2017, a final Remedial Investigation/Feasibility Study was submitted for the Southwest Properties portion of the Wells G&H Superfund site, which is one of the Beatrice sites. The U.S. Environmental Protection Agency (the "EPA") issued a Record of Decision (the "ROD") for the Southwest Properties portion of the site on September 29, 2017 and has entered into negotiations with potentially responsible parties to determine final responsibility for implementing the ROD.
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
Lamb Weston is a party to a warehouse services agreement with a third-party warehouse provider through July 2035. Under this agreement, Lamb Weston is required to make payments for warehouse services based on the quantity of goods stored and other service factors. Minimum payments of $1.5 million per month are required under this agreement. Prior to the Spinoff, we guaranteed the warehouse provider that we would make the payments required under the services agreement in the event that Lamb Weston failed to perform. Upon completion of the Spinoff, the guarantee remained in place, and we recognized a liability for the estimated fair value of this guarantee. During the third quarter of fiscal 2019, we entered into an Assignment and Assumption Agreement with Novation pursuant to which Lamb Weston assumed all of our obligations under the services agreement and related guarantee and we were released from all further obligations thereunder. As a result of this agreement, we reversed the applicable liability, previously recorded in other noncurrent liabilities, and recognized a benefit of $27.3 million in SG&A expenses.
Lamb Weston is a party to an agricultural sublease agreement with a third party for certain farmland through 2020 (subject, at Lamb Weston's option, to extension for two additional five-year periods). Under the terms of the sublease agreement, Lamb Weston is required to make certain rental payments to the sublessor. We have guaranteed the sublessor Lamb Weston's performance and the payment of all amounts (including indemnification obligations) owed by Lamb Weston under the sublease agreement, up to a maximum of $75.0 million. We believe the farmland associated with this sublease agreement is readily marketable for lease to other area farming operators. As such, we believe that any financial exposure to the Company, in the event that we were required to perform under the guarantee, would be largely mitigated.
We lease a certain office building from an entity that we have determined to be a variable interest entity. The lease agreement with this entity includes a fixed-price purchase option for the asset being leased. The lease agreement also contains a contingent put option (the "lease put option") that allows the lessor to require us to purchase the building at the greater of original construction cost, or fair market value, without a lease agreement in place (the "put price") in certain limited circumstances. As a result of substantial impairment charges related to our divested Private Brands operations, this lease put option became exercisable. We are amortizing the difference between the put price and the estimated fair value (without a lease agreement in place) of the property over the remaining lease term within SG&A expenses. As of February 24, 2019 and May 27, 2018, the estimated amount by which the put option price exceeded the estimated fair value of the property was $8.2 million, of which we had accrued $1.5 million and $1.2 million, respectively. This lease is accounted for as an operating lease, and accordingly, there are no material assets and liabilities, other than the accrued portion of the put price, associated with this entity included in the Condensed Consolidated Balance Sheets. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this entity. In making this determination, we have considered, among other items, the terms of the lease agreement, the expected remaining useful life of the asset leased, and the capital structure of the lessor entity. During the third quarter of fiscal 2018, we purchased two buildings that were subject to lease put options and recognized net losses totaling $48.2 million for the early exit of unfavorable lease contracts.
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
In connection with the acquisition of Pinnacle, we now include the components of pension and postretirement expense associated with the Pinnacle pension plans and an other post-employment benefit plan in our Condensed Consolidated Statements of Earnings from the date of the completion of the acquisition. These plans are frozen for future benefits. A net liability of $34.8 million is included in our Condensed Consolidated Balance Sheets at February 24, 2019. The tabular disclosures presented below are inclusive of the Pinnacle plans.
Components of pension benefit and other postretirement benefit costs are:

	Pension Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	February 24, 2019	February 25, 2018	February 24, 2019	February 25, 2018
Service cost	$2.8	$4.8	$8.3	$21.6
Interest cost	34.0	27.6	98.7	83.5
Expected return on plan assets	(44.6)	(50.3)	(130.1)	(150.0)
Amortization of prior service cost	0.7	0.7	2.1	2.1
Recognized net actuarial loss	—	—	—	3.4
Curtailment loss	—	—	—	0.7
Benefit cost (benefit) — Company plans	(7.1)	(17.2)	(21.0)	(38.7)
Pension benefit cost — multi-employer plans	1.4	(0.2)	4.9	5.5
Total benefit cost (benefit)	$(5.7)	$(17.4)	$(16.1)	$(33.2)

	Postretirement Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	February 24, 2019	February 25, 2018	February 24, 2019	February 25, 2018
Service cost	$—	$—	$0.1	$—
Interest cost	1.0	1.0	2.9	2.8
Amortization of prior service benefit	(0.5)	(0.9)	(1.5)	(2.5)
Recognized net actuarial gain	(0.4)	—	(1.2)	—
Curtailment gain	—	—	(0.6)	—
Total cost (benefit)	$0.1	$0.1	$(0.3)	$0.3
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
During the third quarter and first three quarters of fiscal 2019, we contributed $3.6 million and $11.5 million, respectively, to our pension plans and contributed $2.0 million and $6.3 million, respectively, to our other postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $3.0 million to our pension plans for the remainder of fiscal 2019. We anticipate making further contributions of approximately $9.9 million to our other postretirement plans during the remainder of fiscal 2019. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.

During the third quarter and first three quarters of fiscal 2018, we recorded a benefit of $1.7 million and an expense of $0.4 million, respectively, related to our expected incurrence of certain multi-employer pension plan withdrawal costs. These amounts have been included in restructuring activities.

15. STOCKHOLDERS' EQUITY
The following table presents a reconciliation of our stockholders' equity accounts for the thirty-nine weeks ended February 24, 2019:

	Conagra Brands, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 27, 2018	567.9	$2,839.7	$1,180.0	$4,744.9	$(110.5)	$(4,977.9)	$80.4	$3,756.6
Stock option and incentive plans			(14.1)	0.5		23.3	0.1	9.8
Adoption of ASU 2016-01				0.6	(0.6)			—
Adoption of ASU 2014-09				0.5				0.5
Currency translation adjustment, net					(0.7)		(2.3)	(3.0)
Derivative adjustment, net					(43.4)			(43.4)
Activities of noncontrolling interests			(0.3)				0.3	—
Pension and postretirement healthcare benefits					(0.5)			(0.5)
Dividends declared on common stock; $0.2125 per share				(83.2)				(83.2)
Net income attributable to Conagra Brands, Inc.				178.2				178.2
Balance at August 26, 2018	567.9	$2,839.7	$1,165.6	$4,841.5	$(155.7)	$(4,954.6)	$78.5	$3,815.0
Stock option and incentive plans			2.2	0.1		3.7		6.0
Currency translation adjustment, net					(14.8)		(0.9)	(15.7)
Issuance of treasury shares			638.2			2,178.1		2,816.3
Issuance of common stock	16.3	81.5	474.2					555.7
Derivative adjustment, net					79.2			79.2
Activities of noncontrolling interests			0.6				1.6	2.2
Pension and postretirement healthcare benefits					(0.2)			(0.2)
Dividends declared on common stock; $0.2125 per share				(86.8)				(86.8)
Net income attributable to Conagra Brands, Inc.				131.6				131.6
Balance at November 25, 2018	584.2	$2,921.2	$2,280.8	$4,886.4	$(91.5)	$(2,772.8)	$79.2	$7,303.3
Stock option and incentive plans			(3.9)	0.1		7.8		4.0
Currency translation adjustment, net					7.9		(0.5)	7.4
Derivative adjustment, net					(2.0)			(2.0)
Activities of noncontrolling interests			0.3				(0.2)	0.1
Pension and postretirement healthcare benefits					(0.1)			(0.1)
Dividends declared on common stock; $0.2125 per share				(103.2)				(103.2)
Net income attributable to Conagra Brands, Inc.				242.0				242.0
Balance at February 24, 2019	584.2	$2,921.2	$2,277.2	$5,025.3	$(85.7)	$(2,765.0)	$78.5	$7,451.5

The following table presents a reconciliation of our stockholders' equity accounts for the thirty-nine weeks ended February 25, 2018:

	Conagra Brands, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 28, 2017	567.9	$2,839.7	$1,171.9	$4,247.0	$(212.9)	$(4,054.9)	$87.0	$4,077.8
Stock option and incentive plans			(12.0)	0.4		17.7		6.1
Spinoff of Lamb Weston				1.0				1.0
Currency translation adjustment, net					31.5		1.0	32.5
Repurchase of common shares						(300.0)		(300.0)
Unrealized gain on securities					0.2			0.2
Activities of noncontrolling interests							0.8	0.8
Dividends declared on common stock; $0.2125 per share				(88.3)				(88.3)
Net income attributable to Conagra Brands, Inc.				152.5				152.5
Balance at August 27, 2017	567.9	$2,839.7	$1,159.9	$4,312.6	$(181.2)	$(4,337.2)	$88.8	$3,882.6
Stock option and incentive plans			6.9	(0.2)		9.3		16.0
Spinoff of Lamb Weston				14.5				14.5
Currency translation adjustment, net					(11.6)		(1.0)	(12.6)
Repurchase of common shares						(280.0)		(280.0)
Unrealized gain on securities					0.2			0.2
Derivative adjustment, net					0.7			0.7
Activities of noncontrolling interests							1.0	1.0
Pension and postretirement healthcare benefits					26.7			26.7
Dividends declared on common stock; $0.2125 per share				(86.1)				(86.1)
Net income attributable to Conagra Brands, Inc.				223.5				223.5
Balance at November 26, 2017	567.9	$2,839.7	$1,166.8	$4,464.3	$(165.2)	$(4,607.9)	$88.8	$3,786.5
Stock option and incentive plans			6.9	(0.5)		11.7		18.1
Spinoff of Lamb Weston				(0.7)				(0.7)
Adoption of ASU 2018-02				17.4	(17.4)			—
Currency translation adjustment, net					5.7		(0.7)	5.0
Repurchase of common shares						(280.0)		(280.0)
Unrealized gain on securities					0.6			0.6
Derivative adjustment, net					0.9			0.9
Activities of noncontrolling interests							0.9	0.9
Pension and postretirement healthcare benefits					(0.1)			(0.1)
Dividends declared on common stock; $0.2125 per share				(84.5)				(84.5)
Net income attributable to Conagra Brands, Inc.				362.8				362.8
Balance at February 25, 2018	567.9	$2,839.7	$1,173.7	$4,758.8	$(175.5)	$(4,876.2)	$89.0	$3,809.5

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
The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 24, 2019:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$3.1	$2.5	$—	$5.6
Equity securities	5.3	—	—	5.3
Deferred compensation assets	11.1	—	—	11.1
Total assets	$19.5	$2.5	$—	$22.0
Liabilities:
Derivative liabilities	$—	$2.7	$—	$2.7
Deferred compensation liabilities	68.9	—	—	68.9
Total liabilities	$68.9	$2.7	$—	$71.6
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
We recognized charges of $0.3 million and $1.6 million in the third quarter and first three quarters of fiscal 2019, respectively, and $4.7 million for the first three quarters of fiscal 2018, for the impairments of certain long-lived assets. The impairments were measured based upon the estimated sales prices of the assets.
The carrying amount of long-term debt (including current installments) was $11.13 billion and $3.54 billion as of February 24, 2019 and May 27, 2018, respectively. Based on current market rates, the fair value of this debt (level 2 liabilities) at February 24, 2019 and May 27, 2018, was estimated at $11.24 billion and $3.76 billion, respectively.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	February 24, 2019	February 25, 2018	February 24, 2019	February 25, 2018
Net sales
Grocery & Snacks	$862.6	$838.3	$2,533.4	$2,484.5
Refrigerated & Frozen	711.2	688.5	2,117.3	2,062.3
International	198.0	223.4	600.1	634.6
Foodservice	223.0	244.3	703.3	790.7
Pinnacle Foods	712.3	—	971.1	—
Total net sales	$2,707.1	$1,994.5	$6,925.2	$5,972.1
Operating profit
Grocery & Snacks	$193.5	$175.6	$581.2	$551.6
Refrigerated & Frozen	131.4	126.1	365.0	356.5
International	25.1	29.5	87.2	68.6
Foodservice	29.2	24.0	89.4	94.6
Pinnacle Foods	101.6	—	130.3	—
Total operating profit	$480.8	$355.2	$1,253.1	$1,071.3
Equity method investment earnings	12.7	29.0	66.6	79.6
General corporate expense	62.6	108.5	386.8	231.7
Pension and postretirement non-service income	(9.8)	(21.9)	(29.7)	(60.0)
Interest expense, net	130.9	39.8	260.5	114.2
Income tax expense (benefit)	67.2	(91.4)	147.0	138.1
Income from continuing operations	$242.6	$349.2	$555.1	$726.9
Less: Net income attributable to noncontrolling interests	0.6	0.9	1.4	2.7
Income from continuing operations attributable to Conagra Brands, Inc.	$242.0	$348.3	$553.7	$724.2

The following table presents further disaggregation of our net sales:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 24, 2019	February 25, 2018	February 24, 2019	February 25, 2018
Snacks	$354.8	$303.7	$1,011.6	$889.2
Other shelf-stable	780.7	534.6	1,890.5	1,595.3
Frozen	901.8	514.5	2,070.8	1,499.5
Refrigerated	199.9	174.0	580.5	562.8
International	219.4	223.4	630.1	634.6
Foodservice	250.5	244.3	741.7	790.7
Total net sales	$2,707.1	$1,994.5	$6,925.2	$5,972.1

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
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 24, 2019	February 25, 2018	February 24, 2019	February 25, 2018
Gross derivative gains (losses) incurred	$0.8	$(0.5)	$(3.4)	$(4.9)
Less: Net derivative gains (losses) allocated to reporting segments	1.0	(1.3)	0.4	(6.8)
Net derivative gains (losses) recognized in general corporate expenses	$(0.2)	$0.8	$(3.8)	$1.9
Net derivative gains (losses) allocated to Grocery & Snacks	$—	$0.5	$(1.0)	$(0.5)
Net derivative losses allocated to Refrigerated & Frozen	(0.2)	(0.3)	(0.7)	(0.2)
Net derivative gains (losses) allocated to International	1.3	(1.5)	2.4	(5.9)
Net derivative losses allocated to Foodservice	(0.1)	—	(0.3)	(0.2)
Net derivative gains (losses) included in segment operating profit	$1.0	$(1.3)	$0.4	$(6.8)
As of February 24, 2019, the cumulative amount of net derivative losses from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $0.6 million. This amount reflected net losses of $1.3 million incurred during the thirty-nine weeks ended February 24, 2019 and net gains of $0.7 million incurred prior to fiscal 2019. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results losses of $2.2 million in fiscal 2019 and gains of $1.6 million in fiscal 2020 and thereafter.

Assets by Segment

The majority of our manufacturing assets are shared across multiple reporting segments. Output from these facilities used by each reporting segment can change over time. Also, working capital balances are not tracked by reporting segment. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment. Total depreciation expense was $77.4 million and $198.6 million for the third quarter and first three quarters of fiscal 2019, respectively, and $55.5 million and $167.2 million for the third quarter and first three quarters of fiscal 2018, respectively.

Other Information
Our operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant with respect to consolidated operations for the third quarter and first three quarters of fiscal 2019 and 2018. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were approximately $237.5 million and $241.7 million in the third quarter of fiscal 2019 and 2018, respectively. Our foreign net sales during the first three quarters of fiscal 2019 and 2018 were approximately $683.1 million and $688.5 million, respectively. Our long-lived assets located outside of the United States are not significant.
Our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 27% and 26% of consolidated net sales in the third quarter and first three quarters of fiscal 2019, respectively, and 24% of consolidated net sales in the third quarter and first three quarters of fiscal 2018, primarily in the Grocery & Snacks and Refrigerated & Frozen segments.
Walmart, Inc. and its affiliates accounted for approximately 32% and 25% of consolidated net receivables as of February 24, 2019 and May 27, 2018, respectively.
We offer certain suppliers access to a third-party service that allows them to view our scheduled payments online. The third-party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third party, or any financial institutions concerning this service. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of February 24, 2019, $166.3 million of our total accounts payable is payable to suppliers who utilize this third-party service.

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
Readers of this report should understand that these forward-looking statements are not guarantees of performance or results. Forward-looking statements provide our current expectations and beliefs concerning future events and are subject to risks, uncertainties, and factors relating to our business and operations, all of which are difficult to predict and could cause our actual results to differ materially from the expectations expressed in or implied by such forward-looking statements. These risks, uncertainties, and factors include, among other things: the risk that the cost savings and any other synergies from the acquisition of Pinnacle (the "acquisition") may not be fully realized or may take longer to realize than expected; the risk that the acquisition may not be accretive within the expected timeframe or to the extent anticipated; the risks that the acquisition and related integration will create disruption to Conagra Brands and its management and impede the achievement of business plans; the risk that the acquisition will negatively impact the ability to retain and hire key personnel and maintain relationships with customers, suppliers, and other third parties; risks related to Conagra Brands' ability to successfully address Pinnacle's business challenges; risks related to Conagra Brands' ability to achieve the intended benefits of other recent and pending acquisitions and divestitures, including the spin-off of Conagra Brands' Lamb Weston business in the second quarter of fiscal 2017 and the divestiture of Conagra Brands' Wesson® oil business in February 2019; risks associated with general economic and industry conditions; risks associated with Conagra Brands' ability to successfully execute its long-term value creation strategies, including those in place for specific brands at Pinnacle before the acquisition; risks related to Conagra Brands' ability to deleverage on currently anticipated timelines, and to continue to access capital on acceptable terms or at all; risks related to Conagra Brands' ability to execute operating and restructuring plans and achieve targeted operating efficiencies from cost-saving initiatives, related to the acquisition and otherwise, and to benefit from trade optimization programs, related to the acquisition and otherwise; risks related to the effectiveness of Conagra Brands' hedging activities and ability to respond to volatility in commodities; risks related to the Company's competitive environment and related market conditions; risks related to Conagra Brands' ability to respond to changing consumer preferences and the success of its innovation and marketing investments; risks related to the ultimate impact of any product recalls and litigation, including litigation related to the lead paint and pigment matters, as well as any securities litigation, including securities class action lawsuits; risk associated with actions of governments and regulatory bodies that affect Conagra Brands' businesses, including the ultimate impact of recently enacted U.S. tax legislation and related regulations or interpretations; risks related to the availability and prices of raw materials, including any negative effects caused by inflation or weather conditions; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges, related to the acquisition or otherwise; the costs, disruption, and diversion of management's attention associated with campaigns commenced by activist investors or due to the integration of the acquisition; and other risks described in our reports filed from time to time with the Securities and Exchange Commission (the "SEC"). We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility to update these statements, except as required by law.
The discussion that follows should be read together with the unaudited Condensed Consolidated Financial Statements and related notes contained in this report and with the financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended May 27, 2018 and subsequent filings with the SEC. Results for the third quarter of fiscal 2019 are not necessarily indicative of results that may be attained in the future.
Fiscal 2019 Third Quarter Executive Overview
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

On October 26, 2018, we completed our acquisition of Pinnacle Foods Inc ("Pinnacle"). As a result of the acquisition, Pinnacle became a wholly-owned subsidiary of the Company. Pursuant to the Agreement and Plan of Merger, dated as of June 26, 2018 (the "Merger Agreement"), among Conagra Brands, Pinnacle, and Patriot Merger Sub Inc., a wholly-owned subsidiary of Conagra Brands that ceased to exist at the effective time of the merger, each share of Pinnacle common stock issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive (i) $43.11 per share in cash and (ii) 0.6494 shares of common stock, par value $5.00 per share, of the Company ("Company Shares") (together, the "Merger Consideration"), with cash payable in lieu of fractional shares of Company Shares. The total amount of consideration paid in connection with the acquisition was approximately $8.03 billion and consisted of: (1) cash of $5.17 billion ($5.12 billion, net of cash acquired); (2) 77.5 million Company Shares, with an approximate value of $2.82 billion, issued out of the Company's treasury to former shareholders of Pinnacle; and (3) replacement awards issued to former Pinnacle employees representing the fair value attributable to pre-combination service of $51.1 million.
In connection with the merger, we incurred approximately $8.33 billion of long-term debt and received cash proceeds of $575.0 million ($555.7 million net of related fees) from the issuance of common stock in an underwritten public offering. We used such proceeds for the payment of the cash portion of the Merger Consideration, the repayment of Pinnacle debt acquired, the refinancing of certain Conagra Brands debt, and the payment of related fees and expenses.
The integration of Pinnacle is continuing and on-track. We expect to achieve cost synergies in excess of $215 million per year when the integration is concluded.
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
In the third quarter of fiscal 2019, results reflected an increase in net sales, including the impact of recent acquisitions, with organic (excludes the impact of foreign exchange and divested businesses, as well as acquisitions until the anniversary date of the acquisition) increases in our Grocery & Snacks and Refrigerated & Frozen operating segments, in each case compared to the third quarter of fiscal 2018. Overall gross margin increased as the addition of Pinnacle's gross profit, along with supply chain realized productivity and improved pricing more than offset higher transportation costs, inflation, and increased investments in retailer marketing. Overall segment operating profit increased primarily due to the Pinnacle acquisition. Corporate expenses were lower primarily due to items impacting comparability, as discussed below, partially offset by increased costs in connection with the acquisition of Pinnacle. We incurred a decrease in equity method investment earnings and increases in both interest expense and income tax expense, in each case compared to the third quarter of fiscal 2018.
Diluted earnings per share in the third quarter of fiscal 2019 were $0.50. Diluted earnings per share in the third quarter of fiscal 2018 were $0.90, including earnings of $0.87 per diluted share from continuing operations and $0.03 per diluted share from discontinued operations. Diluted earnings per share were affected by more shares outstanding in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018, the impact of the Tax Act, and several significant items affect the comparability of year-over-year results of continuing operations (see "Items Impacting Comparability" below).
Items Impacting Comparability
Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions is discussed in the segment review below.
Items of note impacting comparability for the third quarter of fiscal 2019 included the following:

•	charges totaling $38.4 million ($28.7 million after-tax) in connection with our restructuring plans,

•	incremental cost of goods sold of $26.9 million ($20.0 million after-tax) due to the fair value adjustment to inventory resulting from acquisition accounting for Pinnacle,

•	a gain of $27.3 million ($27.3 million after-tax) related to the novation of a legacy guarantee,

•
a gain of $18.6 million ($17.5 million after-tax) related to the fair value adjustment of cash settleable equity awards issued in connection with, and included in the acquisition consideration of the Pinnacle acquisition, and

•	an income tax charge of $2.5 million primarily associated with the reduction of our deemed repatriation liability.
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

•	charges totaling $14.7 million ($10.8 million after-tax) in connection with our SCAE Plan (as defined below),

•	a benefit of $4.3 million ($2.9 million after-tax) related to the substantial liquidation of an international joint venture (recorded in equity method investment earnings), and

•	charges totaling $3.1 million ($2.1 million after-tax) associated with costs incurred for acquisitions and planned divestitures.
Items of note impacting comparability for the first three quarters of fiscal 2019 included the following:

•	charges totaling $149.9 million ($115.7 million after-tax) in connection with our restructuring plans,

•	charges totaling $115.8 million ($92.9 million after-tax) associated with costs incurred for acquisitions and planned divestitures,

•	incremental cost of goods sold of $51.3 million ($38.2 million after-tax) due to the fair value adjustment to inventory resulting from acquisition accounting for Pinnacle,

•	charges totaling $8.9 million ($6.6 million after-tax) associated with costs incurred for integration activities related to the acquisition of Pinnacle,

•	a gain of $27.3 million ($27.3 million after-tax) related to the novation of a legacy guarantee,

•
a gain of $18.6 million ($17.5 million after-tax) related to the fair value adjustment of cash settleable equity awards issued in connection with, and included in the acquisition consideration of the Pinnacle acquisition,

•	a gain of $15.1 million ($11.6 million after-tax) related to the gain on the sale of an asset within the Ardent Mills joint venture,

•	a gain of $13.2 million ($9.6 million after-tax) from the sale of the Del Monte® Canada business, and

•	an income tax benefit of $24.3 million related to a tax adjustment of valuation allowance associated with the planned divestiture of the Wesson® oil business.
Items of note impacting comparability for the first three quarters of fiscal 2018 included the following:

•	an income tax benefit of $236.7 million related to the enactment of the Tax Act,

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
Acquisitions
On October 26, 2018, we completed the acquisition of Pinnacle. The total amount of consideration paid in connection with the acquisition was approximately $8.03 billion and consisted of: (1) cash of $5.17 billion ($5.12 billion, net of cash acquired); (2) 77.5 million Company Shares, with an approximate value of $2.82 billion, issued out of the Company's treasury to former holders of Pinnacle stock; and (3) replacement awards issued to former Pinnacle employees representing the fair value attributable to pre-combination service of $51.1 million. Pursuant to the Merger Agreement, each outstanding share of Pinnacle common stock was converted into the right to receive the Merger Consideration, with cash payable in lieu of fractional shares of Company Shares. Approximately $6.87 billion of the purchase price has been allocated to goodwill, pending determination of the final purchase price allocation. Approximately $3.72 billion has been allocated to brands, trademarks and other intangibles. Of the total goodwill, $236.7 million is deductible for tax purposes. Amortizable brands, trademarks and other intangibles totaled $679.6 million. Indefinite lived brands, trademarks and other intangibles totaled $3.04 billion. This business is reflected in the Pinnacle Foods segment.
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
Divestitures
During the first quarter of fiscal 2019, we completed the sale of our Del Monte® processed fruit and vegetable business in Canada for combined proceeds of $42.4 million Canadian dollars, which was equivalent to approximately $32.2 million U.S. dollars at the applicable exchange rates on the closing date of the transaction and the final settlement of the working capital adjustments. The results of operations of the divested Del Monte® business are included in our International segment for the periods preceding the completion of the transaction.
Subsequent to the end of the third quarter of fiscal 2019, we completed the sale of our Wesson® oil business for net proceeds of $167.1 million, subject to final working capital adjustments. The business is primarily included in our Grocery & Snacks segment for all periods presented.
Restructuring Plans
In December 2018, our Board of Directors (the "Board") approved a restructuring and integration plan related to the ongoing integration of the recently acquired operations of Pinnacle (the "Pinnacle Integration Restructuring Plan") for the purpose of achieving significant cost synergies between the companies, as a result of which we expect to incur material charges for exit and disposal activities under U.S. generally accepted accounting principles ("U.S. GAAP"). We expect to incur up to $360.0 million ($285.0 million of cash charges and $75.0 million of non-cash charges) in connection with operational expenditures under the Pinnacle Integration Restructuring Plan.
Although we remain unable to make good faith estimates relating to the entire Pinnacle Integration Restructuring Plan, we are reporting on actions initiated through the end of the third quarter of fiscal 2019, including the estimated amounts or range of amounts for each major type of cost expected to be incurred, and the charges that have resulted or will result in cash outflows. We have incurred or expect to incur approximately $255.6 million of charges ($253.7 million of cash charges and $1.9 million of non-cash charges) for actions identified to date under the Pinnacle Integration Restructuring Plan. In the third quarter and first three quarters of fiscal 2019, we recognized charges of $36.9 million and $139.5 million, respectively, primarily cash charges.
In the third quarter of fiscal 2019, management initiated a new restructuring plan (the "Conagra Restructuring Plan") for costs in connection with actions taken to improve selling, general and administrative ("SG&A") expense effectiveness and efficiencies and to optimize our supply chain network. We have incurred or expect to incur $4.3 million of charges ($2.4 million of cash charges and $1.9 million of non-cash charges) for actions identified to date under the Conagra Restructuring Plan. We are not able to quantify the scope of the entire Conagra Restructuring Plan at this time. In the third quarter and first three quarters of fiscal 2019, we recognized charges of $1.0 million ($0.7 million of cash charges and $0.3 million in non-cash charges) in association with the Conagra Restructuring Plan.

As of February 24, 2019, we have substantially completed our restructuring activities related to the Supply Chain and Administrative Efficiency Plan (the "SCAE Plan"). In the third quarter and first three quarters of fiscal 2019, we recognized charges of $3.5 million and $8.6 million, respectively, in association with the SCAE Plan. In the third quarter and first three quarters of fiscal 2018, we recognized charges of $14.7 million and $33.2 million, respectively, in association with the SCAE Plan. Our total pre-tax expenses for the SCAE Plan related to our continuing operations are expected to be $472.7 million ($322.7 million of cash charges and $150.0 million of non-cash charges).

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
Pinnacle Foods
The Pinnacle Foods reporting segment includes branded and private-label food products, in various temperature states, sold in various retail and foodservice channels in the United States and Canada. Results of the Pinnacle Foods segment reflect activity beginning on October 26, 2018, the closing date of the acquisition.
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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended		Thirty-nine weeks ended
($ in millions)	February 24, 2019	February 25, 2018	February 24, 2019	February 25, 2018
Gross derivative gains (losses) incurred	$0.8	$(0.5)	$(3.4)	$(4.9)
Less: Net derivative gains (losses) allocated to reporting segments	1.0	(1.3)	0.4	(6.8)
Net derivative gains (losses) recognized in general corporate expenses	$(0.2)	$0.8	$(3.8)	$1.9
Net derivative gains (losses) allocated to Grocery & Snacks	$—	$0.5	$(1.0)	$(0.5)
Net derivative losses allocated to Refrigerated & Frozen	(0.2)	(0.3)	(0.7)	(0.2)
Net derivative gains (losses) allocated to International	1.3	(1.5)	2.4	(5.9)
Net derivative losses allocated to Foodservice	(0.1)	—	(0.3)	(0.2)
Net derivative gains (losses) included in segment operating profit	$1.0	$(1.3)	$0.4	$(6.8)
As of February 24, 2019, the cumulative amount of net derivative losses from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $0.6 million. This amount reflected net losses of $1.3 million incurred during the thirty-nine weeks ended February 24, 2019 and net gains of $0.7 million incurred prior to fiscal 2019. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results losses of $2.2 million in fiscal 2019 and gains of $1.6 million in fiscal 2020 and thereafter.
Net Sales

	Net Sales
($ in millions)	Thirteen weeks ended			Thirty-nine weeks ended
Reporting Segment	February 24, 2019	February 25, 2018	% Inc (Dec)	February 24, 2019	February 25, 2018	% Inc (Dec)
Grocery & Snacks	$862.6	$838.3	3%	$2,533.4	$2,484.5	2%
Refrigerated & Frozen	711.2	688.5	3%	2,117.3	2,062.3	3%
International	198.0	223.4	(11)%	600.1	634.6	(6)%
Foodservice	223.0	244.3	(9)%	703.3	790.7	(11)%
Pinnacle Foods	712.3	—	100%	971.1	—	100%
Total	$2,707.1	$1,994.5	36%	$6,925.2	$5,972.1	16%
Net sales for the third quarter of fiscal 2019 were $2.71 billion, an increase of $712.6 million, or 36%, from the third quarter of fiscal 2018. Net sales for the first three quarters of fiscal 2019 were $6.93 billion, an increase of $953.1 million, or 16%, from the first three quarters of fiscal 2018. The increased net sales are principally due to the inclusion of the results of Pinnacle from October 26, 2018 through February 24, 2019.
Grocery & Snacks net sales for the third quarter of fiscal 2019 were $862.6 million, an increase of $24.3 million, or 3%, compared to the third quarter of fiscal 2018. Grocery & Snacks net sales for the first three quarters of fiscal 2019 were $2.53 billion, an increase of $48.9 million, or 2%, compared to the first three quarters of fiscal 2018. Net sales of various businesses in the snacks portfolio grew 8% during the third quarter of fiscal 2019. Results for the third quarter of fiscal 2019 reflected an increase in volumes of 2%, driven by the Company's focus on building a strong snacks business. Price/mix increased by 1% for the third quarter of fiscal 2019 when compared to the prior-year period, reflecting favorable pricing and mix, which more than offset increased brand building investments with retailers. Sales volumes, excluding the impact of acquisitions, and price/mix for the first three quarters of fiscal 2019 were flat. The acquisition of Angie's Artisan Treats, LLC contributed $41.3 million, or 2%, to Grocery & Snacks net sales for the first three quarters of fiscal 2019, through the one-year anniversary of the acquisition.
Refrigerated & Frozen net sales for the third quarter of fiscal 2019 were $711.2 million, an increase of $22.7 million, or 3%, compared to the third quarter of fiscal 2018. Refrigerated & Frozen net sales for the first three quarters of fiscal 2019 were $2.12 billion, an increase of $55.0 million, or 3%, compared to the first three quarters of fiscal 2018. Results for the third quarter of fiscal 2019 reflected a 4% increase in volume, excluding the impact of acquisitions, when compared to the prior-year period, due to strong growth across the frozen portfolio. Price/mix decreased by 1% for the third quarter of fiscal 2019 when compared to the prior-year period due to increased brand building investments with retailers, which more than offset favorable base pricing and mix. Results for the first three quarters of fiscal 2019 reflected a 2% increase in volume, excluding the impact of acquisitions, when compared to the prior-year period. Price/mix was flat for the first three quarters of fiscal 2019 when compared to the prior-year period. The acquisition of the Sandwich Bros. of Wisconsin®

business contributed $6.1 million, or 1%, and $25.7 million, or 1%, to Refrigerated & Frozen net sales for the third quarter and first three quarters of fiscal 2019, respectively.
International net sales for the third quarter of fiscal 2019 were $198.0 million, a decrease of $25.4 million, or 11%, compared to the third quarter of fiscal 2018. International net sales for the first three quarters of fiscal 2019 were $600.1 million, a decrease of $34.5 million, or 6%, compared to the first three quarters of fiscal 2018. Results for the third quarter of fiscal 2019, excluding the impact of divested businesses, reflected a 2% decrease in volume, a 1% increase in price/mix, and a 4% decrease from foreign exchange rates, in each case compared to the prior-year period. Results for the first three quarters of fiscal 2019, excluding the impact of acquired and divested businesses, reflected a 1% increase in volume, a 2% increase in price/mix, and a 4% decrease from foreign exchange rates when compared to the prior-year period. The acquisition of Angie's Artisan Treats, LLC contributed $3.7 million to International net sales for the first three quarters of fiscal 2019, through the one-year anniversary of the acquisition. The third quarter of fiscal 2018 included $14.5 million of net sales related to our Del Monte® processed fruit and vegetable business in Canada (the "Del Monte® Canadian business"), which was sold in the first quarter of fiscal 2019. The first three quarters of fiscal 2019 and 2018 included $4.1 million and $35.8 million of net sales, respectively, related to this divested business.
Foodservice net sales for the third quarter of fiscal 2019 were $223.0 million, a decrease of $21.3 million, or 9%, compared to the third quarter of fiscal 2018. Foodservice net sales for the first three quarters of fiscal 2019 were $703.3 million, a decrease of $87.4 million, or 11%, compared to the first three quarters of fiscal 2018. Results for both the third quarter and first three quarters of fiscal 2019 reflected a 15% decrease in volume, compared to the prior-year periods. The decline in volume reflected the continued execution of the segment's value-over-volume strategy and the sale of our Trenton, Missouri production facility in the first quarter of fiscal 2019. Price/mix increased by 6% and 4% for the third quarter and first three quarters of fiscal 2019, respectively, compared to the prior-year period, reflecting the value-over-volume strategy. Net sales related to the sale of our Trenton, Missouri production facility for the third quarter and first three quarters of fiscal 2019 reflected an 8% and 7% decrease, respectively, compared to the prior-year period.
Pinnacle Foods net sales for the third quarter and first three quarters of fiscal 2019 (reflecting 122 days of Conagra Brands ownership) were $712.3 million and $971.1 million, respectively. Results reflect an expected decline in consumption.
SG&A Expenses (includes general corporate expenses)
SG&A expenses totaled $334.1 million for the third quarter of fiscal 2019, a decrease of $18.0 million, as compared to the third quarter of fiscal 2018. SG&A expenses for the third quarter of fiscal 2019 reflected the following:
Items impacting comparability of earnings

•	expenses of $36.5 million in connection with our restructuring plans,

•	a benefit of $27.3 million related to the novation of a legacy guarantee,

•
a benefit of $18.6 million related to the fair value adjustment of cash settleable equity awards issued in connection with, and included in the acquisition consideration of the Pinnacle acquisition, and

•	expenses of $2.4 million associated with costs incurred for acquisitions and planned divestitures.
Other changes in expenses compared to the third quarter of fiscal 2018

•	an increase of $30.7 million related to Pinnacle SG&A expenses not included in other items noted herein,

•	an increase in salary and wage expense of $27.1 million, including $27.9 million attributable to Pinnacle,

•	a decrease in advertising and promotion spending of $10.8 million, including $11.6 million of expense attributable to Pinnacle,

•
a decrease of $6.6 million in share-based payment expenses and deferred compensation expenses, due to the impact of lower Conagra common stock and the impact of lower securities market prices (share-based payment and deferred compensation expenses included $2.0 million of expense attributable to Pinnacle), and

•	an increase in self-insured workers' compensation and product liability expense of $3.0 million, including $0.3 million of expense attributable to Pinnacle.
SG&A expenses for the third quarter of fiscal 2018 included the following items impacting the comparability of earnings:

•	a charge of $34.9 million related to the early termination of an unfavorable lease contract,

•	expenses of $14.8 million in connection with our SCAE Plan, and

•	expenses of $2.5 million associated with costs incurred for acquisitions and planned divestitures.
SG&A expenses totaled $1.08 billion for the first three quarters of fiscal 2019, an increase of $142.2 million, as compared to the first three quarters of fiscal 2018. SG&A expenses for the first three quarters of fiscal 2019 reflected the following:
Items impacting comparability of earnings

•	expenses of $140.7 million in connection with our restructuring plans,

•	expenses of $103.9 million associated with costs incurred for acquisitions and planned divestitures,

•	a benefit of $27.3 million related to the novation of a legacy guarantee,

•	a benefit of $18.6 million related to the fair value adjustment of cash settleable equity awards issued in connection with, and included in the acquisition consideration of the Pinnacle acquisition,

•	a gain of $13.2 million related to the sale of our Del Monte® Canadian business, and

•	expenses of $8.9 million related to costs associated with the integration of Pinnacle.
Other changes in expenses compared to the first three quarters of fiscal 2018

•	an increase of $44.1 million related to Pinnacle SG&A expenses not included in other items noted herein, representing such costs incurred from October 26, 2018 through February 24, 2019,

•	an increase in salary and wage expense of $40.8 million, including $37.8 million attributable to Pinnacle,

•	a decrease in advertising and promotion spending of $39.6 million, including $14.6 million of expense attributable to Pinnacle,

•
a decrease in share-based payment and deferred compensation expense of $15.7 million due to lower share price and market declines (including Pinnacle share-based payment and deferred compensation income of $2.0 million),

•	a decrease in pension and postretirement expense of $9.6 million,

•	a decrease in transition services agreement income of $4.4 million, and

•	a decrease in incentive expense of $4.2 million.
SG&A expenses for the first three quarters of fiscal 2018 included the following items impacting the comparability of earnings:

•	a charge of $34.9 million related to the early termination of an unfavorable lease contract,

•	expenses of $27.6 million in connection with our SCAE Plan, and

•	expenses of $11.1 million associated with costs incurred for acquisitions and planned divestitures.
Operating Profit (Earnings before general corporate expenses, pension and postretirement non-service income, interest expense, net, income taxes, and equity method investment earnings)

	Operating Profit
($ in millions)	Thirteen weeks ended			Thirty-nine weeks ended
Reporting Segment	February 24, 2019	February 25, 2018	% Inc (Dec)	February 24, 2019	February 25, 2018	% Inc (Dec)
Grocery & Snacks	$193.5	$175.6	10%	$581.2	$551.6	5%
Refrigerated & Frozen	131.4	126.1	4%	365.0	356.5	2%
International	25.1	29.5	(15)%	87.2	68.6	27%
Foodservice	29.2	24.0	22%	89.4	94.6	(6)%
Pinnacle Foods	101.6	—	100%	130.3	—	100%
Grocery & Snacks operating profit for the third quarter of fiscal 2019 was $193.5 million, an increase of $17.9 million, or 10%, compared to the third quarter of fiscal 2018. Gross profits were $0.9 million lower in the third quarter of fiscal 2019 than in the third quarter of fiscal 2018. The lower gross profit was driven by the impacts of higher input costs and transportation inflation, which more than offset strong volume growth in the Snacks portfolio and the benefits of supply chain realized productivity. Advertising and promotion expenses for the third quarter of fiscal 2019 decreased by $12.4 million compared to the third quarter of fiscal 2018, as the Company shifted spend to brand building investments with retailers. Operating profit of the Grocery & Snacks segment was impacted by $0.1 million and $2.4 million in costs related to acquisitions and divestitures in the third quarter of fiscal 2019 and 2018, respectively. In addition, the third quarter of fiscal 2019 and 2018 included expense of $2.0 million and $0.4 million, respectively, related to our restructuring plans.
Grocery & Snacks operating profit for the first three quarters of fiscal 2019 was $581.2 million, an increase of $29.6 million, or 5%, compared to the first three quarters of fiscal 2018. Gross profits were $19.4 million lower in the first three quarters of fiscal 2019 than in the first three quarters of fiscal 2018, driven by higher input costs and transportation inflation, partially offset by profit contribution of acquisitions and supply chain realized productivity. The acquisition of Angie's Artisan Treats, LLC contributed $12.6 million to Grocery & Snacks gross profit for the first three quarters of fiscal 2019, through the one-year anniversary of the acquisition. Advertising and promotion expenses for the first three quarters of fiscal 2019 decreased by $27.7 million compared to the first three quarters of fiscal 2018, as the Company shifted spend to brand building investments with retailers. Operating profit of the Grocery & Snacks segment was impacted by $1.0 million and $11.0 million in costs related to acquisitions and divestitures in the first three quarters of fiscal 2019 and 2018, respectively. In addition, the first three quarters of fiscal 2019 and 2018 included expense of $4.2 million and $10.6 million, respectively, related to our restructuring plans.
Refrigerated & Frozen operating profit for the third quarter of fiscal 2019 was $131.4 million, an increase of $5.3 million, or 4%, compared to the third quarter of fiscal 2018. Gross profits were $2.2 million lower in the third quarter of fiscal 2019 than in the third quarter of fiscal 2018, driven by increased input costs and transportation inflation, partially offset by increased sales volumes and supply chain realized productivity. Advertising and promotion expenses for the third quarter of fiscal 2019 decreased by $11.3 million compared to the third quarter of fiscal 2018, as the Company shifted spend to brand building investments with retailers.
Refrigerated & Frozen operating profit for the first three quarters of fiscal 2019 was $365.0 million, an increase of $8.5 million, or 2%, compared to the first three quarters of fiscal 2018. Gross profits were $8.8 million lower in the first three quarters of fiscal 2019 than in the first three quarters of fiscal 2018, driven by increased input costs and transportation inflation, partially offset by increased sales volumes and supply chain realized productivity. Advertising and promotion expenses for the first three quarters of fiscal 2019 decreased by $22.7 million compared to the first three quarters of fiscal 2018, as the Company shifted spend to brand building investments with retailers.
International operating profit for the third quarter of fiscal 2019 was $25.1 million, a decrease of $4.4 million, or 15%, compared to the third quarter of fiscal 2018. Gross profits were $5.1 million lower in the third quarter of fiscal 2019 than in the third quarter of fiscal 2018, due to higher input costs and the sale of our Del Monte® Canadian business, which more than offset improved price/mix.
International operating profit for the first three quarters of fiscal 2019 was $87.2 million, an increase of $18.6 million, or 27%, compared to the first three quarters of fiscal 2018. Gross profits were $2.6 million higher in the first three quarters of fiscal 2019 than in the first three quarters of fiscal 2018, due to increased volume, improved price/mix, and strong realized productivity, partially offset by higher input costs and the sale of our Del Monte® Canadian business. Operating profit for the International segment in the first three quarters of fiscal 2019 included a gain of $13.2 million related to the sale of our Del Monte® Canadian business and expense of $2.9 million related to costs incurred for acquisitions and planned divestitures. Advertising and promotion expenses for the first three quarters of fiscal 2019 decreased by $3.7 million compared to the first three quarters of fiscal 2018.
Foodservice operating profit for the third quarter of fiscal 2019 was $29.2 million, an increase of $5.2 million, or 22%, compared to the third quarter of fiscal 2018. Gross profits were $3.3 million higher in the third quarter of fiscal 2019 than in the third quarter of fiscal 2018. The higher gross profit primarily reflected improved price/mix and supply chain realized productivity, which more than offset lower volume (including the sale of our Trenton, Missouri production facility) and higher input costs.
Foodservice operating profit for the first three quarters of fiscal 2019 was $89.4 million, a decrease of $5.2 million, or 6%, compared to the first three quarters of fiscal 2018. Gross profits were $9.1 million lower in the first three quarters of fiscal 2019 than in the first three quarters of fiscal 2018, due to lower volume (including the sale of our Trenton, Missouri production facility) and higher input costs, partially offset by supply chain realized productivity.
Pinnacle Foods operating profit for the third quarter and first three quarters of fiscal 2019 (reflecting 122 days of Conagra Brands ownership) was $101.6 million and $130.3 million, respectively. Operating profit for Pinnacle Foods during the third quarter and first three quarters of fiscal 2019 included incremental cost of goods sold of $26.9 million and $51.3 million, respectively, due to the impact of writing inventory to fair value as part of our acquisition accounting and the subsequent sale of that inventory, as well as charges of $1.4 million and $5.2 million, respectively, related to restructuring activities.

Interest Expense, Net
Net interest expense was $130.9 million and $39.8 million for the third quarter of fiscal 2019 and 2018, respectively. Net interest expense was $260.5 million and $114.2 million for the first three quarters of fiscal 2019 and 2018, respectively. The increase reflected the following:

•
the issuance of $7.025 billion in unsecured senior notes and borrowings of $1.30 billion under our new unsecured term loan agreement with a syndicate of financial institutions providing for a $650.0 million tranche of three-year term loans and a $650.0 million tranche of five-year term loans to the Company (the "Term Loan Agreement") in connection with the acquisition of Pinnacle,

•	the borrowing of $300.0 million under our prior term loan agreement during the fourth quarter of fiscal 2018, which was subsequently repaid in connection with the acquisition of Pinnacle,

•	the issuance of $500.0 million aggregate principal amount of floating rate notes due 2020 during the second quarter of fiscal 2018,

•	the repayment of $70.0 million aggregate principal amount of outstanding senior notes in the fourth quarter of fiscal 2018, and

•	the repayment of $119.6 million aggregate principal amount of outstanding notes in the third quarter of fiscal 2018.
In addition, the first three quarters of fiscal 2019 included $11.9 million related to the amortization of costs incurred to secure fully committed bridge financing in connection with the then-pending Pinnacle acquisition. The bridge financing was subsequently terminated in connection with the acquisition, and we recognized the remaining unamortized financing costs within SG&A expenses.
Income Taxes
In the third quarter of fiscal 2019 and 2018, we incurred income tax expense from continuing operations of $67.2 million and an income tax benefit from continuing operations of $91.4 million, respectively. Income tax expense from continuing operations for the first three quarters of fiscal 2019 and 2018 was $147.0 million and $138.1 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 22% and (36)% for the third quarter of fiscal 2019 and 2018, respectively. The effective tax rate for the first three quarters of fiscal 2019 and 2018 was 21% and 16%, respectively.
The effective tax rate in the third quarter of fiscal 2019 reflected the following:

•	a benefit recognized due to the non-taxability of the novation of a legacy guarantee,

•
a benefit recognized due to a reduction in the fair value of equity awards subject to limitations on deductibility that were issued to Pinnacle executives as replacement awards at the time of the acquisition, and

•	an increase to the deemed repatriation tax liability.
The effective tax rate for the first three quarters of fiscal 2019 reflects the above-cited items, as well as the impact of foreign restructuring resulting in a benefit related to undistributed foreign earnings for which the indefinite reinvestment assertion is no longer made, additional tax expense on the repatriation of foreign earnings, an adjustment of valuation allowance associated with the expected capital gains from the planned divestiture of the Wesson® oil business, additional tax expense on non-deductible facilitative costs associated with the acquisition of Pinnacle, and additional income tax expense related to state taxes.
The effective tax rate in the third quarter of fiscal 2018 reflected the following:

•	the impact of U.S. tax reform,

•	an adjustment of valuation allowance associated with the termination of the sales agreement for the Wesson® oil business,

•	an indirect cost of pension contribution made on February 26, 2018,

•	a reserve for the effect of a law change in Mexico, and

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

Equity Method Investment Earnings
Equity method investment earnings were $12.7 million and $29.0 million for the third quarter of fiscal 2019 and 2018, respectively. Equity method investment earnings were $66.6 million and $79.6 million for the first three quarters of fiscal 2019 and 2018, respectively. Ardent Mills earnings for the third quarter and first three quarters of fiscal 2019 reflected lower commodity margins and the timing of certain customer contracts that negatively impacted performance. Results for the first three quarters of fiscal 2019 included a gain of $15.1 million from the sale of an asset by the Ardent Mills joint venture.
Results of Discontinued Operations
Our discontinued operations generated after-tax income of $14.5 million for the third quarter of fiscal 2018. Our discontinued operations generated an after-tax loss of $1.9 million and income of $14.6 million for the first three quarters of fiscal 2019 and 2018, respectively.
Earnings Per Share
Diluted earnings per share in the third quarter of fiscal 2019 were $0.50. Diluted earnings per share in the third quarter of fiscal 2018 were $0.90, including earnings per diluted share of $0.87 from continuing operations and $0.03 from discontinued operations.
Diluted earnings per share in the first three quarters of fiscal 2019 were $1.27, including earnings per diluted share of $1.28 from continuing operations and a loss per diluted share of $0.01 from discontinued operations. Diluted earnings per share in the first three quarters of fiscal 2018 were $1.80, including earnings per diluted share of $1.76 from continuing operations and $0.04 from discontinued operations.

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
At February 24, 2019, we had a revolving credit facility (the "Revolving Credit Facility") with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $1.6 billion (subject to increase to a maximum aggregate principal amount of $2.1 billion with the consent of the lenders). We have historically used a credit facility principally as a back-up for our commercial paper program. As of February 24, 2019, there were no outstanding borrowings under the Revolving Credit Facility.
As of February 24, 2019, we had no amounts outstanding under our commercial paper program. The highest level of borrowings during the first three quarters of fiscal 2019 was $408.7 million. As of May 27, 2018, we had $277.0 million outstanding under our commercial paper program.
On October 22, 2018, we issued senior unsecured notes in the aggregate principal amount of $7.025 billion. These notes were issued in seven tranches: floating rate notes due October 22, 2020 in an aggregate principal amount of $525.0 million with an interest equal to three-month LIBOR plus 0.75%; 3.8% senior notes due October 22, 2021 in an aggregate principal amount of $1.2 billion; 4.3% senior notes due May 1, 2024 in an aggregate principal amount of $1.0 billion; 4.6% senior notes due November 1, 2025 in an aggregate principal amount of $1.0 billion; 4.85% senior notes due November 1, 2028 in an aggregate principal amount of $1.3 billion; 5.3% senior notes due November 1, 2038 in an aggregate principal amount of $1.0 billion; and 5.4% senior notes due November 1, 2048 in an aggregate principal amount of $1.0 billion.

On October 26, 2018, we borrowed $1.3 billion under our Term Loan Agreement. The three-year tranche loans mature on October 26, 2021, and the five-year tranche loans mature on October 26, 2023. The term loans will bear interest at, at the Company's election, either (a) LIBOR plus a percentage spread (ranging from 1% to 1.625% for three-year tranche loans and 1.125% to 1.75% for five-year tranche loans) based on the Company's senior unsecured long-term indebtedness ratings or (b) the alternate base rate, described in the Term Loan Agreement as the greatest of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, and (iii) one-month LIBOR plus 1.00%, plus a percentage spread (ranging from 0% to 0.625% for three-year tranche loans and 0.125% to 0.75% for five-year tranche loans) based on the Company's senior unsecured long-term indebtedness ratings.

The Company may voluntarily prepay term loans under the Term Loan Agreement, in whole or in part, without penalty, subject to certain conditions. During the third quarter of fiscal 2019, we prepaid $450.0 million of the $1.3 billion of borrowings, consisting of

$225.0 million of the three-year tranche loans and $225.0 million of the five-year tranche loans. Subsequent to the third quarter of fiscal 2019, we prepaid an additional $125.0 million of the three-year tranche loans and $125.0 million of the five-year tranche loans.

The Revolving Credit Facility and the Term Loan Agreement generally require that our ratio of EBITDA (earnings before interest, taxes, depreciation, and amortization) to interest expense not to be less than 3.0 to 1.0 and our ratio of funded debt to EBITDA not to exceed certain decreasing specified levels, ranging from 5.875 through the first quarter of fiscal 2020 to 3.75 from the second quarter of fiscal 2023 and thereafter. Each ratio is to be calculated on a rolling four-quarter basis. As of February 24, 2019, we were in compliance with these financial covenants.
As of the end of the third quarter of fiscal 2019, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the Revolving Credit Agreement, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.
On October 12, 2018, we issued approximately 16.3 million shares of our common stock in an underwritten public offering for proceeds of $555.7 million, net of related fees.
Proceeds from the issuance of long-term debt and common stock in the second quarter of fiscal 2019 were used for the payment of the cash portion of the Merger Consideration, the repayment of Pinnacle debt acquired, the refinancing of certain Conagra Brands debt, and the payment of related fees and expenses.
We repurchase shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. In the fourth quarter of fiscal 2018, we suspended share repurchase activity. The Company plans to repurchase shares under its authorized program only at times and in amounts as are consistent with the prioritization of achieving its leverage targets. The Company's total remaining share repurchase authorization as of February 24, 2019, was $1.41 billion.
On March 1, 2019, the Company paid a quarterly dividend payment of $0.2125 per share to stockholders of record as of the close of business on January 30, 2019. Subject to market and other conditions and the approval of our Board, we intend to maintain our quarterly dividend at the current annual rate of $0.85 per share during fiscal 2019 and 2020. In the future, we expect modest dividend increases while we focus on de-leveraging, subject to the approval of our Board.
On February 25, 2019, subsequent to the end of the third quarter of fiscal 2019, we completed the sale of our Wesson® oil business for net proceeds of $167.1 million, subject to final working capital adjustments, and used the proceeds to prepay debt under the Term Loan Agreement.
The Company expects to sell its Italian-based frozen pasta business, Gelit, headquartered in Doganella di Ninfa, Italy, within the next twelve months.
We have access to our Revolving Credit Facility, our commercial paper program, and the capital markets. We believe we also have access to additional bank loan facilities, if needed.
We expect to maintain or have access to sufficient liquidity to retire or refinance long-term debt upon maturity, as market conditions warrant, from operating cash flows, our commercial paper program, proceeds from any divestitures and other disposition transactions, access to capital markets, and our Revolving Credit Facility.
Cash Flows
During the first three quarters of fiscal 2019, we generated $154.2 million of cash, which was the net result of $756.3 million generated from operating activities, $5.30 billion used in investing activities, $4.71 billion provided by financing activities, and a decrease of $3.2 million due to the effects of changes in foreign currency exchange rates.
Cash generated from operating activities of continuing operations totaled $745.1 million in the first three quarters of fiscal 2019, as compared to $808.1 million generated in the first three quarters of fiscal 2018. The decrease in operating cash flows was primarily due to the impact of costs associated with the Pinnacle acquisition, changes in working capital, in part driven by a shift in the timing of accounts receivable cash collections, and increased interest payments, including amounts accrued by Pinnacle prior to the acquisition. This was partially offset by cash proceeds received upon the settlement of interest rate swaps, a decrease in tax payments, and an increase in dividends received from our equity method investments.

Cash used in investing activities totaled $5.30 billion and $501.2 million in the first three quarters of fiscal 2019 and 2018, respectively. Investing activities in the first three quarters of fiscal 2019 consisted primarily of the purchase of Pinnacle for $5.12 billion, net of cash acquired, capital expenditures totaling $236.1 million, and the proceeds from the sale of our Del Monte® processed fruit and vegetable business in Canada totaling $32.2 million. Investing activities in the first three quarters of fiscal 2018 consisted mainly of the purchases of the Sandwich Bros. of Wisconsin® business and Angie's Artisan Treats, LLC for a total of $337.1 million, net of cash acquired, and capital expenditures totaling $175.9 million.
Cash provided by financing activities totaled $4.71 billion in the first three quarters of fiscal 2019 compared to cash used of $468.0 million in the first three quarters of fiscal 2018. In the first three quarters of 2019, in connection with the Pinnacle acquisition, we issued long-term debt that generated $8.31 billion in gross proceeds and issued common stock for net proceeds of $555.7 million. This was reduced by debt issuance costs and bridge financing fees totaling $95.2 million. We repaid $3.52 billion of long-term debt, reduced our short-term borrowings mainly related to our commercial paper program by $278.3 million, and paid cash dividends of $253.0 million. Financing activities of continuing operations in the first three quarters of fiscal 2018 consisted principally of common stock repurchases totaling $860.0 million, net proceeds from the issuance of long-term debt totaling $497.1 million, repayments of long-term debt of $170.1 million, cash dividends paid of $257.7 million, and a net increase in short-term borrowings of $324.1 million.
The Company had cash and cash equivalents of $282.2 million at February 24, 2019 and $128.0 million at May 27, 2018, of which $67.4 million at February 24, 2019 and $121.6 million at May 27, 2018 was held in foreign countries. During the first three quarters of fiscal 2019, the Company repatriated $113.6 million of cash balances, of which $28.3 million was previously deemed to be permanently reinvested outside the U.S. We have provided deferred taxes of $0.5 million on undistributed earnings of certain foreign subsidiaries that no longer meet the requirements for indefinite reinvestment under applicable accounting guidance. We continue to believe the remaining undistributed earnings of our foreign subsidiaries are indefinitely reinvested or the earnings will be remitted in a tax-neutral transaction and therefore have not provided any additional deferred taxes.
Our estimate of capital expenditures for fiscal 2019 is approximately $400 million, including amounts related to Pinnacle. For the first three quarters of fiscal 2019, we have funded $236.1 million of capital expenditures.
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
Variable Interest Entities Not Consolidated
We lease a certain office building from an entity that we have determined to be a variable interest entity. The lease agreement with this entity includes a fixed-price purchase option for the asset being leased. The lease agreement also contains a contingent put option (the "lease put option") that allows the lessor to require us to purchase the building at the greater of original construction cost, or fair market value, without a lease agreement in place (the "put price") in certain limited circumstances. As a result of substantial impairment charges related to our divested Private Brands operations, this lease put option became exercisable. We are amortizing the difference between the put price and the estimated fair value (without a lease agreement in place) of the property over the remaining lease term within SG&A expenses. As of February 24, 2019 and May 27, 2018, the estimated amount by which the put option price exceeded the estimated fair value of the property was $8.2 million, of which we had accrued $1.5 million and $1.2 million, respectively. This lease is accounted for as an operating lease, and accordingly, there are no material assets and liabilities, other than the accrued portion of the put price, associated with this entity included in the Condensed Consolidated Balance Sheets. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this entity. In making this determination, we have considered, among other items, the terms of the lease agreement, the expected remaining useful life of the asset leased, and the capital structure of the lessor entity. During the third quarter of fiscal 2018, we purchased two buildings that were subject to lease put options and recognized net losses totaling $48.2 million for the early exit of unfavorable lease contracts.

OBLIGATIONS AND COMMITMENTS
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt, notes payable, and capital lease obligations, which totaled $11.18 billion as of February 24, 2019, were recognized as liabilities in the Condensed Consolidated Balance Sheets contained in this report. Operating lease obligations and unconditional purchase obligations, which totaled $2.04 billion as of February 24, 2019, were not recognized as liabilities in the Condensed Consolidated Balance Sheets contained in this report, in accordance with generally accepted accounting principles.
A summary of our contractual obligations as of February 24, 2019 was as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$11,006.6	$—	$3,222.6	$1,262.0	$6,522.0
Capital lease obligations	168.8	19.9	42.2	30.2	76.5
Operating lease obligations	351.6	56.0	95.5	68.8	131.3
Purchase obligations[1] and other contracts	1,734.8	1,390.9	265.6	68.5	9.8
Total	$13,261.8	$1,466.8	$3,625.9	$1,429.5	$6,739.6
1 Amount includes open purchase orders and agreements, some of which are not legally binding and/or may be cancellable. Such agreements are generally settleable in the ordinary course of business in less than one year.
We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average coupon interest rate of the long-term debt obligations outstanding as of February 24, 2019, was approximately 4.7%.
The operating lease obligations noted in the table above have not been reduced by non-cancellable sublease rentals of $0.1 million.
As of May 27, 2018, we had aggregate unfunded pension obligations totaling $68.5 million. This amount is not included in the table above. In the fourth quarter of fiscal 2018, we made a voluntary pension plan contribution in the amount of $300.0 million. Based on current statutory requirements, we are not obligated to fund any amount to our qualified pension plans during the next twelve months. We estimate that we will make payments of approximately $11.3 million over the next twelve months to fund our nonqualified pension plans. See Note 14, Pension and Postretirement Benefits, to the Condensed Consolidated Financial Statements contained in this report and Note 19, Pension and Postretirement Benefits, to the Consolidated Financial Statements and Critical Accounting Estimates - Employment Related Benefits contained in the Company's Annual Report on Form 10-K for the year ended May 27, 2018 for further discussion of our pension obligations and factors that could affect estimates of this liability.
As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in the Condensed Consolidated Balance Sheets contained in this report. A summary of our commitments, including commitments associated with equity method investments, as of February 24, 2019 was as follows:

	Amount of Commitment Expiration Per Period (in millions)
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby repurchase obligations	$0.5	$0.3	$0.2	$—	$—
Other commitments	3.9	2.2	1.7	—	—
Total	$4.4	$2.5	$1.9	$—	$—
In addition to the commitments included in the table above, as of February 24, 2019, we had $42.5 million of standby letters of credit issued on our behalf. These standby letters of credit are primarily related to our self-insured workers compensation programs and are not reflected in the Condensed Consolidated Balance Sheets contained in this report.
In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases resulting from the divestiture of the JM Swank business completed in the first quarter of fiscal 2017. As of February 24, 2019, the remaining terms of these arrangements did not exceed four years and the maximum amount of future payments we have guaranteed was $1.4 million. In addition, we guarantee a certain lease resulting from an exited facility. As of February 24, 2019, the remaining term of this arrangement did not exceed eight years and the maximum amount of future payments we have guaranteed was $19.8 million.
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
Lamb Weston is a party to an agricultural sublease agreement with a third party for certain farmland through 2020 (subject, at Lamb Weston's option, to extension for two additional five-year periods). Under the terms of the sublease agreement, Lamb Weston is required to make certain rental payments to the sublessor. We have guaranteed the sublessor Lamb Weston's performance and the payment of all amounts (including indemnification obligations) owed by Lamb Weston under the sublease agreement, up to a maximum of $75.0 million. We believe the farmland associated with this sublease agreement is readily marketable for lease to other area farming operators. As such, we believe that any financial exposure to the Company, in the event that we were required to perform under the guarantee, would be largely mitigated.
The obligations and commitments tables above do not include any reserves for uncertainties in income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at February 24, 2019 was $49.4 million. The net amount of unrecognized tax benefits at February 24, 2019, that, if recognized, would impact our effective tax rate was $42.6 million. Recognition of these tax benefits would have a favorable impact on our effective tax rate.

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
Other than the changes noted below, there have been no material changes in our market risk during the thirty-nine weeks ended February 24, 2019. For additional information, refer to the "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 27, 2018.
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
The carrying amount of long-term debt (including current installments) was $11.13 billion as of February 24, 2019. Based on current market rates, the fair value of this debt at February 24, 2019 was estimated at $11.24 billion. As of February 24, 2019, a 1% increase in the interest rates would decrease the fair value of our fixed rate debt by approximately $599.1 million, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $678.0 million.
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
Value-at-Risk (VaR)
We employ various tools to monitor our derivative risk, including value-at-risk ("VaR") models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95% confidence level. Accordingly, in any given one-day time period, losses greater than the amounts included in the table below are expected to occur only 5% of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, and foreign exchange positions during the thirty-nine weeks ended February 24, 2019 and February 25, 2018.

	Fair Value Impact
In Millions	Average During Thirty-nine Weeks Ended February 24, 2019	Average During Thirty-nine Weeks Ended February 25, 2018
Energy commodities	$0.4	$0.3
Agriculture commodities	0.4	0.4
Other commodities	0.1	—
Foreign exchange	0.7	0.6

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of February 24, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective. We acquired Pinnacle on October 26, 2018 and have not yet included Pinnacle in our assessment of the effectiveness of our internal control over financial reporting. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include Pinnacle. For the first three quarters of fiscal 2019, Pinnacle accounted for $971.1 million of our total net sales, and as of February 24, 2019, had total assets of $12.10 billion.
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

Part II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company, its directors, and several of its executive officers are defendants in several class actions alleging violations of federal securities laws. The lawsuits assert that the Company's officers made material misstatements and omissions that caused the market to have an unrealistically positive assessment of the Company's financial prospects in light of the acquisition of Pinnacle, thus causing the Company's securities to be overvalued prior to the release of the Company's consolidated financial results on December 20, 2018 for the second quarter of fiscal year 2019. The first of these lawsuits, captioned West Palm Beach Firefighters' Pension Fund v. Conagra Brands, Inc., et al., with which subsequent lawsuits alleging similar facts will likely be consolidated, was filed February 22, 2019 in the U.S. District Court for the Northern District of Illinois. While we cannot predict with certainty the results of this or any other legal proceedings, we do not expect this matter to have a material adverse effect on our financial condition, results of operations, or business.
On August 15, 2018, a purported stockholder of Pinnacle filed a complaint in a putative class action in the Court of Chancery of the State of Delaware, captioned Jordan Rosenblatt v. Pinnacle Foods Inc. et al., Case No. 2018-0605 (the "Rosenblatt Action"). The Rosenblatt Action alleged that the directors of Pinnacle breached their fiduciary duty of disclosure by filing a preliminary proxy statement that contained materially incomplete and misleading information. The Rosenblatt Action further alleged that Pinnacle, Conagra, and Merger Sub, aided and abetted the directors' alleged breach of fiduciary duty. The Rosenblatt Action sought, among other things, to enjoin the transactions contemplated by the Merger Agreement, rescission of the Merger or an award of rescissory damages should the Merger be consummated, an award of damages and an award of attorneys' fees and expenses. Conagra and Pinnacle maintained that the Rosenblatt Action was without merit and filed a motion to dismiss. Ultimately, the plaintiff chose not to pursue the Rosenblatt Action and filed a voluntary notice of dismissal without prejudice. On January 30, 2019, the Court dismissed the case.
For additional information on legal proceedings, please refer to Part I, Item 3 "Legal Proceedings" and Note 17 "Contingencies" to the financial statements, in each case contained in our Annual Report on Form 10-K for the year ended May 27, 2018, and Note 13 "Contingencies" to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS
A discussion of our risk factors can be found in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended May 27, 2018, our Quarterly Report on Form 10-Q for the quarterly period ended November 25, 2018, and our other filings with the SEC. During the third quarter of fiscal 2019, there were no material changes to our previously disclosed risk factors.

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

101
The following materials from Conagra Brands' Quarterly Report on Form 10-Q for the quarter ended February 24, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

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
Dated this 2nd day of April, 2019.