Form 10-K
period 2019-05-26
CONAGRA BRANDS INC.
filed 2019-07-19
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 26, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
Commission File No. 1-7275
_________________________________________________
CONAGRA BRANDS, INC.
(Exact name of registrant as specified in its charter)
 __________________________________________________

Delaware	47-0248710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 W. Merchandise Mart Plaza, Suite 1300 Chicago, Illinois	60654
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (312) 549-5000
___________________________________________________
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $5.00 par value	CAG	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.:
Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer    ☐  Smaller reporting company   ☐ Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑
The aggregate market value of the voting common stock of Conagra Brands, Inc. held by non-affiliates on November 23, 2018 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $16,118,457,515 based upon the closing sale price on the New York Stock Exchange on such date.
At June 23, 2019, 486,129,815 common shares were outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement for the Registrant's 2019 Annual Meeting of Stockholders (the "2019 Proxy Statement") are incorporated by reference into Part III.

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
ITEM 1. BUSINESS
General Development of Business
Conagra Brands, Inc. (the "Company", "Conagra Brands", "we", "us", or "our"), headquartered in Chicago, is one of North America's leading branded food companies. Guided by an entrepreneurial spirit, the Company combines a rich heritage of making great food with a sharpened focus on innovation that enables the Company to evolve its portfolio to satisfy people's changing food preferences. Its iconic brands such as Birds Eye®, Marie Callender's®, Banquet®, Healthy Choice®, Slim Jim®, Reddi-wip®, and Vlasic®, as well as emerging brands, including Angie's® BOOMCHICKAPOP®, Duke's®, Earth Balance®, Gardein®, and Frontera®, offer choices for every occasion.
We began as a Midwestern flour-milling company and entered other commodity-based businesses throughout our history. We were initially incorporated as a Nebraska corporation in 1919 and reincorporated as a Delaware corporation in January 1976. Over time, we transformed into the branded, pure-play consumer packaged goods food company we are today. We achieved this through various acquisitions, including consumer food brands such as Banquet®, Chef Boyardee®, Marie Callender’s®, Alexia®, Blake's®, Frontera®, Duke’s®, BIGS®, Birds Eye®, Vlasic®, and divestitures. We have divested our Lamb Weston business, Private Brands business, Spicetec Flavors & Seasonings business, JM Swank business, Wesson® oil business, Italian-based frozen pasta business, milling business, dehydrated and fresh vegetable operations, and a trading and merchandising business, among others. Growing our food businesses has also been fueled by innovation, organic growth of our brands, and expansion into adjacent categories. We are focused on delivering sustainable, profitable growth with strong and improving returns on our invested capital.
On October 26, 2018, we completed our acquisition of Pinnacle Foods Inc. ("Pinnacle"). As a result of the acquisition, Pinnacle became a wholly-owned subsidiary of the Company.
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
Commercial Foods
We previously had a Commercial reporting segment that included commercially branded and private label food and ingredients, which were sold primarily to commercial, restaurant, foodservice, food manufacturing, and industrial customers. The segment's primary food items included a variety of vegetable, spice, and frozen bakery goods, which were sold under brands such as Spicetec Flavors & Seasonings®. In the first quarter of fiscal 2017, we sold our Spicetec and JM Swank businesses. These businesses comprised the entire Commercial segment following the presentation of Lamb Weston as discontinued operations.
Unconsolidated Equity Investments
We have two unconsolidated equity investments. Our most significant equity method investment is a milling business.
Acquisitions
On October 26, 2018, we completed the acquisition of Pinnacle. As a result of the acquisition, Pinnacle became a wholly-owned subsidiary of the Company. Pursuant to the Agreement and Plan of Merger, dated as of June 26, 2018 (the "Merger Agreement"), among Conagra Brands, Pinnacle, and Patriot Merger Sub Inc., a wholly-owned subsidiary of Conagra Brands that ceased to exist at the effective time of the merger, each share of Pinnacle common stock issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive (i) $43.11 per share in cash and (ii) 0.6494 shares of common stock, par value $5.00 per share, of the Company ("Company Shares") (together, the "Merger Consideration"), with cash payable in lieu of fractional shares of Company Shares. The total amount of consideration paid in connection with the acquisition was approximately $8.03 billion and consisted of: (1) cash of $5.17 billion ($5.12 billion, net of cash acquired); (2) 77.5 million Company Shares, with an approximate value of $2.82 billion, issued out of the Company's treasury to former holders of Pinnacle stock; and (3) replacement awards issued to former Pinnacle employees representing the fair value attributable to pre-combination service of $51.1 million. Approximately $7.02 billion of the purchase price has been allocated to goodwill, pending determination of the final purchase price allocation. Approximately $3.52 billion has been allocated to brands, trademarks and other intangibles. Of the total goodwill, $236.7 million is deductible for tax purposes. Amortizable brands, trademarks and other intangibles totaled $668.7 million. Indefinite lived brands, trademarks and other intangibles totaled $2.85 billion. This business is reflected in the Pinnacle Foods segment.

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
In September 2016, we acquired the operating assets of Frontera Foods, Inc. and Red Fork LLC, including the Frontera®, Red Fork®, and Salpica® brands (the "Frontera acquisition"). These businesses make authentic, gourmet Mexican food products and contemporary American cooking sauces. These businesses are included primarily in the Grocery & Snacks and Refrigerated & Frozen segments, and to a lesser extent within the International segment.
Divestitures
On May 24, 2019, we completed the sale of our Italian-based frozen pasta business, Gelit, for proceeds net of cash divested of $77.5 million, subject to final working capital adjustments. The business results were previously reported in our Refrigerated & Frozen segment. The assets and liabilities of this business have been reclassified as assets and liabilities held for sale within our Consolidated Balance Sheets for all periods presented prior to the divestiture.
During the fourth quarter of fiscal 2019, we completed the sale of our Wesson® oil business for net proceeds of $171.8 million, subject to final working capital adjustments. The business results were previously reported primarily in our Grocery & Snacks segment, and to a lesser extent within the Foodservice and International segments. The assets of this business have been reclassified as assets held for sale within our Consolidated Balance Sheets for all periods presented prior to the divestiture.
During the first quarter of fiscal 2019, we completed the sale of our Del Monte® processed fruit and vegetable business in Canada for combined proceeds of $32.2 million. The results of operations of the divested Del Monte® business are included in our International segment for the periods preceding the completion of the transaction. The assets of this business have been reclassified as assets held for sale within our Consolidated Balance Sheets for all periods presented prior to the divestiture.
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

We manufacture, primarily for stock and fill, our customer orders from finished goods inventories. While at any given time there may be some backlog of orders, such backlog is not material in respect to annual net sales, and the changes of backlog orders from time to time are not significant.
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
Our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 24% of consolidated net sales for each of fiscal 2019, 2018, and 2017.
As of May 26, 2019, Conagra Brands and its subsidiaries had approximately 18,000 employees, primarily in the United States. Approximately 51% of our employees are parties to collective bargaining agreements. Of the employees subject to collective bargaining agreements, approximately 23% are parties to collective bargaining agreements scheduled to expire during fiscal 2020. We believe our relationships with employees and their representative organizations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF JULY 19, 2019

Name	Title & Capacity	Age	Year First Appointed an Executive Officer
Sean M. Connolly	President and Chief Executive Officer	53	2015
David S. Marberger	Executive Vice President and Chief Financial Officer	54	2016
Colleen R. Batcheler	Executive Vice President, General Counsel and Corporate Secretary	45	2008
David B. Biegger	Executive Vice President, Chief Supply Chain Officer	60	2015
Charisse Brock	Executive Vice President, Chief Human Resources Officer	57	2015
Thomas M. McGough	Executive Vice President and Co-Chief Operating Officer	54	2013
Darren C. Serrao	Executive Vice President and Co-Chief Operating Officer	53	2015
Robert G. Wise	Senior Vice President, Corporate Controller	51	2012
Sean M. Connolly has served as our President and Chief Executive Officer and a member of the Board since April 6, 2015. Prior to that, he served as President and Chief Executive Officer and a director of The Hillshire Brands Company (a branded food products company) from June 2012 to August 2014, Executive Vice President of Sara Lee Corporation (the predecessor to Hillshire), and Chief Executive Officer, Sara Lee North American Retail and Foodservice, from January 2012 to June 2012. Prior to joining Hillshire, Mr. Connolly served as President of Campbell North America, the largest division of Campbell Soup Company (a branded food products company), from October 2010 to December 2011, President, Campbell USA from 2008 to 2010, and President, North American Foodservice for Campbell from 2007 to 2008. Before joining Campbell in 2002, he served in various marketing and brand management roles at The Procter & Gamble Company (a consumer packaged goods company).
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
Thomas M. McGough has served as Executive Vice President and Co-Chief Operating Officer since October 2018. Prior to that, he served as the Company's President, Operating Segments from May 2017 until October 2018 and as the Company's President of Consumer Foods from May 2013 until May 2017. Mr. McGough also served as President, Grocery Products from 2011 until May 2013 and as Vice President in the Company's Consumer Foods organization from 2007 to 2011. Prior to joining the Company, Mr. McGough served in various roles at H.J. Heinz, where he began his career in 1990.
Darren C. Serrao has served as Executive Vice President and Co-Chief Operating Officer since October 2018. Prior to that, he served as Executive Vice President, Chief Growth Officer from August 2015 to October 2018. Prior to joining the Company, Mr. Serrao served as Senior Vice President, Chief Marketing and Commercial Officer at Campbell Soup Company from February 2015 until August 2015 and as Senior Vice President of Innovation and Business Development for Campbell North America from July 2011 until February 2015. Mr. Serrao has also held several profit and loss and marketing positions during his career, including roles with PepsiCo and Unilever.
Robert G. Wise has served as Senior Vice President, Corporate Controller since December 2012. Mr. Wise joined Conagra Brands in March 2003 and has held various positions of increasing responsibility with Conagra Brands, including Vice President, Assistant Corporate Controller from March 2006 until January 2012 and Vice President, Corporate Controller from January 2012 until December 2012. Prior to joining Conagra Brands, Mr. Wise served in various roles at KPMG LLP (an accounting firm) from October 1995 until March 2003.

Foreign Operations
Foreign operations information is set forth in Note 21 "Business Segments and Related Information" to the consolidated financial statements contained in this report.

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

•	decreased demand in the restaurant business, particularly casual and fine dining, may adversely affect our Foodservice operations;

•	volatility in commodity and other input costs could substantially impact our result of operations;

•	volatility in the equity markets or interest rates could substantially impact our pension costs and required pension contributions; and

•
it may become more costly or difficult to obtain debt or equity financing to fund operations or investment opportunities, or to refinance our debt in the future, in each case on terms and within a time period acceptable to us.

Our existing and future debt may limit cash flow available to invest in the ongoing needs of our business and could prevent us from fulfilling our debt obligations.
As of May 26, 2019, we had total debt of approximately $10.68 billion, including approximately $9.96 billion aggregate principal amount of senior notes. Total debt increased $6.86 billion since May 27, 2018, and reflects, in part, indebtedness incurred to complete the Pinnacle acquisition. We have the ability under our existing revolving credit facility to incur substantial additional debt. Our ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs, and make planned capital expenditures.
Our level of debt could have important consequences for shareholders. For example, it could:
•make it more difficult for us to satisfy our debt service obligations;
•restrict us from making strategic acquisitions or taking advantage of favorable business opportunities;
•restrict us from repurchasing shares of our common stock;

•
limit flexibility to plan for, or react to, changes in the businesses and industries in which we operate, which may adversely affect our operating results and ability to meet our debt service obligations;

•limit our ability to refinance our indebtedness or increase the cost of such indebtedness;

•
require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, dividends, and other general corporate purposes;

•increase our vulnerability to adverse economic or industry conditions, including changes in interest rates;

•
limit our ability to obtain additional financing in the future to fund our working capital requirements, capital expenditures, acquisitions, investment, debt service obligations, and other general operating requirements or to enable us to react to changes in our business; or

•place us at a competitive disadvantage compared to businesses in our industry that have less debt.
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
In addition, substantial growth in e-commerce has encouraged the entry of new competitors and business models, intensifying competition by simplifying distribution and lowering barriers to entry. The expanding presence of e-commerce retailers has impacted, and may continue to impact, consumer preferences and market dynamics, which in turn may negatively affect our sales or profits.
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
We may not realize the benefits that we expect from our restructuring plans, including the Pinnacle Integration Restructuring Plan.
In fiscal 2019, we announced a restructuring and integration plan related to the ongoing integration of the recently acquired operations of Pinnacle (the "Pinnacle Integration Restructuring Plan") for the purpose of achieving significant cost synergies between the companies. We expect to incur material charges for exit and disposal activities under U.S. generally accepted accounting principles.

The successful design and implementation of the Pinnacle Integration Restructuring Plan presents significant organizational design and infrastructure challenges. In many cases, it will require successful negotiations with third parties, including labor organizations, suppliers, business partners, and other stakeholders. In addition, the Pinnacle Integration Restructuring Plan may not advance our business strategy as expected. Events and circumstances, such as financial or strategic difficulties, delays, and unexpected costs may occur that could result in our not realizing all or any of the anticipated benefits or our not realizing the anticipated benefits on our expected timetable. If we are unable to realize the anticipated savings and cost synergies of the Pinnacle Integration Restructuring Plan, our ability to fund other initiatives may be adversely affected. Any failure to implement the Pinnacle Integration Restructuring Plan in accordance with our expectations could adversely affect our financial condition, results of operations, and cash flows.
In addition, the complexity of the Pinnacle Integration Restructuring Plan will require a substantial amount of management and operational resources. Our management team must successfully implement administrative and operational changes necessary to achieve the anticipated benefits of the Pinnacle Integration Restructuring Plan. These and related demands on our resources may divert the organization's attention from existing core businesses, integrating financial or other systems, have adverse effects on existing business relationships with suppliers and customers, and impact employee morale. As a result, our financial condition, results of operations, and cash flows could be adversely affected.
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
During fiscal 2019, our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 24% of our consolidated net sales. There can be no assurance that Walmart, Inc. and other significant customers will continue to purchase our products in the same quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing. The loss of a significant customer or a material reduction in sales to a significant customer could materially and adversely affect our product sales, financial condition, and results of operations.

The sophistication and buying power of our customers could have a negative impact on profits.
Our customers, such as supermarkets, warehouse clubs, and food distributors, have continued to consolidate, resulting in fewer customers on which we can rely for business. These consolidations, the growth of supercenters, and the growth of e-commerce customers have produced large, sophisticated customers with increased buying power and negotiating strength who are more capable of resisting price increases and can demand lower pricing, increased promotional programs, or specialty tailored products. In addition, larger retailers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own retailer brands. These customers may also in the future use more of their shelf space, currently used for our products, for their store brand products. We continue to implement initiatives to counteract these pressures. However, if the larger size of these customers results in additional negotiating strength and/or increased private label or store brand competition, our profitability could decline.
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
In fiscal 2019, we completed the acquisition of Pinnacle for consideration of approximately $8.03 billion, which consisted of: (1) cash of $5.17 billion ($5.12 billion, net of cash acquired); (2) 77.5 million Company Shares, with an approximate value of $2.82 billion, issued out of the Company's treasury to former holders of Pinnacle stock; and (3) replacement awards issued to former Pinnacle employees representing the fair value attributable to pre-combination service of $51.1 million. See "-We may not realize the growth opportunities and cost synergies that are anticipated from the acquisition of Pinnacle" below for more information.
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
If we fail to comply with the many laws applicable to our business, we may face lawsuits or incur significant fines and penalties. In addition, changes in such laws may lead to increased costs.
Our business is subject to a variety of governmental laws and regulations, including food and drug laws, environmental laws, laws related to advertising and marketing practices, accounting standards, taxation requirements, competition laws, employment laws, data privacy laws, and anti-corruption laws, among others, in and outside of the United States. Our facilities and products are subject to many laws and regulations administered by the United States Department of Agriculture, the Federal Food and Drug Administration, the Occupational Safety and Health Administration, and other federal, state, local, and foreign governmental agencies relating to the processing, packaging, storage, distribution, advertising, labeling, quality, and safety of food products, the health and safety of our employees, and the protection of the environment. Our failure to comply with applicable laws and regulations could subject us to lawsuits, administrative penalties, and civil remedies, including fines, injunctions, and recalls of our products. In addition, changes in applicable laws and regulations, including changes in taxation requirements and new or increased tariffs on products imported from certain countries, may lead to increased costs and could negatively affect our business, financial condition, and results of operations.
Our operations are also subject to extensive and increasingly stringent regulations administered by the Environmental Protection Agency, which pertain to the discharge of materials into the environment and the handling and disposition of wastes. Failure to comply with these regulations can have serious consequences, including civil and administrative penalties and negative publicity. Changes in applicable laws or regulations or evolving interpretations thereof, including increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change, may result in increased compliance costs, capital expenditures, and other financial obligations for us, which could affect our profitability or impede the production or distribution of our products, and affect our net operating revenues.

We are increasingly dependent on information technology, and potential disruption, cyberattacks, security problems, and expanding social media vehicles present new risks.
We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage and support a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. Our information technology systems, some of which are dependent on services provided by third parties, may be vulnerable to damage, interruption, or shutdown due to any number of causes outside of our control such as catastrophic events, natural disasters, fires, power outages, systems failures, telecommunications failures, employee error or malfeasance, security breaches, computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, hacking, and other cyberattacks. Increased cybersecurity threats pose a potential risk to the security and viability of our information technology systems, as well as the confidentiality, integrity, and availability of the data stored on those systems. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and to maintain and protect the related automated and manual control processes, we could be subject to billing and collection errors, business disruptions, or damage resulting from security breaches. If any of our significant information technology systems suffer severe damage, disruption, or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results. In addition, there is a risk of business interruption, violation of data privacy laws and regulations, litigation, and reputational damage from leakage of confidential information. Any interruption of our information technology systems could have operational, reputational, legal, and financial impacts that may have a material adverse effect on our business.
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
Additionally, we regularly move data across national borders to conduct our operations and, consequently, are subject to a variety of laws and regulations in the United States and other jurisdictions regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. There is significant uncertainty with respect to compliance with such privacy and data protection laws and regulations, including the European Union General Data Protection Regulation (the "GDPR") (which imposes additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored), because they are continuously evolving and developing and may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. Our efforts to comply with privacy and data protection laws, including the GDPR, may impose significant costs and challenges that are likely to increase over time.
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
As of May 26, 2019, we had goodwill of $11.50 billion and other intangibles of $4.66 billion. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of other intangibles represents the fair value of trademarks, customer relationships, and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as the inability to quickly replace lost co-manufacturing business, increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry EBITDA (earnings before interest, taxes, depreciation and amortization) multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.), or the bankruptcy of a significant customer and could result in the incurrence of impairment charges and negatively impact our net worth.
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
There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as corn, wheat, and potatoes. Adverse weather conditions and natural disasters can reduce crop size and crop quality, which in turn could reduce our supplies of raw materials, lower recoveries of usable raw materials, increase the prices of our raw materials, increase our cost of transporting and storing raw materials, or disrupt our production schedules.
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
Due to the seasonality of the business, our revenue and operating results may vary from quarter to quarter.
Our sales and cash flows are affected by seasonal cyclicality. Sales of frozen foods, including frozen vegetables and frozen complete bagged meals, tend to be marginally higher during the winter months. Seafood sales peak during Lent, in advance of the Easter holiday. Since many of the raw materials we process are agricultural crops, production of these products is predominantly seasonal, occurring during and immediately following the purchase of such crops. For these reasons, sequential quarterly comparisons are not a good indication of our performance or how we may perform in the future. If we are unable to obtain access to working capital or if seasonal fluctuations are greater than anticipated, there could be a material adverse effect on our financial condition, results of operations or cash flows.

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
Certain of our intellectual property rights, including the P.F. Chang's®, Bertolli®, and Libby's® trademarks, are owned by third parties and licensed to us, and others, such as Alexia®, are owned by us and licensed to third parties. While many of these licensing arrangements are perpetual in nature, others must be periodically renegotiated or renewed pursuant to the terms of such licensing arrangement. If in the future we are unable to renew such a licensing arrangement pursuant to its terms and conditions, or if we fail to renegotiate such a licensing arrangement, then our financial results could be materially and adversely affected.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our headquarters are located in Chicago, Illinois. Other general offices, shared service centers, and product development facilities are located in Colorado, Nebraska, New Jersey, and the District of Columbia. We also lease a limited number of domestic sales offices. International general offices are located in Canada, China, Colombia, Mexico, Panama, and the Philippines.
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
As of July 19, 2019, we had forty-seven domestic manufacturing facilities located in Arkansas, California, Colorado, Georgia, Illinois, Indiana, Iowa, Kentucky, Maryland, Michigan, Minnesota, Missouri, Nebraska, Nevada, New Hampshire, Ohio, Pennsylvania, Tennessee, Washington, and Wisconsin. We also have international manufacturing facilities in Canada and Mexico, and interests in ownership of international manufacturing facilities in India and Mexico.
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
In California, a number of cities and counties joined in a consolidated action seeking abatement of an alleged public nuisance in the form of lead-based paint potentially present on the interior of residences, regardless of its condition. On September 23, 2013, a trial of the California case concluded in the Superior Court of California for the County of Santa Clara, and on January 27, 2014, the court entered a judgment (the "Judgment") against ConAgra Grocery Products and two other defendants ordering the creation of a California abatement fund in the amount of $1.15 billion. Liability is joint and several. The Company appealed the Judgment, and on November 14, 2017 the California Court of Appeal for the Sixth Appellate District reversed in part, holding that the defendants were not liable to pay for abatement of homes built after 1950, but affirmed the Judgment as to homes built before 1951. The Court of Appeal remanded the case to the trial court with directions to recalculate the amount of the abatement fund estimated to be necessary to cover the cost of remediating pre-1951 homes, and to hold an evidentiary hearing regarding appointment of a suitable receiver. ConAgra Grocery Products and the other defendants petitioned the California Supreme Court for review of the decision, which we believe to be an unprecedented expansion of current California law. On February 14, 2018, the California Supreme Court denied the petition and declined to review the merits of the case, and the case was remanded to the trial court for further proceedings. ConAgra Grocery Products and the other defendants sought further review of certain issues from the Supreme Court of the United States, but on October 15, 2018, the Supreme Court declined to review the case. On September 4, 2018, the trial court recalculated its estimate of the amount needed to remediate pre-1951 homes in the plaintiff jurisdictions to be $409.0 million. As of July 10, 2019, the parties reached an agreement in principle to resolve this matter, which agreement remains subject to approval by the trial court. Once approved, the action against ConAgra Grocery Products will be dismissed with prejudice. Pursuant to the settlement, ConAgra Grocery Products will pay a total of $101.7 million in seven installments to be paid annually from fiscal 2020 through fiscal 2026. ConAgra Grocery Products will further provide a guarantee of up to $15.0 million in the event co-defendant, NL Industries, Inc., defaults on its payment obligations.
We have accrued $25.3 million and $74.1 million, within other accrued liabilities and other noncurrent liabilities, respectively, for this matter as of May 26, 2019. The extent of insurance coverage is uncertain and the Company's carriers are on notice; however, any possible insurance recovery has not been considered for purposes of determining our liability. We cannot assure that the final resolution of these matters will not have a material adverse effect on our financial condition, results of operations, or liquidity.
We are party to a number of putative class action lawsuits challenging various product claims made in the Company's product labeling. These matters include Briseno v. ConAgra Foods, Inc., in which it is alleged that the labeling for Wesson® oils as 100% natural is false and misleading because the oils contain genetically modified plants and organisms. In February 2015, the U.S. District Court for the Central District of California granted class certification to permit plaintiffs to pursue state law claims. The Company appealed to the United States Court of Appeals for the Ninth Circuit, which affirmed class certification in January 2017. The Supreme Court of the United States declined to review the decision and the case has been remanded to the trial court for further proceedings. On April 4, 2019, the trial court granted preliminary approval of a settlement in this matter.
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
We are party to a number of matters asserting product liability claims against the Company related to certain Pam® and other cooking spray products. These lawsuits generally seek damages for personal injuries allegedly caused by defects in the design, manufacture, or safety warnings of the cooking spray products. We have put the Company's insurance carriers on notice. While we cannot predict with certainty the results of these or any other legal proceedings, we do not expect these matters to have a material adverse effect on our financial condition, results of operations, or business.
The Company, its directors, and several of its executive officers are defendants in several class actions alleging violations of federal securities laws. The lawsuits assert that the Company's officers made material misstatements and omissions that caused the market to have an unrealistically positive assessment of the Company's financial prospects in light of the acquisition of Pinnacle, thus causing the Company's securities to be overvalued prior to the release of the Company's consolidated financial results on December 20, 2018 for the second quarter of fiscal 2019. The first of these lawsuits, captioned West Palm Beach Firefighters' Pension Fund v. Conagra Brands, Inc., et al., with which subsequent lawsuits alleging similar facts have been consolidated, was filed February 22, 2019 in the U.S. District Court for the Northern District of Illinois. In addition, on May 9, 2019, a shareholder filed a derivative action on behalf of the Company against the Company's directors captioned Klein v. Arora, et al. in the U.S. District Court for the Northern District of Illinois. The shareholder derivative lawsuit asserts harm to the Company due to alleged breaches of fiduciary duty and mismanagement in connection with the Pinnacle acquisition. On July 9, 2019, the Company received a stockholder demand under Delaware law to inspect the Company's books and records related to the Board of Directors' review of the Pinnacle business, acquisition, and the Company's public statements related to them. While we cannot predict with certainty the results of these or any other legal proceedings, we do not expect these matters to have a material adverse effect on our financial condition, results of operations, or business.
Environmental Matters
We are a party to certain environmental proceedings relating to our acquisition of Beatrice in fiscal 1991. Such proceedings include proceedings related to businesses divested by Beatrice prior to our acquisition of Beatrice. The current environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's possible status as a potentially responsible party at approximately 40 Superfund, proposed Superfund, or state-equivalent sites (the "Beatrice sites"). These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $52.8 million as of May 26, 2019, a majority of which relates to the Superfund and state-equivalent sites referenced above. During the third quarter of fiscal 2017, a final Remedial Investigation/Feasibility Study was submitted for the Southwest Properties portion of the Wells G&H Superfund site, which is one of the Beatrice sites. The U.S. Environmental Protection Agency (the "EPA") issued a Record of Decision (the "ROD") for the Southwest Properties portion of the site on September 29, 2017 and has entered into negotiations with potentially responsible parties to determine final responsibility for implementing the ROD.
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
PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange, where it trades under the ticker symbol: CAG. At June 23, 2019, there were approximately 16,148 shareholders of record.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No shares of common stock were purchased during the fourth quarter of fiscal 2019.

ITEM 6. SELECTED FINANCIAL DATA

For the Fiscal Years Ended May	2019	2018	2017	2016	2015
Dollars in millions, except per share amounts
Net sales (1)	$9,538.4	$7,938.3	$7,826.9	$8,664.1	$9,034.0
Income from continuing operations (1)	$680.3	$797.5	$546.0	$128.5	$451.3
Net income (loss) attributable to Conagra Brands, Inc. (2)	$678.3	$808.4	$639.3	$(677.0)	$(252.6)
Basic earnings per share:
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders (1)	$1.53	$1.97	$1.26	$0.29	$1.05
Net income (loss) attributable to Conagra Brands, Inc. common stockholders (2)	$1.53	$2.00	$1.48	$(1.57)	$(0.60)
Diluted earnings per share:
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders (1)	$1.53	$1.95	$1.25	$0.29	$1.04
Net income (loss) attributable to Conagra Brands, Inc. common stockholders (2)	$1.52	$1.98	$1.46	$(1.56)	$(0.59)
Cash dividends declared per share of common stock	$0.85	$0.85	$0.90	$1.00	$1.00
At Year-End
Total assets	$22,213.8	$10,389.5	$10,096.3	$13,390.6	$17,437.8
Senior long-term debt (noncurrent) (1)	$10,459.8	$3,035.6	$2,573.3	$4,685.5	$6,676.0
Subordinated long-term debt (noncurrent)	$195.9	$195.9	$195.9	$195.9	$195.9

(1)	Amounts exclude the impact of discontinued operations of the ConAgra Mills operations, the Private Brands operations, and the Lamb Weston operations.

(2)	Amounts include aggregate pre-tax goodwill and certain long-lived asset impairment charges in discontinued operations of $1.92 billion and $1.56 billion for fiscal 2016 and 2015, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to provide a summary of significant factors relevant to our financial performance and condition. The discussion and analysis should be read together with our consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data. Results for the fiscal year ended May 26, 2019 are not necessarily indicative of results that may be attained in the future.

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
Readers of this report should understand that these forward-looking statements are not guarantees of performance or results. Forward-looking statements provide our current expectations and beliefs concerning future events and are subject to risks, uncertainties, and factors relating to our business and operations, all of which are difficult to predict and could cause our actual results to differ materially from the expectations expressed in or implied by such forward-looking statements. These risks, uncertainties, and factors include, among other things: the risk that the cost savings and any other synergies from the acquisition of Pinnacle Foods Inc. (the "Pinnacle acquisition") may not be fully realized or may take longer to realize than expected; the risk that the Pinnacle acquisition may not be accretive within the expected timeframe or to the extent anticipated; the risks that the Pinnacle acquisition and related integration will create disruption to the Company and its management and impede the achievement of business plans; the risk that the Pinnacle acquisition will negatively impact the ability to retain and hire key personnel and maintain relationships with customers, suppliers, and other third parties; risks related to our ability to successfully address Pinnacle's business challenges; risks related to our ability to achieve the intended benefits of other recent and pending acquisitions and divestitures, including the divestiture of our Wesson® oil business in February 2019; risks associated with general economic and industry conditions; risks associated with our ability to successfully execute its long-term value creation strategies, including those in place for specific brands at Pinnacle before the Pinnacle acquisition; risks related to our ability to deleverage on currently anticipated timelines, and to continue to access capital on acceptable terms or at all; risks related to our ability to execute operating and restructuring plans and achieve targeted operating efficiencies from cost-saving initiatives, related to the Pinnacle acquisition and otherwise, and to benefit from trade optimization programs, related to the Pinnacle acquisition and otherwise; risks related to the effectiveness of our hedging activities and ability to respond to volatility in commodities; risks related to the Company's competitive environment and related market conditions; risks related to our ability to respond to changing consumer preferences and the success of its innovation and marketing investments; risks related to the ultimate impact of any product recalls and litigation, including litigation related to the lead paint and pigment matters, as well as any securities litigation, including securities class action lawsuits; risk associated with actions of governments and regulatory bodies that affect our businesses, including the ultimate impact of new or revised regulations or interpretations; risks related to the availability and prices of raw materials, including any negative effects caused by inflation or weather conditions; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges, related to the Pinnacle acquisition or otherwise; the costs, disruption, and diversion of management's attention due to the integration of the Pinnacle acquisition; and other risks described in our reports filed from time to time with the Securities and Exchange Commission (the "SEC"). We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility to update these statements, except as required by law.
The discussion that follows should be read together with the consolidated financial statements and related notes contained in this report. Results for fiscal 2019 are not necessarily indicative of results that may be attained in the future.

EXECUTIVE OVERVIEW
Conagra Brands, Inc. (the "Company", "we", "us", or "our"), headquartered in Chicago, is one of North America's leading branded food companies. Guided by an entrepreneurial spirit, the Company combines a rich heritage of making great food with a sharpened focus on innovation that enables the Company to evolve its portfolio to satisfy people's changing food preferences. Its iconic brands such as Birds Eye®, Marie Callender's®, Banquet®, Healthy Choice®, Slim Jim®, Reddi-wip®, and Vlasic®, as well as emerging brands, including Angie's® BOOMCHICKAPOP®, Duke's®, Earth Balance®, Gardein®, and Frontera®, offer choices for every occasion.
Fiscal 2019 Pinnacle Acquisition
On October 26, 2018, we completed our acquisition of Pinnacle Foods Inc ("Pinnacle"), a branded packaged foods company specializing in shelf-stable and frozen foods (the "Pinnacle acquisition"). As a result of the acquisition, Pinnacle became a wholly-owned subsidiary of the Company. The total amount of consideration paid in connection with the acquisition was approximately $8.03 billion, consisting of cash and shares of our stock, as described in more detail in the section entitled "Acquisitions" below.
In connection with the Pinnacle acquisition, we incurred approximately $8.33 billion of long-term debt and received cash proceeds of $575.0 million ($555.7 million net of related fees) from the issuance of common stock in an underwritten public offering. We used such proceeds for the payment of the cash portion of the Merger Consideration (as defined below), the repayment of Pinnacle debt acquired, the refinancing of certain Conagra Brands debt, and the payment of related fees and expenses.
The integration of Pinnacle is continuing and on-track. We expect to achieve cost synergies of $285 million per year when the integration is concluded.
Fiscal 2019 Results
Fiscal 2019 performance compared to fiscal 2018 reflected an increase in net sales, including the impact of recent acquisitions, with organic (excludes the impact of foreign exchange and divested businesses, as well as acquisitions until the anniversary date of the acquisition) increases in our Refrigerated & Frozen and International operating segments, in each case compared to fiscal 2018. Overall gross margin increased as the addition of Pinnacle's gross profit, along with supply chain realized productivity and improved pricing, more than offset higher transportation costs, inflation, and increased investments in retailer marketing. Overall segment operating profit increased primarily due to the Pinnacle acquisition. Corporate expenses were primarily flat due to items impacting comparability, as discussed below, as well as increased costs in connection with the Pinnacle acquisition. We experienced a decrease in equity method investment earnings and increases in both interest expense and income tax expense, in each case compared to fiscal 2018.
Diluted earnings per share in fiscal 2019 were $1.52, including earnings of $1.53 per diluted share from continuing operations and a loss of $0.01 per diluted share from discontinued operations. Diluted earnings per share in fiscal 2018 were $1.98, including earnings of $1.95 per diluted share from continuing operations and $0.03 per diluted share from discontinued operations. Several significant items affect the comparability of year-over-year results of continuing operations (see "Items Impacting Comparability" below).
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the "Tax Act") was signed into law. The Tax Act reduced tax rates and modified certain policies, credits, and deductions and has certain international tax consequences. The Tax Act reduced the federal corporate tax rate from a maximum of 35% to a flat 21% rate. The Tax Act's corporate rate reduction became effective January 1, 2018, in the middle of our third quarter of fiscal 2018. Given our off-calendar fiscal year-end, our fiscal 2018 federal statutory tax rate was a blended rate. Our federal statutory rate was 21% in fiscal 2019.
Items Impacting Comparability
Items of note impacting comparability of results from continuing operations for fiscal 2019 included the following:

•	charges totaling $180.8 million ($138.9 million after-tax) in connection with our restructuring plans,

•	charges totaling $118.1 million ($94.8 million after-tax) associated with costs incurred for acquisitions and divestitures,

•	charges totaling $89.6 million ($66.9 million after-tax and net of non-controlling interest) related to the impairment of other intangible assets,

•	gains of $69.4 million ($35.1 million after-tax) from the sales of the Del Monte® Canada business, the Wesson® oil business, and the Gelit pasta business,

•	incremental cost of goods sold of $53.0 million ($39.5 million after-tax) due to the fair value adjustment to inventory resulting from acquisition accounting for the Pinnacle acquisition,

•	a gain of $39.1 million ($29.1 million after-tax) related to legal matters,

•	an income tax benefit of $32.4 million associated with a change in a valuation allowance on a deferred tax asset due to the divestitures of the Wesson® oil business and the Gelit pasta business,

•	a gain of $27.3 million ($27.3 million after-tax) related to the novation of a legacy guarantee,

•
a gain of $15.1 million ($12.2 million after-tax) related to the fair value adjustment of cash settleable equity awards issued in connection with, and included in the acquisition consideration of, the Pinnacle acquisition,

•	a gain of $15.1 million ($11.6 million after-tax) related to the sale of an asset within the Ardent Mills joint venture,

•	an income tax charge of $10.4 million associated with unusual tax items primarily related to legal entity restructuring activity,

•	charges totaling $8.9 million ($6.6 million after-tax) associated with costs incurred for integration activities related to the Pinnacle acquisition, and

•	charges totaling $4.3 million ($3.2 million after-tax) related to pension plan lump-sum settlements and a remeasurement of our salaried and non-qualified pension plan liability.
Items of note impacting comparability of results from continuing operations for fiscal 2018 included the following:

•	an income tax benefit of $233.3 million related to the enactment of the Tax Act,

•	charges totaling $151.0 million ($113.3 million after-tax) related to certain litigation matters,

•
an income tax expense of $78.6 million associated with a change in a valuation allowance on a deferred tax asset due to the termination of the initial agreement for the proposed sale of our Wesson® oil business,

•
an income tax charge of $42.1 million associated with unusual tax items related to the repatriation of cash during the second quarter from foreign subsidiaries, the tax expense related to the earnings of foreign subsidiaries previously deemed to be permanently invested, a pension contribution, and the effect of a law change in Mexico requiring deconsolidation for tax reporting purposes,

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
Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions are discussed in the segment review below.

Acquisitions
On October 26, 2018, we completed the Pinnacle acquisition. As a result of the Pinnacle acquisition, Pinnacle became a wholly owned subsidiary of the Company. Pursuant to the Agreement and Plan of Merger, dated as of June 26, 2018 (the "Merger Agreement"), among the Company, Pinnacle, and Patriot Merger Sub Inc., a wholly-owned subsidiary of the Company that ceased to exist at the effective time of the merger, each outstanding share of Pinnacle common stock was converted into the right to receive $43.11 per share in cash and 0.6494 shares of common stock, par value $5.00 per share, of the Company ("Company Shares") (together, the "Merger Consideration"), with cash payable in lieu of fractional shares of Company Shares. The total amount of consideration paid in connection with the acquisition was approximately $8.03 billion and consisted of: (1) cash of $5.17 billion ($5.12 billion, net of cash acquired); (2) 77.5 million Company Shares, with an approximate value of $2.82 billion, issued out of the Company's treasury to former holders of Pinnacle stock; and (3) replacement awards issued to former Pinnacle employees representing the fair value attributable to pre-combination service of $51.1 million. Approximately $7.02 billion of the purchase price has been allocated to goodwill, pending determination of the final purchase price allocation. Approximately $3.52 billion has been allocated to brands, trademarks and other intangibles. Of the total goodwill, $236.7 million is deductible for tax purposes. Amortizable brands, trademarks and other intangibles totaled $668.7 million. Indefinite lived brands, trademarks and other intangibles totaled $2.85 billion. This business is reflected in the Pinnacle Foods segment.
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
In October 2017, we acquired Angie's Artisan Treats, LLC, maker of Angie's® BOOMCHICKAPOP® ready-to-eat popcorn, for a cash purchase price of $249.8 million, net of cash acquired. Approximately $156.7 million has been classified as goodwill, of which $95.4 million is deductible for income tax purposes. Approximately $73.8 million and $10.3 million of the purchase price have been allocated to non-amortizing and amortizing intangible assets, respectively. The business is primarily included in the Grocery & Snacks segment, and to a lesser extent in the International segment.
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
In September 2016, we acquired the operating assets of Frontera Foods, Inc. and Red Fork LLC, including the Frontera®, Red Fork®, and Salpica® brands (the "Frontera acquisition"). These businesses make authentic, gourmet Mexican food products and contemporary American cooking sauces. We acquired the businesses for $108.1 million in cash, net of cash acquired. Approximately $39.5 million has been classified as goodwill and $59.5 million and $7.2 million have been classified as non-amortizing and amortizing intangible assets, respectively. The amount allocated to goodwill is deductible for tax purposes. These businesses are included primarily in the Grocery & Snacks and the Refrigerated & Frozen segments, and to a lesser extent within the International segment.
Divestitures
On May 24, 2019, we completed the sale of our Italian-based frozen pasta business, Gelit, for proceeds net of cash divested of $77.5 million, subject to final working capital adjustments. The results of operations of the divested Gelit business are primarily included in our Refrigerated & Frozen segment for the periods preceding the completion of the transaction.
During the fourth quarter of fiscal 2019, we also completed the sale of our Wesson® oil business for net proceeds of $171.8 million, subject to final working capital adjustments. The results of operations of the divested Wesson® oil business are primarily included in our Grocery & Snacks segment, and to a lesser extent within the Foodservice and International segments, for the periods preceding the completion of the transaction.
During the first quarter of fiscal 2019, we completed the sale of our Del Monte® processed fruit and vegetable business in Canada for combined proceeds of $32.2 million. The results of operations of the divested Del Monte® business are included in our International segment for the periods preceding the completion of the transaction.

On November 9, 2016, we completed the spinoff (the "Spinoff") of Lamb Weston Holdings, Inc. ("Lamb Weston"). The results of operations of the Lamb Weston business have been reclassified to discontinued operations for all periods presented.
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
Although we remain unable to make good faith estimates relating to the entire Pinnacle Integration Restructuring Plan, we are reporting on actions initiated through the end of fiscal 2019, including the estimated amounts or range of amounts for each major type of cost expected to be incurred, and the charges that have resulted or will result in cash outflows. We have incurred or expect to incur approximately $260.1 million of charges ($254.0 million of cash charges and $6.1 million of non-cash charges) for actions identified to date under the Pinnacle Integration Restructuring Plan. In fiscal 2019, we recognized charges of $168.2 million, which were primarily cash charges.
In the third quarter of fiscal 2019, management initiated a new restructuring plan (the "Conagra Restructuring Plan") for costs in connection with actions taken to improve selling, general and administrative ("SG&A") expense effectiveness and efficiencies and to optimize our supply chain network. We have incurred or expect to incur $4.3 million of charges ($2.4 million of cash charges and $1.9 million of non-cash charges) for actions identified to date under the Conagra Restructuring Plan. We are not able to quantify the scope of the entire Conagra Restructuring Plan at this time. In fiscal 2019, we recognized charges of $2.2 million ($1.4 million of cash charges and $0.8 million in non-cash charges) in connection with the Conagra Restructuring Plan.
As of May 26, 2019, we had substantially completed our restructuring activities related to the Supply Chain and Administrative Efficiency Plan (the "SCAE Plan"). We recognized charges of $9.6 million, $38.0 million, and $63.6 million in connection with the SCAE Plan related to our continuing operations in fiscal 2019, 2018, and 2017, respectively. Our total pre-tax expenses for the SCAE Plan related to our continuing operations are expected to be $471.0 million ($321.0 million of cash charges and $150.0 million of non-cash charges).

SEGMENT REVIEW

We reflect our results of operations in the following reporting segments: Grocery & Snacks, Refrigerated & Frozen, International, Foodservice, Pinnacle Foods, and Commercial.

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

Foodservice
The Foodservice reporting segment includes branded and customized food products, including meals, entrees, sauces, and a variety of custom-manufactured culinary products, that are packaged for sale to restaurants and other foodservice establishments primarily in the United States.
Pinnacle Foods
The Pinnacle Foods reporting segment includes branded and private-labeled food products, in various temperature states, sold in various retail and foodservice channels in the United States and Canada. Results of the Pinnacle Foods segment reflect activity beginning on October 26, 2018, the date of the Pinnacle acquisition.
Commercial
The Commercial reporting segment included commercially branded and private label food and ingredients, which were sold primarily to commercial, restaurant, foodservice, food manufacturing, and industrial customers. The segment's primary food items included a variety of vegetable, spice, and frozen bakery goods, which were sold under brands such as Spicetec Flavors & Seasonings®. The Spicetec and JM Swank businesses were sold in the first quarter of fiscal 2017. These businesses comprised the entire Commercial segment following the presentation of Lamb Weston as discontinued operations.
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
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions associated with continuing operations, under this methodology:

	Fiscal Years Ended
($ in millions)	May 26, 2019	May 27, 2018	May 28, 2017
Net derivative gains (losses) incurred	$(3.6)	$(0.9)	$0.6
Less: Net derivative gains (losses) allocated to reporting segments	(1.8)	(7.1)	5.7
Net derivative gains (losses) recognized in general corporate expenses	$(1.8)	$6.2	$(5.1)
Net derivative gains (losses) allocated to Grocery & Snacks	$(2.1)	$0.2	$3.4
Net derivative gains (losses) allocated to Refrigerated & Frozen	(1.1)	(0.3)	0.8
Net derivative gains (losses) allocated to International Foods	2.8	(6.9)	1.6
Net derivative losses allocated to Foodservice	(0.6)	(0.1)	—
Net derivative losses allocated to Pinnacle Foods	(0.8)	—	—
Net derivative losses allocated to Commercial	—	—	(0.1)
Net derivative gains (losses) included in segment operating profit	$(1.8)	$(7.1)	$5.7
As of May 26, 2019, the cumulative amount of net derivative gains from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $1.4 million. This amount reflected net gains of $1.0 million incurred during the fiscal year ended May 26, 2019, as well as net gains of $0.4 million incurred prior to fiscal 2019. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results gains of $0.9 million in fiscal 2020 and $0.5 million in fiscal 2021 and thereafter.

Fiscal 2019 compared to Fiscal 2018
Net Sales

($ in millions) Reporting Segment	Fiscal 2019 Net Sales	Fiscal 2018 Net Sales	% Inc (Dec)
Grocery & Snacks	$3,279.2	$3,287.0	—%
Refrigerated & Frozen	2,804.0	2,753.0	2%
International	793.4	843.5	(6)%
Foodservice	934.2	1,054.8	(11)%
Pinnacle Foods	1,727.6	—	100%
Total	$9,538.4	$7,938.3	20%
Overall, our net sales were $9.54 billion in fiscal 2019, an increase of 20% compared to fiscal 2018.
Grocery & Snacks net sales for fiscal 2019 were $3.28 billion, a decrease of $7.8 million compared to fiscal 2018. Volume, excluding the impact of acquisitions and divestitures, was flat in fiscal 2019 compared to the prior-year period. This result reflected merchandising changes and price elasticity-related declines in certain brands, as well as isolated production challenges, partially offset by the continued benefit from momentum and innovation successes in the snacks businesses. Price/mix was flat compared to the prior year as unfavorable mix, coupled with increases in brand building investments with retailers were offset by the impact of higher pricing. The acquisition of Angie's Artisan Treats, LLC, which was completed in October 2017, contributed $41.3 million to Grocery & Snacks net sales during fiscal 2019, through the one-year anniversary of the acquisition. Fiscal 2019 results included $115.9 million of net sales related to our Wesson® oil business, which was sold in the fourth quarter of fiscal 2019. Fiscal 2018 results included $156.4 million of net sales related to this divested business.
Refrigerated & Frozen net sales for fiscal 2019 were $2.80 billion, an increase of $51.0 million, or 2%, compared to fiscal 2018. Results for fiscal 2019 reflected a 1% increase in volume compared to fiscal 2018, excluding the impact of acquisitions. The increase in sales volumes was a result of innovation across multiple brands, which was partially offset by the effects of reduced merchandising spend and the impact of a recall during the fourth quarter. Price/mix was flat compared to fiscal 2018, as continued delivery of top-line accretive innovation in several brands was partially offset by brand building investments with retailers. The acquisition of the Sandwich Bros. of Wisconsin® business, which was completed in February 2018, contributed $25.7 million to Refrigerated & Frozen's net sales during fiscal 2019, through the one-year anniversary of the acquisition.
International net sales for fiscal 2019 were $793.4 million, a decrease of $50.1 million, or 6%, compared to fiscal 2018. Results for fiscal 2019 reflected a 2% increase in volume, excluding the impact of acquisitions and divestitures, a 4% decrease due to foreign exchange rates, and a 2% increase in price/mix, in each case compared to fiscal 2018. The volume and price/mix increases for fiscal 2019 were driven by growth in the Canadian snacks and frozen businesses. The acquisition of Angie's Artisan Treats, LLC contributed $3.7 million to International net sales for fiscal 2019, through the one-year anniversary of the acquisition. Fiscal 2019 included $4.1 million of net sales related to our Del Monte® processed fruit and vegetable business in Canada, which was sold in the first quarter of fiscal 2019. Fiscal 2018 results included $48.9 million of net sales related to this divested business. In addition, fiscal 2019 and 2018 results included $17.1 million and $24.5 million, respectively, related to our divested Wesson® oil business.
Foodservice net sales for fiscal 2019 were $934.2 million, a decrease of $120.6 million, or 11%, compared to fiscal 2018. Results for fiscal 2019 reflected a 14% decrease in volume, excluding divestitures. The decline in volume reflected the continued execution of the segment's value-over-volume strategy and the sale of our Trenton, Missouri production facility in the first quarter of fiscal 2019. Price/mix increased 5% in fiscal 2019 compared to fiscal 2018. The increase in price/mix for fiscal 2019 reflected favorable product and customer mix, the impact of inflation-driven increases in pricing, and the execution of the segment's value-over-volume strategy. Fiscal 2019 included $34.2 million of net sales related to our Wesson® oil business, which was sold in the fourth quarter of fiscal 2019. Fiscal 2018 results included $53.4 million of net sales related to this divested business. Net sales declined by approximately 7% in fiscal 2019 due to the sale of our Trenton, Missouri production facility.
Pinnacle Foods net sales for fiscal 2019 (reflecting 213 days of Conagra Brands ownership) were $1.73 billion. Results reflected expected consumption declines as the Company executes its value-over-volume strategy within the Pinnacle portfolio.

SG&A Expenses (Includes general corporate expenses)
SG&A expenses totaled $1.47 billion for fiscal 2019, an increase of $75.0 million compared to fiscal 2018. SG&A expenses for fiscal 2019 reflected the following:
Items impacting comparability of earnings

•	expenses of $170.3 million in connection with our restructuring plans,

•	expenses of $106.2 million associated with costs incurred for acquisitions and divestitures,

•	expenses of $89.6 million related to intangible impairments,

•	gains of $69.4 million related to the divestitures of businesses,

•	a benefit of $39.1 million related to legal matters,

•	a benefit of $27.3 million related to the novation of a legacy guarantee,

•	a benefit of $15.1 million related to the fair value adjustment of cash settleable equity awards issued in connection with, and included in the consideration for the Pinnacle acquisition, and

•	expenses of $8.9 million related to costs associated with the integration of Pinnacle.
Other changes in expenses compared to fiscal 2018

•	an increase of $81.9 million related to Pinnacle SG&A expenses not included in other items noted herein, representing such costs incurred from October 26, 2018 through May 26, 2019,

•	a decrease in advertising and promotion expense of $25.2 million, including $34.0 million of expense attributable to Pinnacle,

•	an increase in salary and wage expense of $61.6 million, including $60.2 million attributable to Pinnacle,

•	a decrease in share-based payment and deferred compensation expense of $13.1 million due to lower share price and market declines, including $1.0 million of expense attributable to Pinnacle,

•	a decrease in pension and postretirement service expense of $9.6 million,

•	an increase in defined contribution plan expense of $6.9 million, including $2.4 million attributable to Pinnacle,

•	a decrease in charitable contributions of $5.4 million,

•	a decrease in incentive compensation expense of $4.3 million, including $6.4 million attributable to Pinnacle,

•	an increase in self-insured workers' compensation and product liability expense of $3.3 million, and

•	a decrease in transaction services agreement income of $2.9 million.
SG&A expenses for fiscal 2018 included the following items impacting the comparability of earnings:

•	charges totaling $151.0 million related to certain litigation matters,

•	a charge of $34.9 million related to the early termination of an unfavorable lease contract,

•	expenses of $30.2 million in connection with our SCAE Plan,

•	expenses of $15.1 million associated with costs incurred for acquisitions and divestitures, and

•	charges totaling $4.8 million related to the impairment of other intangible assets.

Segment Operating Profit (Earnings before general corporate expenses, pension and postretirement non-service income, interest expense, net, income taxes, and equity method investment earnings)

($ in millions) Reporting Segment	Fiscal 2019 Operating Profit	Fiscal 2018 Operating Profit	% Inc (Dec)
Grocery & Snacks	$689.2	$724.8	(5)%
Refrigerated & Frozen	502.2	479.4	5%
International	94.5	86.5	9%
Foodservice	117.7	121.8	(3)%
Pinnacle Foods	238.2	—	100%
Grocery & Snacks operating profit for fiscal 2019 was $689.2 million, a decrease of $35.6 million, or 5%, compared to fiscal 2018. Gross profits were $55.8 million lower in fiscal 2019 than in fiscal 2018. The lower gross profit was driven by higher input costs, transportation inflation, and a reduction in profit associated with the divestiture of the Wesson® oil business, partially offset by profit contribution of acquisitions and supply chain realized productivity. The acquisition of Angie's Artisan Treats, LLC contributed $12.6 million to Grocery & Snacks gross profit in fiscal 2019, through the one-year anniversary of the acquisition. Advertising and promotion expenses for fiscal 2019 decreased by $31.3 million compared to fiscal 2018. Operating profit of the Grocery & Snacks segment was impacted by charges totaling $76.5 million in fiscal 2019 for the impairment of our Chef Boyardee® and Red Fork® brand assets and $4.0 million in fiscal 2018 for the impairment of our HK Anderson®, Red Fork®, and Salpica® brand assets. Grocery & Snacks also recognized a $33.1 million gain on the sale of our Wesson® oil business in fiscal 2019. Operating profit of the Grocery & Snacks segment included $1.0 million and $11.4 million of expenses in fiscal 2019 and 2018, respectively, related to acquisitions and divestitures and charges of $4.6 million and $14.1 million in connection with our restructuring plans in fiscal 2019 and 2018, respectively.
Refrigerated & Frozen operating profit for fiscal 2019 was $502.2 million, an increase of $22.8 million, or 5%, compared to fiscal 2018. Gross profits were $19.6 million lower in fiscal 2019 than in fiscal 2018, driven by increased input costs and transportation inflation, partially offset by supply chain realized productivity. Advertising and promotion expenses for fiscal 2019 decreased by $24.6 million compared to fiscal 2018. Operating profit of the Refrigerated & Frozen segment included a gain of $23.1 million in fiscal 2019 related to the sale of our Italian-based frozen pasta business, Gelit.
International operating profit for fiscal 2019 was $94.5 million, an increase of $8.0 million, or 9%, compared to fiscal 2018. Gross profits were flat in fiscal 2019 compared to fiscal 2018. Included in the International segment fiscal 2019 operating profit was a gain of $13.2 million related to the sale of our Del Monte® processed fruit and vegetable business in Canada, charges of $13.1 million for the impairment of our Aylmer® and Sundrop® brand assets, and charges of $2.9 million related to divestitures. In addition, operating profit was impacted by charges of $1.9 million and $1.5 million in connection with our restructuring plans, in fiscal 2019 and 2018, respectively.
Foodservice operating profit for fiscal 2019 was $117.7 million, a decrease of $4.1 million, or 3%, compared to fiscal 2018. Gross profits were $8.5 million lower in fiscal 2019 than in fiscal 2018, due to lower volume (including the sale of our Trenton, Missouri production facility) and higher input costs, partially offset by supply chain realized productivity.
Pinnacle Foods operating profit for fiscal 2019 (reflecting 213 days of Conagra Brands ownership) was $238.2 million. Operating profit for Pinnacle Foods during fiscal 2019 included incremental cost of goods sold of $53.0 million due to the impact of writing inventory to fair value as part of our acquisition accounting and the subsequent sale of that inventory, as well as charges of $5.9 million related to restructuring activities.
Interest Expense, Net
In fiscal 2019, net interest expense was $391.4 million, an increase of $232.7 million, or 147%, from fiscal 2018. The increase reflected the following:

•
the issuance of $7.025 billion aggregate principal amount of unsecured senior notes and borrowings of $1.30 billion under our new unsecured term loan agreement with a syndicate of financial institutions providing for a $650.0 million tranche of three-year term loans and a $650.0 million tranche of five-year term loans to the Company (the "Term Loan Agreement"), in each case in connection with the Pinnacle acquisition,

•	the repayment of a total of $900.0 million of our borrowings under the Term Loan Agreement in the third and fourth quarters of fiscal 2019,

•	the borrowing of $300.0 million under our prior term loan agreement during the fourth quarter of fiscal 2018, which borrowing was subsequently repaid in connection with the Pinnacle acquisition,

•	the issuance of $500.0 million aggregate principal amount of floating rate notes due 2020 during the second quarter of fiscal 2018,

•	the repayment of $70.0 million aggregate principal amount of outstanding senior notes in the fourth quarter of fiscal 2018, and

•	the repayment of $119.6 million aggregate principal amount of outstanding notes in the third quarter of fiscal 2018.
In addition, fiscal 2019 included $11.9 million related to the amortization of costs incurred to secure fully committed bridge financing in connection with the then-pending Pinnacle acquisition. The bridge financing was subsequently terminated in connection with our incurrence of permanent financing to fund the Pinnacle acquisition, and we recognized the remaining unamortized financing costs of $33.8 million within SG&A expenses.
Income Taxes
Our income tax expense was $218.8 million and $174.6 million in fiscal 2019 and 2018, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 24% and 18% for fiscal 2019 and 2018, respectively.
As a result of our off-calendar fiscal year end, the lower U.S. statutory federal income tax rate resulted in a blended U.S. federal statutory rate of 29.3% for the fiscal year ended May 27, 2018.
The effective tax rate in fiscal 2019 reflects the following:

•	the impact of legal entity reorganization resulting in a benefit related to undistributed foreign earnings for which the indefinite reinvestment assertion is no longer made,

•	additional tax expense on the repatriation of certain foreign earnings,

•	an adjustment of valuation allowance associated with the expected capital gains from the divestiture of the Wesson® oil and Gelit businesses,

•	additional tax expense on non-deductible facilitative costs associated with the Pinnacle acquisition,

•	a benefit recognized due to the non-taxability of the novation of a legacy guarantee,

•
a benefit recognized due to a reduction in the fair value of equity awards subject to limitations on deductibility that were issued to Pinnacle executives as replacement awards at the time of the acquisition,

•	an increase to the deemed repatriation tax liability,

•	additional tax expense due to foreign and domestic restructuring, and

•	a state tax benefit from integration of the Pinnacle business.
The effective tax rate in fiscal 2018 reflects the following:

•	the impact of the Tax Act,

•	an adjustment of valuation allowance associated with the termination of the agreement for the proposed divestiture of our Wesson® oil business,

•	an indirect cost of the pension contribution made on February 26, 2018,

•	additional expense related to the settlement of an audit of the impact of a law change in Mexico,

•
an income tax benefit allowed upon the vesting/exercise of employee stock compensation awards by our employees, beyond that which is attributable to the original fair value of the awards upon the date of grant, and

•	additional expense related to undistributed foreign earnings for which the indefinite reinvestment assertion is no longer made.

We expect our effective tax rate in fiscal 2020, exclusive of any unusual transactions or tax events, to be approximately 24%-25%.
Equity Method Investment Earnings
We include our share of the earnings of certain affiliates based on our economic ownership interest in the affiliates. Our most significant affiliate is the Ardent Mills joint venture. Our share of earnings from our equity method investment earnings were $75.8 million and $97.3 million for fiscal 2019 and 2018, respectively. Results for fiscal 2019 included a gain of $15.1 million from the sale of an asset by the Ardent Mills joint venture. In addition, Ardent Mills earnings for fiscal 2019 reflected lower commodity margins and the timing of certain customer contracts that negatively impacted performance. A benefit of $4.3 million was included in the earnings of fiscal 2018 in connection with a gain on the substantial liquidation of an international joint venture.
Results of Discontinued Operations
Our discontinued operations generated an after-tax loss of $1.9 million and a gain of $14.3 million in fiscal 2019 and 2018, respectively. During fiscal 2018, a $14.5 million income tax benefit was recorded due to an adjustment of the estimated deductibility of the costs incurred associated with effecting the Spinoff of Lamb Weston.
Earnings Per Share
Diluted earnings per share in fiscal 2019 were $1.52, including earnings of $1.53 per diluted share from continuing operations and a loss of $0.01 per diluted share from discontinued operations. Diluted earnings per share in fiscal 2018 were $1.98, including earnings of $1.95 per diluted share from continuing operations and $0.03 per diluted share from discontinued operations. See "Items Impacting Comparability" above as several significant items affected the comparability of year-over-year results of operations.
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
Grocery & Snacks net sales for fiscal 2018 were $3.29 billion, an increase of $78.2 million, or 2%, compared to fiscal 2017. Results reflected a decrease in volumes of approximately 2% in fiscal 2018 compared to the prior-year period, excluding the impact of acquisitions. The decrease in sales volumes reflected a reduction in promotional intensity, planned discontinuation of certain lower-performing products, retailer inventory reductions, which were higher than anticipated, and deliberate actions to optimize distribution on certain lower-margin products, consistent with the Company's value over volume strategy. Price/mix was flat compared to the prior-year period as favorable mix improvements from recent innovation and higher net pricing nearly offset continued investments in retailer marketing to drive brand saliency, enhanced distribution, and consumer trial. The acquisition of Angie's Artisan Treats, LLC contributed $68.1 million to Grocery & Snacks net sales during fiscal 2018. The Frontera acquisition contributed $8.6 million and the Thanasi acquisition contributed $66.5 million to Grocery & Snacks net sales during fiscal 2018 through the one-year anniversaries of the acquisitions. The Frontera and Thanasi acquisitions occurred in September 2016 and April 2017, respectively.
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
Foodservice net sales for fiscal 2018 were $1.05 billion, a decrease of $23.5 million, or 2%, compared to fiscal 2017. Results for fiscal 2018 reflected an 11% decrease in volume, partially offset by a 9% increase in price/mix compared to fiscal 2017. The decrease in volumes compared to the prior year primarily reflected the impact of exiting a non-core business, the planned discontinuation of certain lower-performing businesses, and softness in certain categories. The increase in price/mix for fiscal 2018 reflected favorable product and customer mix, the impact of inflation-driven increases in pricing, and the execution of the segment's value over volume strategy.
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
SG&A Expenses (Includes general corporate expenses)
SG&A expenses totaled $1.40 billion for fiscal 2018, a decrease of $75.6 million compared to fiscal 2017. SG&A expenses for fiscal 2018 reflected the following:
Items impacting comparability of earnings

•	charges totaling $151.0 million related to certain litigation matters,

•	a charge of $34.9 million related to the early termination of an unfavorable lease contract,

•	expenses of $30.2 million in connection with our SCAE Plan,

•	expenses of $15.1 million associated with costs incurred for acquisitions and divestitures, and

•	charges totaling $4.8 million related to the impairment of other intangible assets.
Other changes in expenses compared to fiscal 2017

•	a decrease in advertising and promotion expense of $49.7 million,

•	a decrease in transaction services agreement income of $18.3 million,

•	a decrease in incentive compensation expense of $14.6 million,

•	a decrease in stock-based compensation expense of $10.4 million,

•	a decrease in contract services of $9.4 million,

•	a decrease in charitable contributions of $6.7,

•	a decrease in pension and postretirement service expense of $4.2 million,

•	an increase in salaries expense of $19.4 million, and

•	an increase in self-insured workers' compensation and product liability expense of $7.0 million.

SG&A expenses for fiscal 2017 included the following items impacting the comparability of earnings:

•	charges totaling $237.1 million related to the impairment of goodwill and other intangible assets, primarily in the International segment,

•	gains totaling $197.4 million, from the divestiture of the Spicetec and JM Swank businesses,

•	charges totaling $93.3 million related to the early retirement of debt,

•	a charge of $67.1 million related to the impairment of the Chef Boyardee® brand intangible,

•	expenses of $46.4 million in connection with our SCAE Plan,

•
charges of $30.9 million related to the planned divestiture of our Wesson® oil business, including an impairment charge of $27.6 million related to the production assets of the business that were not initially included in the assets held for sale, and

•	a benefit of $5.7 million in connection with a legal matter.
Segment Operating Profit (Earnings before general corporate expenses, pension and postretirement non-service income, interest expense, net, income taxes, and equity method investment earnings)

($ in millions) Reporting Segment	Fiscal 2018 Operating Profit	Fiscal 2017 Operating Profit	% Inc (Dec)
Grocery & Snacks	$724.8	$655.4	11%
Refrigerated & Frozen	479.4	445.8	8%
International	86.5	(168.9)	N/A
Foodservice	121.8	105.1	16%
Commercial	—	202.6	(100)%
Grocery & Snacks operating profit for fiscal 2018 was $724.8 million, an increase of $69.4 million, or 11%, compared to fiscal 2017. Gross profits were $21.9 million lower in fiscal 2018 than in fiscal 2017. The lower gross profit was driven by investments with retailers (i.e., trade spending reflected as a reduction of net sales), as well as higher input costs and transportation expenses, partially offset by supply chain realized productivity. The Frontera acquisition, Thanasi acquisition, and the acquisition of Angie's Artisan Treats, LLC, which occurred in September 2016, April 2017, and October 2017, respectively, contributed $47.4 million to Grocery & Snacks gross profit during fiscal 2018 through the one-year anniversaries of the acquisitions (if reached). Advertising and promotion expenses for fiscal 2018 decreased by $19.5 million compared to fiscal 2017. Operating profit of the Grocery & Snacks segment was impacted by charges totaling $4.0 million in fiscal 2018 for the impairment of our HK Anderson®, Red Fork®, and Salpica® brand assets and $68.3 million in fiscal 2017 primarily for the impairment of our Chef Boyardee® brand asset. Grocery & Snacks also incurred $11.4 million of expenses in fiscal 2018 related to acquisitions and divestitures, charges of $31.4 million in fiscal 2017 related to the pending divestiture of the Wesson® oil business, and charges of $14.1 million and $23.6 million in connection with our restructuring plans in fiscal 2018 and 2017, respectively.
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
Income Taxes
Our income tax expense was $174.6 million and $254.7 million in fiscal 2018 and 2017, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 18% for fiscal 2018 and 32% for fiscal 2017.
The Tax Act was enacted into law on December 22, 2017. The changes to U.S. tax law include, but are not limited to:
•reducing the federal statutory income tax rate from 35% to 21%, effective January 1, 2018;
•eliminating the deduction for domestic manufacturing activities, which began impacting us in fiscal 2019;
•requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries;

•	repealing the exception for deductibility of performance-based compensation to covered employees, along with expanding the number of covered employees;
•allowing immediate expensing of machinery and equipment contracted for purchase after September 27, 2017; and

•
changing taxation of multinational companies, including a new minimum tax on Global Intangible Low-Taxed Income, a new Base Erosion Anti-Abuse Tax, and a new U.S. corporate deduction for Foreign-Derived Intangible Income, all of which became effective for us beginning in 2019.

As a result of our off-calendar fiscal year-end, the lower U.S. statutory federal income tax rate resulted in a blended U.S. federal statutory rate of 29.3% for the fiscal year ended May 27, 2018. Our federal statutory rate was 21% in fiscal 2019.
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
At May 26, 2019, we had a revolving credit facility (the "Revolving Credit Facility") with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $1.6 billion (subject to increase to a maximum aggregate principal amount of $2.1 billion with the consent of the lenders). We have historically used a credit facility principally as a back-up for our commercial paper program. As of May 26, 2019, there were no outstanding borrowings under the Revolving Credit Facility.
At May 26, 2019, we had no amounts outstanding under our commercial paper program. The highest level of borrowings during fiscal 2019 was $408.7 million. As of May 27, 2018, we had $277.0 million outstanding under our commercial paper program.
On October 22, 2018, in connection with the Pinnacle acquisition, we issued senior unsecured notes in the aggregate principal amount of $7.025 billion. These notes were issued in seven tranches: floating rate senior notes due October 22, 2020 in an aggregate principal amount of $525.0 million with an interest equal to three-month LIBOR plus 0.75%; 3.8% senior notes due October 22, 2021 in an aggregate principal amount of $1.2 billion; 4.3% senior notes due May 1, 2024 in an aggregate principal amount of $1.0 billion; 4.6% senior notes due November 1, 2025 in an aggregate principal amount of $1.0 billion; 4.85% senior notes due November 1, 2028 in an aggregate principal amount of $1.3 billion; 5.3% senior notes due November 1, 2038 in an aggregate principal amount of $1.0 billion; and 5.4% senior notes due November 1, 2048 in an aggregate principal amount of $1.0 billion.

On October 26, 2018, in connection with the Pinnacle acquisition, we borrowed $1.3 billion under our Term Loan Agreement. The three-year tranche loans mature on October 26, 2021, and the five-year tranche loans mature on October 26, 2023. The term loans bear interest at, at the Company's election, either (a) LIBOR plus a percentage spread (ranging from 1% to 1.625% for three-year tranche loans and 1.125% to 1.75% for five-year tranche loans) based on the Company's senior unsecured long-term indebtedness ratings or (b) the alternate base rate, described in the Term Loan Agreement as the greatest of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, and (iii) one-month LIBOR plus 1.00%, plus a percentage spread (ranging from 0% to 0.625% for three-year tranche loans and 0.125% to 0.75% for five-year tranche loans) based on the Company's senior unsecured long-term indebtedness ratings.

The Company may voluntarily prepay term loans under the Term Loan Agreement, in whole or in part, without penalty, subject to certain conditions. During fiscal 2019, we repaid $900.0 million of our borrowings under the Term Loan Agreement, which consisted of $450.0 million of the three-year tranche loans and $450.0 million of the five-year tranche loans. Subsequent to fiscal 2019, we repaid an additional $100.0 million of the three-year tranche loans and $100.0 million of the five-year tranche loans.

The Revolving Credit Facility and the Term Loan Agreement generally require that our ratio of EBITDA (earnings before interest, taxes, depreciation, and amortization) to interest expense not be less than 3.0 to 1.0 and our ratio of funded debt to EBITDA not exceed certain decreasing specified levels, ranging from 5.875 through the first quarter of fiscal 2020 to 3.75 from the second quarter of fiscal 2023 and thereafter. Each ratio is to be calculated on a rolling four-quarter basis. As of May 26, 2019, we were in compliance with these financial covenants.
As of the end of fiscal 2019, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the Revolving Credit Facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult, or impossible.

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
We repurchase shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. The Company plans to repurchase shares under its authorized program only at times and in amounts as are consistent with the prioritization of achieving its leverage targets. The Company's total remaining share repurchase authorization as of May 26, 2019, was $1.41 billion.
On April 16, 2019, we announced that our Board of Directors authorized a quarterly dividend payment of $0.2125 per share, which was paid on May 31, 2019 to shareholders of record as of the close of business on April 30, 2019. Subject to market and other conditions and the approval of our Board of Directors, we intend to maintain our quarterly dividend at the current annual rate of $0.85 per share during fiscal 2020.
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
Cash Flows
In fiscal 2019, we generated $108.6 million of cash, which was the net result of $1.13 billion generated from operating activities, $5.17 billion used in investing activities, $4.15 billion generated from financing activities, and a decrease of $0.7 million due to the effects of changes in foreign currency exchange rates.
Cash generated from operating activities of continuing operations totaled $1.11 billion in fiscal 2019, as compared to $919.7 million generated in fiscal 2018. The increase in operating cash flows was primarily the net result of decreased pension plan payments, additional cash generated from Pinnacle operations since the Pinnacle acquisition, proceeds from the settlement of interest rate swaps in fiscal 2019, reduced tax payments, and changes in working capital, partially offset by increased interest payments and costs associated with the Pinnacle acquisition. Pension plan payments in fiscal 2018 included a voluntary contribution totaling $300.0 million. Net income tax payment reductions totaling $30.3 million were impacted by corporate tax rate reductions resulting from the Tax Act signed into law during the third quarter of fiscal 2018. Interest payments increased by $211.1 million resulting from debt issued in connection with the Pinnacle acquisition and the repayment of amounts accrued by Pinnacle prior to the acquisition.
Cash used in investing activities of continuing operations totaled $5.17 billion in fiscal 2019 compared to $576.2 million in fiscal 2018. Investing activities of continuing operations of fiscal 2019 consisted primarily of the purchase of Pinnacle for $5.12 billion, net of cash acquired, capital expenditures of $353.1 million, and proceeds from the divestiture of our Del Monte® processed fruit and vegetable business, our Wesson® oil business, and our Italian-based frozen pasta business, Gelit, for combined proceeds of $281.5 million, net of cash divested. Investing activities in fiscal 2018 consisted mainly of the purchases of the Sandwich Bros. of Wisconsin® business and Angie's Artisan Treats, LLC for a total of $337.1 million, net of cash acquired, and capital expenditures totaling $251.6 million.
Cash generated from financing activities of continuing operations totaled $4.15 billion in fiscal 2019 compared to $506.9 million used in financing activities of continuing operations in fiscal 2018. During fiscal 2019, in connection with the Pinnacle acquisition, we issued long-term debt that generated $8.31 billion in gross proceeds and issued common stock for net proceeds of $555.7 million. This was reduced by debt issuance costs and bridge financing fees totaling $95.2 million. We repaid $3.97 billion of long-term debt, reduced our short-term borrowings mainly related to our commercial paper program by $277.3 million, and paid cash dividends of $356.2 million. Financing activities of continuing operations in fiscal 2018 consisted principally of common stock repurchases totaling $967.3 million, gross proceeds from the issuance of long-term debt totaling

$800.0 million, cash dividends paid of $342.3 million, repayments of long-term debt of $242.3 million, and a net increase in short-term borrowings of $249.1 million.
The Company had cash and cash equivalents of $236.6 million at May 26, 2019 and $128.0 million at May 27, 2018, of which $144.8 million at May 26, 2019, and $121.6 million at May 27, 2018, was held in foreign countries. We believe that our foreign subsidiaries have invested or will invest any undistributed earnings indefinitely, or that any undistributed earnings will be remitted in a tax-neutral transaction, and, therefore, do not provide deferred taxes on the cumulative undistributed earnings of our foreign subsidiaries.
Our preliminary estimate of capital expenditures for fiscal 2020 is approximately $400 million.
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
Variable Interest Entities Not Consolidated
We lease or leased certain office buildings from entities that we have determined to be variable interest entities. The lease agreements with these entities include fixed-price purchase options for the assets being leased. The lease agreements also contain contingent put options (the "lease put options") that allow or allowed the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease agreement in place (the "put price") in certain limited circumstances. As a result of substantial impairment charges related to our divested Private Brands operations, these lease put options became exercisable. We are amortizing the difference between the put price and the estimated fair value (without a lease agreement in place) of the property over the remaining lease term within SG&A expenses. During fiscal 2018, we purchased two buildings that were subject to lease put options and recognized net losses totaling $48.2 million for the early exit of unfavorable lease contracts. During fiscal 2017, one of these lease agreements expired, and we reversed the applicable accrual and recognized a benefit of $6.7 million in SG&A expenses.
As of May 26, 2019 and May 27, 2018, there was one remaining leased building subject to a lease put option for which the put option price exceeded the estimated fair value of the property by $8.2 million, of which we had accrued $1.6 million and $1.2 million, respectively. This lease is accounted for as an operating lease, and accordingly, there are no material assets and liabilities, other than the accrued portion of the put price, associated with this entity included in the Consolidated Balance Sheets. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this entity. In making this determination, we have considered, among other items, the terms of the lease agreement, the expected remaining useful life of the asset leased, and the capital structure of the lessor entity.

OBLIGATIONS AND COMMITMENTS
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt, notes payable, and capital lease obligations, which totaled $10.72 billion as of May 26, 2019, were recognized as liabilities in our Consolidated Balance Sheets. Operating lease obligations and unconditional purchase obligations, which totaled $1.75 billion as of May 26, 2019, were not recognized as liabilities in our Consolidated Balance Sheets, in accordance with U.S. GAAP.

A summary of our contractual obligations as of May 26, 2019, was as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$10,556.6	$—	$2,747.6	$2,287.0	$5,522.0
Capital lease obligations	165.4	20.6	41.0	29.4	74.4
Operating lease obligations	312.6	52.1	86.4	59.7	114.4
Purchase obligations[1] and other contracts	1,483.5	1,195.3	223.4	53.2	11.6
Notes payable	1.0	1.0	—	—	—
Total	$12,519.1	$1,269.0	$3,098.4	$2,429.3	$5,722.4
1 Amount includes open purchase orders and agreements, some of which are not legally binding and/or may be cancellable. Such agreements are generally settleable in the ordinary course of business in less than one year.
We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted-average coupon interest rate of the long-term debt obligations outstanding as of May 26, 2019, was approximately 4.7%.
As of May 26, 2019, we had aggregate unfunded pension and postretirement benefit obligations totaling $131.7 million and $87.8 million, respectively. These amounts are not included in the table above as the unfunded obligations are remeasured each fiscal year, thereby resulting in our inability to accurately predict the ultimate amount and timing of any future required contributions to such plans. Based on current statutory requirements, we are not obligated to fund any amount to our qualified pension plans during the next twelve months. We estimate that we will make payments of approximately $14.2 million and $10.8 million over the next twelve months to fund our pension and postretirement plans, respectively. See Note 19 "Pension and Postretirement Benefits" to the consolidated financial statements and "Critical Accounting Estimates - Employment Related Benefits" contained in this report for further discussion of our pension obligations and factors that could affect estimates of this liability.
As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with U.S. GAAP, such commercial commitments are not recognized as liabilities in our Consolidated Balance Sheets. As of May 26, 2019, we had other commercial commitments totaling $5.3 million, of which $3.7 million expire in less than one year and $1.6 million expire in one to three years.
In addition to the other commercial commitments, as of May 26, 2019, we had $56.4 million of standby letters of credit issued on our behalf. These standby letters of credit are primarily related to our self-insured workers compensation programs and are not reflected in our Consolidated Balance Sheets.
In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases resulting from the divestiture of the JM Swank business completed in the first quarter of fiscal 2017. As of May 26, 2019, the remaining terms of these arrangements did not exceed four years and the maximum amount of future payments we have guaranteed was $1.2 million. In addition, we guarantee a lease resulting from an exited facility. As of May 26, 2019, the remaining term of this arrangement did not exceed eight years and the maximum amount of future payments we have guaranteed was $19.1 million.
We also guarantee an obligation of the Lamb Weston business pursuant to a guarantee arrangement that existed prior to the Spinoff and remained in place following completion of the Spinoff until such guarantee obligation is substituted for guarantees issued by Lamb Weston. Pursuant to the separation and distribution agreement, dated as of November 8, 2016 (the "Separation Agreement"), between us and Lamb Weston, this guarantee arrangement is deemed a liability of Lamb Weston that was transferred to Lamb Weston as part of the Spinoff. Accordingly, in the event that we are required to make any payments as a result of this guarantee arrangement, Lamb Weston is obligated to indemnify us for any such liability, reduced by any insurance proceeds received by us, in accordance with the terms of the indemnification provisions under the Separation Agreement.
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
The obligations and commitments tables above do not include any reserves for uncertainties in income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at May 26, 2019 was $44.1 million. The net amount of unrecognized tax benefits at May 26, 2019, that, if recognized, would favorably impact our effective tax rate was $37.3 million. Recognition of these tax benefits would have a favorable impact on our effective tax rate.

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
Marketing Costs—We offer various forms of trade promotions which are mostly recorded as a reduction in revenue. The methodologies for determining these provisions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. Our promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in-store displays and events, feature price discounts, consumer coupons, and loyalty programs. The costs of these activities are recognized as a reduction of revenue at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs, therefore, requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. Differences between estimated expense and actual redemptions are recognized as a change in management estimate in a subsequent period.
We have recognized trade promotion liabilities of $143.6 million as of May 26, 2019. Changes in the assumptions used in estimating the cost of any individual customer marketing program would not result in a material change in our results of operations or cash flows.
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
Further information on income taxes is provided in Note 15 "Pre-tax Income and Income Taxes" to the consolidated financial statements contained in this report.
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
We have recognized a reserve of approximately $56.8 million for environmental liabilities as of May 26, 2019. The reserve for each site is determined based on an assessment of the most likely required remedy and a related estimate of the costs required to effect such remedy.
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
We have recognized a pension liability of $192.9 million and $171.5 million, a postretirement liability of $90.6 million and $118.2 million, and a workers' compensation liability of $61.1 million and $39.4 million, as of the end of fiscal 2019 and 2018, respectively. We also have recognized a pension asset of $61.2 million and $103.0 million as of the end of fiscal 2019 and 2018, respectively, as certain individual plans of the Company had a positive funded status.
We recognize cumulative changes in the fair value of pension plan assets and net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plan's projected benefit obligation ("the corridor") in current period expense annually as of our measurement date, which is our fiscal year-end, or when measurement is required otherwise under U.S. GAAP.
We recognized pension benefit, including activities of discontinued operations, from Company plans of $22.7 million, $56.1 million, and $12.9 million in fiscal 2019, 2018, and 2017, respectively. Such amounts reflect the year-end write-off of actuarial losses in excess of 10% of our pension liability of $5.1 million, $3.4 million, and $1.2 million in fiscal 2019, 2018, and 2017, respectively. This also reflected expected returns on plan assets of $174.4 million, $218.3 million, and $207.4 million in fiscal 2019, 2018, and 2017, respectively. We contributed $14.7 million, $312.6 million, and $163.0 million to the pension plans of our continuing operations in fiscal 2019, 2018, and 2017, respectively. We anticipate contributing approximately $14.2 million to our pension plans in fiscal 2020.
One significant assumption for pension plan accounting is the discount rate. We use a spot-rate approach, discussed above. This approach focuses on measuring the service cost and interest cost components of net periodic benefit cost by using individual spot rates derived from a high-quality corporate bond yield curve and matched with separate cash flows for each future year instead of a single weighted-average discount rate approach.
Based on this information, the discount rate selected by us for determination of pension expense was 4.15% for fiscal 2019, 3.90% for fiscal 2018, and 3.83% for fiscal 2017. We selected a weighted-average discount rate of 4.04% and 3.51% for determination of service and interest expense, respectively, for fiscal 2020. A 25 basis point increase in our discount rate assumption as of the end of fiscal 2019 would have resulted in an increase of $4.0 million in our pension expense for fiscal 2019. A 25 basis point decrease in our discount rate assumption as of the end of fiscal 2019 would have resulted in a decrease of $4.3 million in our pension expense for fiscal 2019. For our year-end pension obligation determination, we selected discount rates of 3.88% and 4.14% for fiscal years 2019 and 2018, respectively.
Another significant assumption used to account for our pension plans is the expected long-term rate of return on plan assets. In developing the assumed long-term rate of return on plan assets for determining pension expense, we consider long-term historical returns (arithmetic average) of the plan's investments, the asset allocation among types of investments, estimated long-term returns by investment type from external sources, and the current economic environment. Based on this information, we selected 5.17% for the weighted-average expected long-term rate of return on plan assets for determining our fiscal 2019 pension expense. A 25 basis point increase/decrease in our weighted-average expected long-term rate of return assumption as of the beginning of fiscal 2019 would decrease/increase annual pension expense for our pension plans by $8.2 million. We selected a weighted-average expected rate of return on plan assets of 4.77% to be used to determine our pension expense for fiscal 2020. A 25 basis point increase/decrease in our expected long-term rate of return assumption as of the beginning of fiscal 2020 would decrease/increase annual pension expense for our pension plans by $8.8 million.
During fiscal 2018, we approved an amendment of our salaried and non-qualified pension plans. The amendment froze the compensation and service periods used to calculate pension benefits for active employees who participate in those plans. As a result of this amendment, we changed our salaried and non-qualified pension asset investment strategy to align our related pension plan assets with our projected benefit obligation to reduce volatility.
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
We also provide certain postretirement health care benefits. We recognized postretirement benefit expense (benefit) of $(1.3) million, $0.7 million, and $(1.2) million in fiscal 2019, 2018, and 2017, respectively. We reflected liabilities of $90.6 million and $118.2 million in our balance sheets as of May 26, 2019 and May 27, 2018, respectively. We anticipate contributing approximately $10.8 million to our postretirement health care plans in fiscal 2020.
The postretirement benefit expense and obligation are also dependent on our assumptions used for the actuarially determined amounts. These assumptions include discount rates (discussed above), health care cost trend rates, inflation rates, retirement rates, mortality rates (also discussed above), and other factors. The health care cost trend assumptions are developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends. Assumed inflation rates are based on an evaluation of external market indicators. Retirement and mortality rates are based primarily on actual plan experience. The discount rate we selected for determination of postretirement expense was 3.81% for fiscal 2019, 3.33% for fiscal 2018, and 3.18% for fiscal 2017. We have selected a weighted-average discount rate of 3.48% for determination of postretirement expense for fiscal 2020. A 25 basis point increase/decrease in our discount rate assumption as of the beginning of fiscal 2018 would not have resulted in a material change to postretirement expense for our plans. We have assumed the initial year increase in cost of health care to be 7.20%, with the trend rate decreasing to 4.5% by 2024. A one percentage point change in the assumed health care cost trend rate would have the following effects:

($ in millions)	One Percent Increase	One Percent Decrease
Effect on total service and interest cost	$0.1	$(0.1)
Effect on postretirement benefit obligation	1.5	(1.3)
We provide workers' compensation benefits to our employees. The measurement of the liability for our cost of providing these benefits is largely based upon actuarial analysis of costs. One significant assumption we make is the discount rate used to calculate the present value of our obligation. The weighted-average discount rate used at May 26, 2019 was 2.48%. A 25 basis point increase/decrease in the discount rate assumption would not have a material impact on workers' compensation expense or the liability.

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
If we perform a quantitative impairment test in evaluating impairment of our indefinite lived brands/trademarks, we utilize a "relief from royalty" methodology. The methodology determines the fair value of each brand through use of a discounted cash flow model that incorporates an estimated "royalty rate" we would be able to charge a third party for the use of the particular brand. When determining the future cash flow estimates, we estimate future net sales and a fair market royalty rate for each applicable brand and an appropriate discount rate to measure the present value of the anticipated cash flows. Estimating future net sales requires significant judgment by management in such areas as future economic conditions, product pricing, and consumer trends. In determining an appropriate discount rate to apply to the estimated future cash flows, we consider the current interest rate environment and our estimated cost of capital.
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
As of May 26, 2019, we have goodwill of $11.50 billion, indefinite-lived intangibles of $3.68 billion, and definite-lived intangibles of $983.4 million. The amount of goodwill and intangibles increased significantly during fiscal 2019 as a result of the Pinnacle acquisition. During fiscal 2020, as part of our organizational realignment and integration activities, we intend to allocate Pinnacle intangibles to the applicable Conagra reporting units. Historically, we have experienced impairments in brand intangibles and goodwill as a result of declining sales and other economic conditions.  For instance, in fiscal 2019 we recorded total intangibles impairments of $89.6 million, primarily related to our Chef Boyardee® brand intangible. With the addition of Pinnacle intangibles, we have significant indefinite-lived brand intangibles such as Birds Eye®, Duncan Hines®, and Wishbone®, among others, that were recorded at fair value in purchase accounting. Accordingly, we could be more susceptible to impairment charges in the future if our long-term sales forecasts and other assumptions change as a result of lower than expected performance or other economic conditions. We currently believe that the fair value of each intangible asset equals or exceeds its carrying value.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases, Topic 842, which requires lessees to reflect most leases on their balance sheet as assets and obligations. The effective date for the standard is for fiscal years beginning after December 15, 2018. Early adoption is permitted. We are evaluating the effect that this standard will have on our consolidated financial statements and related disclosures. We have identified an accounting system to support the future state lease accounting process and continue to develop the future state process design as part of the overall system implementation. We have populated the accounting system with lease data and have validated the completeness and accuracy of such data. We expect the adoption of this standard to result in an increase in total assets and liabilities related to operating leases that are currently not recorded on our consolidated balance sheet, however, we do not expect there to be a material impact to our earnings or cash flows. See Note 16 "Leases" to the consolidated financial statements contained in this report for the total amount of our noncancelable operating lease commitments. The standard can be applied using the modified retrospective method or entities may also elect the optional transition method provided under ASU 2018-11, Leases, Topic 842: Targeted Improvement, issued in July 2018, allowing for application of the standard at the adoption date, with recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We will adopt this ASU on the first day of our fiscal year 2020 using the optional transition method and will elect certain practical expedients permitted under the transition guidance, including not reassessing whether existing contracts contain leases and carrying forward the historical classification of leases.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The principal market risks affecting us during fiscal 2019 and 2018 were exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.
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
As of May 26, 2019 and May 27, 2018, the fair value of our long-term debt (including current installments) was estimated at $11.24 billion and $3.76 billion, respectively, based on current market rates. As of May 26, 2019 and May 27, 2018, a 1% increase in interest rates would decrease the fair value of our fixed rate debt by approximately $637.7 million and $168.1 million, respectively, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $724.7 million and $185.7 million, respectively.
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
Value-at-Risk (VaR)
We employ various tools to monitor our derivative risk, including value-at-risk ("VaR") models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95% confidence level. Accordingly, in any given one-day time period, losses greater than the amounts included in the table below are expected to occur only 5% of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, and foreign exchange positions for fiscal 2019 and 2018.

	Fair Value Impact
In Millions	Average During the Fiscal Year Ended May 26, 2019	Average During the Fiscal Year Ended May 27, 2018
Processing Activities
Energy commodities	$0.4	$0.2
Agriculture commodities	0.4	0.4
Other commodities	0.1	—
Foreign exchange	0.7	0.7

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Conagra Brands, Inc. and Subsidiaries
Consolidated Statements of Operations
(in millions, except per share amounts)

	For the Fiscal Years Ended May
	2019	2018	2017
Net sales	$9,538.4	$7,938.3	$7,826.9
Costs and expenses:
Cost of goods sold	6,885.4	5,586.8	5,483.1
Selling, general and administrative expenses	1,473.4	1,398.4	1,474.0
Pension and postretirement non-service income	(35.1)	(80.4)	(55.2)
Interest expense, net	391.4	158.7	195.5
Income from continuing operations before income taxes and equity method investment earnings	823.3	874.8	729.5
Income tax expense	218.8	174.6	254.7
Equity method investment earnings	75.8	97.3	71.2
Income from continuing operations	680.3	797.5	546.0
Income (loss) from discontinued operations, net of tax	(1.9)	14.3	102.0
Net income	$678.4	$811.8	$648.0
Less: Net income attributable to noncontrolling interests	0.1	3.4	8.7
Net income attributable to Conagra Brands, Inc.	$678.3	$808.4	$639.3
Earnings per share — basic
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$1.53	$1.97	$1.26
Income from discontinued operations attributable to Conagra Brands, Inc. common stockholders	—	0.03	0.22
Net income attributable to Conagra Brands, Inc. common stockholders	$1.53	$2.00	$1.48
Earnings per share — diluted
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$1.53	$1.95	$1.25
Income (loss) from discontinued operations attributable to Conagra Brands, Inc. common stockholders	(0.01)	0.03	0.21
Net income attributable to Conagra Brands, Inc. common stockholders	$1.52	$1.98	$1.46
The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in millions)

	For the Fiscal Years Ended May
	2019			2018			2017
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income	$900.0	$(221.6)	$678.4	$972.3	$(160.5)	$811.8	$989.2	$(341.2)	$648.0
Other comprehensive income:
Derivative adjustments:
Unrealized derivative adjustments	45.5	(11.4)	34.1	2.9	(0.9)	2.0	(1.0)	0.4	(0.6)
Reclassification for derivative adjustments included in net income	(1.9)	0.5	(1.4)	0.1	—	0.1	(0.2)	0.1	(0.1)
Unrealized gains on available-for-sale securities	—	—	—	1.1	(0.3)	0.8	0.5	(0.2)	0.3
Currency translation adjustment:
Unrealized currency translation gains (losses)	(10.2)	—	(10.2)	0.8	(0.1)	0.7	(13.6)	0.2	(13.4)
Reclassification for currency translation losses included in net income	10.4	—	10.4	—	—	—	—	—	—
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	(43.8)	10.9	(32.9)	157.3	(45.0)	112.3	209.2	(80.6)	128.6
Reclassification for pension and post-employment benefit obligations included in net income	(1.5)	0.4	(1.1)	0.9	(0.2)	0.7	10.4	(4.0)	6.4
Comprehensive income	898.5	(221.2)	677.3	1,135.4	(207.0)	928.4	1,194.5	(425.3)	769.2
Comprehensive income (loss) attributable to noncontrolling interests	(1.7)	(0.1)	(1.8)	0.7	(1.2)	(0.5)	12.6	(0.7)	11.9
Comprehensive income attributable to Conagra Brands, Inc.	$900.2	$(221.1)	$679.1	$1,134.7	$(205.8)	$928.9	$1,181.9	$(424.6)	$757.3
The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	May 26, 2019	May 27, 2018
ASSETS
Current assets
Cash and cash equivalents	$236.6	$128.0
Receivables, less allowance for doubtful accounts of $3.3 and $1.7	831.7	569.4
Inventories	1,571.7	988.7
Prepaid expenses and other current assets	93.8	184.9
Current assets held for sale	—	67.9
Total current assets	2,733.8	1,938.9
Property, plant and equipment
Land and land improvements	144.1	107.1
Buildings, machinery and equipment	4,013.9	3,205.9
Furniture, fixtures, office equipment and other	678.2	610.2
Construction in progress	173.9	85.3
	5,010.1	4,008.5
Less accumulated depreciation	(2,614.8)	(2,419.0)
Property, plant and equipment, net	2,395.3	1,589.5
Goodwill	11,499.6	4,487.4
Brands, trademarks and other intangibles, net	4,661.4	1,282.8
Other assets	915.5	906.3
Noncurrent assets held for sale	8.2	184.6
	$22,213.8	$10,389.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$1.0	$277.3
Current installments of long-term debt	20.6	307.0
Accounts payable	1,255.3	905.3
Accrued payroll	174.1	161.7
Other accrued liabilities	691.6	671.0
Current liabilities held for sale	—	13.9
Total current liabilities	2,142.6	2,336.2
Senior long-term debt, excluding current installments	10,459.8	3,035.6
Subordinated debt	195.9	195.9
Other noncurrent liabilities	1,951.8	1,060.8
Noncurrent liabilities held for sale	—	4.4
Total liabilities	14,750.1	6,632.9
Commitments and contingencies (Note 17)
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 584,219,229	2,921.2	2,839.7
Additional paid-in capital	2,286.0	1,180.0
Retained earnings	5,047.9	4,744.9
Accumulated other comprehensive loss	(110.3)	(110.5)
Less treasury stock, at cost, 98,133,747 and 177,078,193 common shares	(2,760.2)	(4,977.9)
Total Conagra Brands, Inc. common stockholders' equity	7,384.6	3,676.2
Noncontrolling interests	79.1	80.4
Total stockholders' equity	7,463.7	3,756.6
	$22,213.8	$10,389.5
The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries
Consolidated Statements of Common Stockholders' Equity
(in millions)

	Conagra Brands, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 29, 2016	567.9	$2,839.7	$1,136.3	$3,218.3	$(344.5)	$(3,136.2)	$81.2	$3,794.8
Stock option and incentive plans			36.4	(1.3)		81.3		116.4
Adoption of ASU 2016-09				(3.9)				(3.9)
Spinoff of Lamb Weston				783.3	13.6			796.9
Currency translation adjustment, net					(16.6)		3.2	(13.4)
Repurchase of common shares						(1,000.0)		(1,000.0)
Unrealized gain on securities					0.3			0.3
Derivative adjustment, net of reclassification adjustment					(0.7)			(0.7)
Activities of noncontrolling interests			(0.8)				2.6	1.8
Pension and postretirement healthcare benefits					135.0			135.0
Dividends declared on common stock; $0.90 per share				(388.7)				(388.7)
Net income attributable to Conagra Brands, Inc.				639.3				639.3
Balance at May 28, 2017	567.9	2,839.7	1,171.9	4,247.0	(212.9)	(4,054.9)	87.0	4,077.8
Stock option and incentive plans			10.0	(0.8)		44.3	0.2	53.7
Spinoff of Lamb Weston				14.8				14.8
Adoption of ASU 2018-02				17.4	(17.4)			—
Currency translation adjustment, net					4.6		(3.9)	0.7
Repurchase of common shares						(967.3)		(967.3)
Unrealized gain on securities					0.8			0.8
Derivative adjustment, net of reclassification adjustment					2.1			2.1
Activities of noncontrolling interests			(1.9)		(0.7)		(2.9)	(5.5)
Pension and postretirement healthcare benefits					113.0			113.0
Dividends declared on common stock; $0.85 per share				(341.9)				(341.9)
Net income attributable to Conagra Brands, Inc.				808.4				808.4
Balance at May 27, 2018	567.9	2,839.7	1,180.0	4,744.9	(110.5)	(4,977.9)	80.4	3,756.6
Stock option and incentive plans			(6.7)	0.1		39.6	0.1	33.1
Adoption of ASU 2016-01				0.6	(0.6)			—
Adoption of ASU 2014-09				0.5				0.5
Currency translation adjustment, net					2.1		(1.9)	0.2
Issuance of treasury shares			638.2			2,178.1		2,816.3
Issuance of common stock	16.3	81.5	474.2					555.7
Derivative adjustment, net of reclassification adjustment					32.7			32.7
Activities of noncontrolling interests			0.3				0.5	0.8
Pension and postretirement healthcare benefits					(34.0)			(34.0)
Dividends declared on common stock; $0.85 per share				(376.5)				(376.5)
Net income attributable to Conagra Brands, Inc.				678.3				678.3
Balance at May 26, 2019	584.2	$2,921.2	$2,286.0	$5,047.9	$(110.3)	$(2,760.2)	$79.1	$7,463.7
The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	For the Fiscal Years Ended May
	2019	2018	2017
Cash flows from operating activities:
Net income	$678.4	$811.8	$648.0
Income (loss) from discontinued operations	(1.9)	14.3	102.0
Income from continuing operations	680.3	797.5	546.0
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	333.0	257.0	268.0
Asset impairment charges	93.8	14.7	343.3
Gain on divestitures	(69.4)	—	(197.4)
Lease cancellation expense	—	48.2	—
Loss on extinguishment of debt	5.5	—	93.3
Significant litigation accruals	(39.3)	151.0	—
Proceeds from the settlement of interest rate swaps	47.5	—	—
Novation of a legacy guarantee	(27.3)	—	—
Earnings of affiliates in excess of distributions	(20.8)	(34.8)	(3.0)
Stock-settled share-based payments expense	33.7	37.9	36.1
Contributions to pension plans	(14.7)	(312.6)	(163.0)
Pension benefit	(22.7)	(56.1)	(21.4)
Other items	12.3	(34.0)	34.6
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Receivables	(69.1)	(4.7)	104.7
Inventories	78.0	(62.8)	123.3
Deferred income taxes and income taxes payable, net	83.7	10.5	52.3
Prepaid expenses and other current assets	(19.1)	3.2	15.0
Accounts payable	38.2	144.9	71.0
Accrued payroll	0.1	(8.0)	(52.4)
Other accrued liabilities	(9.4)	(32.2)	(114.9)
Net cash flows from operating activities - continuing operations	1,114.3	919.7	1,135.5
Net cash flows from operating activities - discontinued operations	11.2	34.5	34.7
Net cash flows from operating activities	1,125.5	954.2	1,170.2
Cash flows from investing activities:
Additions to property, plant and equipment	(353.1)	(251.6)	(242.1)
Sale of property, plant and equipment	22.5	8.0	13.2
Purchase of business, net of cash acquired	(5,119.2)	(337.1)	(325.7)
Proceeds from divestitures, net of cash divested	281.5	—	489.0
Purchase of marketable securities	(61.0)	—	—
Sales of marketable securities	52.2	—	—
Other items	11.1	4.5	5.3
Net cash flows from investing activities - continuing operations	(5,166.0)	(576.2)	(60.3)
Net cash flows from investing activities - discontinued operations	—	—	(123.7)
Net cash flows from investing activities	(5,166.0)	(576.2)	(184.0)
Cash flows from financing activities:
Net short-term borrowings (repayments)	(277.3)	249.1	14.3
Issuance of long-term debt	8,310.5	800.0	—
Repayment of long-term debt	(3,972.7)	(242.3)	(1,064.5)
Debt issuance costs and bridge financing fees	(95.2)	(3.0)	—
Payment of intangible asset financing arrangement	(14.0)	(14.4)	(14.9)
Issuance of Conagra Brands, Inc. common shares, net	555.7	—	—
Repurchase of Conagra Brands, Inc. common shares	—	(967.3)	(1,000.0)
Cash dividends paid	(356.2)	(342.3)	(415.0)
Exercise of stock options and issuance of other stock awards, including tax withholdings	(1.6)	14.9	73.8
Other items	0.6	(1.6)	(1.9)
Net cash flows from financing activities - continuing operations	4,149.8	(506.9)	(2,408.2)
Net cash flows from financing activities - discontinued operations	—	—	839.1
Net cash flows from financing activities	4,149.8	(506.9)	(1,569.1)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(0.7)	5.5	(0.2)
Net change in cash and cash equivalents and restricted cash	108.6	(123.4)	(583.1)
Add: Cash balance included in assets held for sale and discontinued operations at beginning of period	—	—	36.4
Less: Cash balance included in assets held for sale and discontinued operations at end of period	—	—	—
Cash and cash equivalents and restricted cash at beginning of year	129.0	252.4	799.1
Cash and cash equivalents and restricted cash at end of year	$237.6	$129.0	$252.4
The accompanying Notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions, except per share amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year — The fiscal year of Conagra Brands, Inc. ("Conagra Brands", "Company", "we", "us", or "our") ends the last Sunday in May. The fiscal years for the consolidated financial statements presented consist of 52-week periods for fiscal years 2019, 2018, and 2017.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

The following table details the balances of our allowance for doubtful accounts and changes therein:

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Other		Deductions from Reserves		Balance at Close of Period
Year ended May 26, 2019	$1.7	0.6	1.6	(1)	0.6	(2)	$3.3
Year ended May 27, 2018	$2.9	0.8	—		2.0	(2)	$1.7
Year ended May 28, 2017	$3.0	1.0	—		1.1	(2)	$2.9

(1)	Primarily relates to the acquisition of Pinnacle.

(2)	Bad debts charged off and adjustments to previous reserves, less recoveries.
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
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
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
In fiscal 2019, 2018, and 2017 we elected to perform a quantitative impairment test for other intangible assets not subject to amortization. The estimates of fair value of intangible assets not subject to amortization are determined using a "relief from royalty" methodology, which is used in estimating the fair value of our brands/trademarks. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash flows generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates.
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
Refer to Note 9 for discussion of the impairment charges related to goodwill and intangible assets in fiscal 2019, 2018, and 2017.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

Revenue Recognition — Our revenues primarily consist of the sale of food products that are sold to retailers and foodservice customers through direct sales forces, broker, and distributor arrangements. These revenue contracts generally have single performance obligations. Revenue, which includes shipping and handling charges billed to the customer, is reported net of variable consideration and consideration payable to our customers, including applicable discounts, returns, allowances, trade promotion, consumer coupon redemption, unsaleable product, and other costs. Amounts billed and due from our customers are classified as receivables and require payment on a short-term basis and, therefore, we do not have any significant financing components.
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
Advertising Costs — Advertising costs are expensed as incurred. Advertising and promotion expenses totaled $253.4 million, $278.6 million, and $328.3 million in fiscal 2019, 2018, and 2017, respectively, and are included in selling, general and administrative ("SG&A") expenses.
Research and Development — We incurred expenses of $56.1 million, $47.3 million, and $44.6 million for research and development activities in fiscal 2019, 2018, and 2017, respectively.
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
The following table details the accumulated balances for each component of other comprehensive income, net of tax:

	2019	2018	2017
Currency translation losses, net of reclassification adjustments	$(90.9)	$(94.7)	$(98.6)
Derivative adjustments, net of reclassification adjustments	34.0	1.0	(1.1)
Unrealized gains (losses) on available-for-sale securities	—	0.6	(0.3)
Pension and post-employment benefit obligations, net of reclassification adjustments	(53.4)	(17.4)	(112.9)
Accumulated other comprehensive loss [1]	$(110.3)	$(110.5)	$(212.9)
1 Net of unrealized gains on available-for-sale securities reclassified to retained earnings as a result of the adoption of ASU 2016-01 in fiscal 2019 and net of stranded tax effects from change in tax rate as a result of the early adoption of ASU 2018-02 in fiscal 2018 in the amount of $0.6 million and $17.4 million, respectively.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

The following table summarizes the reclassifications from accumulated other comprehensive loss into income:

				Affected Line Item in the Consolidated Statement of Operations[1]
	2019	2018	2017
Net derivative adjustment, net of tax:
Cash flow hedges	$(1.9)	$0.1	$(0.2)	Interest expense, net
	(1.9)	0.1	(0.2)	Total before tax
	0.5	—	0.1	Income tax expense
	$(1.4)	$0.1	$(0.1)	Net of tax
Amortization of pension and postretirement healthcare liabilities:
Net prior service cost (benefit)	$0.9	$(0.4)	$(3.9)	Pension and postretirement non-service income
Pension settlement	—	1.3	13.8	Pension and postretirement non-service income
Postretirement healthcare settlement	(1.0)	—	—	Pension and postretirement non-service income
Net actuarial loss (gain)	(1.4)	—	0.5	Pension and postretirement non-service income
	(1.5)	0.9	10.4	Total before tax
	0.4	(0.2)	(4.0)	Income tax expense
	$(1.1)	$0.7	$6.4	Net of tax
Currency translation losses	$10.4	$—	$—	Selling, general and administrative expenses
	10.4	—	—	Total before tax
	—	—	—	Income tax expense
	$10.4	$—	$—	Net of tax
1 Amounts in parentheses indicate income recognized in the Consolidated Statements of Operations.
Foreign Currency Transaction Gains and Losses — We recognized net foreign currency transaction losses from continuing operations of $2.3 million, $1.4 million, and $1.5 million in fiscal 2019, 2018, and 2017, respectively, in SG&A expenses.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

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
The effect of the changes made to our Consolidated Balance Sheet as of May 26, 2019 for the adoption of Topic 606 was as follows:

	As Reported	Adjustments	Balances without Adoption of Topic 606
Current assets
Receivables, less allowance for doubtful accounts	$831.7	$8.7	$840.4
Inventories	1,571.7	(3.1)	1,568.6
Prepaid expenses and other current assets	93.8	(16.6)	77.2
Current liabilities
Other accrued liabilities	691.6	(1.1)	690.5
Other noncurrent liabilities	1,951.8	(2.5)	1,949.3
The effect of the changes made to our Consolidated Statement of Earnings for the adoption of Topic 606 was as follows:

	Fiscal 2019
	As Reported	Adjustments	Balances without Adoption of Topic 606
Net sales	$9,538.4	$15.5	$9,553.9
Cost of goods sold	6,885.4	24.5	6,909.9
Income from continuing operations before income taxes and equity method investment earnings	823.3	(9.0)	814.3
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
In March 2017, the FASB issued ASU 2017-07, Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires companies to present the service cost component of net

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

benefit cost in the same line items in which they report compensation cost. Companies are required to present all other components of net benefit cost outside operating income, if this subtotal is presented. In addition, the new standard requires that only the service cost component of net periodic benefit expense is eligible for capitalization. The new standard requires retrospective adoption of the presentation of net periodic benefit expense and prospective application of the capitalization of the service cost component. We adopted this ASU in fiscal 2019. As a result, the following amounts were reclassified in fiscal 2018 and 2017 to correspond to the current year presentation:

	2018	2017
Reclassified from Cost of goods sold	$—	$1.7
Reclassified from Selling, general and administrative expense	80.4	53.5
Reclassified to Pension and postretirement non-service income	$80.4	$55.2
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP. The amendments in this update better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The effective date for the standard is for fiscal years beginning after December 15, 2018. We elected to early adopt this ASU in fiscal 2019. The adoption of this guidance did not have a material impact to our consolidated financial statements. See Note 18 for a discussion of our derivatives.
In August 2018, the FASB issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for defined benefit pension plans and other post-retirement plans. The effective date for this standard is for fiscal years beginning after December 15, 2020, with early adoption permitted. We elected to early adopt this ASU in fiscal 2019. The adoption of this guidance did not have a material impact to our consolidated financial statements and related disclosures.
Recently Issued Accounting Standards — In February 2016, the FASB issued ASU 2016-02, Leases, Topic 842, which requires lessees to reflect most leases on their balance sheet as assets and obligations. The effective date for the standard is for fiscal years beginning after December 15, 2018. Early adoption is permitted. We are evaluating the effect that this standard will have on our consolidated financial statements and related disclosures. We have identified an accounting system to support the future state lease accounting process and continue to develop the future state process design as part of the overall system implementation. We have populated the accounting system with lease data and have validated the completeness and accuracy of such data. We expect the adoption of this standard to result in an increase in total assets and liabilities related to operating leases that are currently not recorded on our consolidated balance sheet, however, we do not expect there to be a material impact to our earnings or cash flows. See Note 16 for the total amount of our noncancelable operating lease commitments. The standard can be applied using the modified retrospective method or entities may also elect the optional transition method provided under ASU 2018-11, Leases, Topic 842: Targeted Improvement, issued in July 2018, allowing for application of the standard at the adoption date, with recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We will adopt this ASU on the first day of our fiscal year 2020 using the optional transition method and will elect certain practical expedients permitted under the transition guidance, including not reassessing whether existing contracts contain leases and carrying forward the historical classification of leases.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

2. ACQUISITIONS
On October 26, 2018, we acquired Pinnacle Foods Inc. ("Pinnacle"), a branded packaged foods company specializing in shelf-stable and frozen foods, which is now a wholly-owned subsidiary of the Company. Pursuant to the Agreement and Plan of Merger, dated as of June 26, 2018 (the "Merger Agreement"), among the Company, Pinnacle, and Patriot Merger Sub Inc., a wholly-owned subsidiary of the Company that ceased to exist at the effective time of the merger, each outstanding share of Pinnacle common stock was converted into the right to receive $43.11 per share in cash and 0.6494 shares of common stock, par value $5.00 per share, of the Company ("Company Shares") (together, the "Merger Consideration"), with cash payable in lieu of fractional shares of Company Shares. The total amount of consideration paid in connection with the acquisition was approximately $8.03 billion and consisted of: (1) cash of $5.17 billion ($5.12 billion net of cash acquired); (2) 77.5 million Company Shares, with an approximate value of $2.82 billion, issued out of the Company's treasury; and (3) replacement awards issued to former Pinnacle employees representing the fair value attributable to pre-combination service (see Note 14) of $51.1 million.
In connection with the acquisition, we issued long-term debt of $8.33 billion (see Note 4) (which includes funding under the new term loan agreement) and received cash proceeds of $575.0 million ($555.7 million net of related fees) from the issuance of common stock in an underwritten public offering. We used such proceeds for the payment of the cash portion of the Merger Consideration, the repayment of Pinnacle debt acquired, the refinancing of certain Conagra Brands debt, and the payment of related fees and expenses.
The following table summarizes our current allocation of the total purchase consideration to the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

October 26, 2018
Cash and cash equivalents	$47.2
Receivables	202.8
Inventories	653.7
Prepaid expenses and other current assets	14.9
Property, plant and equipment	721.2
Goodwill	7,015.9
Brands, trademarks and other intangibles	3,519.5
Other assets	24.3
Current liabilities	(605.5)
Senior long-term debt, excluding current installments	(2,671.3)
Noncurrent deferred tax liabilities	(814.1)
Other noncurrent liabilities	(74.6)
Total assets acquired and liabilities assumed	$8,034.0
During fiscal 2019, we made adjustments to our initial allocations, which resulted in an increase to goodwill of $353.9 million. This goodwill increase resulted primarily from reductions in values of brands, trademarks and other intangibles of $355.6 million, property, plant and equipment of $20.8 million, and deferred tax liabilities of $32.3 million as we refine our fair value estimates. These changes did not have a significant impact on our net income for the fiscal year ended May 26, 2019.
Goodwill represents the excess of the consideration transferred over the preliminary estimate of fair values of the assets acquired and liabilities assumed and is primarily attributable to synergies and intangible assets such as assembled workforce which are not separately recognizable. Of the total goodwill, $236.7 million is deductible for tax purposes. Amortizable brands, trademarks and other intangibles totaled $668.7 million and have a weighted average estimated useful life of 25 years. We are currently completing our fair value assessment of the acquired assets and liabilities with the assistance of third-party valuation specialists and any adjustments identified in the measurement period, which will not exceed one year from the acquisition date, will be accounted for prospectively. Until we complete our fair value assessments and further integration activities and organizational structural changes occur, our Pinnacle business is considered a separate reportable segment and

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

all goodwill was preliminarily allocated to reporting units within this segment.
The results of operations of Pinnacle are reported in the Company's consolidated financial statements from the date of acquisition and include $1.73 billion of total net sales and $238.2 million of operating profit for fiscal 2019, which are included in the Pinnacle Foods segment's financial results.
The following unaudited pro forma financial information presents the combined results of operations as if the acquisition of Pinnacle had occurred on May 29, 2017, the beginning of fiscal year 2018. These unaudited pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	2019	2018
Pro forma net sales	$10,788.1	$11,034.2
Pro forma net income from continuing operations attributable to Conagra Brands, Inc.	$803.8	$1,089.7
The pro forma results include adjustments for amortization of acquired intangible assets, depreciation, and interest expense on debt issued to finance the acquisition as well as the related income taxes. The pro forma results also include the following material nonrecurring adjustments, along with the related income tax effect of the adjustments:

•
Acquisition related costs incurred by the Company of $62.7 million during fiscal 2019 were excluded and assumed to have been incurred at the beginning of fiscal 2018. Acquisition related costs incurred by Pinnacle of $66.8 million during fiscal 2019 were excluded from the pro forma results.

•
Non-recurring expense of $53.0 million for fiscal 2019 related to the fair value adjustment to acquisition-date inventory estimated to have been sold was removed and $54.1 million of expense was included in the results for fiscal 2018.

•	Non-recurring expense of $45.7 million for fiscal 2019 related to securing bridge financing for the acquisition were excluded and assumed to have been incurred at the beginning of fiscal 2018.
In February 2018, we acquired the Sandwich Bros. of Wisconsin® business, maker of frozen breakfast and entree flatbread pocket sandwiches, for a cash purchase price of $87.3 million, net of cash acquired, including working capital adjustments. Approximately $57.8 million has been classified as goodwill and $9.7 million and $7.1 million have been classified as non-amortizing and amortizing intangible assets, respectively. The amount allocated to goodwill is deductible for tax purposes. The business is included in the Refrigerated & Frozen segment.
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
In September 2016, we acquired the operating assets of Frontera Foods, Inc. and Red Fork LLC, including the Frontera®, Red Fork®, and Salpica® brands. These businesses make authentic, gourmet Mexican food products and contemporary American cooking sauces. We acquired the business for $108.1 million, net of cash acquired, including working capital adjustments. Approximately $39.5 million has been classified as goodwill and $59.5 million and $7.2 million have been classified as non-amortizing and amortizing intangible assets, respectively. The amount allocated to goodwill is deductible for tax purposes. These businesses are reflected principally within the Grocery & Snacks and Refrigerated & Frozen segments, and to a lesser extent within the International segment.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

These acquisitions collectively contributed $319.1 million, $214.3 million, and $36.5 million to net sales during fiscal 2019, 2018, and 2017, respectively.
For each of these acquisitions, the amounts allocated to goodwill were primarily attributable to anticipated synergies, product portfolios, and other intangibles that do not qualify for separate recognition.

3. RESTRUCTURING ACTIVITIES
Pinnacle Integration Restructuring Plan
In December 2018, our Board of Directors (the "Board") approved a restructuring and integration plan related to the ongoing integration of the recently acquired operations of Pinnacle (the "Pinnacle Integration Restructuring Plan") for the purpose of achieving significant cost synergies between the companies. We expect to incur material charges for exit and disposal activities under U.S. GAAP. Although we remain unable to make good faith estimates relating to the entire Pinnacle Integration Restructuring Plan, we are reporting on actions initiated through the end of fiscal 2019, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. We expect to incur up to $360.0 million of operational expenditures ($285.0 million of cash charges and $75.0 million of non-cash charges) as well as $85.0 million of capital expenditures under the Pinnacle Integration Restructuring Plan. We have incurred or expect to incur approximately $260.1 million of charges ($254.0 million of cash charges and $6.1 million of non-cash charges) for actions identified to date under the Pinnacle Integration Restructuring Plan. We expect to incur costs related to the Pinnacle Integration Restructuring Plan over a three-year period.
We anticipate that we will recognize the following pre-tax expenses in association with the Pinnacle Integration Restructuring Plan (amounts include charges recognized from plan inception through the end of fiscal 2019):

	International	Pinnacle Foods	Corporate	Total
Other cost of goods sold	$—	$5.7	$—	$5.7
Total cost of goods sold	—	5.7	—	5.7
Severance and related costs	0.7	0.6	116.8	118.1
Accelerated depreciation	—	—	6.1	6.1
Contract/lease termination	—	0.8	19.8	20.6
Consulting/professional fees	0.2	—	96.1	96.3
Other selling, general and administrative expenses	0.1	—	13.2	13.3
Total selling, general and administrative expenses	1.0	1.4	252.0	254.4
Consolidated total	$1.0	$7.1	$252.0	$260.1

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

During fiscal 2019, we recognized the following pre-tax expenses for the Pinnacle Integration Restructuring Plan:

	International	Pinnacle Foods	Corporate	Total
Other cost of goods sold	$—	$3.7	$—	$3.7
Total cost of goods sold	—	3.7	—	3.7
Severance and related costs	0.7	0.6	110.8	112.1
Accelerated depreciation	—	—	4.7	4.7
Contract/lease termination	—	0.8	0.3	1.1
Consulting/professional fees	0.2	—	38.1	38.3
Other selling, general and administrative expenses	0.1	—	8.2	8.3
Total selling, general and administrative expenses	1.0	1.4	162.1	164.5
Consolidated total	$1.0	$5.1	$162.1	$168.2
Included in the above results are $163.5 million of charges that have resulted or will result in cash outflows and $4.7 million in non-cash charges.
Liabilities recorded for the Pinnacle Integration Restructuring Plan and changes therein for fiscal 2019 were as follows:

	Balance at May 27, 2018	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at May 26, 2019
Severance and related costs	$—	$121.2	$(35.2)	$(9.1)	$76.9
Contract/lease termination	—	1.1	(0.1)	—	1.0
Consulting/professional fees	—	38.3	(19.9)	—	18.4
Other costs	—	12.0	(10.8)	—	1.2
Total	$—	$172.6	$(66.0)	$(9.1)	$97.5
Conagra Restructuring Plan

During fiscal 2019, management initiated a new restructuring plan (the "Conagra Restructuring Plan") for costs in connection with actions taken to improve SG&A effectiveness and efficiencies and to optimize our supply chain network. We have incurred or expect to incur $4.3 million of charges ($2.4 million of cash charges and $1.9 million of non-cash charges) for actions identified to date under the Conagra Restructuring Plan. We are unable to quantify the scope of the entire Conagra Restructuring Plan at this time. During fiscal 2019, we recognized charges of $2.2 million ($1.4 million of cash charges and $0.8 million in non-cash charges) in connection with the Conagra Restructuring Plan.
Supply Chain and Administrative Efficiency Plan
As of May 26, 2019, we had substantially completed our restructuring activities related to our Supply Chain and Administrative Efficiency Plan (the "SCAE Plan"). We recognized charges of $9.6 million, $38.0 million, and $63.6 million in connection with the SCAE Plan related to our continuing operations in fiscal 2019, 2018, and 2017, respectively. We have recognized $469.9 million in pre-tax expenses ($103.3 million in cost of goods sold, $364.3 million in SG&A expenses, and $2.3 million in pension and postretirement non-service income) from the inception of the SCAE Plan through May 26, 2019, related to our continuing operations. Included in these results were $319.9 million of cash charges and $150.0 million of non-cash charges. Our total pre-tax expenses for the SCAE Plan related to our continuing operations are expected to be $471.0 million ($321.0 million of cash charges and $150.0 million of non-cash charges).

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

4. LONG-TERM DEBT

	May 26, 2019	May 27, 2018
5.4% senior debt due November 2048	$1,000.0	$—
4.65% senior debt due January 2043	176.7	176.7
6.625% senior debt due August 2039	91.4	91.4
5.3% senior debt due November 2038	1,000.0	—
8.25% senior debt due September 2030	300.0	300.0
4.85% senior debt due November 2028	1,300.0	—
7.0% senior debt due October 2028	382.2	382.2
6.7% senior debt due August 2027	9.2	9.2
7.125% senior debt due October 2026	262.5	262.5
4.6% senior debt due November 2025	1,000.0	—
4.3% senior debt due May 2024	1,000.0	—
LIBOR plus 1.50% term loan due October 2023	200.0	—
3.2% senior debt due January 2023	837.0	837.0
3.25% senior debt due September 2022	250.0	250.0
LIBOR plus 1.375% term loan due October 2021	200.0	—
3.8% senior debt due October 2021	1,200.0	—
9.75% subordinated debt due March 2021	195.9	195.9
LIBOR plus 0.75% senior debt due October 2020	525.0	—
LIBOR plus 0.50% senior debt due October 2020	500.0	500.0
4.95% senior debt due August 2020	126.6	126.6
LIBOR plus 0.75% term loan due February 2019	—	300.0
2.00% to 9.59% lease financing obligations due on various dates through 2033	165.4	94.7
Other indebtedness	0.1	0.2
Total face value of debt	10,722.0	3,526.4
Unamortized fair value adjustment	24.5	27.6
Unamortized discounts	(19.0)	(5.8)
Unamortized debt issuance costs	(52.1)	(11.3)
Adjustment due to hedging activity	0.9	1.6
Less current installments	(20.6)	(307.0)
Total long-term debt	$10,655.7	$3,231.5
The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years following May 26, 2019, are as follows:

2020	$20.6
2021	1,368.2
2022	1,420.4
2023	1,103.4
2024	1,213.0
Pinnacle Acquisition Financing
In the first quarter of fiscal 2019, in connection with the announcement of the Pinnacle acquisition, we secured $9.0 billion in fully committed bridge financing. Prior to the acquisition, we capitalized financing costs related to the bridge

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

financing of $45.7 million to be amortized over the commitment period. Our net interest expense included $11.9 million for fiscal 2019 as a result of this amortization. The bridge facility was terminated in connection with the acquisition, and we recognized $33.8 million of expense within SG&A expenses for the remaining unamortized financing costs.
Also in the first quarter of fiscal 2019, we entered into a term loan agreement (the “Term Loan Agreement”) with a syndicate of financial institutions providing for term loans to the Company in an aggregate principal amount of up to $1.30 billion, as well as deal-contingent forward starting interest rate swap contracts (see Note 18) to hedge a portion of the interest rate risk related to our anticipated issuance of long-term debt to help finance the acquisition of Pinnacle.
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
Our $1.30 billion of borrowings under the Term Loan Agreement consisted of a $650.0 million tranche of three-year term loans and a $650.0 million tranche of five-year term loans. The three-year tranche loans mature on October 26, 2021, and the five-year tranche loans mature on October 26, 2023.
These term loans bear interest at, at the Company's election, either (a) LIBOR plus a percentage spread (ranging from 1% to 1.625% for three-year tranche loans and 1.125% to 1.75% for five-year tranche loans) based on the Company's senior unsecured long-term indebtedness ratings or (b) the alternate base rate, described in the Term Loan Agreement as the greatest of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, and (iii) one-month LIBOR plus 1.00%, plus a percentage spread (ranging from 0% to 0.625% for three-year tranche loans and 0.125% to 0.75% for five-year tranche loans) based on the Company's senior unsecured long-term indebtedness ratings. The Company may voluntarily prepay term loans under the Term Loan Agreement, in whole or in part, without penalty, subject to certain conditions.
During fiscal 2019, we repaid $900.0 million of our borrowings under the Term Loan Agreement, which repayment consisted of $450.0 million of the three-year tranche loans and $450.0 million of the five-year tranche loans. Subsequent to fiscal 2019, we repaid an additional $100.0 million of the three-year tranche loans and $100.0 million of the five-year tranche loans.
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
Our net interest expense in fiscal 2019 was reduced by $2.0 million due to the impact of the interest rate swap contracts entered into in the first quarter of fiscal 2019. During the second quarter of fiscal 2019, we terminated the interest rate swap contacts and received proceeds of $47.5 million. This gain was deferred in accumulated other comprehensive income and is being amortized as a reduction of interest expense over the lives of the related debt instruments.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
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
General
The Revolving Credit Facility (as defined in Note 5) and the Term Loan Agreement generally require our ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest expense not to be less than 3.0 to 1.0 and our ratio of funded debt to EBITDA not to exceed certain decreasing specified levels, ranging from 5.875 through the first quarter of fiscal 2020 to 3.75 from the second quarter of fiscal 2023 and thereafter, with each ratio to be calculated on a rolling four-quarter basis. As of May 26, 2019, we were in compliance with all financial covenants under the Revolving Credit Facility and the Term Loan Agreement.
Net interest expense consists of:

	2019	2018	2017
Long-term debt	$385.9	$161.2	$203.6
Short-term debt	15.0	4.8	0.6
Interest income	(6.8)	(3.8)	(3.7)
Interest capitalized	(2.7)	(3.5)	(5.0)
	$391.4	$158.7	$195.5
Interest paid from continuing operations was $375.6 million, $164.5 million, and $223.7 million in fiscal 2019, 2018, and 2017, respectively.

5. CREDIT FACILITIES AND BORROWINGS

At May 26, 2019, we had a revolving credit facility (the "Revolving Credit Facility") with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $1.6 billion (subject to increase to a maximum aggregate principal amount of $2.1 billion with the consent of the lenders). The Revolving Credit Facility matures on July 11, 2024 and is unsecured. The term of the Revolving Credit Facility may be extended for additional

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

one-year or two-year periods from the then-applicable maturity date on an annual basis. In the fourth quarter of fiscal 2019, the Company entered into an amendment to extend the existing termination date under the Revolving Credit Facility for one additional year, effective July 11, 2019. As of May 26, 2019, there were no outstanding borrowings under the Revolving Credit Facility.
The Revolving Credit Facility contains events of default customary for unsecured investment grade credit facilities with corresponding grace periods. The Revolving Credit Facility contains customary affirmative and negative covenants for unsecured investment grade credit facilities of this type. It generally requires our ratio of EBITDA to interest expense not to be less than 3.0 to 1.0 and our ratio of funded debt to EBITDA not to exceed certain decreasing specified levels, ranging from 5.875 through the first quarter of fiscal 2020 to 3.75 from the second quarter of fiscal 2023 and thereafter, with each ratio to be calculated on a rolling four-quarter basis. As of May 26, 2019, we were in compliance with all financial covenants under the Revolving Credit Facility.
We finance our short-term liquidity needs with bank borrowings, commercial paper borrowings, and bankers' acceptances. As of May 26, 2019, there were no outstanding borrowings under our commercial paper program. As of May 27, 2018, we had $277.0 million outstanding under our commercial paper program at an average weighted interest rate of 2.08%.

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
The summary comparative financial results of the Lamb Weston business through the date of the Spinoff, included within discontinued operations, were as follows:

	2019	2018	2017
Net sales	$—	$—	$1,407.9
Income (loss) from discontinued operations before income taxes and equity method investment earnings	$—	$(0.3)	$172.3
Income (loss) before income taxes and equity method investment earnings	—	(0.3)	172.3
Income tax expense (benefit)	2.8	(14.6)	87.5
Equity method investment earnings	—	—	15.9
Income (loss) from discontinued operations, net of tax	(2.8)	14.3	100.7
Less: Net income attributable to noncontrolling interests	—	—	6.8
Net income (loss) from discontinued operations attributable to Conagra Brands, Inc.	$(2.8)	$14.3	$93.9
During fiscal 2017, we incurred $74.8 million of expenses in connection with the Spinoff primarily related to professional fees and contract services associated with preparation of regulatory filings and separation activities. These expenses are reflected in income from discontinued operations. During fiscal 2019 and 2018, we recognized income tax expense of $2.8 million and an income tax benefit of $14.5 million, respectively, due to adjustments of the estimated deductibility of these costs.
In connection with the Spinoff, total assets of $2.28 billion and total liabilities of $2.98 billion (including debt of $2.46 billion) were transferred to Lamb Weston. As part of the consideration for the Spinoff, the Company received a cash payment from Lamb Weston in the amount of $823.5 million. See Note 4 for discussion of the debt-for-debt exchange related to the Spinoff.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

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
The summary comparative financial results of the Private Brands business, included within discontinued operations, were as follows:

	2019	2018	2017
Loss on sale of business	$—	$—	$(1.6)
Income from discontinued operations before income taxes and equity method investment earnings	0.9	0.4	3.9
Income before income taxes and equity method investment earnings	0.9	0.4	2.3
Income tax expense (benefit)	—	0.5	(0.3)
Income (loss) from discontinued operations, net of tax	$0.9	$(0.1)	$2.6
We entered into a transition services agreement with TreeHouse and recognized $2.2 million and $16.9 million of income for the performance of services during fiscal 2018 and 2017, respectively, classified within SG&A expenses.
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
Other Divestitures
During the first quarter of fiscal 2019, we completed the sale of our Del Monte® processed fruit and vegetable business in Canada, which was included in our International segment, to Bonduelle Group for combined proceeds of $32.2 million. We recognized a gain on the sale of $13.2 million, included within SG&A expenses. The assets of this business have been reclassified as assets held for sale within our Consolidated Balance Sheets for all periods presented prior to the divestiture.
The assets classified as held for sale reflected in our Consolidated Balance Sheets related to the Del Monte® processed fruit and vegetable business in Canada were as follows:

May 27, 2018
Current assets	$6.1
Noncurrent assets (including goodwill of $5.8 million)	11.5
During the fourth quarter of fiscal 2019, we completed the sale of our Wesson® oil business for net proceeds of $171.8 million, subject to final working capital adjustments. The business results were previously reported primarily in our Grocery & Snacks segment, and to a lesser extent within the Foodservice and International segments. We recognized a gain on the sale of $33.1 million included within SG&A expenses. The assets of this business have been reclassified as assets held for sale within our Consolidated Balance Sheets for all periods presented prior to the divestiture.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

We recognized an impairment charge of $27.6 million within SG&A expenses in fiscal 2017, as a production facility was not initially included in the assets to be sold, and we did not expect to recover the carrying value of this facility through future associated cash flows. This production facility was included in the assets transferred in the final Wesson® oil business divestiture transaction.
The assets classified as held for sale reflected in our Consolidated Balance Sheets related to the Wesson® oil business were as follows:

May 27, 2018
Current assets	$37.7
Noncurrent assets (including goodwill of $74.5 million)	101.0
On May 24, 2019, we completed the sale of our Italian-based frozen pasta business, Gelit, for proceeds net of cash divested of $77.5 million, subject to final working capital adjustments. The business results were previously reported in our Refrigerated & Frozen segment. We recognized a gain on the sale of $23.1 million included within SG&A expenses. The assets and liabilities of this business have been reclassified as assets and liabilities held for sale within our Consolidated Balance Sheets for all periods presented prior to the divestiture.
The assets and liabilities classified as held for sale reflected in our Consolidated Balance Sheets related to Gelit were as follows:

May 27, 2018
Current assets	$23.5
Noncurrent assets (including goodwill of $15.1 million)	43.3
Current liabilities	13.9
Noncurrent liabilities	4.4
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
From time to time we actively market certain other assets. Balances totaling $8.2 million and $29.4 million at May 26, 2019 and May 27, 2018, respectively, have been reclassified as assets held for sale within our Consolidated Balance Sheets for periods prior to the disposal of these individual asset groups.

7. INVESTMENTS IN JOINT VENTURES
The total carrying value of our equity method investments at the end of fiscal 2019 and 2018 was $796.3 million and $776.2 million, respectively. These amounts are included in other assets and reflect our 44% ownership interest in Ardent Mills and 50% ownership interests in other joint ventures. Due to differences in fiscal reporting periods, we recognized the equity method investment earnings on a lag of approximately one month.
In fiscal 2019, we had purchases from our equity method investees of $39.4 million. Total dividends received from equity method investments in fiscal 2019 were $55.0 million.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

Summarized combined financial information for our equity method investments on a 100% basis is as follows:

	2019	2018	2017
Net Sales:
Ardent Mills	$3,476.0	$3,344.1	$3,180.0
Others	195.4	198.8	177.7
Total net sales	$3,671.4	$3,542.9	$3,357.7
Gross margin:
Ardent Mills	$281.9	$386.5	$340.3
Others	45.5	34.8	34.6
Total gross margin	$327.4	$421.3	$374.9
Earnings after income taxes:
Ardent Mills	$151.9	$197.0	$152.0
Others	18.1	10.1	10.1
Total earnings after income taxes	$170.0	$207.1	$162.1

	May 26, 2019	May 27, 2018
Ardent Mills:
Current assets	$952.6	$974.6
Noncurrent assets	1,669.8	1,675.7
Current liabilities	361.2	355.6
Noncurrent liabilities	496.9	510.9
Others:
Current assets	$89.2	$76.4
Noncurrent assets	19.0	15.5
Current liabilities	43.4	37.5
Noncurrent liabilities	0.7	0.1

8. VARIABLE INTEREST ENTITIES
Variable Interest Entities Not Consolidated
We lease or leased certain office buildings from entities that we have determined to be variable interest entities. The lease agreements with these entities include fixed-price purchase options for the assets being leased. The lease agreements also contain contingent put options (the "lease put options") that allow or allowed the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease agreement in place (the "put price") in certain limited circumstances. As a result of substantial impairment charges related to our divested Private Brands operations, these lease put options became exercisable. We are amortizing the difference between the put price and the estimated fair value (without a lease agreement in place) of the property over the remaining lease term within SG&A expenses. During fiscal 2018, we purchased two buildings that were subject to lease put options and recognized net losses totaling $48.2 million for the early exit of unfavorable lease contracts. During fiscal 2017, one of these lease agreements expired, and we reversed the applicable accrual and recognized a benefit of $6.7 million in SG&A expenses.
As of May 26, 2019 and May 27, 2018, there was one remaining leased building subject to a lease put option for which the put option price exceeded the estimated fair value of the property by $8.2 million, of which we had accrued $1.6 million and $1.2 million, respectively. This lease is accounted for as an operating lease, and accordingly, there are no material assets and liabilities, other than the accrued portion of the put price, associated with this entity included in the Consolidated Balance Sheets. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this entity. In making this determination, we have considered, among other items, the terms of the lease agreement, the expected remaining useful life of the asset leased, and the capital structure of the lessor entity.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

9. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The change in the carrying amount of goodwill for fiscal 2019 and 2018 was as follows:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Pinnacle Foods	Total
Balance as of May 28, 2017	$2,439.1	$1,022.8	$247.8	$571.1	$—	$4,280.8
Acquisitions	155.2	57.8	—	—	—	213.0
Purchase accounting adjustments	(1.5)	—	—	—	—	(1.5)
Currency translation	—	—	(4.9)	—	—	(4.9)
Balance as of May 27, 2018	$2,592.8	$1,080.6	$242.9	$571.1	$—	$4,487.4
Acquisitions	—	—	—	—	7,015.9	7,015.9
Purchase accounting adjustments	1.5	—	—	—	—	1.5
Currency translation	—	—	(2.4)	—	(2.8)	(5.2)
Balance as of May 26, 2019	$2,594.3	$1,080.6	$240.5	$571.1	$7,013.1	$11,499.6
Other identifiable intangible assets were as follows:

	2019		2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$3,678.0	$—	$918.3	$—
Amortizing intangible assets	1,244.2	260.8	576.6	212.1
	$4,922.2	$260.8	$1,494.9	$212.1
Non-amortizing intangible assets are comprised of brands and trademarks.
Amortizing intangible assets, carrying a remaining weighted-average life of approximately 20 years, are principally composed of customer relationships, and acquired intellectual property. For fiscal 2019, 2018, and 2017, we recognized amortization expense of $49.1 million, $34.9 million, and $33.6 million, respectively. Based on amortizing assets recognized in our Consolidated Balance Sheet as of May 26, 2019, amortization expense is estimated to average $58.3 million for each of the next five years, with a high expense of $59.9 million in fiscal 2020 and decreasing to a low expense of $54.2 million in fiscal 2024.
During fiscal 2019, in conjunction with the divestiture of our Italian-based frozen pasta business, Gelit, we reclassified $15.1 million and $1.7 million of goodwill and other identifiable intangible assets, respectively, to noncurrent assets held for sale for periods prior to the divestiture.
During fiscal 2019, as a result of our annual impairment test for indefinite lived intangibles, we recognized impairment charges of $76.5 million for our Chef Boyardee® and Red Fork® brands in our Grocery & Snacks segment. We also recognized impairment charges of $13.1 million for our Aylmer® and Sundrop® brands in our International segment.
During fiscal 2018, as a result of our annual impairment test for indefinite lived intangibles, we recognized impairment charges of $4.0 million for our HK Anderson®, Red Fork®, and Salpica® brands in our Grocery & Snacks segment. We also recognized an impairment charge of $0.8 million for our Aylmer® brand in our International segment.
During fiscal 2017, we recorded goodwill impairment charges in our International reporting segment totaling $198.9 million, of which $139.2 million related to our Canadian reporting unit and $59.7 million related to our Mexican reporting unit. These impairment charges resulted from a change in reporting segments, which occurred in the first quarter of fiscal 2017 when we were required to determine new reporting units at a lower level, and from further deterioration in forecasted sales and profits during fiscal 2017, which were caused primarily by changes in foreign exchange rates.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

In fiscal 2017, due to declining sales of certain brands, we elected to perform a quantitative impairment test for indefinite lived intangibles of those brands. During fiscal 2017, we recognized impairment charges of $31.5 million for our Del Monte® brand and $5.5 million for our Aylmer® brand in our International segment. We also recognized impairment charges of $67.1 million for our Chef Boyardee® brand and $1.1 million for our Fiddle Faddle® brand in our Grocery & Snacks segment.

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
The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	2019	2018	2017
Net income available to Conagra Brands, Inc. common stockholders:
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$680.2	$794.1	$544.1
Income (loss) from discontinued operations, net of tax, attributable to Conagra Brands, Inc. common stockholders	(1.9)	14.3	95.2
Net income attributable to Conagra Brands, Inc. common stockholders	$678.3	$808.4	$639.3
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	—	—	0.8
Net income available to Conagra Brands, Inc. common stockholders	$678.3	$808.4	$638.5
Weighted average shares outstanding:
Basic weighted average shares outstanding	444.0	403.9	431.9
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	1.6	3.5	4.1
Diluted weighted average shares outstanding	445.6	407.4	436.0
For fiscal 2019, 2018, and 2017, there were 2.0 million, 1.3 million, and 0.8 million stock options outstanding, respectively, that were excluded from the computation of diluted weighted average shares because the effect was antidilutive.

11. INVENTORIES
The major classes of inventories were as follows:

	May 26, 2019	May 27, 2018
Raw materials and packaging	$276.5	$202.9
Work in process	126.9	91.8
Finished goods	1,099.1	647.8
Supplies and other	69.2	46.2
Total	$1,571.7	$988.7

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

12. OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities consisted of:

	May 26, 2019	May 27, 2018
Postretirement health care and pension obligations	$262.5	$261.7
Noncurrent income tax liabilities	1,349.0	487.3
Self-insurance liabilities	42.9	27.1
Environmental liabilities (see Note 17)	56.8	56.0
Technology agreement liability	28.7	42.7
Other	211.9	186.0
	$1,951.8	$1,060.8

13. CAPITAL STOCK
The total number of shares we are authorized to issue is 1,218,050,000 shares, which shares may be issued as follows: 1,200,000,000 shares of common stock, par value $5.00 per share; 150,000 shares of Class B Preferred Stock, par value $50.00 per share; 250,000 shares of Class C Preferred Stock, par value $100.00 per share; 1,100,000 shares of Class D Preferred Stock, no par value per share; and 16,550,000 shares of Class E Preferred Stock, no par value per share. There were no preferred shares issued or outstanding as of May 26, 2019.
We have repurchased our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board. In May 2017 and May 2018, our Board approved increases to our share repurchase authorization of $1.0 billion each. We repurchased 27.4 million shares of our common stock for approximately $967.3 million in fiscal 2018 and 25.1 million shares of our common stock for approximately $1.0 billion in fiscal 2017 under this program.

14. SHARE-BASED PAYMENTS
In accordance with stockholder-approved equity incentive plans, we grant stock-based compensation awards, including restricted stock units, cash-settled restricted stock units, performance shares, performance-based restricted stock units, stock options, and stock appreciation rights. The shares delivered upon vesting or lapse of restriction under any such arrangement may consist, in whole or part, of treasury stock or authorized but unissued stock, not reserved for any other purpose.
On September 19, 2014, our stockholders approved the Conagra Brands, Inc. 2014 Stock Plan (as amended effective December 11, 2017, the "Plan"). The Plan authorizes the issuance of up to 40.3 million shares of Conagra Brands common stock as well as certain shares of Conagra Brands common stock subject to outstanding awards under predecessor stock plans that expire, lapse, are cancelled, terminated, forfeited, otherwise become unexercisable, or are settled for cash. At May 26, 2019, approximately 40.9 million shares were reserved for granting new share-based awards.
All amounts below are of continuing and discontinued operations.
Share Unit Awards
In accordance with stockholder-approved equity incentive plans, we grant awards of restricted stock units and cash-settled restricted stock units ("share units") to employees and directors. These awards generally have requisite service periods of three years. Under each such award, stock or cash (as applicable) is issued without direct cost to the employee. We estimate the fair value of the share units based upon the market price of our stock at the date of grant. Certain share unit grants do not provide for the payment of dividend equivalents to the participant during the requisite service period (the "vesting period"). For those grants, the value of the grants is reduced by the net present value of the foregone dividend equivalent payments.
We recognize compensation expense for share unit awards on a straight-line basis over the requisite service period, accounting for forfeitures as they occur. All cash-settled restricted stock units are marked-to-market and presented within other current and noncurrent liabilities in our Consolidated Balance Sheets. The compensation expense for our stock-settled

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

share unit awards totaled $23.9 million, $21.8 million, and $18.2 million for fiscal 2019, 2018, and 2017, respectively, including discontinued operations of $1.4 million for fiscal 2017. The tax benefit related to the stock-settled share unit award compensation expense for fiscal 2019, 2018, and 2017 was $6.0 million, $7.2 million, and $7.0 million, respectively. The compensation expense for our cash-settled share unit awards totaled $17.5 million, $5.8 million, and $20.9 million for fiscal 2019, 2018, and 2017, respectively, including discontinued operations of $2.6 million for fiscal 2017. The tax benefit related to the cash-settled share unit award compensation expense for fiscal 2019, 2018, and 2017 was $4.4 million, $1.9 million, and $8.0 million, respectively.
During the second quarter of fiscal 2019, in connection with the completion of the Pinnacle acquisition, we granted 2.0 million cash-settled share unit awards at a grant date fair value of $36.37 per share unit to Pinnacle employees in replacement of their unvested restricted share unit awards that were outstanding as of the closing date. Included in the compensation expense described above for fiscal 2019 is expense of $18.9 million for accelerated vesting of awards related to Pinnacle integration restructuring activities, net of the impact of marking-to-market these awards based on a lower market price of shares of Conagra Brands common stock. Approximately $36.3 million of the fair value of the replacement share unit awards granted to Pinnacle employees was attributable to pre-combination service and was included in the purchase price and established as a liability. Included in the expense for cash-settled share unit awards above is income of $6.7 million related to the mark-to-market of this liability. As of May 26, 2019, our liability for the replacement awards was $15.9 million, which includes post-combination service expense, the mark-to-market of the liability, and the impact of payouts since completing the Pinnacle acquisition. Post-combination expense of approximately $3.9 million, based on the market price of shares of Conagra Brands common stock as of May 26, 2019, is expected to be recognized related to the replacement awards over the remaining post-combination service period of approximately two years.
The following table summarizes the nonvested share units as of May 26, 2019 and changes during the fiscal year then ended:

	Stock-Settled		Cash-Settled
Share Units	Share Units (in Millions)	Weighted Average Grant-Date Fair Value	Share Units (in Millions)	Weighted Average Grant-Date Fair Value
Nonvested share units at May 27, 2018	1.78	$34.20	0.71	$34.58
Granted	0.89	$35.43	1.95	$36.37
Vested/Issued	(0.72)	$33.29	(1.64)	$35.55
Forfeited	(0.14)	$35.08	(0.05)	$36.07
Nonvested share units at May 26, 2019	1.81	$34.89	0.97	$36.20
During fiscal 2019, 2018, and 2017, we granted 0.9 million, 0.9 million, and 0.6 million stock-settled share units, respectively, with a weighted average grant date fair value of $35.43, $34.16, and $46.79 per share unit, respectively. During fiscal 2017, we granted 0.4 million cash-settled share units with a weighted average grant date fair value of $48.07 per share unit. No cash-settled share unit awards were granted in fiscal 2018.
The total intrinsic value of stock-settled share units vested was $24.6 million, $18.5 million, and $27.0 million during fiscal 2019, 2018, and 2017, respectively. The total intrinsic value of cash-settled share units vested was $50.5 million, $14.2 million, and $24.0 million during fiscal 2019, 2018, and 2017, respectively.
At May 26, 2019, we had $25.2 million and $4.2 million of total unrecognized compensation expense that will be recognized over a weighted average period of 1.9 years and 1.5 years, related to stock-settled share unit awards and cash-settled share unit awards, respectively.
Performance Share Awards
In accordance with stockholder-approved equity incentive plans, we grant performance shares to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goal for one-third of the target number of performance shares for the three-year performance period ending in fiscal 2019 (the "2019 performance period") is based on our fiscal 2017 EBITDA return on capital, subject to certain adjustments. The fiscal 2017 EBITDA return on capital target, when set, excluded the results of Lamb Weston. The performance goal for the final

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

two-thirds of the target number of performance shares granted for the 2019 performance period is based on our diluted EPS compound annual growth rate ("CAGR"), subject to certain adjustments, measured over the two-year period ending in fiscal 2019. In addition, for certain participants, all performance shares for the 2019 performance period are subject to an overarching EPS goal that must be met in each fiscal year of the 2019 performance period before any payout on the performance shares can be made to such participants. The awards actually earned for the 2019 performance period will range from zero to two hundred percent of the targeted number of performance shares for that period.
The performance goal for each of the three-year performance period ending in fiscal 2020 (the "2020 performance period") and the three-year performance period ending in 2021 ("2021 performance period") is based on our diluted EPS CAGR, subject to certain adjustments, measured over the defined performance period. In addition, for certain participants, all performance shares for the 2020 performance period are subject to an overarching EPS goal that must be met in each fiscal year of the 2020 performance period before any payout on the performance shares can be made to such participants. For each of the 2020 performance period and the 2021 performance period, the awards actually earned will range from zero to two hundred percent of the targeted number of performance shares for such performance period.
Awards, if earned, will be paid in shares of our common stock. Subject to limited exceptions set forth in our performance share plan, any shares earned will be distributed after the end of the performance period, and only if the participant continues to be employed with the Company through the date of distribution. For awards where performance against the performance target has not been certified, the value of the performance shares is adjusted based upon the market price of our common stock and current forecasted performance against the performance targets at the end of each reporting period and amortized as compensation expense over the vesting period. Forfeitures are accounted for as they occur.
A summary of the activity for performance share awards as of May 26, 2019 and changes during the fiscal year then ended is presented below:

Performance Shares	Share Units (in Millions)	Weighted Average Grant-Date Fair Value
Nonvested performance shares at May 27, 2018	1.00	$33.40
Granted	0.45	$35.96
Adjustments for performance results attained and dividend equivalents	0.18	$31.03
Vested/Issued	(0.43)	$31.03
Forfeited	(0.05)	$34.54
Nonvested performance shares at May 26, 2019	1.15	$34.89
The compensation expense for our performance share awards totaled $8.2 million, $11.8 million, and $13.3 million for fiscal 2019, 2018, and 2017, respectively. The tax benefit related to the compensation expense for fiscal 2019, 2018, and 2017 was $2.1 million, $3.9 million, and $5.1 million, respectively.
The total intrinsic value of performance shares vested (including shares paid in lieu of dividends) during fiscal 2019, 2018, and 2017 was $15.7 million, $11.2 million, and $2.8 million, respectively.
Based on estimates at May 26, 2019, we had $13.2 million of total unrecognized compensation expense related to performance shares that will be recognized over a weighted average period of 1.7 years.
Performance-Based Restricted Stock Unit Awards
On April 15, 2019 (the "grant date"), we made grants of performance-based restricted stock unit ("PBRSU") awards to the Company's named executive officers and a limited group of other senior officers of the Company. A total of 0.2 million PBRSU awards were granted with a grant date fair value of $41.82 per PBRSU.
The PBRSU awards are awards of share units with vesting contingent on our achievement of certain absolute total shareholder return performance ("TSR") goals over a performance period beginning on the grant date and ending May 27, 2022 (the "PBRSU performance period"). If PBRSUs are earned based on absolute TSR and absolute TSR meets or exceeds a predetermined rate, they become eligible for an upward adjustment of 25% based on our relative TSR for the PBRSU

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

performance period versus the median TSR of the S&P 500 Index ("RTSR"). Each PBRSU award payout can range from 0% to 500% of the initial target grant and will not exceed 8.6 times the grant value of each grantee's PBRSU award (including earned dividend equivalents).
Compensation expense for the awards is recognized over the PBRSU performance period based upon the grant date fair value. The grant date fair value was estimated using a Monte-Carlo simulation model with a risk-free rate of 2.35% and an expected volatility of 24.92%. The model includes no expected dividend yield as the PBRSUs earn dividend equivalents.
We recognize compensation expense using the straight-line method over the requisite service period, accounting for forfeitures as they occur. The compensation expense for our PBRSU awards totaled $0.3 million for fiscal 2019. The tax benefit related to the compensation expense for fiscal 2019 was $0.1 million. Based on estimates at May 26, 2019, we had $7.4 million of total unrecognized compensation expense related to the PBRSU awards that will be recognized over a period of 3 years.
Stock Option Awards
In accordance with stockholder-approved equity incentive plans, we granted stock options to employees and directors for the purchase of common stock at prices equal to its fair value at the date of grant. Stock options become exercisable under various vesting schedules (typically three years) and generally expire seven to ten years after the date of grant. No stock options were granted in fiscal 2019 or 2018.
The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted:

2017
Expected volatility (%)	19.15
Dividend yield (%)	2.33
Risk-free interest rates (%)	1.03
Expected life of stock option (years)	4.94
The expected volatility is based on the historical market volatility of our stock over the expected life of the stock options granted. The expected life represents the period of time that the awards are expected to be outstanding and is based on the contractual term of each instrument, taking into account employees' historical exercise and termination behavior.
A summary of the option activity as of May 26, 2019 and changes during the fiscal year then ended is presented below:

Options	Number of Options (in Millions)	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at May 27, 2018	5.1	$28.11
Exercised	(0.6)	$20.75		$7.9
Expired	(0.1)	$29.84
Outstanding at May 26, 2019	4.4	$29.00	5.47	$9.9
Exercisable at May 26, 2019	4.1	$28.38	5.32	$9.9
We recognize compensation expense using the straight-line method over the requisite service period, accounting for forfeitures as they occur. During fiscal 2017, we granted 1.1 million stock options with a weighted average grant date fair value of $6.12 per share. The total intrinsic value of stock options exercised was $7.9 million, $15.8 million, and $29.8 million for fiscal 2019, 2018, and 2017, respectively. The closing market price of our common stock on the last trading day of fiscal 2019 was $28.83 per share.
Compensation expense for stock option awards totaled $2.2 million, $4.2 million, and $6.2 million for fiscal 2019, 2018, and 2017, respectively, including discontinued operations of $0.2 million for fiscal 2017. Included in the compensation expense

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

for stock option awards for fiscal 2019, 2018, and 2017 was $0.2 million, $0.4 million, and $0.9 million, respectively, related to stock options granted by a subsidiary in the subsidiary's shares to the subsidiary's employees. The tax benefit related to the stock option expense for fiscal 2019, 2018, and 2017 was $0.5 million, $1.4 million, and $2.4 million, respectively.
At May 26, 2019, we had $0.2 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 0.1 years.
Cash received from stock option exercises for fiscal 2019, 2018, and 2017 was $12.4 million, $25.1 million, and $84.4 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $2.3 million, $5.3 million, and $19.5 million for fiscal 2019, 2018, and 2017, respectively.
Stock Appreciation Rights Awards
During the second quarter of fiscal 2019, in connection with the completion of the Pinnacle acquisition, we granted 2.3 million cash-settled stock appreciation rights with a fair value estimated at closing date using a Black-Scholes option-pricing model and a grant date price of $36.37 per share to Pinnacle employees in replacement of their unvested stock option awards that were outstanding as of the closing date. Approximately $14.8 million of the fair value of the replacement awards granted to Pinnacle employees was attributable to pre-combination service and was included in the purchase price and established as a liability. As of May 26, 2019, the liability of the replacement stock appreciation rights was $0.9 million, which includes post-combination service expense, the mark-to-market of the liability, and the impact of payouts since acquisition.
The compensation income for our cash-settled stock appreciation rights totaled $13.7 million for fiscal 2019. Included in this amount is income of $14.0 million related to the mark-to-market of the liability established in connection with the Pinnacle acquisition and expense of $0.2 million for accelerated vesting of awards related to Pinnacle integration restructuring activities, net of the impact of marking-to-market these awards based on a lower market price of Conagra common shares. The related tax expense for fiscal 2019 was $3.4 million.
A summary of the stock appreciation rights activity as of May 26, 2019 and changes during the fiscal year then ended is presented below:

Stock Appreciation Rights	Number of Options (in Millions)	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Millions)
Granted	2.3	$27.09
Exercised	(0.1)	$24.79		$0.1
Expired	(1.8)	$26.92
Outstanding at May 26, 2019	0.4	$28.13	0.16	$0.6
Exercisable at May 26, 2019	0.4	$28.13	0.16	$0.6

15. PRE-TAX INCOME AND INCOME TAXES
The U.S. Tax Cuts and Jobs Act ("Tax Act") was signed into law on December 22, 2017. The changes to U.S. tax law include, but are not limited to, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and changing how foreign earnings are subject to U.S. tax.
Beginning in fiscal 2019, the Tax Act created a provision known as global intangible low-tax income ("GILTI") that imposes a tax on certain earnings of foreign subsidiaries. We have made an accounting policy election to treat GILTI taxes as a current period expense.
Pre-tax income from continuing operations (including equity method investment earnings) consisted of the following:

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

	2019	2018	2017
United States	$826.6	$902.5	$883.5
Foreign	72.5	69.6	(82.8)
	$899.1	$972.1	$800.7
The provision for income taxes included the following:

	2019	2018	2017
Current
Federal	$125.4	$153.1	$201.5
State	22.6	17.8	6.7
Foreign	21.6	32.5	6.5
	169.6	203.4	214.7
Deferred
Federal	40.1	(43.7)	62.1
State	19.0	17.4	(5.3)
Foreign	(9.9)	(2.5)	(16.8)
	49.2	(28.8)	40.0
	$218.8	$174.6	$254.7
Income taxes computed by applying the U.S. Federal statutory rates to income from continuing operations before income taxes are reconciled to the provision for income taxes set forth in the Consolidated Statements of Operations as follows:

	2019	2018	2017
Computed U.S. Federal income taxes	$188.8	$285.3	$280.2
State income taxes, net of U.S. Federal tax impact	34.1	18.0	22.4
Remeasurement of U.S. deferred taxes	—	(241.6)	—
Transition tax on foreign earnings	(4.6)	19.8	—
Tax credits and domestic manufacturing deduction	(5.6)	(20.6)	(19.8)
Federal rate differential on legal reserve	—	12.6	—
Goodwill and intangible impairments	12.5	—	104.7
Stock compensation	(2.1)	(5.7)	(18.8)
Legal entity reorganization	16.9	—	—
State tax impact of combining Pinnacle business	(12.0)	—	—
Change of valuation allowance on capital loss carryforward	(32.2)	78.6	(84.1)
Change in estimate related to tax methods used for certain international sales, federal credits, and state credits	—	—	(8.0)
Other	23.0	28.2	(21.9)
	$218.8	$174.6	$254.7
Income taxes paid, net of refunds, were $133.8 million, $164.1 million, and $213.0 million in fiscal 2019, 2018, and 2017, respectively.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

The tax effect of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	May 26, 2019		May 27, 2018
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$240.7	$—	$141.0
Inventory	15.2	—	2.6	—
Goodwill, trademarks and other intangible assets	—	1,187.0	—	406.2
Accrued expenses	11.8	—	15.5	—
Compensation related liabilities	35.9	—	34.1	—
Pension and other postretirement benefits	54.6	—	45.8	—
Investment in unconsolidated subsidiaries	—	185.4	—	165.8
Other liabilities that will give rise to future tax deductions	123.5	—	109.7	—
Net capital and operating loss carryforwards	766.5	—	762.5	—
Federal credits	18.0	—	3.5	—
Other	37.6	24.0	23.6	9.5
	1,063.1	1,637.1	997.3	722.5
Less: Valuation allowance	(738.1)	—	(739.6)	—
Net deferred taxes	$325.0	$1,637.1	$257.7	$722.5
The liability for gross unrecognized tax benefits at May 26, 2019 was $44.1 million, excluding a related liability of $11.7 million for gross interest and penalties. Included in the balance at May 26, 2019 are $1.0 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Any associated interest and penalties imposed would affect the tax rate. As of May 27, 2018, our gross liability for unrecognized tax benefits was $32.5 million, excluding a related liability of $7.7 million for gross interest and penalties. Interest and penalties recognized in the Consolidated Statements of Operations was an expense of $1.2 million in fiscal 2019, an expense of $1.6 million in fiscal 2018, and a benefit of $0.3 million in fiscal 2017.
The net amount of unrecognized tax benefits at May 26, 2019 and May 27, 2018 that, if recognized, would favorably impact our effective tax rate was $37.3 million and $27.8 million, respectively.
We accrue interest and penalties associated with uncertain tax positions as part of income tax expense.
We conduct business and file tax returns in numerous countries, states, and local jurisdictions. The U.S. Internal Revenue Service ("IRS") has completed its audit of the Company for tax years through fiscal 2017. All resulting significant items for fiscal 2017 and prior years have been settled with the IRS, with the exception of fiscal 2016. Statutes of limitation for pre-acquisition tax years of Pinnacle generally remain open for calendar year 2002 and subsequent years principally related to net operating losses. Other major jurisdictions where we conduct business generally have statutes of limitations ranging from three to five years.
We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $20.7 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations. Of this amount, approximately $6.7 million would reverse through results of discontinued operations.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

The change in the unrecognized tax benefits for the year ended May 26, 2019 was:

Beginning balance on May 27, 2018	$32.5
Acquired business positions	10.6
Increases from positions established during prior periods	7.7
Decreases from positions established during prior periods	(3.4)
Increases from positions established during the current period	4.2
Decreases relating to settlements with taxing authorities	(5.2)
Reductions resulting from lapse of applicable statute of limitation	(3.3)
Other adjustments to liability	1.0
Ending balance on May 26, 2019	$44.1
We have approximately $30.1 million of foreign net operating loss carryforwards ($15.0 million will expire between fiscal 2020 and 2040 and $15.1 million have no expiration dates) and $146.2 million of Federal net operating loss carryforwards which expire between fiscal 2022 and 2027. Federal capital loss carryforwards related to the Private Brands divestiture of approximately $2.6 billion will expire in fiscal 2021. Included in net deferred tax liabilities are $49.0 million of tax effected state net operating loss carryforwards which expire in various years ranging from fiscal 2020 to 2038 and $169.0 million of tax effected state capital loss carryforwards related to the divestiture of Private Brands, the vast majority of which expire in fiscal 2021. Foreign tax credits of $7.6 million will expire between fiscal 2025 and 2029. State tax credits of approximately $11.5 million will expire in various years ranging from fiscal 2020 to 2029.
We have recognized a valuation allowance for the portion of the net operating loss carryforwards, capital loss carryforwards, tax credit carryforwards, and other deferred tax assets we believe are not more likely than not to be realized. The net change in the valuation allowance for fiscal 2019 was a decrease of $1.5 million. For fiscal 2018 and 2017, changes in the valuation allowance were a decrease of $273.8 million and a decrease of $420.1 million, respectively. The current year change principally relates to increases in the valuation allowances for state and foreign net operating losses and credits offset by the release of valuation allowances on capital loss due to capital gains from the divestiture of the Wesson® oil and Gelit businesses.
We believe that our foreign subsidiaries have invested or will invest any undistributed earnings indefinitely, or the earnings will be remitted in a tax-neutral transaction, and, therefore, do not provide deferred taxes on the cumulative undistributed earnings of our foreign subsidiaries. Historically, we had determined that previously undistributed earnings of certain foreign subsidiaries no longer met the requirement for indefinite reinvestment and therefore recorded certain tax liabilities in our current tax expense. The net change in deferred taxes on cumulative undistributed earnings of our foreign subsidiaries for fiscal 2019 was a decrease of $5.9 million.

16. LEASES
We lease certain facilities, land, and transportation equipment under agreements that expire at various dates. Rent expense under all operating leases from continuing operations was $83.5 million, $62.5 million, and $71.2 million in fiscal 2019, 2018, and 2017, respectively. These amounts are inclusive of certain charges recognized at the cease-use date for remaining lease payments associated with exited properties.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

A summary of non-cancellable operating lease commitments for fiscal years following May 26, 2019, was as follows:

2020	$52.1
2021	48.4
2022	38.0
2023	34.1
2024	25.6
Later years	114.4
$312.6

At May 26, 2019 and May 27, 2018, assets under capital and financing leases totaling $157.1 million, net of accumulated depreciation of $37.6 million, and $82.9 million, net of $32.1 million of accumulated depreciation, respectively, were included in Property, plant and equipment. Charges resulting from the depreciation of assets held under capital and financing leases are recognized within depreciation expense in the Consolidated Statements of Operations.
Non-cash issuances of capital and financing lease obligations totaling $23.5 million, $1.3 million, and $0.5 million, are excluded from cash flows from investing and financing activities on the Consolidated Statements of Cash Flows for fiscal 2019, 2018, and 2017, respectively.

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
In California, a number of cities and counties joined in a consolidated action seeking abatement of an alleged public nuisance in the form of lead-based paint potentially present on the interior of residences, regardless of its condition. On September 23, 2013, a trial of the California case concluded in the Superior Court of California for the County of Santa Clara, and on January 27, 2014, the court entered a judgment (the "Judgment") against ConAgra Grocery Products and two other defendants ordering the creation of a California abatement fund in the amount of $1.15 billion. Liability is joint and several. The Company appealed the Judgment, and, on November 14, 2017 the California Court of Appeal for the Sixth Appellate District reversed in part, holding that the defendants were not liable to pay for abatement of homes built after 1950, but affirmed the Judgment as to homes built before 1951. The Court of Appeal remanded the case to the trial court with directions to recalculate the amount of the abatement fund estimated to be necessary to cover the cost of remediating pre-1951 homes, and to hold an evidentiary hearing regarding appointment of a suitable receiver. ConAgra Grocery Products and the other defendants petitioned the California Supreme Court for review of the decision, which we believe to be an unprecedented expansion of current California law. On February 14, 2018, the California Supreme Court denied the petition and declined to review the merits of the case, and the case was remanded to the trial court for further proceedings. ConAgra Grocery Products and the other defendants sought further review of certain issues from the Supreme Court of the United States, but on October 15, 2018, the Supreme Court declined to review the case. On September 4, 2018, the trial court recalculated its estimate of the amount needed to remediate pre-1951 homes in the plaintiff jurisdictions to be $409.0 million. As of July 10, 2019, the parties reached an agreement in principle to resolve this matter, which agreement remains subject to approval by the trial court. Once

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

approved, the action against ConAgra Grocery Products will be dismissed with prejudice. Pursuant to the settlement, ConAgra Grocery Products will pay a total of $101.7 million in seven installments to be paid annually from fiscal 2020 through fiscal 2026. ConAgra Grocery Products will further provide a guarantee of up to $15.0 million in the event co-defendant, NL Industries, Inc., defaults on its payment obligations.

We have accrued $25.3 million and $74.1 million, within other accrued liabilities and other noncurrent liabilities, respectively, for this matter as of May 26, 2019. The extent of insurance coverage is uncertain and the Company's carriers are on notice; however, any possible insurance recovery has not been considered for purposes of determining our liability. We cannot assure that the final resolution of these matters will not have a material adverse effect on our financial condition, results of operations, or liquidity.
We are party to a number of putative class action lawsuits challenging various product claims made in the Company's product labeling. These matters include Briseno v. ConAgra Foods, Inc., in which it is alleged that the labeling for Wesson® oils as 100% natural is false and misleading because the oils contain genetically modified plants and organisms. In February 2015, the U.S. District Court for the Central District of California granted class certification to permit plaintiffs to pursue state law claims. The Company appealed to the United States Court of Appeals for the Ninth Circuit, which affirmed class certification in January 2017. The Supreme Court of the United States declined to review the decision and the case has been remanded to the trial court for further proceedings. On April 4, 2019, the trial court granted preliminary approval of a settlement in this matter.
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
We are party to a number of matters asserting product liability claims against the Company related to certain Pam® and other cooking spray products. These lawsuits generally seek damages for personal injuries allegedly caused by defects in the design, manufacture, or safety warnings of the cooking spray products. We have put the Company's insurance carriers on notice. While we cannot predict with certainty the results of these or any other legal proceedings, we do not expect these matters to have a material adverse effect on our financial condition, results of operations, or business.
The Company, its directors, and several of its executive officers are defendants in several class actions alleging violations of federal securities laws. The lawsuits assert that the Company's officers made material misstatements and omissions that caused the market to have an unrealistically positive assessment of the Company's financial prospects in light of the acquisition of Pinnacle, thus causing the Company's securities to be overvalued prior to the release of the Company's consolidated financial results on December 20, 2018 for the second quarter of fiscal 2019. The first of these lawsuits, captioned West Palm Beach Firefighters' Pension Fund v. Conagra Brands, Inc., et al., with which subsequent lawsuits alleging similar facts have been consolidated, was filed February 22, 2019 in the U.S. District Court for the Northern District of Illinois. In addition, on May 9, 2019, a shareholder filed a derivative action on behalf of the Company against the Company's directors captioned Klein v. Arora, et al. in the U.S. District Court for the Northern District of Illinois. The shareholder derivative lawsuit asserts harm to the Company due to alleged breaches of fiduciary duty and mismanagement in connection with the Pinnacle acquisition. On July 9, 2019, the Company received a stockholder demand under Delaware law to inspect the Company's books and records related to the Board of Directors' review of the Pinnacle business, acquisition, and the Company's public statements related to them. While we cannot predict with certainty the results of these or any other legal proceedings, we do not expect these matters to have a material adverse effect on our financial condition, results of operations, or business.
Environmental Matters
We are a party to certain environmental proceedings relating to our acquisition of Beatrice in fiscal 1991. Such proceedings include proceedings related to businesses divested by Beatrice prior to our acquisition of Beatrice. The current environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's possible status as a potentially responsible party at approximately 40 Superfund, proposed Superfund, or state-equivalent sites (the "Beatrice sites"). These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Reserves for

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $52.8 million as of May 26, 2019, a majority of which relates to the Superfund and state-equivalent sites referenced above. During the third quarter of fiscal 2017, a final Remedial Investigation/Feasibility Study was submitted for the Southwest Properties portion of the Wells G&H Superfund site, which is one of the Beatrice sites. The U.S. Environmental Protection Agency (the "EPA") issued a Record of Decision (the "ROD") for the Southwest Properties portion of the site on September 29, 2017 and has entered into negotiations with potentially responsible parties to determine final responsibility for implementing the ROD.
Guarantees and Other Contingencies
We guarantee an obligation of the Lamb Weston business pursuant to a guarantee arrangement that existed prior to the Spinoff and remained in place following completion of the Spinoff until such guarantee obligations is substituted for guarantees issued by Lamb Weston. Pursuant to the separation and distribution agreement, dated as of November 8, 2016 (the "Separation Agreement"), between us and Lamb Weston, this guarantee arrangement is deemed a liability of Lamb Weston that was transferred to Lamb Weston as part of the Spinoff. Accordingly, in the event that we are required to make any payments as a result of this guarantee arrangement, Lamb Weston is obligated to indemnify us for any such liability, reduced by any insurance proceeds received by us, in accordance with the terms of the indemnification provisions under the Separation Agreement.
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
We lease or leased certain office buildings from entities that we have determined to be variable interest entities. The lease agreements with these entities include fixed-price purchase options for the assets being leased. The lease agreements also contain contingent put options (the "lease put options") that allow or allowed the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease agreement in place (the "put price") in certain limited circumstances. As a result of substantial impairment charges related to our divested Private Brands operations, these lease put options became exercisable. We are amortizing the difference between the put price and the estimated fair value (without a lease agreement in place) of the property over the remaining lease term within SG&A expenses. During fiscal 2018, we purchased two buildings that were subject to lease put options and recognized net losses totaling $48.2 million for the early exit of unfavorable lease contracts. During fiscal 2017, one of these lease agreements expired, and we reversed the applicable accrual and recognized a benefit of $6.7 million in SG&A expenses.
As of May 26, 2019 and May 27, 2018, there was one remaining leased building subject to a lease put option for which the put option price exceeded the estimated fair value of the property by $8.2 million, of which we had accrued $1.6 million and $1.2 million, respectively. This lease is accounted for as an operating lease, and accordingly, there are no material assets and liabilities, other than the accrued portion of the put price, associated with this entity included in the Consolidated Balance Sheets. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this entity. In making this determination, we have considered, among other items, the terms of the lease agreement, the expected remaining useful life of the asset leased, and the capital structure of the lessor entity.
In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases resulting from the divestiture of the JM Swank business completed in the first quarter of fiscal 2017. As of May 26, 2019, the remaining terms of these arrangements did not exceed four years and the maximum amount of future payments we have guaranteed was $1.2 million. In addition, we guarantee a lease resulting from an exited facility. As of May 26, 2019, the remaining term of this arrangement did not exceed eight years and the maximum amount of future payments we have guaranteed was $19.1 million.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

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
Commodity and commodity index futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of May 26, 2019, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through February 2020.
In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of May 26, 2019, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through February 2020.
From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.
Derivatives Designated as Cash Flow Hedges
During fiscal 2019, we entered into deal-contingent forward starting interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to help finance the acquisition of Pinnacle. We settled these contracts during the second quarter of fiscal 2019 and deferred a $47.5 million gain in accumulated other comprehensive income. This gain will be amortized as a reduction of net interest expense over the lives of the related debt instruments. The unamortized amount at May 26, 2019, was $45.5 million.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

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
All derivative instruments are recognized on the Consolidated Balance Sheets at fair value (refer to Note 20 for additional information related to fair value measurements). The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with U.S. GAAP, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At May 26, 2019 and May 27, 2018, amounts representing an obligation to return cash collateral of $0.1 million and $1.0 million, respectively, were included in prepaid expenses and other current assets in our Consolidated Balance Sheets.
Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or obligation to return cash collateral were reflected in our Consolidated Balance Sheets as follows:

	May 26, 2019	May 27, 2018
Prepaid expenses and other current assets	$5.9	$4.4
Other accrued liabilities	1.4	0.1
The following table presents our derivative assets and liabilities at May 26, 2019, on a gross basis, prior to the setoff of $0.5 million to total derivative assets and $0.4 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$4.9	Other accrued liabilities	$0.9
Foreign exchange contracts	Prepaid expenses and other current assets	1.4	Other accrued liabilities	0.9
Other	Prepaid expenses and other current assets	0.1	Other accrued liabilities	—
Total derivatives not designated as hedging instruments		$6.4		$1.8
The following table presents our derivative assets and liabilities, at May 27, 2018, on a gross basis, prior to the setoff of $1.4 million to total derivative assets and $0.4 million to total derivative liabilities where legal right of setoff existed:

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
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Consolidated Statements of Operations were as follows:

	For the Fiscal Year Ended May 26, 2019
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Operations of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Consolidated Statement of Operations
Commodity contracts	Cost of goods sold	$(5.3)
Foreign exchange contracts	Cost of goods sold	1.7
Total loss from derivative instruments not designated as hedging instruments		$(3.6)

	For the Fiscal Year Ended May 27, 2018
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Operations of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Consolidated Statement of Operations
Commodity contracts	Cost of goods sold	$3.0
Foreign exchange contracts	Cost of goods sold	(3.9)
Foreign exchange contracts	Selling, general and administrative expense	0.3
Total loss from derivative instruments not designated as hedging instruments		$(0.6)

	For the Fiscal Year Ended May 28, 2017
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Operations of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Consolidated Statement of Operations
Commodity contracts	Cost of goods sold	$0.9
Foreign exchange contracts	Cost of goods sold	(0.3)
Foreign exchange contracts	Selling, general and administrative expense	0.2
Total gain from derivative instruments not designated as hedging instruments		$0.8
As of May 26, 2019, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $140.1 million and $18.5 million for purchase and sales contracts, respectively. As of May 27, 2018, our open commodity contracts had a notional value of $100.0 million and $34.2 million for purchase and sales contracts, respectively. The notional amount of our foreign currency forward and cross currency swap contracts as of May 26, 2019 and May 27, 2018 was $88.2 million and $82.4 million, respectively.
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
At May 26, 2019, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $2.9 million.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

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
In connection with the acquisition of Pinnacle, we now include the components of pension and postretirement expense associated with the Pinnacle pension plans and a post-employment benefit plan in our Consolidated Statements of Earnings from the date of the completion of the acquisition. These plans are frozen for future benefits. The tabular disclosures presented below are inclusive of the Pinnacle plans.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

The changes in benefit obligations and plan assets at May 26, 2019 and May 27, 2018 are presented in the following table.

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Change in Benefit Obligation
Benefit obligation at beginning of year	$3,423.6	$3,548.7	$119.3	$156.9
Service cost	10.9	42.8	0.1	0.2
Interest cost	132.6	111.1	3.8	3.9
Plan participants' contributions	—	—	2.5	4.7
Amendments	1.4	0.6	(0.8)	(17.2)
Actuarial loss (gain)	150.1	(9.4)	(24.3)	(13.2)
Plan settlements	—	(10.2)	(0.5)	—
Curtailments	—	(79.5)	(0.6)	—
Benefits paid	(191.2)	(181.3)	(9.8)	(16.2)
Currency	(0.6)	0.8	(0.2)	0.2
Business acquisitions and divestitures	206.4	—	1.7	—
Benefit obligation at end of year	$3,733.2	$3,423.6	$91.2	$119.3
Change in Plan Assets
Fair value of plan assets at beginning of year	$3,355.1	$2,983.6	$3.7	$—
Actual return on plan assets	252.2	249.6	0.2	3.7
Employer contributions	14.7	312.6	7.3	11.5
Plan participants' contributions	—	—	2.5	4.7
Plan settlements	—	(10.2)	(0.5)	—
Benefits paid	(191.2)	(181.3)	(9.8)	(16.2)
Currency	(0.6)	0.8	—	—
Business acquisitions and divestitures	171.3	—		—
Fair value of plan assets at end of year	$3,601.5	$3,355.1	$3.4	$3.7

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

The funded status and amounts recognized in our Consolidated Balance Sheets at May 26, 2019 and May 27, 2018 were:

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Funded Status	$(131.7)	$(68.5)	$(87.8)	$(115.6)
Amounts Recognized in Consolidated Balance Sheets
Other assets	$61.2	$103.0	$2.8	$2.6
Other accrued liabilities	(10.2)	(11.8)	(10.8)	(16.2)
Other noncurrent liabilities	(182.7)	(159.7)	(79.8)	(102.0)
Net Amount Recognized	$(131.7)	$(68.5)	$(87.8)	$(115.6)
Amounts Recognized in Accumulated Other Comprehensive (Income) Loss (Pre-tax)
Actuarial net loss (gain)	$115.8	$48.8	$(47.8)	$(25.8)
Net prior service cost (benefit)	12.1	13.8	(17.1)	(18.4)
Total	$127.9	$62.6	$(64.9)	$(44.2)
Weighted-Average Actuarial Assumptions Used to Determine Benefit Obligations at May 26, 2019 and May 27, 2018
Discount rate	3.88%	4.14%	3.48%	3.81%
Long-term rate of compensation increase	N/A	N/A	N/A	N/A
The accumulated benefit obligation for all defined benefit pension plans was $3.7 billion and $3.4 billion at May 26, 2019 and May 27, 2018, respectively.
The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at May 26, 2019 and May 27, 2018 were:

	2019	2018
Projected benefit obligation	$964.3	$951.1
Accumulated benefit obligation	963.7	950.1
Fair value of plan assets	771.4	779.5
Components of pension benefit and other postretirement benefit costs included:

	Pension Benefits			Other Benefits
	2019	2018	2017	2019	2018	2017
Service cost	$10.9	$42.8	$56.9	$0.1	$0.2	$0.3
Interest cost	132.6	111.1	116.8	3.8	3.9	4.6
Expected return on plan assets	(174.4)	(218.3)	(207.4)	—	—	—
Amortization of prior service cost (benefit)	3.1	2.9	2.6	(2.2)	(3.4)	(6.6)
Special termination benefits	—	—	1.5	—	—	—
Recognized net actuarial loss (gain)	5.1	3.4	1.2	(1.4)	—	0.5
Settlement loss (gain)	—	1.3	13.8	(1.0)	—	—
Curtailment loss (gain)	—	0.7	1.7	(0.6)	—	—
Benefit cost — Company plans	(22.7)	(56.1)	(12.9)	(1.3)	0.7	(1.2)
Pension benefit cost — multi-employer plans	6.3	7.1	12.0	—	—	—
Total benefit (income) cost	$(16.4)	$(49.0)	$(0.9)	$(1.3)	$0.7	$(1.2)

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
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
During fiscal 2017, we provided a voluntary lump-sum settlement offer to certain terminated vested participants in our salaried pension plan. Lump-sum settlement payments totaling $287.5 million were distributed from pension plan assets to such participants. Due to the pension settlement, we were required to remeasure our pension plan liability. In connection with the remeasurement, we updated the effective discount rate assumption to 4.11%, as of December 31, 2016. The settlement and related remeasurement resulted in the recognition of a settlement charge of $13.8 million, reflected in pension and postretirement non-service income, as well as a benefit to accumulated other comprehensive income (loss) totaling $62.2 million.
In fiscal 2019, 2018, and 2017, the Company recorded charges of $5.1 million, $3.4 million, and $1.2 million, respectively, reflecting the year-end write-off of actuarial losses in excess of 10% of our pension liability.
The Company recorded an expense of $0.3 million (primarily within restructuring activities), $0.6 million (primarily within restructuring activities), and $4.0 million ($2.1 million was recorded in discontinued operations and $1.9 million was recorded in restructuring activities) during fiscal 2019, 2018, and 2017, respectively, related to our expected incurrence of certain multi-employer plan withdrawal costs.
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were:

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Net actuarial gain (loss)	$(72.1)	$120.0	$25.1	$16.8
Amendments	(1.4)	(0.6)	0.8	17.2
Amortization of prior service cost (benefit)	3.1	2.9	(2.2)	(3.4)
Settlement and curtailment loss (gain)	—	2.0	(1.6)	—
Recognized net actuarial loss (gain)	5.1	3.4	(1.4)	—
Net amount recognized	$(65.3)	$127.7	$20.7	$30.6
Weighted-Average Actuarial Assumptions Used to Determine Net Expense

	Pension Benefits			Other Benefits
	2019	2018	2017	2019	2018	2017
Discount rate	4.15%	3.90%	3.83%	3.81%	3.33%	3.18%
Long-term rate of return on plan assets	5.17%	7.50%	7.50%	N/A	N/A	N/A
Long-term rate of compensation increase	3.63%	3.63%	3.66%	N/A	N/A	N/A
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

Plan Assets
The fair value of plan assets, summarized by level within the fair value hierarchy described in Note 20, as of May 26, 2019, was as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.7	$77.7	$—	$78.4
Equity securities:
U.S. equity securities	56.3	91.8	—	148.1
International equity securities	87.8	0.4	—	88.2
Fixed income securities:
Government bonds	—	748.3	—	748.3
Corporate bonds	—	2,255.5	—	2,255.5
Mortgage-backed bonds	—	31.1	—	31.1
Real estate funds	0.4	—	—	0.4
Net receivables for unsettled transactions	5.6	—	—	5.6
Fair value measurement of pension plan assets in the fair value hierarchy	$150.8	$3,204.8	$—	$3,355.6
Investments measured at net asset value				245.9
Total pension plan assets				$3,601.5
The fair value of plan assets, summarized by level within the fair value hierarchy described in Note 20, as of May 27, 2018, was as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1.0	$65.0	$—	$66.0
Equity securities:
U.S. equity securities	319.8	124.0	—	443.8
International equity securities	256.5	1.0	—	257.5
Fixed income securities:
Government bonds	—	1,854.8	—	1,854.8
Corporate bonds	—	4.7	—	4.7
Mortgage-backed bonds	—	9.3	—	9.3
Real estate funds	7.7	—	—	7.7
Master limited partnerships	0.4	—	—	0.4
Net receivables for unsettled transactions	10.9	—	—	10.9
Fair value measurement of pension plan assets in the fair value hierarchy	$596.3	$2,058.8	$—	$2,655.1
Investments measured at net asset value				700.0
Total pension plan assets				$3,355.1
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

Level 3 assets consist of investments where active market pricing is not readily available and, as such, fair value is estimated using significant unobservable inputs.
Certain assets that are measured at fair value using the NAV (net asset value) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. Such investments are generally considered long-term in nature with varying redemption availability. For certain of these investments, with a fair value of approximately $51.0 million as of May 26, 2019, the asset managers have the ability to impose customary redemption gates which may further restrict or limit the redemption of invested funds therein. As of May 26, 2019, funds with a fair value of $4.2 million have imposed such gates.
As of May 26, 2019, we have unfunded commitments for additional investments of $48.3 million in private equity funds and $17.0 million in natural resources funds. We expect unfunded commitments to be funded from plan assets rather than the general assets of the Company.
To develop the expected long-term rate of return on plan assets assumption for the pension plans, we consider the current asset allocation strategy, the historical investment performance, and the expectations for future returns of each asset class.
Our pension plan weighted-average asset allocations by asset category were as follows:

	May 26, 2019	May 27, 2018
Equity securities	7%	21%
Debt securities	85%	58%
Real estate funds	1%	10%
Multi-strategy hedge funds	—%	4%
Private equity	3%	4%
Other	4%	3%
Total	100%	100%
Due to the salaried pension plan freeze, the Company's pension asset strategy is now designed to align our pension plan assets with our projected benefit obligation to reduce volatility by targeting an investment strategy of approximately 90% in fixed-income securities and approximately 10% in return seeking assets, primarily equity securities, real estate, and private assets.
 Other investments are primarily made up of cash and master limited partnerships.
Assumed health care cost trend rates have a significant effect on the benefit obligation of the postretirement plans.

Assumed Health Care Cost Trend Rates at:	May 26, 2019	May 27, 2018
Initial health care cost trend rate	7.20%	7.87%
Ultimate health care cost trend rate	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2024	2024
We currently anticipate making contributions of approximately $14.2 million to our pension plans in fiscal 2020. We anticipate making contributions of $10.8 million to our other postretirement plans in fiscal 2020. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

The following table presents estimated future gross benefit payments for our plans:

	Pension Benefits	Health Care and Life Insurance Benefits
2020	$200.7	$10.9
2021	201.3	10.1
2022	203.9	9.3
2023	207.1	8.5
2024	210.0	7.8
Succeeding 5 years	1,074.8	30.2
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

The Company's participation in multiemployer plans for the fiscal year ended May 26, 2019 is outlined in the table below. For each plan that is individually significant to the Company the following information is provided:

•	The "EIN / PN" column provides the Employer Identification Number and the three-digit plan number assigned to a plan by the Internal Revenue Service.

•
The most recent Pension Protection Act Zone Status available for 2018 and 2017 is for plan years that ended in calendar years 2018 and 2017, respectively. The zone status is based on information provided to the Company by each plan. A plan in the "red" zone has been determined to be in "critical status", based on criteria established under the Internal Revenue Code ("Code"), and is generally less than 65% funded. A plan in the "yellow" zone has been determined to be in "endangered status", based on criteria established under the Code, and is generally less than 80% funded. A plan in the "green" zone has been determined to be neither in "critical status" nor in "endangered status", and is generally at least 80% funded.

•
The "FIP/RP Status Pending/Implemented" column indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the "yellow" zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the "red" zone, is pending or has been implemented by the plan as of the end of the plan year that ended in calendar year 2018.

•	Contributions by the Company are the amounts contributed in the Company's fiscal periods ending in the specified year.

•
The "Surcharge Imposed" column indicates whether the Company contribution rate for its fiscal year that ended on May 26, 2019 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in "critical status", in accordance with the requirements of the Code.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

•	The last column lists the expiration dates of the collective bargaining agreements pursuant to which the Company contributes to the plans.
For plans that are not individually significant to Conagra Brands the total amount of contributions is presented in the aggregate.

		Pension Protection Act Zone Status		FIP / RP Status Pending / Implemented	Contributions by the Company (millions)				Expiration Dates of Collective Bargaining Agreements
Pension Fund	EIN / PN	2018	2017		FY19	FY18	FY17	Surcharge Imposed
Bakery and Confectionary Union and Industry International Pension Plan	52-6118572 / 001	Red, Critical and Declining	Red, Critical and Declining	RP Implemented	$0.1	$1.5	$1.8	No	2/29/2020
Central States, Southeast and Southwest Areas Pension Fund	36-6044243 / 001	Red, Critical and Declining	Red	RP Implemented	1.8	1.8	1.8	No	5/31/2020
Western Conference of Teamsters Pension Plan	91-6145047 / 001	Green	Green	N/A	3.2	2.8	4.0	No	06/30/2021
Other Plans					0.9	0.4	0.4
Total Contributions					$6.0	$6.5	$8.0
The Company was not listed in the Forms 5500 filed by any of the other plans or for any of the other years as providing more than 5% of the plan's total contributions. At the date our financial statements were issued, Forms 5500 were not available for plan years ending in calendar year 2018.
During fiscal 2019, we ceased to participate in the Bakery and Confectionary Union and Industry International Fund in conjunction with our sale of the Trenton, Missouri plant.
In addition to the contributions listed in the table above, we recorded an additional expense of $0.3 million, $0.6 million and $4.0 million in fiscal 2019, 2018, and 2017, respectively, related to our expected incurrence of certain withdrawal costs.
Certain of our employees are covered under defined contribution plans. The expense related to these plans was $39.9 million, $24.5 million, and $18.0 million in fiscal 2019, 2018, and 2017, respectively.

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
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 26, 2019:

	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$3.0	$2.9	$—	$5.9
Marketable securities	15.7	—	—	15.7
Deferred compensation assets	10.7	—	—	10.7
Total assets	$29.4	$2.9	$—	$32.3
Liabilities:
Derivative liabilities	$—	$1.4	$—	$1.4
Deferred compensation liabilities	70.4	—	—	70.4
Total liabilities	$70.4	$1.4	$—	$71.8
The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 27, 2018:

	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$1.7	$2.7	$—	$4.4
Marketable securities	4.8	—	—	4.8
Total assets	$6.5	$2.7	$—	$9.2
Liabilities:
Derivative liabilities	$—	$0.1	$—	$0.1
Deferred compensation liabilities	51.6	—	—	51.6
Total liabilities	$51.6	$0.1	$—	$51.7
Certain assets and liabilities, including long-lived assets, goodwill, asset retirement obligations, and cost and equity investments are measured at fair value on a nonrecurring basis using Level 3 inputs.
We recognized charges for the impairment of certain indefinite-lived brands. The fair values of these brands were estimated using the "relief from royalty" method (See Note 9). Impairments in our Grocery & Snacks segment totaled $76.5 million, $4.0 million, and $68.2 million for fiscal 2019, 2018, and 2017, respectively. Impairments in our International segment totaled $13.1 million, $0.8 million, and $37.0 million for fiscal 2019, 2018, and 2017, respectively.
We recognized charges of $2.7 million and $4.7 million in the Corporate segment for the impairment of certain long-lived assets in fiscal 2019 and 2018, respectively. The impairment was measured based upon the estimated sales price of the assets.
During fiscal 2017, a charge of $27.6 million was recognized in the Grocery & Snacks segment for the impairment of our Wesson® oil production facility. The impairment was measured based upon the estimated sales price of the facility (See Note 6).
During fiscal 2017, goodwill impairment charges totaling $198.9 million were recognized within our International segment.
The carrying amount of long-term debt (including current installments) was $10.68 billion as of May 26, 2019 and $3.54 billion as of May 27, 2018. Based on current market rates, the fair value of this debt (level 2 liabilities) at May 26, 2019 and May 27, 2018 was estimated at $11.24 billion and $3.76 billion, respectively.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

21. BUSINESS SEGMENTS AND RELATED INFORMATION
As a result of the Pinnacle acquisition, we currently reflect our results of operations in six reporting segments: Grocery & Snacks, Refrigerated & Frozen, International, Foodservice, Pinnacle Foods, and Commercial.
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
The Pinnacle Foods reporting segment includes branded and private-labeled food products, in various temperature states, sold in various retail and foodservice channels in the United States and Canada. Results of the Pinnacle Foods segment reflect activity beginning on October 26, 2018, the date of the acquisition of Pinnacle.
The Commercial reporting segment included commercially branded and private label food and ingredients, which were sold primarily to commercial, restaurant, foodservice, food manufacturing, and industrial customers. The segment's primary food items included a variety of vegetable, spice, and frozen bakery goods, which were sold under brands such as Spicetec Flavors & Seasonings®. The Spicetec and JM Swank businesses were sold in the first quarter of fiscal 2017. These businesses comprised the entire Commercial segment following the presentation of Lamb Weston as discontinued operation.
We do not aggregate operating segments when determining our reporting segments.
Intersegment sales have been recorded at amounts approximating market. Operating profit for each of the segments is based on net sales less all identifiable operating expenses. General corporate expense, net interest expense, and income taxes have been excluded from segment operations.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

	2019	2018	2017
Net sales
Grocery & Snacks	$3,279.2	$3,287.0	$3,208.8
Refrigerated & Frozen	2,804.0	2,753.0	2,652.7
International	793.4	843.5	816.0
Foodservice	934.2	1,054.8	1,078.3
Pinnacle Foods	1,727.6	—	—
Commercial	—	—	71.1
Total net sales	$9,538.4	$7,938.3	$7,826.9
Operating profit
Grocery & Snacks	$689.2	$724.8	$655.4
Refrigerated & Frozen	502.2	479.4	445.8
International	94.5	86.5	(168.9)
Foodservice	117.7	121.8	105.1
Pinnacle Foods	238.2	—	—
Commercial	—	—	202.6
Total operating profit	$1,641.8	$1,412.5	$1,240.0
Equity method investment earnings	75.8	97.3	71.2
General corporate expenses	462.2	459.4	370.2
Pension and postretirement non-service income	35.1	80.4	55.2
Interest expense, net	391.4	158.7	195.5
Income tax expense	218.8	174.6	254.7
Income from continuing operations	$680.3	$797.5	$546.0
Less: Net income attributable to noncontrolling interests of continuing operations	0.1	3.4	1.9
Income from continuing operations attributable to Conagra Brands, Inc.	$680.2	$794.1	$544.1
The following table presents further disaggregation of our net sales:

	2019	2018	2017
Snacks	$1,363.4	$1,199.0	$1,046.7
Other shelf-stable	2,567.1	2,088.0	2,162.1
Frozen	2,968.4	2,014.8	1,886.1
Refrigerated	788.0	738.2	766.5
International	846.2	843.5	816.0
Foodservice	1,005.3	1,054.8	1,078.4
Commercial	—	—	71.1
Total net sales	$9,538.4	$7,938.3	$7,826.9

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

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
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	2019	2018	2017
Net derivative gains (losses) incurred	$(3.6)	$(0.9)	$0.6
Less: Net derivative gains (losses) allocated to reporting segments	(1.8)	(7.1)	5.7
Net derivative gains (losses) recognized in general corporate expenses	$(1.8)	$6.2	$(5.1)
Net derivative gains (losses) allocated to Grocery & Snacks	$(2.1)	$0.2	$3.4
Net derivative gains (losses) allocated to Refrigerated & Frozen	(1.1)	(0.3)	0.8
Net derivative gains (losses) allocated to International	2.8	(6.9)	1.6
Net derivative losses allocated to Foodservice	(0.6)	(0.1)	—
Net derivative losses allocated to Pinnacle Foods	(0.8)	—	—
Net derivative losses allocated to Commercial	—	—	(0.1)
Net derivative gains (losses) included in segment operating profit	$(1.8)	$(7.1)	$5.7
As of May 26, 2019, the cumulative amount of net derivative gains from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $1.4 million. This amount reflected net gains of $1.0 million incurred during the fiscal year ended May 26, 2019, as well as net gains of $0.4 million incurred prior to fiscal 2019. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results gains of $0.9 million in fiscal 2020 and $0.5 million in fiscal 2021 and thereafter.

Assets by Segment

The majority of our manufacturing assets are shared across multiple reporting segments. Output from these facilities used by each reporting segment can change over time. Also, working capital balances are not tracked by reporting segment. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment. Total depreciation expense for fiscal 2019, 2018, and 2017 was $283.9 million, $222.1 million, and $234.4 million, respectively.
Other Information
Our operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant with respect to consolidated operations for fiscal 2019, 2018, and 2017. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were approximately $919.5 million, $918.4 million, and $887.2 million in fiscal 2019, 2018, and 2017, respectively. Our long-lived assets located outside of the United States are not significant.
Our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 24% of consolidated net sales for each of fiscal 2019, 2018, and 2017, significantly impacting the Grocery & Snacks, Refrigerated & Frozen, and Pinnacle Foods segments.
Walmart, Inc. and its affiliates accounted for approximately 30% and 25% of consolidated net receivables as of May 26, 2019 and May 27, 2018, respectively.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2019, May 27, 2018, and May 28, 2017
(columnar dollars in millions except per share amounts)

We offer certain suppliers access to a third-party service that allows them to view our scheduled payments online. The third-party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third-party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third-party, or any financial institutions concerning this service. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of May 26, 2019, $189.3 million of our total accounts payable is payable to suppliers who utilize this third-party service.

22. QUARTERLY FINANCIAL DATA (Unaudited)

	2019				2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,834.4	$2,383.7	$2,707.1	$2,613.2	$1,804.2	$2,173.4	$1,994.5	$1,966.2
Gross profit	515.5	677.2	752.3	708.0	519.0	658.3	598.8	575.4
Income from continuing operations, net of tax	178.2	134.3	242.6	125.2	153.6	224.1	349.2	70.6
Income (loss) from discontinued operations, net of tax	—	(1.9)	—	—	(0.3)	0.4	14.5	(0.3)
Net income attributable to Conagra Brands, Inc.	178.2	131.6	242.0	126.5	152.5	223.5	362.8	69.6
Earnings per share (1):
Basic earnings per share:
Net income attributable to Conagra Brands, Inc. common stockholders	$0.45	$0.31	$0.50	$0.26	$0.37	$0.55	$0.91	$0.18
Diluted earnings per share:
Net income attributable to Conagra Brands, Inc. common stockholders	$0.45	$0.31	$0.50	$0.26	$0.36	$0.54	$0.90	$0.18
Dividends declared per common share	$0.2125	$0.2125	$0.2125	$0.2125	$0.2125	$0.2125	$0.2125	$0.2125
Share price:
High	$38.94	$38.25	$32.60	$31.28	$39.95	$35.87	$38.50	$38.29
Low	34.64	32.42	20.85	22.37	33.07	32.43	35.47	35.34

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Conagra Brands, Inc. and subsidiaries (the Company) as of May 26, 2019 and May 27, 2018, the related consolidated statements of operations, comprehensive income, common stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended May 26, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of May 26, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 26, 2019 and May 27, 2018, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended May 26, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 26, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Pinnacle Foods Inc. (Pinnacle) during fiscal 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of May 26, 2019, Pinnacle’s internal control over financial reporting associated with total assets of $12.06 billion and total net sales of $1.73 billion included in the consolidated financial statements of the Company as of and for the year ended May 26, 2019.  Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Pinnacle.

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
July 19, 2019

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of May 26, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective. We acquired Pinnacle on October 26, 2018 and have not yet included Pinnacle in our assessment of the effectiveness of our internal control over financial reporting. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include Pinnacle. For fiscal 2019, Pinnacle accounted for $1.73 billion of our total net sales and as of May 26, 2019 had total assets of $12.06 billion.
Internal Control Over Financial Reporting
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated any change in the Company's internal control over financial reporting that occurred during the quarter covered by this report and determined that there was no change in the Company's internal control over financial reporting during the fourth quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

With the participation of Conagra Brands' Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of Conagra Brands' internal control over financial reporting as of May 26, 2019. Management's assessment of internal control over financial reporting as of May 26, 2019 excludes internal control over financial reporting related to Pinnacle (acquired October 26, 2018), which accounted for approximately $12.06 billion of consolidated total assets and $1.73 billion of consolidated net sales as of and for the year ended May 26, 2019. In making this assessment, management used criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management concluded that, as of May 26, 2019, its internal control over financial reporting was effective.

The effectiveness of Conagra Brands' internal control over financial reporting as of May 26, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this annual report on Form 10-K.

/s/ SEAN M. CONNOLLY Sean M. Connolly President and Chief Executive Officer July 19, 2019	/s/ DAVID S. MARBERGER David S. Marberger Executive Vice President and Chief Financial Officer July 19, 2019

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to our directors will be set forth in the 2019 Proxy Statement under the heading "Voting Item #1: Election of Directors," and the information is incorporated herein by reference.
Information regarding our executive officers is included in Part I of this Form 10-K under the heading "Executive Officers of the Registrant as of July 19, 2019," as permitted by the Instruction to Item 401 of Regulation S-K.
If applicable, information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by our directors, executive officers, and holders of more than ten percent of our equity securities will be set forth in the 2019 Proxy Statement under the heading "Information on Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance," and the information is incorporated herein by reference.
Information with respect to the Audit / Finance Committee and its financial experts will be set forth in the 2019 Proxy Statement under the heading "Voting Item #1: Election of Directors—How We Govern and are Governed—The Board's Audit / Finance Committee," and the information is incorporated herein by reference.
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

ITEM 11. EXECUTIVE COMPENSATION
Information with respect to director and executive compensation and our Human Resources Committee will be set forth in the 2019 Proxy Statement under the headings "Voting Item #1: Election of Directors—How We Are Paid," "Voting Item #1: Election of Directors—How We Govern—The Board's Human Resources Committee," "Compensation Committee Report," and "Executive Compensation," and "CEO Pay Ratio" and the information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners, directors and management will be set forth in the 2019 Proxy Statement under the heading "Information on Stock Ownership," and the information is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information about shares of our common stock that may be issued upon the exercise of options, warrants, and rights under existing equity compensation plans as of our most recent fiscal year-end, May 26, 2019.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	7,867,712	$29.00	40,897,313
Equity compensation plans not approved by security holders	—	—	—
Total	7,867,712	$29.00	40,897,313

(1)
Column (a) includes 1,169,063 shares that could be issued under performance shares outstanding at May 26, 2019. The performance shares are earned and common stock issued if pre-set financial objectives are met. Included are 95,909 shares for one-third of the fiscal 2017 through 2019 performance period, for which the performance has been determined. For the remaining performance periods, actual shares issued may be equal to, less than, or greater than the number of outstanding performance shares included in column (a), depending on actual performance. Column (b) does not take these awards into account because they do not have an exercise price. The number of shares reflected in column (a) with respect to these performance shares for which the performance has not been determined assumes the vesting criteria will be achieved at target levels. Column (c) has not been reduced for the performance shares outstanding. Column (a) also includes 184,686 shares that could be issued under performance-based restricted stock units outstanding at May 26, 2019. The performance-based restricted stock units are earned and common stock issued if pre-set market-based objectives are met. Actual shares issued may be equal to, less than, or greater than the number of outstanding performance-based restricted stock units included in column (a), depending on actual performance. Column (b) does not take these awards into account because they do not have an exercise price. Column (c) has not been reduced for the performance-based restricted stock units outstanding. The number of shares reflected in column (a) with respect to these performance-based restricted stock units assumes the vesting criteria will be achieved at target levels. Column (b) also excludes 1,810,201 restricted stock units and 278,432 deferral interests in deferred compensation plans that are included in column (a) but do not have an exercise price. The units vest and are payable in common stock after expiration of the time periods set forth in the related agreements. The interests in the deferred compensation plans are settled in common stock on the schedules selected by the participants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to director independence and certain relationships and related transactions will be set forth in the 2019 Proxy Statement under the headings "Voting Item #1: Election of Directors—How We are Selected, Evaluated and Oranized—Director Independence," "Voting Item #1: Election of Directors—How We Govern—The Board's Audit / Finance Committee," and "Voting Item #1: Election of Directors—How We Govern—The Board's Human Resources Committee" and the information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to the principal accountant will be set forth in the 2019 Proxy Statement under the heading "Voting Item #2: Ratification of the Appointment of Our Independent Auditor for Fiscal 2020," and the information is incorporated herein by reference.

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

4.1
Indenture, dated as of October 8, 1990, between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A. and The Chase Manhattan Bank (National Association)), as trustee, incorporated by reference to Exhibit 4.1 of Conagra Brands’ Registration Statement on Form S-3 (Registration No. 033-36967)

4.2
Indenture, dated as of October 12, 2017, between Conagra Brands, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated herein by reference to Exhibit 4.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on October 12, 2017

4.2.1
First Supplemental Indenture, dated as of October 12, 2017, between Conagra Brands, Inc. and Wells Fargo Bank, National Association, as trustee (including Form of Note), incorporated herein by reference to Exhibit 4.2 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on October 12, 2017

4.2.2
Second Supplemental Indenture, dated October 22, 2018, by and between Conagra Brands, Inc. and Wells Fargo Bank, National Association, as Trustee (including Forms of Notes), incorporated herein by reference to Exhibit 4.2 to Conagra Brands' Current Report on Form 8-K filed with the SEC on October 22, 2018

4.3	Description of Securities

**10.1
ConAgra Foods, Inc. Non-Qualified Pension Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended November 23, 2008

**10.1.1
Amendment One dated December 3, 2009 to ConAgra Foods, Inc. Nonqualified Pension Plan, incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 28, 2010

**10.1.2
Amendment Two dated November 29, 2010 to the ConAgra Foods, Inc. Non-Qualified Pension Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 27, 2011

**10.1.3
Amendment Three to ConAgra Foods, Inc. Nonqualified Pension Plan (January 1, 2009 Restatement), dated December 22, 2016, incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 26, 2017

**10.1.4
Amendment Four to Conagra Brands, Inc. Nonqualified Pension Plan (January 1, 2009 Restatement), dated December 19, 2017, incorporated herein by reference to Exhibit 10.2.4 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended November 26, 2017

**10.2
Conagra Brands, Inc. Directors’ Deferred Compensation Plan (2018 Restatement), effective as of May 1, 2018, incorporated herein by reference to Exhibit 10.3.2 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 27, 2018

**10.3
Conagra Brands, Inc. Voluntary Deferred Compensation Plan (Effective January 1, 2017), incorporated herein by reference to Exhibit 10.4.7 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended August 27, 2017

**10.3.1
First Amendment to Conagra Brands, Inc. Voluntary Deferred Compensation Plan (January 1, 2017 Restatement), incorporated herein by reference to Exhibit 10.4.8 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended November 26, 2017

**10.3.2
Second Amendment, dated as of December 5, 2018, to the Conagra Brands, Inc. Voluntary Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.1 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on December 7, 2018

**10.4	ConAgra Foods 2009 Stock Plan, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on September 28, 2009

**10.4.1
Form of Stock Option Agreement (ConAgra Foods 2009 Stock Plan) for Non-Employee Directors under the ConAgra Foods 2009 Stock Plan, incorporated herein by reference to Exhibit 10.5 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended August 30, 2009

**10.4.2
Form of Stock Option Agreement (ConAgra Foods 2009 Stock Plan) for Employees, incorporated herein by reference to Exhibit 10.4 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended August 30, 2009

**10.4.3
Form of Stock Option Agreement (ConAgra Foods 2009 Stock Plan) for certain named executive officers, incorporated herein by reference to Exhibit 10.6 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended August 30, 2009

**10.5	ConAgra Foods, Inc. 2014 Stock Plan, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on September 22, 2014

**10.5.1	First Amendment to ConAgra Foods, Inc. 2014 Stock Plan, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on December 15, 2017

**10.5.2
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the ConAgra Foods, Inc. 2014 Stock Plan, incorporated herein by reference to Exhibit 10.10.1 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 31, 2015

**10.5.3
Form of Restricted Stock Unit Agreement (Cash-Settled) under the ConAgra Foods, Inc. 2014 Stock Plan, incorporated herein by reference to Exhibit 10.10.2 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 31, 2015

**10.5.4
Form of Restricted Stock Unit Agreement (Stock-Settled) under the ConAgra Foods, Inc. 2014 Stock Plan, incorporated herein by reference to Exhibit 10.10.3 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 31, 2015

**10.5.5
Form of Nonqualified Stock Option Agreement for Employees under the ConAgra Foods, Inc. 2014 Stock Plan, incorporated herein by reference to Exhibit 10.10.4 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 31, 2015

**10.5.6
Form of Retention Restricted Stock Unit Agreement (Stock Settled) under the ConAgra Foods, Inc. 2014 Stock Plan, incorporated herein by reference to Exhibit 10.3 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended August 30, 2015

**10.5.7
Form of Restricted Stock Unit Agreement (Cash or Stock Settled) under ConAgra Foods, Inc. 2014 Stock Plan, incorporated herein by reference to Exhibit 10.7.6 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended August 27, 2017

**10.5.8
Form of Restricted Stock Unit Agreement under the ConAgra Foods, Inc. 2014 Stock Plan, incorporated herein by reference to Exhibit 10.4 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarterly period ended August 26, 2018

**10.5.9
Form of Performance-Based Restricted Stock Units Agreement (for non-CEO participants), incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on April 16, 2019

**10.5.10	Form of CEO Performance-Based Restricted Stock Units Agreement, incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on April 16, 2019

**10.5.11	Form of CEO Restricted Stock Unit Agreement

**10.6	ConAgra Foods, Inc. 2014 Executive Incentive Plan incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on September 22, 2014

**10.7
ConAgra Foods, Inc. 2008 Performance Share Plan, effective July 16, 2008, incorporated herein by reference to Exhibit 10.3 of Conagra Brands’ Quarterly Report on Form 10-Q for quarter ended August 24, 2008

**10.7.1
First Amendment to ConAgra Foods, Inc. 2008 Performance Share Plan, dated July 19, 2017, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on July 25, 2017

**10.8
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

**10.10
Change of Control Agreement, dated as of February 12, 2015, between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and Sean Connolly, incorporated herein by reference to Exhibit 10.3 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on February 12, 2015

**10.11
Employment Agreement, dated as of February 12, 2015, between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and Sean Connolly, incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on February 12, 2015

**10.11.1
Amendment to Employment Agreement dated December 31, 2015, effective January 1, 2016, by and between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and Sean Connolly, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 28, 2016

**10.11.2
Letter of Agreement, dated as of August 2, 2018, between Conagra Brands, Inc. and Sean M. Connolly, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2018

**10.12
Form of Executive Time Sharing Agreement, as adopted on February 18, 2015, incorporated herein by reference to Exhibit 10.17 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 31, 2015

**10.13
Letter Agreement, by and between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and David Marberger, dated as of July 13, 2016, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the Quarter Ended August 28, 2016

**10.14
Letter Agreement, dated September 10, 2015, by and between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and David Biegger, incorporated herein by reference to Exhibit 10.22 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 28, 2017

10.15
Term Loan Agreement, dated July 11, 2018, by and among Conagra Brands, Inc. and Bank of America, N.A., as administrative agent and a lender, Goldman Sachs Bank USA, as syndication agent and a lender, and the other financial institutions party thereto, incorporated herein by reference to Exhibit 10.1 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on July 17, 2018

10.16
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

10.17
Tax Matters Agreement, dated as of November 8, 2016, by and between Conagra Brands, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 10.1 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on November 10, 2016

10.18
Trademark License Agreement, dated as of November 8, 2016, by and between ConAgra Foods RDM, Inc. and ConAgra Foods Lamb Weston, Inc., incorporated herein by reference to Exhibit 10.4 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on November 10, 2016

10.18.1
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

101
The following materials from Conagra Brands' Annual Report on Form 10-K for the year ended May 26, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Common Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

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
July 19, 2019

By:	/s/ DAVID S. MARBERGER
David S. Marberger
Executive Vice President and Chief Financial Officer
July 19, 2019

By:	/s/ ROBERT G. WISE
Robert G. Wise
Senior Vice President and Corporate Controller
July 19, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 19th day of July, 2019.

Sean M. Connolly*	Director
Anil Arora*	Director
Thomas K. Brown*	Director
Stephen G. Butler*	Director
Joie A. Gregor*	Director
Rajive Johri*	Director
Richard H. Lenny*	Director
Melissa Lora*	Director
Ruth Ann Marshall*	Director
Craig P. Omtvedt*	Director
Scott Ostfeld*	Director
*     David S. Marberger, by signing his name hereto, signs this annual report on Form 10-K on behalf of each person indicated. Powers-of-Attorney authorizing David S. Marberger to sign this annual report on Form 10-K on behalf of each of the indicated Directors of Conagra Brands, Inc. have been filed herewith as Exhibit 24.

By:	/s/ DAVID S. MARBERGER
David S. Marberger
Attorney-In-Fact