Form 10-Q
period 2019-11-24
CONAGRA BRANDS INC.
filed 2020-01-02
CIK 23217

nHat t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 24, 2019

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

(312) 549-5000

(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of issuer's common stock, as of November 24, 2019, was 486,813,813.

Table of Contents

Part I. FINANCIAL INFORMATION		1

Item 1	Financial Statements	1

	Unaudited Condensed Consolidated Statements of Earnings for the Thirteen and Twenty-six Weeks ended November 24, 2019 and November 25, 2018	1

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Twenty-six Weeks ended November 24, 2019 and November 25, 2018	2

	Unaudited Condensed Consolidated Balance Sheets as of November 24, 2019 and May 26, 2019	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Thirteen and Twenty-six Weeks ended November 24, 2019 and November 25, 2018	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4	Controls and Procedures	47

Part II. OTHER INFORMATION		48

Item 1	Legal Proceedings	48

Item 1A	Risk Factors	48

Item 6	Exhibits	49

Signatures		50

Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 101 Exhibit 104

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions except per share amounts)

(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	November 24, 2019	November 25, 2018	November 24, 2019	November 25, 2018
Net sales	$2,820.8	$2,383.7	$5,211.5	$4,218.1
Costs and expenses:
Cost of goods sold	2,022.9	1,706.5	3,749.1	3,025.4
Selling, general and administrative expenses	369.8	487.3	770.6	744.6
Pension and postretirement non-service income	(11.3)	(9.7)	(20.8)	(19.9)
Interest expense, net	121.4	80.6	244.1	129.6
Income from continuing operations before income taxes and equity method investment earnings	318.0	119.0	468.5	338.4
Income tax expense	84.1	22.4	72.6	79.8
Equity method investment earnings	27.6	37.7	39.9	53.9
Income from continuing operations	261.5	134.3	435.8	312.5
Loss from discontinued operations, net of tax	—	(1.9)	—	(1.9)
Net income	$261.5	$132.4	$435.8	$310.6
Less: Net income attributable to noncontrolling interests	1.0	0.8	1.5	0.8
Net income attributable to Conagra Brands, Inc.	$260.5	$131.6	$434.3	$309.8
Earnings per share — basic
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$0.53	$0.32	$0.89	$0.76
Loss from discontinued operations attributable to Conagra Brands, Inc. common stockholders	—	(0.01)	—	—
Net income attributable to Conagra Brands, Inc. common stockholders	$0.53	$0.31	$0.89	$0.76
Earnings per share — diluted
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$0.53	$0.32	$0.89	$0.76
Loss from discontinued operations attributable to Conagra Brands, Inc. common stockholders	—	(0.01)	—	—
Net income attributable to Conagra Brands, Inc. common stockholders	$0.53	$0.31	$0.89	$0.76

See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Thirteen weeks ended
	November 24, 2019			November 25, 2018
	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount
Net income	$345.6	$(84.1)	$261.5	$157.6	$(25.2)	$132.4
Other comprehensive income:
Derivative adjustments:
Unrealized derivative adjustments	(1.1)	0.3	(0.8)	105.9	(26.5)	79.4
Reclassification for derivative adjustments included in net income	(0.8)	0.2	(0.6)	(0.2)	—	(0.2)
Unrealized currency translation gains (losses)	3.5	—	3.5	(15.7)	—	(15.7)
Pension and post-employment benefit obligations:
Reclassification for pension and post-employment benefit obligations included in net income	(1.0)	0.3	(0.7)	(0.2)	—	(0.2)
Comprehensive income	346.2	(83.3)	262.9	247.4	(51.7)	195.7
Comprehensive income (loss) attributable to noncontrolling interests	0.9	0.1	1.0	0.3	(0.4)	(0.1)
Comprehensive income attributable to Conagra Brands, Inc.	$345.3	$(83.4)	$261.9	$247.1	$(51.3)	$195.8

	Twenty-six weeks ended
	November 24, 2019			November 25, 2018
	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount
Net income	$508.4	$(72.6)	$435.8	$393.2	$(82.6)	$310.6
Other comprehensive income:
Derivative adjustments:
Unrealized derivative adjustments	(2.7)	0.7	(2.0)	48.0	(12.0)	36.0
Reclassification for derivative adjustments included in net income	(1.6)	0.4	(1.2)	(0.2)	—	(0.2)
Unrealized currency translation losses	(8.7)	0.6	(8.1)	(18.7)	—	(18.7)
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	(14.8)	3.7	(11.1)	(0.4)	—	(0.4)
Reclassification for pension and post-employment benefit obligations included in net income	(1.4)	0.4	(1.0)	(0.4)	0.1	(0.3)
Comprehensive income	479.2	(66.8)	412.4	421.5	(94.5)	327.0
Comprehensive loss attributable to noncontrolling interests	(1.1)	(0.1)	(1.2)	(1.8)	(0.6)	(2.4)
Comprehensive income attributable to Conagra Brands, Inc.	$480.3	$(66.7)	$413.6	$423.3	$(93.9)	$329.4

See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions except share data)

(unaudited)

	November 24, 2019	May 26, 2019
ASSETS
Current assets
Cash and cash equivalents	$192.0	$236.6
Receivables, less allowance for doubtful accounts of $2.2	947.6	818.2
Inventories	1,770.4	1,548.9
Prepaid expenses and other current assets	100.5	93.4
Current assets held for sale	19.1	36.7
Total current assets	3,029.6	2,733.8
Property, plant and equipment	4,983.1	4,906.3
Less accumulated depreciation	(2,660.9)	(2,578.9)
Property, plant and equipment, net	2,322.2	2,327.4
Goodwill	11,442.9	11,435.4
Brands, trademarks and other intangibles, net	4,494.1	4,539.3
Other assets	1,157.9	915.5
Noncurrent assets held for sale	45.9	262.4
	$22,492.6	$22,213.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$0.5	$1.0
Current installments of long-term debt	1,173.8	20.6
Accounts payable	1,441.6	1,252.1
Accrued payroll	131.8	173.2
Other accrued liabilities	677.6	690.6
Current liabilities held for sale	0.5	5.1
Total current liabilities	3,425.8	2,142.6
Senior long-term debt, excluding current installments	9,100.0	10,459.8
Subordinated debt	195.9	195.9
Other noncurrent liabilities	2,080.1	1,951.8
Noncurrent liabilities held for sale	0.2	—
Total liabilities	14,802.0	14,750.1
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 584,219,229	2,921.2	2,921.2
Additional paid-in capital	2,286.9	2,286.0
Retained earnings	5,274.7	5,047.9
Accumulated other comprehensive loss	(131.0)	(110.3)
Less treasury stock, at cost, 97,405,416 and 98,133,747 common shares	(2,739.7)	(2,760.2)
Total Conagra Brands, Inc. common stockholders' equity	7,612.1	7,384.6
Noncontrolling interests	78.5	79.1
Total stockholders' equity	7,690.6	7,463.7
	$22,492.6	$22,213.8

See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Twenty-six weeks ended
	November 24, 2019	November 25, 2018
Cash flows from operating activities:
Net income	$435.8	$310.6
Loss from discontinued operations	—	(1.9)
Income from continuing operations	435.8	312.5
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	193.4	140.3
Asset impairment charges	105.9	2.3
Loss (gain) on divestiture	1.5	(13.2)
Earnings of affiliates in excess of distributions	(14.1)	(26.1)
Stock-settled share-based payments expense	21.0	18.7
Contributions to pension plans	(7.4)	(7.9)
Pension benefit	(13.2)	(13.8)
Proceeds from settlement of interest rate swaps	—	47.5
Other items	10.9	22.5
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Receivables	(128.3)	(186.5)
Inventories	(230.0)	(75.2)
Deferred income taxes and income taxes payable, net	(23.0)	17.9
Prepaid expenses and other current assets	(7.0)	(21.2)
Accounts payable	207.3	39.0
Accrued payroll	(41.9)	(1.2)
Other accrued liabilities	(83.4)	(4.9)
Net cash flows from operating activities — continuing operations	427.5	250.7
Net cash flows from operating activities — discontinued operations	—	11.2
Net cash flows from operating activities	427.5	261.9
Cash flows from investing activities:
Additions to property, plant and equipment	(183.7)	(133.3)
Sale of property, plant and equipment	5.8	17.7
Purchase of marketable securities	(27.8)	—
Sale of marketable securities	29.9	—
Purchase of businesses, net of cash acquired	—	(5,119.2)
Proceeds from divestiture, net of cash divested	139.0	32.2
Other items	(3.4)	0.1
Net cash flows from investing activities	(40.2)	(5,202.5)
Cash flows from financing activities:
Net short-term borrowings	(0.5)	(277.4)
Issuance of long-term debt	—	8,310.5
Repayment of long-term debt	(210.9)	(3,061.3)
Debt issuance costs and bridge financing fees	—	(87.0)
Payment of intangible asset financing arrangement	(13.6)	(14.0)
Issuance of Conagra Brands, Inc. common shares, net	—	555.9
Cash dividends paid	(206.7)	(166.3)
Exercise of stock options and issuance of other stock awards, including tax withholdings	(0.7)	(3.7)
Other items	0.9	—
Net cash flows from financing activities	(431.5)	5,256.7
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(0.4)	(1.8)
Net change in cash and cash equivalents and restricted cash	(44.6)	314.3
Cash and cash equivalents and restricted cash at beginning of period	237.6	129.0
Cash and cash equivalents and restricted cash at end of period	$193.0	$443.3

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

The following table details the accumulated balances for each component of other comprehensive income, net of tax:

	November 24, 2019	May 26, 2019
Currency translation losses, net of reclassification adjustments	$(96.3)	$(90.9)
Derivative adjustments, net of reclassification adjustments	30.8	34.0
Pension and post-employment benefit obligations, net of reclassification adjustments	(65.5)	(53.4)
Accumulated other comprehensive loss	$(131.0)	$(110.3)

The following table summarizes the reclassifications from accumulated other comprehensive loss into income:

	Thirteen weeks ended		Affected Line Item in the Condensed Consolidated Statement of Earnings[1]
	November 24, 2019	November 25, 2018
Net derivative adjustment, net of tax:
Cash flow hedges	$(0.8)	$(0.2)	Interest expense, net
	(0.8)	(0.2)	Total before tax
	0.2	—	Income tax expense
	$(0.6)	$(0.2)	Net of tax
Pension and postretirement liabilities:
Net prior service cost	$0.1	$0.2	Pension and postretirement non-service income
Net actuarial gain	(1.1)	(0.4)	Pension and postretirement non-service income
	(1.0)	(0.2)	Total before tax
	0.3	—	Income tax expense
	$(0.7)	$(0.2)	Net of tax

	Twenty-six weeks ended		Affected Line Item in the Condensed Consolidated Statement of Earnings[1]
	November 24, 2019	November 25, 2018
Net derivative adjustment, net of tax:
Cash flow hedges	$(1.6)	$(0.2)	Interest expense, net
	(1.6)	(0.2)	Total before tax
	0.4	—	Income tax expense
	$(1.2)	$(0.2)	Net of tax
Pension and postretirement liabilities:
Net prior service cost	$0.3	$0.4	Pension and postretirement non-service income
Net actuarial gain	(2.3)	(0.8)	Pension and postretirement non-service income
Curtailment	0.6	—	Pension and postretirement non-service income
	(1.4)	(0.4)	Total before tax
	0.4	0.1	Income tax expense
	$(1.0)	$(0.3)	Net of tax

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

Accounting Changes — In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases, Topic 842, which requires lessees to reflect most leases on their balance sheet as assets and obligations. We adopted this ASU in the first quarter of fiscal 2020 using the optional transition method provided under ASU 2018-11, Leases, Topic 842: Targeted Improvement, issued in July 2018, allowing for application of the standard at adoption date, with recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We also elected certain practical expedients permitted under the transition guidance, including not reassessing whether existing contracts contain leases and carrying forward the historical classification of leases. The most significant impact of adoption on our Condensed Consolidated Financial Statements was the recognition of right-of-use ("ROU") assets and lease liabilities for operating leases. Our accounting for finance leases remained substantially unchanged. Upon adoption, we had total lease assets of $238.4 million and total lease liabilities of $267.0 million. The difference is primarily due to prepaid and deferred rent balances that were reclassified to the ROU asset value. The adoption of this ASU did not result in a cumulative-effect adjustment to the opening balance of retained earnings and did not impact our Condensed Consolidated Statements of Earnings or our Condensed Consolidated Statements of Cash Flows. See Note 12 for additional information related to our lease arrangements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The effective date for the standard is for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. We elected to early adopt this ASU in fiscal 2020. The adoption of this guidance did not have a material impact to our consolidated financial statements and related disclosures.

 Recently Issued Accounting Standards — In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), to update the methodology used to measure current expected credit losses ("CECL"). This ASU applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet credit exposures, such as loan commitments. This ASU replaces the current incurred loss impairment methodology with a methodology to reflect CECL and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings in the period of adoption. The effective date for the standard is for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We do not expect ASU 2016-13 to have a material impact to our consolidated financial statements and related disclosures.

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

In connection with the acquisition, we issued long-term debt of $8.33 billion (see Note 5) (which includes funding under a new term loan agreement) and received cash proceeds of $575.0 million ($555.7 million net of related fees) from the issuance of common stock in an underwritten public offering. We used such proceeds for the payment of the cash portion of the Merger Consideration, the repayment of Pinnacle debt acquired, the refinancing of certain Conagra Brands debt, and the payment of related fees and expenses.

The following table summarizes our final allocation of the total purchase consideration to the fair values of the assets acquired and liabilities assumed at the acquisition date.

October 26, 2018
Cash and cash equivalents	$47.0
Receivables	202.8
Inventories	649.3
Prepaid expenses and other current assets	15.0
Property, plant and equipment	719.5
Goodwill	7,026.0
Brands, trademarks and other intangibles	3,519.5
Other assets	25.4
Current liabilities	(607.6)
Senior long-term debt, excluding current installments	(2,671.3)
Noncurrent deferred tax liabilities	(810.0)
Other noncurrent liabilities	(81.6)
Total assets acquired and liabilities assumed	$8,034.0

During the second quarter and first half of fiscal 2020, we made adjustments to our initial allocations, which resulted in an increase to goodwill of $5.1 million and $10.1 million, respectively, primarily as the result of changes in the values of certain inventory, deferred income taxes, and other noncurrent liabilities as we refined our fair value estimates. These changes did not have a significant impact on our net income for the thirteen and twenty-six weeks ended November 24, 2019.

Goodwill represents the excess of the consideration transferred over the fair values of the assets acquired and liabilities assumed and is primarily attributable to synergies and intangible assets such as assembled workforce, which are not separately recognizable. Of the total goodwill, $236.7 million is deductible for tax purposes. Amortizable brands, trademarks and other intangibles totaled $668.7 million and have a weighted average estimated useful life of 25 years.

The following unaudited pro forma financial information presents the combined results of operations as if the acquisition of Pinnacle had occurred on May 29, 2017, the beginning of fiscal year 2018. These unaudited pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	Thirteen weeks ended	Twenty-six weeks ended
	November 25, 2018	November 25, 2018
Pro forma net sales	$2,910.7	$5,467.8
Pro forma net income attributable to Conagra Brands, Inc.	$206.1	$412.4

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

•

Non-recurring expense of $24.4 million for the second quarter and first half of fiscal 2019 related to the fair value adjustment to acquisition-date inventory estimated to have been sold was excluded from the pro forma results.

•

Non-recurring expense of $40.1 million and $45.7 million for the second quarter and first half of fiscal 2019, respectively, related to securing bridge financing for the acquisition was excluded from the pro forma results.

3. DIVESTITURES AND ASSETS HELD FOR SALE

Lender's® Bagel Business

On December 11, 2019, subsequent to the end of the second quarter of fiscal 2020, we entered into a definitive agreement to sell our Lender's® bagel business, which is part of our Refrigerated & Frozen segment. On January 2, 2020, we completed the sale of this business for net proceeds of $33.2 million, subject to final working capital adjustments.

In connection with the pending sale of our Lender's® bagel business, we recognized an impairment charge of $27.6 million within selling, general and administrative ("SG&A") expenses in the second quarter of fiscal 2020.

The assets and liabilities classified as held for sale reflected in our Condensed Consolidated Balance Sheets related to the Lender's® bagel business were as follows:

	November 24, 2019	May 26, 2019
Current assets	$5.7	$5.4
Noncurrent assets (including goodwill of $19.3 million at May 26, 2019)	28.8	62.3
Current liabilities	0.5	0.5
Noncurrent liabilities	0.2	—

DSD Snacks Business

During the second quarter of fiscal 2020, we completed the sale of our Direct Store Delivery ("DSD") Snacks business for net proceeds of $139.0 million, subject to final working capital adjustments. The business results were previously reported in our Grocery & Snacks segment.

In connection with the pending sale of our DSD Snacks business, we recognized an impairment charge of $31.4 million within SG&A expenses in the first quarter of fiscal 2020.

The assets and liabilities classified as held for sale reflected in our Condensed Consolidated Balance Sheet related to the DSD Snacks business were as follows:

May 26, 2019
Current assets	$21.4
Noncurrent assets (including goodwill of $34.6 million)	156.2
Current liabilities	4.6

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

Other Assets Held for Sale

On November 25, 2019, after the end of the second quarter, the Company completed the sale of its peanut butter manufacturing facility in Streator, Illinois. The sale was part of a broader initiative to optimize the Company's peanut butter business, which also included the decision to exit the manufacture and sale of private label peanut butter. This business is included in our Grocery & Snacks segment. We received net proceeds of $19.6 million, with additional expected proceeds of approximately $5.8 million by the end of the fiscal year, subject to final working capital adjustments. These assets have been reclassified as assets held for sale within our Condensed Consolidated Balance Sheets for all periods presented.

In connection with this planned divestiture, we recognized an impairment charge of $11.9 million within SG&A expenses in the first quarter of fiscal 2020. An additional $11.1 million impairment charge was recorded in the second quarter of fiscal 2020 principally based upon final negotiations on certain equipment to be included in the sale of assets. These expenses have been included in restructuring activities.

In addition, we are actively marketing certain other assets. These assets have been reclassified as assets held for sale within our Condensed Consolidated Balance Sheets for periods prior to the disposal of these individual asset groups.

The assets classified as held for sale reflected in our Condensed Consolidated Balance Sheets were as follows:

	November 24, 2019	May 26, 2019
Current assets	$13.4	$9.9
Noncurrent assets (including goodwill of $10.3 million at May 26, 2019)	17.1	43.9

4. RESTRUCTURING ACTIVITIES

Pinnacle Integration Restructuring Plan

In December 2018, our Board of Directors (the "Board") approved a restructuring and integration plan related to the ongoing integration of the recently acquired operations of Pinnacle (the "Pinnacle Integration Restructuring Plan") for the purpose of achieving significant cost synergies between the companies. We expect to incur material charges for exit and disposal activities under U.S. GAAP. Although we remain unable to make good faith estimates relating to the entire Pinnacle Integration Restructuring Plan, we are reporting on actions initiated through the end of the second quarter of fiscal 2020, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. We expect to incur up to $360.0 million ($255.0 million of cash charges and $105.0 million of non-cash charges) in relation to operational expenditures under the Pinnacle Integration Restructuring Plan. We have incurred or expect to incur approximately $267.4 million of charges ($242.3 million of cash charges and $25.1 million of non-cash charges) for actions identified to date under the Pinnacle Integration Restructuring Plan. In the second quarter and first half of fiscal 2020, we recognized charges of $16.2 million and $43.9 million, respectively, in association with the Pinnacle Integration Restructuring Plan. In the second quarter and first half of fiscal 2019, we recognized charges of $102.6 million in association with the Pinnacle Integration Restructuring Plan. We expect to incur costs related to the Pinnacle Integration Restructuring Plan through fiscal 2022.

We anticipate that we will recognize the following pre-tax expenses in association with the Pinnacle Integration Restructuring Plan (amounts include charges recognized from plan inception through the second quarter of fiscal 2020):

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$—	$0.8	$—	$—	$0.8
Other cost of goods sold	1.6	1.5	0.7	—	3.8
Total cost of goods sold	1.6	2.3	0.7	—	4.6
Severance and related costs	—	—	1.5	115.2	116.7
Asset impairment (net of gains on disposal)	0.2	—	—	2.9	3.1
Accelerated depreciation	—	—	—	8.1	8.1
Contract/lease termination	—	—	0.8	14.1	14.9
Consulting/professional fees	—	—	0.8	85.7	86.5
Other selling, general and administrative expenses	—	—	0.1	33.4	33.5
Total selling, general and administrative expenses	0.2	—	3.2	259.4	262.8
Consolidated total	$1.8	$2.3	$3.9	$259.4	$267.4

During the second quarter of fiscal 2020, we recognized the following pre-tax expenses for the Pinnacle Integration Restructuring Plan:

	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$0.4	$—	$—	$0.4
Total cost of goods sold	0.4	—	—	0.4
Severance and related costs	—	—	0.7	0.7
Asset impairment (net of gains on disposal)	—	—	(0.7)	(0.7)
Accelerated depreciation	—	—	0.6	0.6
Contract/lease termination	—	0.1	4.1	4.2
Consulting/professional fees	—	0.3	7.9	8.2
Other selling, general and administrative expenses	—	—	2.8	2.8
Total selling, general and administrative expenses	—	0.4	15.4	15.8
Consolidated total	$0.4	$0.4	$15.4	$16.2

Included in the above results are $11.8 million of charges that have resulted or will result in cash outflows and $4.4 million in non-cash charges.

During the first half of fiscal 2020, we recognized the following pre-tax expenses for the Pinnacle Integration Restructuring Plan:

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$—	$0.5	$—	$—	$0.5
Other cost of goods sold	0.1	—	—	—	0.1
Total cost of goods sold	0.1	0.5	—	—	0.6
Severance and related costs	—	—	0.2	4.4	4.6
Asset impairment (net of gains on disposal)	0.2	—	—	2.9	3.1
Accelerated depreciation	—	—	—	2.4	2.4
Contract/lease termination	—	—	—	11.8	11.8
Consulting/professional fees	—	—	0.6	15.3	15.9
Other selling, general and administrative expenses	—	—	—	5.5	5.5
Total selling, general and administrative expenses	0.2	—	0.8	42.3	43.3
Consolidated total	$0.3	$0.5	$0.8	$42.3	$43.9

Included in the above results are $29.1 million of charges that have resulted or will result in cash outflows and $14.8 million in non-cash charges.

We recognized the following cumulative (plan inception to November 24, 2019) pre-tax expenses for the Pinnacle Integration Restructuring Plan related to our continuing operations in our Condensed Consolidated Statement of Operations:

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$—	$0.5	$—	$—	$0.5
Other cost of goods sold	1.6	1.5	0.7	—	3.8
Total cost of goods sold	1.6	2.0	0.7	—	4.3
Severance and related costs	—	—	1.5	115.2	116.7
Asset impairment (net of gains on disposal)	0.2	—	—	2.9	3.1
Accelerated depreciation	—	—	—	7.1	7.1
Contract/lease termination	—	—	0.8	12.1	12.9
Consulting/professional fees	—	—	0.8	53.4	54.2
Other selling, general and administrative expenses	—	—	0.1	13.7	13.8
Total selling, general and administrative expenses	0.2	—	3.2	204.4	207.8
Consolidated total	$1.8	$2.0	$3.9	$204.4	$212.1

Included in the above results are $190.3 million of charges that have resulted or will result in cash outflows and $21.8 million in non-cash charges.

Liabilities recorded for the Pinnacle Integration Restructuring Plan and changes therein for the first half of fiscal 2020 were as follows:

	Balance at May 26, 2019	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at November 24, 2019
Severance and related costs	$76.9	$5.5	$(38.3)	$(0.9)	$43.2
Contract termination	1.0	3.1	(2.4)	—	1.7
Consulting/professional fees	18.4	15.9	(27.9)	—	6.4
Other costs	1.2	5.5	(5.3)	—	1.4
Total	$97.5	$30.0	$(73.9)	$(0.9)	$52.7

Conagra Restructuring Plan

In the third quarter of fiscal 2019, management initiated a new restructuring plan (the "Conagra Restructuring Plan") for costs incurred in connection with actions taken to improve SG&A expense effectiveness and efficiencies and to optimize our supply chain network. Although we remain unable to make good faith estimates relating to the entire Conagra Restructuring Plan, we are reporting on actions initiated through the end of the second quarter of fiscal 2020, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. We have incurred or expect to incur $104.8 million of charges ($31.8 million of cash charges and $73.0 million of non-cash charges) for actions identified to date under the Conagra Restructuring Plan. In the second quarter and first half of fiscal 2020, we recognized charges of $19.6 million and $40.7 million, respectively, in association with the Conagra Restructuring Plan. We expect to incur costs related to the Conagra Restructuring Plan over a multi-year period.

We anticipate that we will recognize the following pre-tax expenses in association with the Conagra Restructuring Plan (amounts include charges recognized from plan inception through the second quarter of fiscal 2020):

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$31.1	$12.1	$—	$—	$43.2
Other cost of goods sold	4.1	5.1	—	—	9.2
Total cost of goods sold	35.2	17.2	—	—	52.4
Severance and related costs	9.3	2.5	1.2	0.2	13.2
Asset impairment (net of gains on disposal)	24.5	—	0.1	—	24.6
Contract/lease termination	0.1	0.1	—	0.1	0.3
Other selling, general and administrative expenses	12.1	1.6	—	—	13.7
Total selling, general and administrative expenses	46.0	4.2	1.3	0.3	51.8
Total	$81.2	$21.4	$1.3	$0.3	$104.2
Pension and postretirement non-service income					0.6
Consolidated total					$104.8

During the second quarter of fiscal 2020, we recognized the following pre-tax expenses for the Conagra Restructuring Plan:

	Grocery & Snacks	Refrigerated & Frozen	International	Total
Accelerated depreciation	$6.5	$0.5	$—	$7.0
Other cost of goods sold	—	0.2	—	0.2
Total cost of goods sold	6.5	0.7	—	7.2
Severance and related costs	—	—	(0.4)	(0.4)
Asset impairment (net of gains on disposal)	12.6	—	0.1	12.7
Other selling, general and administrative expenses	—	0.1	—	0.1
Total selling, general and administrative expenses	12.6	0.1	(0.3)	12.4
Total	$19.1	$0.8	$(0.3)	$19.6

Included in the above results are a reduction of $0.2 million in charges that have resulted or will result in cash outflows and $19.8 million in non-cash charges.

During the first half of fiscal 2020, we recognized the following pre-tax expenses for the Conagra Restructuring Plan:

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$10.4	$0.9	$—	$—	$11.3
Other cost of goods sold	—	0.2	—	—	0.2
Total cost of goods sold	10.4	1.1	—	—	11.5
Severance and related costs	3.0	0.1	0.5	—	3.6
Asset impairment (net of gains on disposal)	24.5	—	0.1	—	24.6
Contract/lease termination	—	—	—	0.1	0.1
Other selling, general and administrative expenses	0.2	0.1	—	—	0.3
Total selling, general and administrative expenses	27.7	0.2	0.6	0.1	28.6
Total	$38.1	$1.3	$0.6	$0.1	$40.1
Pension and postretirement non-service income					0.6
Consolidated total					$40.7

Included in the above results are $4.7 million of charges that have resulted or will result in cash outflows and $36.0 million in non-cash charges.

We recognized the following cumulative (plan inception to November 24, 2019) pre-tax expenses for the Conagra Restructuring Plan related to our continuing operations in our Condensed Consolidated Statement of Operations:

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$10.4	$1.7	$—	$—	$12.1
Other cost of goods sold	—	0.2	—	—	0.2
Total cost of goods sold	10.4	1.9	—	—	12.3
Severance and related costs	3.0	0.6	1.2	0.2	5.0
Asset impairment (net of gains on disposal)	24.5	—	0.1	—	24.6
Contract/lease termination	—	—	—	0.1	0.1
Other selling, general and administrative expenses	0.2	0.1	—	—	0.3
Total selling, general and administrative expenses	27.7	0.7	1.3	0.3	30.0
Total	$38.1	$2.6	$1.3	$0.3	$42.3
Pension and postretirement non-service income					0.6
Consolidated total					$42.9

Included in the above results are $6.1 million of charges that have resulted or will result in cash outflows and $36.8 million in non-cash charges.

Liabilities recorded for the Conagra Restructuring Plan and changes therein for the first half of fiscal 2020 were as follows:

	Balance at May 26, 2019	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at November 24, 2019
Severance and related costs	$1.2	$4.1	$(0.8)	$(0.5)	$4.0
Contract termination	—	0.1	(0.1)	—	—
Other costs	—	0.3	(0.3)	—	—
Total	$1.2	$4.5	$(1.2)	$(0.5)	$4.0

Supply Chain and Administrative Efficiency Plan

As of November 24, 2019, we had substantially completed our restructuring activities related to our Supply Chain and Administrative Efficiency Plan (the "SCAE Plan"). In the second quarter and first half of fiscal 2020, we recognized a net benefit of $0.6 million and charges of $0.7 million, respectively, in connection with the SCAE Plan. In the second quarter and first half of fiscal 2019, we recognized charges of $4.5 million and $5.1 million, respectively, in connection with the SCAE Plan.

We have recognized $470.6 million in pre-tax expenses ($103.3 million in cost of goods sold, $365.0 million in SG&A expenses, and $2.3 million in pension and postretirement non-service income) from the inception of the SCAE Plan through November 24, 2019, related to our continuing operations. Included in these results were $321.8 million of cash charges and $148.8 million of non-cash charges. Our total pre-tax expenses for the SCAE Plan related to our continuing operations are expected to be $471.0 million ($322.2 million of cash charges and $148.8 million of non-cash charges).

5. LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

Revolving Credit Facility

At November 24, 2019, we had a revolving credit facility (the "Revolving Credit Facility") with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $1.6 billion (subject to increase to a maximum aggregate principal amount of $2.1 billion with the consent of the lenders). The Revolving Credit Facility matures on July 11, 2024 and is unsecured. The term of the Revolving Credit Facility may be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. As of November 24, 2019, there were no outstanding borrowings under the Revolving Credit Facility.

Pinnacle Acquisition Financing

In the first quarter of fiscal 2019, in connection with the announcement of the Pinnacle acquisition, we secured $9.0 billion in fully committed bridge financing. Prior to the acquisition, we capitalized financing costs related to the bridge financing of $45.7 million to be amortized over the commitment period. Our net interest expense included $6.3 million and $11.9 million for the second quarter and first half of fiscal 2019, respectively, as a result of this amortization. The bridge facility was terminated in connection with the acquisition, and we recognized $33.8 million of expense within SG&A expenses in the second quarter of fiscal 2019 for the remaining unamortized financing costs.

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

During the second quarter of fiscal 2019, to finance a portion of our acquisition of Pinnacle, we also borrowed $1.30 billion under a term loan agreement (the "Term Loan Agreement") with a syndicate of financial institutions providing for term loans to the Company in an aggregate principal amount of up to $1.30 billion. Our borrowings under the Term Loan Agreement consisted of a $650.0 million tranche of three-year term loans and a $650.0 million tranche of five-year term loans. The three-year tranche loans mature on October 26, 2021 and the five-year tranche loans mature on October 26, 2023.

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

In connection with our acquisition of Pinnacle, we prepaid in full $2.40 billion of obligations and liabilities of Pinnacle under or in respect of Pinnacle's credit agreement and other debt agreements. We also redeemed $350.0 million in aggregate principal amount of Pinnacle's outstanding 5.875% senior notes due January 15, 2024 and recognized a charge of $3.9 million in the second quarter of fiscal 2019 as a cost of early retirement of debt.

During the first quarter of fiscal 2020, we repaid $200.0 million of our borrowings under the Term Loan Agreement, which repayment consisted of $100.0 million of the three-year tranche loans and $100.0 million of the five-year tranche loans. The remaining balance under the Term Loan Agreement as of November 24, 2019 was $200.0 million, which consisted of $100.0 million of the three-year tranche loans and $100.0 million of the five-year tranche loans. Subsequent to the end of the second quarter of fiscal 2020, we repaid the remaining principal balance of $200.0 million of our borrowings under the Term Loan Agreement.

In the first quarter of fiscal 2019, we entered into deal-contingent forward starting interest rate swap contracts (see Note 7) to hedge a portion of the interest rate risk related to our anticipated issuance of long-term debt to help finance the Pinnacle acquisition. During the second quarter of fiscal 2019, we terminated the interest rate swap contracts and received proceeds of $47.5 million. This gain was deferred in accumulated other comprehensive income and is being amortized as a reduction of interest expense over the lives of the related debt instruments. Our net interest expense was reduced by $0.8 million and $1.7 million during the second quarter and first half of fiscal 2020, respectively, and $0.2 million for both the second quarter and first half of fiscal 2019 due to the impact of these interest rate swap contracts.

General

The Revolving Credit Facility and the Term Loan Agreement generally require our ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest expense not to be less than 3.0 to 1.0 and our ratio of funded debt to EBITDA not to exceed certain decreasing specified levels, ranging from 5.5 for the second quarter of fiscal 2020 to 3.75 from the second quarter of fiscal 2023 and thereafter, with each ratio to be calculated on a rolling four-quarter basis. As of November 24, 2019, we were in compliance with all financial covenants under the Revolving Credit Facility and the Term Loan Agreement.

Net interest expense consists of:

	Thirteen weeks ended		Twenty-six weeks ended
	November 24, 2019	November 25, 2018	November 24, 2019	November 25, 2018
Long-term debt	$123.2	$76.2	$247.5	$119.1
Short-term debt	0.4	7.5	0.9	15.0
Interest income	(0.4)	(2.5)	(1.0)	(3.1)
Interest capitalized	(1.8)	(0.6)	(3.3)	(1.4)
	$121.4	$80.6	$244.1	$129.6

Our accrued interest was $56.8 million and $61.3 million as of November 24, 2019 and May 26, 2019, respectively.

6. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the second quarter of fiscal 2020 was as follows:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Balance as of May 26, 2019	$4,741.3	$5,642.4	$299.0	$752.7	$11,435.4
Purchase accounting adjustments	3.5	5.9	0.7	—	10.1
Currency translation	—	—	(2.6)	—	(2.6)
Balance as of November 24, 2019	$4,744.8	$5,648.3	$297.1	$752.7	$11,442.9

Other identifiable intangible assets, excluding amounts classified as held for sale, were as follows:

	November 24, 2019		May 26, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$3,544.1	$—	$3,559.6	$—
Amortizing intangible assets	1,240.2	290.2	1,239.9	260.2
	$4,784.3	$290.2	$4,799.5	$260.2

In the first quarter of fiscal 2020, we reorganized our reporting segments to incorporate the Pinnacle business into our legacy reporting segments, to reflect how the business is now being managed. Accordingly, we reassigned goodwill from the legacy Pinnacle segment to the applicable reporting units of the legacy Conagra segments, consistent with the Company's new management structure. The allocation of goodwill to Grocery & Snacks, Refrigerated & Frozen, International, and Foodservice was $2.19 billion, $4.58 billion, $58.5 million, and $181.6 million, respectively. We tested goodwill for impairment both prior to and subsequent to the reallocation of Pinnacle goodwill and there were no impairments of goodwill. Such impairment tests are performed by estimating the fair value of each reporting unit and comparing that to the carrying amount of the net assets of the applicable reporting unit. If the estimated fair value of a reporting unit is less than its carrying value, such deficit is recognized as an impairment of goodwill.

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

Several of our reporting units have an estimated fair value substantially in excess of the carrying value. Three of our reporting units with aggregate goodwill of $3.5 billion have an estimated fair value that exceeds the respective carrying value as of our most recent testing date as follows:

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

For our non-amortizing intangible assets, which are comprised of brands and trademarks, we use a "relief from royalty" methodology in estimating fair value. During the first quarter of fiscal 2020, we recorded impairment charges totaling $19.3 million within our Refrigerated & Frozen segment and Grocery & Snacks segment for certain brands for which management changed its business strategy and that continued to have lower than expected sales and profit margins. This impairment was included within SG&A expenses.

Amortizing intangible assets, carrying a remaining weighted average life of approximately 20 years, are principally composed of customer relationships and acquired intellectual property. Amortization expense was $15.0 million and $30.0 million for the second quarter and first half of fiscal 2020, respectively, and $10.8 million and $19.1 million for the second quarter and first half of fiscal 2019, respectively. Based on amortizing assets recognized in our Condensed Consolidated Balance Sheet as of November 24, 2019, amortization expense is estimated to average $57.7 million for each of the next five years.

7. DERIVATIVE FINANCIAL INSTRUMENTS

Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.

Commodity and commodity index futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of November 24, 2019, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through October 2020.

In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of November 24, 2019, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through August 2020.

From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.

Derivatives Designated as Cash Flow Hedges

During the first quarter of fiscal 2019, we entered into deal-contingent forward starting interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to help finance the acquisition of Pinnacle. We settled these contracts during the second quarter of fiscal 2019 and deferred a $47.5 million gain in accumulated other comprehensive income. This gain will be amortized as a reduction of interest expense over the lives of the related debt instruments. The unamortized amount at November 24, 2019 was $43.8 million.

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

All derivative instruments are recognized on our balance sheets at fair value (refer to Note 16 for additional information related to fair value measurements). The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with U.S. GAAP, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At November 24, 2019 and May 26, 2019, $2.1 million, representing a right to reclaim cash collateral, and $0.1 million, representing an obligation to return cash collateral, respectively, were included in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.

Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or an obligation to return cash collateral were reflected in our Condensed Consolidated Balance Sheets as follows:

	November 24, 2019	May 26, 2019
Prepaid expenses and other current assets	$2.1	$5.9
Other accrued liabilities	1.3	1.4

The following table presents our derivative assets and liabilities, at November 24, 2019, on a gross basis, prior to the setoff of $1.3 million to total derivative assets and $0.8 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$0.6	Other accrued liabilities	$1.1
Foreign exchange contracts	Prepaid expenses and other current assets	0.2	Other accrued liabilities	1.0
Total derivatives not designated as hedging instruments		$0.8		$2.1

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

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Condensed Consolidated Statements of Earnings were as follows:

	Location in Condensed Consolidated	Gains (Losses) Recognized on Derivatives in Condensed Consolidated Statements of Earnings for the Thirteen Weeks Ended
Derivatives Not Designated as Hedging Instruments	Statements of Earnings of Gains (Losses) Recognized on Derivatives	November 24, 2019	November 25, 2018
Commodity contracts	Cost of goods sold	$1.9	$0.5
Foreign exchange contracts	Cost of goods sold	(1.4)	1.8
Total gains from derivative instruments not designated as hedging instruments		$0.5	$2.3

	Location in Condensed Consolidated	Gains (Losses) Recognized on Derivatives in Condensed Consolidated Statements of Earnings for the Twenty-six Weeks Ended
Derivatives Not Designated as Hedging Instruments	Statements of Earnings of Gains (Losses) Recognized on Derivatives	November 24, 2019	November 25, 2018
Commodity contracts	Cost of goods sold	$(4.5)	$(6.5)
Foreign exchange contracts	Cost of goods sold	(2.3)	2.3
Total losses from derivative instruments not designated as hedging instruments		$(6.8)	$(4.2)

As of November 24, 2019, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $25.1 million and $8.8 million for purchase and sales contracts, respectively. As of May 26, 2019, our open commodity contracts had a notional value of $140.1 million and $18.5 million for purchase and sales contracts, respectively. The notional amount of our foreign currency forward contracts as of November 24, 2019 and May 26, 2019 was $97.2 million and $88.2 million, respectively.

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

At November 24, 2019, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $0.5 million.

8. SHARE-BASED PAYMENTS

For the second quarter and first half of fiscal 2020, we recognized total stock-based compensation expense (including stock options, restricted stock units, cash-settled restricted stock units, performance shares, performance-based restricted stock units, and cash-settled stock appreciation rights) of $12.6 million and $24.5 million, respectively. Included in the total stock-based compensation for the second quarter and first half of fiscal 2020 is expense of $0.4 million and $0.7 million, respectively, for accelerated vesting of awards related to Pinnacle integration restructuring activities. For the second quarter and first half of fiscal 2019, we recognized total stock-based compensation expense of $22.9 million and $35.2 million, respectively. Included in the total stock-based compensation for the second quarter and first half of fiscal 2019 is $20.2 million of accelerated vesting of awards related to Pinnacle integration restructuring activities. In the first half of fiscal 2020, we granted 1.2 million restricted stock units at a weighted average grant date price of $28.21 and 0.6 million performance shares at a weighted average grant date price of $28.41.

During the second quarter of fiscal 2019, in connection with the completion of the Pinnacle acquisition, we granted the following awards to Pinnacle employees in replacement of their unvested equity awards that were outstanding as of the closing date: (1) 2.0 million cash-settled share unit awards at a grant date fair value of $36.37 per share unit and (2) 2.3 million cash-settled stock appreciation rights with a fair value estimated at closing date using a Black-Scholes option-pricing model and a grant date price of $36.37 per share. Approximately $51.1 million of the fair value of the replacement awards granted to Pinnacle employees was attributable to pre-combination service and was included in the purchase price and established as a liability. As of November 24, 2019, the liability of the replacement awards was $7.4 million, which includes post-combination service expense, the mark-to-market of the liability, and the impact of payouts since the acquisition. Post-combination expense of approximately $1.4 million, based on the market price of shares of Conagra Brands common stock as of November 24, 2019, is expected to be recognized related to the replacement awards over the remaining post-combination service period of approximately one year.

Performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goals for the three-year performance periods ending in fiscal 2020 (the "2020 performance period"), fiscal 2021 (the "2021 performance period"), and fiscal 2022 (the "2022 performance period") are based on our diluted earnings per share ("EPS") compound annual growth rate, subject to certain adjustments, measured over the defined performance periods. In addition, for certain participants, all performance shares for the 2020 performance period are subject to an overarching EPS goal that must be met in each fiscal year of the 2020 performance period before any pay out can be made to such participants on the performance shares. For each of the 2020 performance period, 2021 performance period, and 2022 performance period, the awards actually earned will range from zero to two hundred percent of the targeted number of performance shares for such performance period. Dividend equivalents are paid on the portion of performance shares actually earned at our regular dividend rate in additional shares of common stock.

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

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended		Twenty-six weeks ended
	November 24, 2019	November 25, 2018	November 24, 2019	November 25, 2018
Net income attributable to Conagra Brands, Inc. common stockholders:
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$260.5	$133.5	$434.3	$311.7
Loss from discontinued operations, net of tax, attributable to Conagra Brands, Inc. common stockholders	—	(1.9)	—	(1.9)
Net income attributable to Conagra Brands, Inc. common stockholders	$260.5	$131.6	$434.3	$309.8
Weighted average shares outstanding:
Basic weighted average shares outstanding	487.3	419.9	487.0	407.7
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	1.0	1.9	1.1	2.2
Diluted weighted average shares outstanding	488.3	421.8	488.1	409.9

For the second quarter and first half of fiscal 2020, there were 2.0 million and 2.1 million stock options outstanding, respectively, that were excluded from the computation of diluted weighted average shares because the effect was antidilutive. For the second quarter and first half of fiscal 2019, there were 1.2 million and 1.0 million stock options outstanding, respectively, that were excluded from the calculation.

10. INVENTORIES

The major classes of inventories were as follows:

	November 24, 2019	May 26, 2019
Raw materials and packaging	$268.4	$272.9
Work in process	217.4	126.9
Finished goods	1,214.4	1,083.1
Supplies and other	70.2	66.0
Total	$1,770.4	$1,548.9

11. INCOME TAXES

Income tax expense for the second quarter of fiscal 2020 and 2019 was $84.1 million and $22.4 million, respectively. Income tax expense for the first half of fiscal 2020 and 2019 was $72.6 million and $79.8 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 24.3% and 14.3% for the second quarter of fiscal 2020 and 2019, respectively. The effective tax rate for the first half of fiscal 2020 and 2019 was 14.3% and 20.3%, respectively.

The effective tax rate in the second quarter of fiscal 2020 reflects the following:

•	additional tax expense associated with non-deductible goodwill related to assets held for sale, for which an impairment charge was recognized,
•	a benefit from statute lapses on tax issues that were previously reserved, and
•	an income tax benefit associated with a deduction of a prior year federal income tax matter.

The effective tax rate for the first half of fiscal 2020 reflects the above-cited items, as well as the impact of benefits from the settlement of tax issues that were previously reserved, a change in deferred state tax rates due to the integration of Pinnacle activity for tax purposes, a tax planning strategy that will allow utilization of certain state attributes, and state tax law changes.

The effective tax rate in the second quarter of fiscal 2019 reflects the following:

•

the impact of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), including a reduction in the statutory federal income tax rate to 21%, partially offset by the repeal of the deduction for domestic manufacturing activities, changes in deductibility of executive compensation and the effect of the global intangible low-tax income inclusion,

•	a reduction to the deemed repatriation tax liability and an additional benefit from the revaluation of deferred tax assets and liabilities under the Tax Act,
•	income tax expense related to a change in estimate of the income tax expense on undistributed foreign earnings for which the indefinite reinvestment assertion is no longer made,
•	an adjustment of valuation allowance associated with the expected capital gains from the planned divestiture of the Wesson® oil business,
•	additional tax expense on non-deductible facilitative costs associated with the acquisition of Pinnacle, and
•	additional income tax expense related to state taxes.

The effective tax rate for the first half of fiscal 2019 reflects the above-cited items, as well as the impact of foreign restructuring resulting in a benefit related to undistributed foreign earnings for which the indefinite reinvestment assertion is no longer made, and additional tax expense on the repatriation of foreign earnings.

The amount of gross unrecognized tax benefits for uncertain tax positions was $36.8 million as of November 24, 2019 and $44.1 million as of May 26, 2019. Included in those amounts was $0.8 million and $1.0 million, respectively, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The gross unrecognized tax benefits excluded related liabilities for gross interest and penalties of $7.3 million and $11.7 million as of November 24, 2019 and May 26, 2019, respectively.

The net amount of unrecognized tax benefits at November 24, 2019 and May 26, 2019 that, if recognized, would impact the Company's effective tax rate was $31.0 million and $37.3 million, respectively. Included in those amounts is $6.7 million that would be reported in discontinued operations. Recognition of these tax benefits would have a favorable impact on the Company's effective tax rate.

We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $12.9 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.

As of November 24, 2019 and May 26, 2019, we had a deferred tax asset of $688.9 million and $687.1 million, respectively, that was generated from the capital loss realized on the sale of the Private Brands operations with corresponding valuation allowances of $687.9 million and $687.1 million, respectively, to reflect the uncertainty regarding the ultimate realization of the tax asset. During the second quarter of fiscal 2020, the valuation allowance was adjusted by $0.9 million due to the expected capital gains from a planned divestiture.

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

We have elected not to separate lease and non-lease components of an agreement for all underlying asset classes prospectively from the ASC 842 adoption date.

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

Leases reported in our Condensed Consolidated Balance Sheet as of November 24, 2019 were as follows:

	Operating Leases
	Balance Sheet Location	November 24, 2019
ROU assets, net	Other assets	$235.0
Lease liabilities (current)	Other accrued liabilities	46.9
Lease liabilities (noncurrent)	Other noncurrent liabilities	228.5

	Finance Leases
	Balance Sheet Location	November 24, 2019
ROU assets, at cost	Property, plant and equipment	$212.9
Less accumulated depreciation	Less accumulated depreciation	(47.8)
ROU assets, net	Property, plant and equipment, net	165.1
Lease liabilities (current)	Current installments of long-term debt	20.3
Lease liabilities (noncurrent)	Senior long-term debt, excluding current installments	135.6

The components of total lease cost for the second quarter and first half of fiscal 2020 were as follows:

Lease cost	Thirteen weeks ended November 24, 2019	Twenty-six weeks ended November 24, 2019
Operating lease cost	$18.8	$36.8
Finance lease cost
Depreciation of leased assets	3.9	7.7
Interest on lease liabilities	2.2	4.5
Short-term lease costs	0.7	1.4
Total lease cost	$25.6	$50.4

We recognized accelerated operating lease cost of $8.7 million and impairments of ROU assets of $2.9 million within SG&A expenses in the first half of fiscal 2020. These charges are included in the Pinnacle Integration Restructuring Plan.

The weighted-average remaining lease terms and weighted-average discount rate for our leases as of November 24, 2019 were as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	8.5	8.4
Weighted-average discount rate	3.60%	5.42%

Cash flows arising from lease transactions for the first half of fiscal 2020 were as follows:

Twenty-Six Weeks Ended November 24, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$27.8
Operating cash outflows from finance leases	4.8
Financing cash outflows from finance leases	10.9
ROU assets obtained in exchange for new lease liabilities:
Operating leases	38.4
Finance leases	1.4

Maturities of lease liabilities by fiscal year as of November 24, 2019 were as follows:

	Operating Leases	Finance Leases	Total
2020 (remaining year)	$27.9	$13.8	$41.7
2021	54.8	28.5	83.3
2022	41.6	27.0	68.6
2023	35.1	21.9	57.0
2024	27.5	17.7	45.2
Later years	137.4	90.1	227.5
Total lease payments	324.3	199.0	523.3
Less: Imputed interest	(48.9)	(43.1)	(92.0)
Total lease liabilities	$275.4	$155.9	$431.3

We have entered into lease agreements for certain facilities and equipment with payments totaling $10.8 million that have not yet commenced as of November 24, 2019.

A summary of non-cancelable operating lease commitments as of May 26, 2019 is as follows:

2020	$52.1
2021	48.4
2022	38.0
2023	34.1
2024	25.6
Later years	114.4
$312.6

Rent expense under all operating leases was $83.5 million in fiscal 2019. This amount is inclusive of certain charges recognized at the cease use date for remaining lease payments associated with exited properties.

13. CONTINGENCIES

Litigation Matters

We are a party to certain litigation matters relating to our acquisition of Beatrice Company ("Beatrice") in fiscal 1991, including litigation proceedings related to businesses divested by Beatrice prior to our acquisition of the company. These proceedings have included suits against a number of lead paint and pigment manufacturers, including ConAgra Grocery Products Company, LLC, a wholly owned subsidiary of the Company ("ConAgra Grocery Products") as alleged successor to W. P. Fuller & Co., a lead paint and pigment manufacturer owned and operated by a predecessor to Beatrice from 1962 until 1967. These lawsuits generally seek damages for personal injury, property damage, economic loss, and governmental expenditures allegedly caused by the use of lead-based paint, and/or injunctive relief for inspection and abatement. When such lawsuits have been brought, ConAgra Grocery Products has denied liability, both on the merits of the claims and on the basis that we do not believe it to be the successor to any liability attributable to W. P. Fuller & Co. Decisions favorable to us were rendered in Rhode Island, New Jersey, Wisconsin, and Ohio. ConAgra Grocery Products was held liable for the abatement of a public nuisance in California, and the case was dismissed pursuant to settlement in July 2019 as discussed in the following paragraph. We remain a defendant in one active suit in Illinois. The Illinois suit seeks class-wide relief for reimbursement of costs associated with the testing of lead levels in blood. We do not believe it is probable that we have incurred any liability with respect to the Illinois case, nor is it possible to estimate any potential exposure.

In California, a number of cities and counties joined in a consolidated action seeking abatement of an alleged public nuisance in the form of lead-based paint potentially present on the interior of residences, regardless of its condition. On September 23, 2013, a trial of the California case concluded in the Superior Court of California for the County of Santa Clara, and on January 27, 2014, the court entered a judgment (the "Judgment") against ConAgra Grocery Products and two other defendants ordering the creation of a California abatement fund in the amount of $1.15 billion. Liability was joint and several. The Company appealed the Judgment, and on November 14, 2017 the California Court of Appeal for the Sixth Appellate District reversed in part, holding that the defendants were not liable to pay for abatement of homes built after 1950, but affirmed the Judgment as to homes built before 1951. The Court of Appeal remanded the case to the trial court with directions to recalculate the amount of the abatement fund estimated to be necessary to cover the cost of remediating pre-1951 homes, and to hold an evidentiary hearing regarding appointment of a suitable receiver. ConAgra Grocery Products and the other defendants petitioned the California Supreme Court for review of the decision, which we believe to be an unprecedented expansion of current California law. On February 14, 2018, the California Supreme Court denied the petition and declined to review the merits of the case, and the case was remanded to the trial court for further proceedings. ConAgra Grocery Products and the other defendants sought further review of certain issues from the Supreme Court of the United States, but on October 15, 2018, the Supreme Court declined to review the case. On September 4, 2018, the trial court recalculated its estimate of the amount needed to remediate pre-1951 homes in the plaintiff jurisdictions to be $409.0 million. As of July 10, 2019, the parties reached an agreement in principle to resolve this matter, which agreement was approved by the trial court on July 24, 2019, and the action against ConAgra Grocery Products was dismissed with prejudice. Pursuant to the settlement, ConAgra Grocery Products will pay a total of $101.7 million in seven installments to be paid annually from fiscal 2020 through fiscal 2026. As part of the settlement, ConAgra Grocery Products has provided a guarantee of up to $15.0 million in the event co-defendant, NL Industries, Inc., defaults on its payment obligations.

We have accrued $10.9 million and $63.3 million, within other accrued liabilities and other noncurrent liabilities, respectively, for this matter as of November 24, 2019. The extent of insurance coverage is uncertain and the Company's carriers are on notice; however, any possible insurance recovery has not been considered for purposes of determining our liability. We cannot assure that the final resolution of the lead paint and pigment matters will not have a material adverse effect on our financial condition, results of operations, or liquidity.

We are party to a number of putative class action lawsuits challenging various product claims made in the Company's product labeling. These matters include Briseno v. ConAgra Foods, Inc. in which it is alleged that the labeling for Wesson® oils as 100% natural is false and misleading because the oils contain genetically modified plants and organisms. In February 2015, the U.S. District Court for the Central District of California granted class certification to permit plaintiffs to pursue state law claims. The Company appealed to the United States Court of Appeals for the Ninth Circuit, which affirmed class certification in January 2017. The Supreme Court of the United States declined to review the decision and the case was remanded to the trial court for further proceedings. On April 4, 2019, the trial court granted preliminary approval of a settlement in this matter. In the second quarter of fiscal 2020, a single objecting class member has appealed the court's decision approving the settlement to the United States Court of Appeals for the Ninth Circuit.

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

The Company, its directors, and several of its executive officers are defendants in several class actions alleging violations of federal securities laws. The lawsuits assert that the Company's officers made material misstatements and omissions that caused the market to have an unrealistically positive assessment of the Company's financial prospects in light of the acquisition of Pinnacle, thus causing the Company's securities to be overvalued prior to the release of the Company's consolidated financial results on December 20, 2018 for the second quarter of fiscal year 2019. The first of these lawsuits, captioned West Palm Beach Firefighters' Pension Fund v. Conagra Brands, Inc., et al., with which subsequent lawsuits alleging similar facts have been consolidated, was filed on February 22, 2019 in the U.S. District Court for the Northern District of Illinois. In addition, on May 9, 2019, a shareholder filed a derivative action on behalf of the Company against the Company's directors captioned Klein v. Arora, et al. in the U.S. District Court for the Northern District of Illinois asserting harm to the Company due to alleged breaches of fiduciary duty and mismanagement in connection with the Pinnacle acquisition. On July 9, 2019 and September 20, 2019, the Company received two separate demands from stockholders under Delaware law to inspect the Company's books and records related to the Board of Directors' review of the Pinnacle business, acquisition, and the Company's public statements related to them. On July 22, 2019 and August 6, 2019, respectively, two additional shareholder derivative lawsuits captioned Opperman v. Connolly, et al. and Dahl v. Connolly, et al. were filed in the U.S. District Court for the Northern District of Illinois asserting similar facts and claims as the Klein v. Arora, et al. matter. On October 21, 2019, the Company received an additional demand from a stockholder under Delaware law to appoint a special committee to investigate the conduct of certain officers and directors in connection with the Pinnacle acquisition and the Company's public statements. We have put the Company's insurance carriers on notice of each of these securities and shareholder matters. While we cannot predict with certainty the results of these or any other legal proceedings, we do not expect these matters to have a material adverse effect on our financial condition, results of operations, or business.

Environmental Matters

We are a party to certain environmental proceedings relating to our acquisition of Beatrice in fiscal 1991. Such proceedings include proceedings related to businesses divested by Beatrice prior to our acquisition of Beatrice. The current environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's possible status as a potentially responsible party at approximately 40 Superfund, proposed Superfund, or state-equivalent sites (the "Beatrice sites"). These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, polycholorinated biphenyls, acids, lead, sulfur, tannery wastes, and/or other contaminants. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $58.6 million as of November 24, 2019, a majority of which relates to the Superfund and state-equivalent sites referenced above. During the third quarter of fiscal 2017, a final Remedial Investigation/Feasibility Study was submitted for the Southwest Properties portion ("Operating Unit 4") of the Wells G&H Superfund site, which is one of the Beatrice sites. The U.S. Environmental Protection Agency ("EPA") issued a Record of Decision ("ROD") for the Southwest Properties portion of the site on September 29, 2017 and has entered into negotiations with potentially responsible parties to determine final responsibility for implementing the ROD. Additionally, in conjunction with the conclusion of the fifth Five-Year Review period for Operating Unit 1 of the Wells G&H site, which spanned from October 1, 2014 to September 30, 2019, we are negotiating with the EPA to allow us to begin testing different environmental remediation methods to improve the efficiency and effectiveness of our current cleanup efforts affecting both Operating Units 1 and 2. As a result, in the second quarter of fiscal 2020, we increased our environmental reserves by $6.6 million associated with these expected cleanup efforts.

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

In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases resulting from the divestiture of the JM Swank business completed in the first quarter of fiscal 2017. As of November 24, 2019, the remaining terms of these arrangements did not exceed four years and the maximum amount of future payments we have guaranteed was $0.9 million. In addition, we guarantee a lease resulting from an exited facility. As of November 24, 2019, the remaining term of this arrangement did not exceed seven years and the maximum amount of future payments we have guaranteed was $17.8 million.

General

After taking into account liabilities recognized for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations, or liquidity; however, it is reasonably possible that a change of the estimates of any of the foregoing matters may occur in the future which could have a material adverse effect on our financial condition, results of operations, or liquidity.

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

As a result of the anticipated exit of certain facilities, during the first quarter of fiscal 2020, we remeasured the Company's hourly pension plan as of August 25, 2019 and recorded a pension curtailment loss of $0.6 million previously within other comprehensive income (loss). In connection with the remeasurement, we updated the effective discount rate assumption for the impacted pension plan obligation from 3.90% to 3.13%. The curtailment loss and related remeasurement increased the underfunded status of the pension plan by $12.3 million with a corresponding loss within other comprehensive income (loss).

Components of pension benefit and other postretirement benefit costs are:

	Pension Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	November 24, 2019	November 25, 2018	November 24, 2019	November 25, 2018
Service cost	$2.8	$2.8	$5.6	$5.5
Interest cost	30.7	32.7	62.0	64.7
Expected return on plan assets	(41.6)	(43.2)	(82.7)	(85.5)
Amortization of prior service cost	0.6	0.7	1.3	1.4
Curtailment loss	—	—	0.6	—
Benefit cost (benefit) — Company plans	(7.5)	(7.0)	(13.2)	(13.9)
Pension benefit cost — multi-employer plans	2.0	1.8	3.5	3.5
Total benefit cost (benefit)	$(5.5)	$(5.2)	$(9.7)	$(10.4)

	Postretirement Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	November 24, 2019	November 25, 2018	November 24, 2019	November 25, 2018
Service cost	$0.1	$—	$0.1	$0.1
Interest cost	0.6	1.0	1.3	1.9
Amortization of prior service benefit	(0.5)	(0.5)	(1.0)	(1.0)
Recognized net actuarial gain	(1.1)	(0.4)	(2.3)	(0.8)
Curtailment gain	—	—	—	(0.6)
Total cost (benefit)	$(0.9)	$0.1	$(1.9)	$(0.4)

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

During the second quarter and first half of fiscal 2020, we contributed $4.0 million and $7.4 million, respectively, to our pension plans and contributed $0.8 million and $2.0 million, respectively, to our other postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $6.8 million to our pension plans for the remainder of fiscal 2020. We anticipate making further contributions of approximately $8.8 million to our other postretirement plans during the remainder of fiscal 2020. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.

During the second quarter of fiscal 2020, the company provided a voluntary lump-sum settlement offer to certain terminated vested participants in the salaried pension plan in order to reduce a portion of the pension obligation. Subsequent to the end of the second quarter of fiscal 2020, approximately $155 million was distributed from pension plan assets in connection with this offer.

15. STOCKHOLDERS' EQUITY

The following table presents a reconciliation of our stockholders' equity accounts for the twenty-six weeks ended November 24, 2019:

	Conagra Brands, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 26, 2019	584.2	$2,921.2	$2,286.0	$5,047.9	$(110.3)	$(2,760.2)	$79.1	$7,463.7
Stock option and incentive plans			(8.5)	(0.3)		16.0	(0.2)	7.0
Currency translation adjustment, net					(8.9)		(2.7)	(11.6)
Derivative adjustment, net					(1.8)			(1.8)
Activities of noncontrolling interests							0.5	0.5
Pension and postretirement healthcare benefits					(11.4)			(11.4)
Dividends declared on common stock; $0.2125 per share				(103.4)				(103.4)
Net income attributable to Conagra Brands, Inc.				173.8				173.8
Balance at August 25, 2019	584.2	$2,921.2	$2,277.5	$5,118.0	$(132.4)	$(2,744.2)	$76.7	$7,516.8
Stock option and incentive plans			9.4	(0.4)		4.5		13.5
Currency translation adjustment, net					3.5			3.5
Derivative adjustment, net					(1.4)			(1.4)
Activities of noncontrolling interests							1.8	1.8
Pension and postretirement healthcare benefits					(0.7)			(0.7)
Dividends declared on common stock; $0.2125 per share				(103.4)				(103.4)
Net income attributable to Conagra Brands, Inc.				260.5				260.5
Balance at November 24, 2019	584.2	$2,921.2	$2,286.9	$5,274.7	$(131.0)	$(2,739.7)	$78.5	$7,690.6

The following table presents a reconciliation of our stockholders' equity accounts for the twenty-six weeks ended November 25, 2018:

	Conagra Brands, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 27, 2018	567.9	$2,839.7	$1,180.0	$4,744.9	$(110.5)	$(4,977.9)	$80.4	$3,756.6
Stock option and incentive plans			(14.1)	0.5		23.3	0.1	9.8
Adoption of ASU 2016-01				0.6	(0.6)			—
Adoption of ASU 2014-09				0.5				0.5
Currency translation adjustment, net					(0.7)		(2.3)	(3.0)
Derivative adjustment, net					(43.4)			(43.4)
Activities of noncontrolling interests			(0.3)				0.3	—
Pension and postretirement healthcare benefits					(0.5)			(0.5)
Dividends declared on common stock; $0.2125 per share				(83.2)				(83.2)
Net income attributable to Conagra Brands, Inc.				178.2				178.2
Balance at August 26, 2018	567.9	$2,839.7	$1,165.6	$4,841.5	$(155.7)	$(4,954.6)	$78.5	$3,815.0
Stock option and incentive plans			2.2	0.1		3.7		6.0
Currency translation adjustment, net					(14.8)		(0.9)	(15.7)
Issuance of treasury shares			638.2			2,178.1		2,816.3
Issuance of common stock	16.3	81.5	474.2					555.7
Derivative adjustment, net					79.2			79.2
Activities of noncontrolling interests			0.6				1.6	2.2
Pension and postretirement healthcare benefits					(0.2)			(0.2)
Dividends declared on common stock; $0.2125 per share				(86.8)				(86.8)
Net income attributable to Conagra Brands, Inc.				131.6				131.6
Balance at November 25, 2018	584.2	$2,921.2	$2,280.8	$4,886.4	$(91.5)	$(2,772.8)	$79.2	$7,303.3

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of November 24, 2019:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$1.6	$0.5	$—	$2.1
Marketable securities	15.4	—	—	15.4
Deferred compensation assets	10.8	—	—	10.8
Total assets	$27.8	$0.5	$—	$28.3
Liabilities:
Derivative liabilities	$—	$1.3	$—	$1.3
Deferred compensation liabilities	77.3	—	—	77.3
Total liabilities	$77.3	$1.3	$—	$78.6

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

In the second quarter and first half of fiscal 2020, we recognized charges of $11.1 million and $54.4 million, respectively, in the Grocery & Snacks segment for the impairment of certain long-lived assets. In the second quarter and first half of fiscal 2020, we recognized charges of $27.6 million in the Refrigerated & Frozen segment for the impairment of certain long-lived assets. The impairments were measured based upon the estimated sales price of the assets held for sale.

In the first quarter of fiscal 2020, we recognized charges for the impairment of certain indefinite-lived brands. The fair values of these brands were estimated using the "relief from royalty" method (See Note 6). Impairments in our Grocery & Snacks and Refrigerated & Frozen segments totaled $3.5 million and $15.8 million, respectively.

In the first half of fiscal 2020, we recognized charges of $2.9 million in general corporate expenses related to the impairments of ROU assets. The impairments were measured based upon a discounted cash flow approach.

In the second quarter and first half of fiscal 2019, we recognized charges of $1.3 million in general corporate expenses for the impairment of certain long-lived assets. The impairment was measured based upon the estimated sales price of the assets.

The carrying amount of long-term debt (including current installments) was $10.47 billion and $10.68 billion as of November 24, 2019 and May 26, 2019, respectively. Based on current market rates, the fair value of this debt (level 2 liabilities) at November 24, 2019 and May 26, 2019, was estimated at $11.61 billion and $11.24 billion, respectively.

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

	Thirteen weeks ended		Twenty-six weeks ended
	November 24, 2019	November 25, 2018	November 24, 2019	November 25, 2018
Net sales
Grocery & Snacks	$1,142.5	$1,000.5	$2,120.1	$1,771.2
Refrigerated & Frozen	1,168.3	906.7	2,127.4	1,541.9
International	234.3	218.3	438.7	412.1
Foodservice	275.7	258.2	525.3	492.9
Total net sales	$2,820.8	$2,383.7	$5,211.5	$4,218.1
Operating profit
Grocery & Snacks	$263.7	$219.6	$415.4	$398.2
Refrigerated & Frozen	187.4	156.8	343.0	252.3
International	26.4	22.5	51.2	59.8
Foodservice	38.3	34.4	69.4	62.0
Total operating profit	$515.8	$433.3	$879.0	$772.3
Equity method investment earnings	27.6	37.7	39.9	53.9
General corporate expense	87.7	243.4	187.2	324.2
Pension and postretirement non-service income	(11.3)	(9.7)	(20.8)	(19.9)
Interest expense, net	121.4	80.6	244.1	129.6
Income tax expense	84.1	22.4	72.6	79.8
Income from continuing operations	$261.5	$134.3	$435.8	$312.5
Less: Net income attributable to noncontrolling interests	1.0	0.8	1.5	0.8
Income from continuing operations attributable to Conagra Brands, Inc.	$260.5	$133.5	$434.3	$311.7

The following table presents further disaggregation of our net sales:

	Thirteen weeks ended		Twenty-six weeks ended
	November 24, 2019	November 25, 2018	November 24, 2019	November 25, 2018
Frozen	938.4	690.9	1,690.3	1,154.4
Other shelf-stable	680.5	609.7	1,281.9	1,087.1
Snacks	462.0	390.8	838.2	684.1
Foodservice	275.7	258.2	525.3	492.9
International	234.3	218.3	438.7	412.1
Refrigerated	229.9	215.8	437.1	387.5
Total net sales	$2,820.8	$2,383.7	$5,211.5	$4,218.1

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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended		Twenty-six weeks ended
	November 24, 2019	November 25, 2018	November 24, 2019	November 25, 2018
Gross derivative gains (losses) incurred	$0.5	$2.3	$(6.8)	$(4.2)
Less: Net derivative losses allocated to reporting segments	(1.3)	(0.5)	(1.4)	(0.6)
Net derivative gains (losses) recognized in general corporate expenses	$1.8	$2.8	$(5.4)	$(3.6)
Net derivative losses allocated to Grocery & Snacks	$(0.5)	$(0.8)	$(0.6)	$(1.0)
Net derivative losses allocated to Refrigerated & Frozen	(0.4)	(0.4)	(0.7)	(0.5)
Net derivative gains (losses) allocated to International	(0.4)	0.8	(0.3)	1.1
Net derivative gains (losses) allocated to Foodservice	-	(0.1)	0.2	(0.2)
Net derivative losses included in segment operating profit	$(1.3)	$(0.5)	$(1.4)	$(0.6)

As of November 24, 2019, the cumulative amount of net derivative losses from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $4.0 million. This amount reflected net losses of $4.8 million incurred during the twenty-six weeks ended November 24, 2019 and net gains of $0.8 million incurred prior to fiscal 2020. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results losses of $2.8 million in fiscal 2020 and losses of $1.2 million in fiscal 2021 and thereafter.

Assets by Segment

The majority of our manufacturing assets are shared across multiple reporting segments. Output from these facilities used by each reporting segment can change over time. Also, working capital balances are not tracked by reporting segment. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment. Total depreciation expense was $81.7 million and $163.4 million for the second quarter and first half of fiscal 2020, respectively, and $65.8 million and $121.2 million for the second quarter and first half of fiscal and 2019, respectively.

Other Information

Our operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant with respect to consolidated operations for the second quarter and first half of fiscal 2020 and 2019. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were approximately $236.2 million and $233.7 million in the second quarter of fiscal 2020 and 2019, respectively. Our foreign net sales during the first half of fiscal 2020 and 2019 were approximately $447.9 million and $445.6 million, respectively. Our long-lived assets located outside of the United States are not significant.

Our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 25% of consolidated net sales in both the second quarter and first half of fiscal 2020 and 2019, primarily in the Grocery & Snacks and Refrigerated & Frozen segments.

Walmart, Inc. and its affiliates accounted for approximately 30% of consolidated net receivables as of both November 24, 2019 and May 26, 2019.

We offer certain suppliers access to a third-party service that allows them to view our scheduled payments online. The third-party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third party, or any financial institutions concerning this service. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of November 24, 2019, $219.5 million of our total accounts payable is payable to suppliers who utilize this third-party service.

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

Readers of this report should understand that these forward-looking statements are not guarantees of performance or results. Forward-looking statements provide our current expectations and beliefs concerning future events and are subject to risks, uncertainties, and factors relating to our business and operations, all of which are difficult to predict and could cause our actual results to differ materially from the expectations expressed in or implied by such forward-looking statements. These risks, uncertainties, and factors include, among other things: the risk that the cost savings and any other synergies from the acquisition of Pinnacle Foods Inc. (the "Pinnacle acquisition") may not be fully realized or may take longer to realize than expected; the risk that the Pinnacle acquisition may not be accretive within the expected timeframe or to the extent anticipated; the risks that the Pinnacle acquisition and related integration will create disruption to the Company and its management and impede the achievement of business plans; the risk that the Pinnacle acquisition will negatively impact the ability to retain and hire key personnel and maintain relationships with customers, suppliers, and other third parties; risks related to our ability to successfully address Pinnacle's business challenges; risks related to our ability to achieve the intended benefits of other recent and pending acquisitions and divestitures, including the pending divestiture of the Lender's® bagel business; risks related to the timing to complete a potential divestiture of the Lender's® bagel business; risks associated with general economic and industry conditions; risks associated with our ability to successfully execute our long-term value creation strategies, including those in place for specific brands at Pinnacle before the Pinnacle acquisition; risks related to our ability to deleverage on currently anticipated timelines, and to continue to access capital on acceptable terms or at all; risks related to our ability to execute operating and restructuring plans and achieve targeted operating efficiencies from cost-saving initiatives, related to the Pinnacle acquisition and otherwise, and to benefit from trade optimization programs, related to the Pinnacle acquisition and otherwise; risks related to the effectiveness of our hedging activities and ability to respond to volatility in commodities; risks related to the Company's competitive environment and related market conditions; risks related to our ability to respond to changing consumer preferences and the success of our innovation and marketing investments; risks related to the ultimate impact of any product recalls and litigation, including litigation related to the lead paint and pigment matters, as well as any securities litigation, including securities class action lawsuits; risks associated with actions of governments and regulatory bodies that affect our businesses, including the ultimate impact of new or revised regulations or interpretations; risks related to the availability and prices of raw materials, including any negative effects caused by inflation or weather conditions; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges, related to the Pinnacle acquisition or otherwise; the costs, disruption, and diversion of management's attention due to the integration of the Pinnacle acquisition; and other risks described in our reports filed from time to time with the Securities and Exchange Commission (the "SEC"). We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility to update these statements, except as required by law.

The discussion that follows should be read together with the unaudited Condensed Consolidated Financial Statements and related notes contained in this report and with the financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended May 26, 2019 and subsequent filings with the SEC. Results for the second quarter of fiscal 2020 are not necessarily indicative of results that may be attained in the future.

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

The integration of Pinnacle is continuing and on-track. We expect to achieve cost synergies of $305 million per year when the integration is concluded.

In the first quarter of fiscal 2020, we reorganized our reporting segments to incorporate the Pinnacle operations into our legacy reporting segments in order to better reflect how the business is now being managed. Prior periods have been reclassified to conform to the revised segment presentation.

Fiscal 2020 Second Quarter Results

In the second quarter of fiscal 2020, results reflected an increase in net sales, including the impact of recent acquisitions, with organic (excludes the impacts of foreign exchange and divested businesses, as well as acquisitions until the anniversary date of the acquisition) increases in each of our operating segments, in each case compared to the second quarter of fiscal 2019. Overall gross profit increased as the addition of Pinnacle's gross profit and cost synergies, along with supply chain realized productivity and improved pricing more than offset the reduction due to divested businesses, higher transportation costs, inflation, and increased brand-building investments with retailers. Overall segment operating profit increased primarily due to the Pinnacle acquisition. Corporate expenses were lower primarily due to items impacting comparability, as discussed below. In addition, there were increased selling, general and administrative ("SG&A") costs in connection with the Pinnacle acquisition, offset by cost synergies as well as lower advertising and promotional spending. We recognized lower equity method investment earnings and higher interest and income tax expense, in each case compared to the second quarter of fiscal 2019. Excluding items impacting comparability, our effective tax rate was comparable to the second quarter of fiscal 2019.

Diluted earnings per share in the second quarter of fiscal 2020 were $0.53. Diluted earnings per share in the second quarter of fiscal 2019 were $0.31, including earnings of $0.32 per diluted share from continuing operations and a loss of $0.01 per diluted share from discontinued operations. Diluted earnings per share were affected by more shares outstanding in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019, as well as several significant items affecting the comparability of year-over-year results (see "Items Impacting Comparability" below).

Items Impacting Comparability

Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions is discussed in the segment review below.

Items of note impacting comparability for the second quarter of fiscal 2020 included the following:

•	charges totaling $35.2 million ($27.5 million after-tax) in connection with our restructuring plans,
•	a charge of $27.6 million ($25.4 million after-tax) due to the impairment of our Lender's® bagel business,
•	a gain of $12.0 million ($9.0 million after-tax) related to a contract settlement,
•	a charge of $6.6 million ($5.0 million after-tax) related to a legacy environmental matter, and
•	an income tax benefit of $2.6 million primarily related to a deduction for a prior year federal income tax matter.

Items of note impacting comparability for the second quarter of fiscal 2019 included the following:

•	charges totaling $110.9 million ($86.6 million after-tax) in connection with our restructuring plans,
•	charges totaling $96.8 million ($76.7 million after-tax) associated with costs incurred for acquisitions and planned divestitures,

•	incremental cost of goods sold of $24.4 million ($18.2 million after-tax) due to the fair value adjustment to inventory resulting from acquisition accounting for Pinnacle,
•	charges totaling $4.6 million ($3.4 million after-tax) associated with costs incurred for integration activities related to the acquisition of Pinnacle,
•	a gain of $15.1 million ($11.6 million after-tax) related to the gain on the sale of an asset within the Ardent Mills joint venture,
•	an income tax benefit of $24.3 million related to a tax adjustment of valuation allowance associated with the planned divestiture of the Wesson® oil business, and
•	an income tax charge of $2.2 million primarily associated with the reduction of the deemed repatriation liability more than offset by state valuation allowance adjustments on loss carryforwards.

Items of note impacting comparability for the first half of fiscal 2020 included the following:

•	charges totaling $85.3 million ($66.1 million after-tax) in connection with our restructuring plans,
•	charges totaling $59.0 million ($55.0 million after-tax) related to the impairment of businesses held for sale,
•	charges totaling $19.3 million ($14.8 million after-tax) related to the impairment of certain brand intangible assets,
•	a gain of $12.0 million ($9.0 million after-tax) related to a contract settlement,
•	charges totaling $6.6 million ($5.0 million after-tax) related to a legacy environmental matter, and
•	an income tax benefit of $53.6 million primarily related to the reorganization of various legacy Pinnacle legal entities and state tax planning strategies.

Items of note impacting comparability for the first half of fiscal 2019 included the following:

•	charges totaling $113.4 million ($91.0 million after-tax) associated with costs incurred for acquisitions and planned divestitures,
•	charges totaling $111.5 million ($87.0 million after-tax) in connection with our restructuring plans,
•	incremental cost of goods sold of $24.4 million ($18.2 million after-tax) due to the fair value adjustment to inventory resulting from acquisition accounting for Pinnacle,
•	charges totaling $8.9 million ($6.6 million after-tax) associated with costs incurred for integration activities related to the acquisition of Pinnacle,
•	a gain of $15.1 million ($11.6 million after-tax) related to the gain on the sale of an asset within the Ardent Mills joint venture,
•	a gain of $13.2 million ($9.6 million after-tax) from the sale of the Del Monte® Canada business,
•	an income tax benefit of $24.3 million related to a tax adjustment of valuation allowance associated with the planned divestiture of the Wesson® oil business, and
•	an income tax benefit of $2.6 million primarily associated with a release of a Mexican tax reserve.

Acquisitions

On October 26, 2018, we completed the Pinnacle acquisition. Pursuant to the Agreement and Plan of Merger, dated as of June 26, 2018 (the "Merger Agreement"), among the Company, Pinnacle, and Patriot Merger Sub Inc., a wholly-owned subsidiary of the Company that ceased to exist at the effective time of the merger, each outstanding share of Pinnacle common stock was converted into the right to receive $43.11 per share in cash and 0.6494 shares of common stock, par value $5.00 per share, of the Company ("Company Shares") (together, the "Merger Consideration"), with cash payable in lieu of fractional shares of Company Shares. The total amount of consideration paid in connection with the acquisition was approximately $8.03 billion and consisted of: (1) cash of

$5.17 billion ($5.12 billion, net of cash acquired); (2) 77.5 million Company Shares, with an approximate value of $2.82 billion, issued out of the Company's treasury to former holders of Pinnacle stock; and (3) replacement awards issued to former Pinnacle employees representing the fair value attributable to pre-combination service of $51.1 million. Approximately $7.03 billion of the purchase price has been allocated to goodwill and approximately $3.52 billion has been allocated to brands, trademarks and other intangibles. Of the total goodwill, $236.7 million is deductible for tax purposes. Amortizable brands, trademarks and other intangibles totaled $668.7 million. Indefinite lived brands, trademarks and other intangibles totaled $2.85 billion.

Divestitures

On December 11, 2019, subsequent to the end of our second quarter of fiscal 2020, we entered into a definitive agreement to sell our Lender's® bagel business, which is part of our Refrigerated & Frozen segment. On January 2, 2020, we completed the sale of this business for net proceeds of $33.2 million, subject to final working capital adjustments.

During the second quarter of fiscal 2020, we completed the sale of our Direct Store Delivery ("DSD") Snacks business, for net proceeds of $139.0 million, subject to final working capital adjustments. The results of operations of the divested DSD Snacks business are included in our Grocery & Snacks segment for the periods preceding the completion of the transaction.

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

Restructuring Plans

In December 2018, our Board of Directors (the "Board") approved a restructuring and integration plan related to the ongoing integration of the recently acquired operations of Pinnacle (the "Pinnacle Integration Restructuring Plan") for the purpose of achieving significant cost synergies between the companies, as a result of which we expect to incur material charges for exit and disposal activities under U.S. generally accepted accounting principles. We expect to incur up to $360.0 million ($255.0 million of cash charges and $105.0 million of non-cash charges) in connection with operational expenditures under the Pinnacle Integration Restructuring Plan.

Although we remain unable to make good faith estimates relating to the entire Pinnacle Integration Restructuring Plan, we are reporting on actions initiated through the end of the second quarter of fiscal 2020, including the estimated amounts or range of amounts for each major type of cost expected to be incurred, and the charges that have resulted or will result in cash outflows. We have incurred or expect to incur approximately $267.4 million of charges ($242.3 million of cash charges and $25.1 million of non-cash charges) for actions identified to date under the Pinnacle Integration Restructuring Plan. In the second quarter and first half of fiscal 2020, we recognized charges of $16.2 million and $43.9 million, respectively, in association with the Pinnacle Integration Restructuring Plan. In the second quarter and first half of fiscal 2019, we recognized charges of $102.6 million in association with the Pinnacle Integration Restructuring Plan

In the third quarter of fiscal 2019, management initiated a new restructuring plan (the "Conagra Restructuring Plan") for costs in connection with actions taken to improve SG&A expense effectiveness and efficiencies and to optimize our supply chain network. Although we remain unable to make good faith estimates relating to the entire Conagra Restructuring Plan, we are reporting on actions initiated through the end of the second quarter of fiscal 2020, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. We have incurred or expect to incur $104.8 million of charges ($31.8 million of cash charges and $73.0 million of non-cash charges) for actions identified to date under the Conagra Restructuring Plan. In the second quarter and first half of fiscal 2020, we recognized charges of $19.6 million and $40.7 million in connection with the Conagra Restructuring Plan.

As of November 24, 2019, we have substantially completed our restructuring activities related to the Supply Chain and Administrative Efficiency Plan (the "SCAE Plan"). In the second quarter and first half of fiscal 2020, we recognized a net benefit of $0.6 million and charges of $0.7 million, respectively, in association with the SCAE Plan. In the second quarter and first half of 2019, we recognized charges of $4.5 million and $5.1 million, respectively, in association with the SCAE Plan. Our total pre-tax expenses for the SCAE Plan related to our continuing operations are expected to be $471.0 million ($322.2 million of cash charges and $148.8 million of non-cash charges).

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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended		Twenty-six weeks ended
($ in millions)	November 24, 2019	November 25, 2018	November 24, 2019	November 25, 2018
Gross derivative gains (losses) incurred	$0.5	$2.3	$(6.8)	$(4.2)
Less: Net derivative losses allocated to reporting segments	(1.3)	(0.5)	(1.4)	(0.6)
Net derivative gains (losses) recognized in general corporate expenses	$1.8	$2.8	$(5.4)	$(3.6)
Net derivative losses allocated to Grocery & Snacks	$(0.5)	$(0.8)	$(0.6)	$(1.0)
Net derivative losses allocated to Refrigerated & Frozen	(0.4)	(0.4)	(0.7)	(0.5)
Net derivative gains (losses) allocated to International	(0.4)	0.8	(0.3)	1.1
Net derivative gains (losses) allocated to Foodservice	-	(0.1)	0.2	(0.2)
Net derivative losses included in segment operating profit	$(1.3)	$(0.5)	$(1.4)	$(0.6)

As of November 24, 2019, the cumulative amount of net derivative losses from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $4.0 million. This amount reflected net losses of $4.8 million incurred during the thirteen weeks ended November 24, 2019 and net gains of $0.8 million incurred prior to fiscal 2020. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results losses of $2.8 million in fiscal 2020 and losses of $1.2 million in fiscal 2021 and thereafter.

Net Sales

	Net Sales
($ in millions)	Thirteen weeks ended			Twenty-six weeks ended
Reporting Segment	November 24, 2019	November 25, 2018	% Inc (Dec)	November 24, 2019	November 25, 2018	% Inc (Dec)
Grocery & Snacks	$1,142.5	$1,000.5	14%	$2,120.1	$1,771.2	20%
Refrigerated & Frozen	1,168.3	906.7	29%	2,127.4	1,541.9	38%
International	234.3	218.3	7%	438.7	412.1	7%
Foodservice	275.7	258.2	7%	525.3	492.9	7%
Total	$2,820.8	$2,383.7	18%	$5,211.5	$4,218.1	24%

Net sales for the second quarter of fiscal 2020 were $2.82 billion, an increase of $437.1 million, or 18%, from the second quarter of fiscal 2019. Net sales for the first half of fiscal 2020 were $5.21 billion, an increase of $993.4 million, or 24%, from the first half of fiscal 2019. The increased net sales are principally due to the acquisition of Pinnacle on October 26, 2018.

Grocery & Snacks net sales for the second quarter of fiscal 2020 were $1.14 billion, an increase of $142.0 million, or 14%, compared to the second quarter of fiscal 2019. Grocery & Snacks net sales for the first half of fiscal 2020 were $2.12 billion, an increase of $348.9 million, or 20%, compared to the first half of fiscal 2019. Results for the second quarter of fiscal 2020 reflected an increase in volumes of 2%, excluding the impact of acquisitions and divestitures, compared to the prior-year period. The increase in volumes reflected continued momentum and innovation successes in the snacks businesses, which was partially offset by lower in market performance in our Hunt's® brand and pricing impacts in certain other grocery businesses. Volume was flat, excluding the impact of acquisitions and divestitures, for the first half of fiscal 2020 when compared to the first half of fiscal 2019. Price/mix decreased by 1%, excluding the impact of acquisitions and divestitures, for both the second quarter and first half of fiscal 2020 when compared to the prior-year period due to incremental trade and strategic investments with certain customers and brands. The acquisition of Pinnacle in the second quarter of fiscal 2019 contributed $169.2 million, or 17%, to Grocery & Snacks net sales during the second quarter of fiscal 2020 and $406.3 million, or 23%, in the first half of fiscal 2020, through the one-year anniversary of the acquisition. The second quarter and first half of fiscal 2019 included $46.1 million and $78.0 million, respectively, of net sales related to our Wesson® oil business, which was sold in the fourth quarter of fiscal 2019. The second quarter and first half of fiscal 2020 included $16.9 million and $46.1 million, respectively, of net sales related to our DSD Snacks business, which was sold in the second quarter of fiscal 2020. The second quarter and first half of fiscal 2019 included $6.6 million of net sales related to this business.

Refrigerated & Frozen net sales for the second quarter of fiscal 2020 were $1.17 billion, an increase of $261.6 million, or 29%, compared to the second quarter of fiscal 2019. Refrigerated & Frozen net sales for the first half of fiscal 2020 were $2.13 billion, an increase of $585.5 million, or 38%, compared to the first half of fiscal 2019. Volume, excluding the impacts of acquisitions and divestitures, was flat and price/mix increased by 2% in both the second quarter and first half of fiscal 2020 compared to the prior-year periods, due to improved performance across multiple brands. The acquisition of Pinnacle contributed $255.6 million, or 28%, to Refrigerated & Frozen net sales for the second quarter of fiscal 2020 and $583.4 million, or 38%, for the first half of fiscal 2020, through the one-year anniversary of the acquisition. The second quarter and first half of fiscal 2019 included $15.5 million and $28.7 million, respectively, of net sales related to our Italian-based frozen pasta business, Gelit, which was sold in the fourth quarter of fiscal 2019.

International net sales for the second quarter of fiscal 2020 were $234.3 million, an increase of $16.0 million, or 7%, compared to the second quarter of fiscal 2019. International net sales for the first half of fiscal 2020 were $438.7 million, an increase of $26.6 million, or 7%, compared to the first half of fiscal 2019. Results for the second quarter of fiscal 2020, excluding the impact of acquisitions and divestitures, reflected a 2% increase in volume, a 1% decrease due to unfavorable foreign exchange rates, and flat price/mix, in each case compared to the prior-year period. The increase in volumes was primarily driven by strong consumption in the Canadian snacks and frozen businesses. Results for the first half of fiscal 2020, excluding the impact of acquisitions and divestitures, reflected a 1% decrease in volume, a 1% increase in price/mix, and a 1% decrease due to unfavorable foreign exchange rates, in each case compared to the prior-year period. The decrease in volumes for the first half of fiscal 2020 was primarily due to softness in the Puerto Rico export market and the Indian business in the first quarter of fiscal 2020 that was only partially offset by the strong Canadian business consumption in the second quarter of fiscal 2020. The acquisition of Pinnacle contributed $19.2 million, or 9%, to International net sales for the second quarter of fiscal 2020 and $46.0 million, or 11%, for the first half of fiscal 2020, through the one-

year anniversary of the acquisition. The first half of fiscal 2019 included $4.1 million of net sales related to our Del Monte® processed fruit and vegetable business in Canada, which was sold in the first quarter of fiscal 2019. The second quarter and first half of fiscal 2019 also included $5.7 million and $10.8 million, respectively, of net sales related to our divested Wesson® oil business.

Foodservice net sales for the second quarter of fiscal 2020 were $275.7 million, an increase of $17.5 million, or 7%, compared to the second quarter of fiscal 2019. Foodservice net sales for the first half of fiscal 2020 were $525.3 million, an increase of $32.4 million, or 7%, compared to the first half of fiscal 2019. Results for the second quarter and first half of fiscal 2020 reflected a 3% and 5% decrease in volume, respectively, excluding the impact of acquisitions and divestitures, compared to the prior-year periods. The decline in volume reflected the continued execution of the segment's value-over-volume strategy as well as competitive pricing. Price/mix, excluding the impact of acquisitions and divestitures, increased by 4% in both the second quarter and first half of fiscal 2020 compared to the prior-year periods, reflecting the value-over-volume strategy. The acquisition of Pinnacle contributed $27.0 million, or 10%, to Foodservice net sales for the second quarter of fiscal 2020 and $62.4 million, or 13%, for the first half of fiscal 2020, through the one-year anniversary of the acquisition. The second quarter and first half of fiscal 2019 included $11.4 million and $23.0 million, respectively, of net sales related to our divested Wesson® oil business. The first half of fiscal 2019 also included net sales of $2.0 million related to our Trenton, Missouri production facility, which was sold in the second quarter of fiscal 2019.

SG&A Expenses (includes general corporate expenses)

SG&A expenses totaled $369.8 million for the second quarter of fiscal 2020, a decrease of $117.5 million, as compared to the second quarter of fiscal 2019. SG&A expenses for the second quarter of fiscal 2020 reflected the following:

Items impacting comparability of earnings

•	expenses of $27.6 million in connection with our restructuring plans,
•	expense of $27.6 million related to the impairment of our Lender's® bagel business,
•	a benefit of $12.0 million related to a contract settlement gain,
•	charges totaling $6.6 million related to a legacy environmental matter,
•	a benefit of $1.5 million related to a legacy legal matter, and
•	expenses of $1.1 million associated with costs incurred for acquisitions and planned divestitures.

Other changes in expenses compared to the second quarter of fiscal 2019

The increases in SG&A expenses below include the addition of expenses attributable to the Pinnacle business, partially offset by integration synergies:

•	an increase in share-based payment and deferred compensation expense of $15.8 million due to higher share price and market increases,
•	a decrease in advertising and promotion spending of $8.7 million,
•	an increase in salary, wage, and fringe benefit expense of $12.5 million,
•	a decrease in self-insured workers' compensation and product liability expense of $7.4 million,
•	an increase of $4.9 million related to short-term incentives,
•	an increase of $4.2 million of amortization of definite lived intangible assets, and
•	an increase of $2.5 million related to charitable donations.

SG&A expenses for the second quarter of fiscal 2019 included the following items impacting the comparability of earnings:

•	expenses of $105.3 million in connection with our restructuring plans,
•	expenses of $90.5 million associated with costs incurred for acquisitions and planned divestitures, and
•	expenses of $4.6 million related to costs associated with the integration of Pinnacle.

SG&A expenses totaled $770.6 million for the first half of fiscal 2020, an increase of $26.0 million, as compared to the first half of fiscal 2019. SG&A expenses for the first half of fiscal 2020 reflected the following:

Items impacting comparability of earnings

•	expenses of $72.6 million in connection with our restructuring plans,
•	expense of $59.0 million related to the impairment of businesses held for sale,
•	charges totaling $19.3 million related to the impairment of certain brand intangible assets,
•	a benefit of $12.0 million related to a contract settlement gain,
•	charges totaling $6.6 million related to a legacy environmental matter,
•	expenses of $3.0 million associated with costs incurred for acquisitions and planned divestitures,
•	a benefit of $1.5 million related to a legacy legal matter, and
•	a loss of $1.5 million related to the divestiture of a business.

Other changes in expenses compared to the first half of fiscal 2019

The increases in SG&A expenses below include the addition of expenses attributable to the Pinnacle business, partially offset by integration synergies:

•	an increase in salary, wage, and fringe benefit expense of $38.9 million,
•	an increase in share-based payment and deferred compensation expense of $14.3 million due to higher share price and market increases,
•	an increase of $10.9 million of amortization of definite lived intangible assets,
•	an increase of $7.7 million related to short-term incentives,
•	a decrease in self-insured workers' compensation and product liability expense of $7.6 million,
•	a decrease in advertising and promotion spending of $6.1 million,
•	an increase of $4.7 million in computer-related expenses,
•	an increase of $3.5 million related to lease and rent expense,
•	an increase of $3.4 million related to contract services,
•	an increase of $3.4 million related to commission expense, and
•	an increase in charitable donations of $2.4 million.

SG&A expenses for the first half of fiscal 2019 included the following items impacting the comparability of earnings:

•	expenses of $104.2 million in connection with our restructuring plans,
•	expenses of $101.5 million associated with costs incurred for acquisitions and planned divestitures,
•	a gain of $13.2 million related to the sale of our Del Monte® processed fruit and vegetable business in Canada, and
•	expenses of $8.9 million related to costs associated with the integration of Pinnacle.

Operating Profit (Earnings before general corporate expenses, pension and postretirement non-service income, interest expense, net, income taxes, and equity method investment earnings)

	Operating Profit
($ in millions)	Thirteen weeks ended			Twenty-six weeks ended
Reporting Segment	November 24, 2019	November 25, 2018	% Inc (Dec)	November 24, 2019	November 25, 2018	% Inc (Dec)
Grocery & Snacks	$263.7	$219.6	20%	$415.4	$398.2	4%
Refrigerated & Frozen	187.4	156.8	20%	343.0	252.3	36%
International	26.4	22.5	17%	51.2	59.8	(14)%
Foodservice	38.3	34.4	11%	69.4	62.0	12%

Grocery & Snacks operating profit for the second quarter of fiscal 2020 was $263.7 million, an increase of $44.1 million, or 20%, compared to the second quarter of fiscal 2019. Gross profits were $52.8 million higher in the second quarter of fiscal 2020 than in the second quarter of fiscal 2019. The higher gross profit was driven by the addition of Pinnacle, an increase in volumes, excluding the impact of acquisition and divestitures, and the benefits of supply chain realized productivity, partially offset by the impacts of unfavorable price/mix, higher input costs, and a reduction in profit associated with the divestiture of our DSD Snacks and Wesson® oil businesses. Operating profit of the Grocery & Snacks segment was impacted by expense of $19.2 million and $2.1 million related to our restructuring plans in the second quarter of fiscal 2020 and 2019, respectively. In addition, the second quarter of fiscal 2020 included a benefit of $12.0 million related to a contract settlement and $2.3 million of expense related to acquisitions and planned divestitures. The second quarter of fiscal 2019 included $11.9 million of incremental cost of goods sold due to the impact of writing Pinnacle inventory to fair value as part of our acquisition accounting and the subsequent sale of that inventory.

Grocery & Snacks operating profit for the first half of fiscal 2020 was $415.4 million, an increase of $17.2 million, or 4%, compared to the second quarter of fiscal 2019. Gross profits were $98.9 million higher in the second quarter of fiscal 2020 than in the second quarter of fiscal 2019. The higher gross profit was driven by the addition of Pinnacle and the benefits of supply chain realized productivity, partially offset by the impacts of higher input costs and a reduction in profit associated with the divestiture of our DSD Snacks and Wesson® oil businesses. Operating profit of the Grocery & Snacks segment was impacted by expense of $38.3 million and $2.2 million related to our restructuring plans in the first half of fiscal 2020 and 2019, respectively. In addition, the first half of fiscal 2020 included charges of $31.4 million related to the impairment of a business held for sale, a benefit of $12.0 million related to a contract settlement, charges of $3.5 million related to the impairment of certain brand intangible assets, and costs of $3.0 million related to acquisitions and planned divestitures. The first half of fiscal 2019 included $11.9 million of incremental cost of goods sold due to the impact of writing Pinnacle inventory to fair value as part of our acquisition accounting and the subsequent sale of that inventory.

Refrigerated & Frozen operating profit for the second quarter of fiscal 2020 was $187.4 million, an increase of $30.6 million, or 20%, compared to the second quarter of fiscal 2019. Gross profits were $60.8 million higher in the second quarter of fiscal 2020 than in the second quarter of fiscal 2019, driven by the addition of Pinnacle, favorable price/mix, and supply chain realized productivity, partially offset by increased input costs. Operating profit of the Refrigerated & Frozen segment was impacted by charges of $27.6 million related to the impairment of a business held for sale in the second quarter of fiscal 2020. The second quarter of fiscal 2019 included $9.9 million of incremental cost of goods sold due to the impact of writing Pinnacle inventory to fair value as part of our acquisition accounting and the subsequent sale of that inventory.

Refrigerated & Frozen operating profit for the first half of fiscal 2020 was $343.0 million, an increase of $90.7 million, or 36%, compared to the first half of fiscal 2019. Gross profits were $158.3 million higher in the first half of fiscal 2020 than in the first half of fiscal 2019, due to the drivers mentioned above. In addition to the impairment of a business held for sale, operating profit of the Refrigerated & Frozen segment in the first half of fiscal 2020 was impacted by charges of $15.8 million related to the impairment of certain brand intangible assets. The first half of fiscal 2019 included $9.9 million of incremental cost of goods sold due to the impact of writing Pinnacle inventory to fair value as part of our acquisition accounting and the subsequent sale of that inventory.

International operating profit for the second quarter of fiscal 2020 was $26.4 million, an increase of $3.9 million, or 17%, compared to the second quarter of fiscal 2019. Gross profits were flat in the second quarter of fiscal 2020 when compared to the second quarter of fiscal 2019, due to the addition of Pinnacle, an increase in volumes, excluding the impact of acquisitions and divestitures, and realized productivity, which were offset by higher input costs and the sale of our Wesson® oil business. Operating profit for the International segment in the second quarter of fiscal 2019 included expense of $3.8 million related to our restructuring plans and $2.6 million of incremental cost of goods sold due to the impact of writing Pinnacle inventory to fair value as part of our acquisition accounting and the subsequent sale of that inventory.

International operating profit for the first half of fiscal 2020 was $51.2 million, a decrease of $8.6 million, or 14%, compared to the first half of fiscal 2019. Gross profits were flat in the first half of fiscal 2020 when compared to the first half of fiscal 2019, due to the addition of Pinnacle and realized productivity, which were offset by higher input costs and the sales of our Del Monte® Canadian business and our Wesson® oil business. Operating profit of the International segment was impacted by expense of $1.4 million and $4.0 million related to our restructuring plans in the first half of fiscal 2020 and 2019, respectively. In addition, the first half of fiscal 2019 included a gain of $13.2 million related to the sale of our Del Monte® Canadian business, expense of $2.9 million related to costs incurred for acquisitions and planned divestitures, and $2.6 million of incremental cost of goods sold due to the impact of writing Pinnacle inventory to fair value as part of our acquisition accounting and the subsequent sale of that inventory.

Foodservice operating profit for the second quarter of fiscal 2020 was $38.3 million, an increase of $3.9 million, or 11%, compared to the second quarter of fiscal 2019. Gross profits were $7.2 million higher in the second quarter of fiscal 2020 than in the second quarter of fiscal 2019. The higher gross profit primarily reflected the addition of Pinnacle, improved price/mix, and supply chain realized productivity, which more than offset higher input costs and the sale of our Wesson® oil business.

Foodservice operating profit for the first half of fiscal 2020 was $69.4 million, an increase of $7.4 million, or 12%, compared to the first half of fiscal 2019. Gross profits were $12.8 million higher in the first half of fiscal 2020 than in the first half of fiscal 2019. The higher gross profit primarily reflected the addition of Pinnacle, improved price/mix, and supply chain realized productivity, partially offset by higher input costs and the sales of our Wesson® oil business and Trenton facility.

Interest Expense, Net

Net interest expense was $121.4 million and $80.6 million for the second quarter of fiscal 2020 and 2019, respectively. Net interest expense was $244.1 million and $129.6 million for the first half of fiscal 2020 and 2019, respectively. The increase reflected the issuance of $7.025 billion aggregate principal amount of unsecured senior notes and borrowings of $1.30 billion under our new unsecured term loan agreement with a syndicate of financial institutions providing for a $650.0 million tranche of three-year term loans and a $650.0 million tranche of five-year term loans to the Company (the "Term Loan Agreement"), in each case in connection with the acquisition of Pinnacle in the second quarter of fiscal 2019. As of November 24, 2019, we have repaid $1.10 billion of our borrowings under the Term Loan Agreement.

In addition, the second quarter and first half of fiscal 2019 included $6.3 million and $11.9 million, respectively, of interest expense related to the amortization of costs incurred to secure fully committed bridge financing in connection with the then-pending Pinnacle acquisition. The bridge financing was subsequently terminated in connection with our incurrence of permanent financing to fund the Pinnacle acquisition.

Income Taxes

In the second quarter of fiscal 2020 and 2019, we recognized income tax expense of $84.1 million and $22.4 million, respectively. Income tax expense for the first half of fiscal 2020 and 2019 was $72.6 million and $79.8 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was approximately 24.3% and 14.3% for the second quarter of fiscal 2020 and 2019, respectively. The effective tax rate was approximately 14.3% and 20.3% for the first half of fiscal 2020 and 2019, respectively.

The effective tax rate in the second quarter of fiscal 2020 reflected the following:

•	additional tax expense associated with non-deductible goodwill related to assets held for sale, for which an impairment charge was recognized,
•	a benefit from statute lapses on tax issues that were previously reserved, and
•	an income tax benefit associated with a deduction of a prior year federal income tax matter.

The effective tax rate for the first half of fiscal 2020 reflects the above-cited items, as well as the impact of benefits from the settlement of tax issues that were previously reserved, a change in deferred state tax rates due to the integration of Pinnacle activity for tax purposes, a tax planning strategy that will allow utilization of certain state attributes, and state tax law changes.

The effective tax rate in the second quarter of fiscal 2019 reflected the following:

•

the impact of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), including a reduction in the statutory federal income tax rate to 21%, partially offset by the repeal of the deduction for domestic manufacturing activities, changes in deductibility of executive compensation and the effect of the global intangible low-tax income inclusion,

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

Equity Method Investment Earnings

Equity method investment earnings were $27.6 million and $37.7 million for the second quarter of fiscal 2020 and 2019, respectively. Equity method investment earnings were $39.9 million and $53.9 million for the first half of fiscal 2020 and 2019, respectively. Results for the second quarter and first half of fiscal 2020 included a charge of $0.6 million and a gain of $4.8 million, respectively, related to the sale of an asset by the Ardent Mills joint venture. Results for the second quarter and first half of fiscal 2019 included a gain of $15.1 million from the sale of an asset by the Ardent Mills joint venture. Ardent Mills earnings for the second quarter of fiscal 2020 reflected favorable market conditions after adjusting for the items mentioned above.

Earnings Per Share

Diluted earnings per share in the second quarter of fiscal 2020 were $0.53. Diluted earnings per share in the second quarter of fiscal 2019 were $0.31, including earnings of $0.32 per diluted share from continuing operations and a loss of $0.01 per diluted share from discontinued operations. Diluted earnings per share in the first half of fiscal 2020 were $0.89. Diluted earnings per share in the first half of fiscal 2019 were $0.76. See "Items Impacting Comparability" above as several significant items affected the comparability of year-over-year results of operations.

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

At November 24, 2019, we had a revolving credit facility (the "Revolving Credit Facility") with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $1.6 billion (subject to increase to a maximum aggregate principal amount of $2.1 billion with the consent of the lenders). We have historically used a credit facility principally as a back-up for our commercial paper program. As of November 24, 2019, there were no outstanding borrowings under the Revolving Credit Facility.

We had no amounts outstanding under our commercial paper program as of November 24, 2019 and May 26, 2019. The highest level of borrowings during the first half of fiscal 2020 was $145.0 million.

In October 2018, we borrowed $1.30 billion under the Term Loan Agreement as part of the financing used to acquire Pinnacle. During the first quarter of fiscal 2020, we repaid $200.0 million of our borrowings under the Term Loan Agreement. The remaining balance under the Term Loan Agreement as of November 24, 2019 was $200.0 million, which consisted of $100.0 million of the three-year tranche loans and $100.0 million of the five-year tranche loans. Subsequent to the end of the second quarter of fiscal 2020, we repaid the remaining principal balance of $200.0 million of our borrowings under the Term Loan Agreement.

The Revolving Credit Facility and the Term Loan Agreement generally require that our ratio of earnings before interest, taxes, depreciation, and amortization ("EBITDA") to interest expense be not less than 3.0 to 1.0 and our ratio of funded debt to EBITDA not to exceed certain decreasing specified levels, ranging from 5.5 for the second quarter of fiscal 2020 to 3.75 from the second quarter of fiscal 2023 and thereafter. Each ratio is to be calculated on a rolling four-quarter basis. As of November 24, 2019, we were in compliance with these financial covenants.

As of the end of the second quarter of fiscal 2020, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the Revolving Credit Facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult, or impossible.

We repurchase shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. The Company plans to repurchase shares under its authorized program only at times and in amounts as are consistent with the prioritization of achieving its leverage targets. The Company's total remaining share repurchase authorization as of November 24, 2019 was $1.41 billion.

On December 10, 2019, the Board announced a quarterly dividend payment of $0.2125 per share, to be paid on March 3, 2020, to stockholders of record as of the close of business on January 31, 2020.  Subject to market and other conditions and the approval of our Board, we intend to maintain our quarterly dividend at the current annual rate of $0.85 per share during fiscal 2020.

During the second quarter of fiscal 2020, we completed the sale of our DSD Snacks business for net proceeds of $139.0 million, subject to final working capital adjustments.

On December 11, 2019, subsequent to the end of the second quarter of fiscal 2020, we entered into a definitive agreement to sell our Lender's® bagel business, which is part of our Refrigerated & Frozen segment. On January 2, 2020, we completed the sale of this business for net proceeds of $33.2 million, subject to final working capital adjustments.

We have access to our Revolving Credit Facility, our commercial paper program, and the capital markets. We believe we also have access to additional bank loan facilities, if needed.

We expect to maintain or have access to sufficient liquidity to retire or refinance long-term debt upon maturity, as market conditions warrant, from operating cash flows, our commercial paper program, proceeds from any divestitures and other disposition transactions, access to capital markets, and our Revolving Credit Facility. We have approximately $1.2 billion of debt coming due in the next 12 months. We expect to start prepaying some of this debt in the second half of fiscal 2020 from operating cash flows, and plan to pay the remainder from one or a combination of commercial paper, proceeds from any divestitures, or refinancing.

Cash Flows

During the first half of fiscal 2020, we used $44.6 million of cash, which was the net result of $427.5 million generated from operating activities, $40.2 million used in investing activities, $431.5 million used in financing activities, and a decrease of $0.4 million due to the effects of changes in foreign currency exchange rates.

Cash generated from operating activities of continuing operations totaled $427.5 million in the first half of fiscal 2020, as compared to $250.7 million generated in the first half of fiscal 2019. The increase in operating cash flows for the first half of fiscal 2020 compared to the first half of fiscal 2019 was largely due to the inclusion of the additional operating results from the acquisition of Pinnacle. This was partially offset by increased interest and tax payments, and the comparative impact of cash proceeds of $47.5 million received upon the settlement of interest rate swaps in the first half of fiscal 2019. Increased seasonal inventory builds in the first half of 2020 reflect incremental amounts resulting from the Pinnacle acquisition and the launch of new innovation items. This was offset by a corresponding increase in accounts payable, including the effects of extended payment terms with certain large suppliers.

Cash used in investing activities totaled $40.2 million and $5.20 billion in the first half of fiscal 2020 and 2019, respectively.  Investing activities in the first half of fiscal 2020 consisted primarily of capital expenditures totaling $183.7 million and the net proceeds from the sale of our DSD Snacks business totaling $139.0 million. Investing activities in the first half of fiscal 2019 consisted mainly of the purchase of Pinnacle for $5.12 billion, net of cash acquired, capital expenditures totaling $133.3 million, and the proceeds from the sale of our Del Monte® processed fruit and vegetable business in Canada totaling $32.2 million.

Cash used in financing activities totaled $431.5 million in the first half of fiscal 2020, compared to cash provided by financing activities of $5.26 billion in the first half of fiscal 2019. Financing activities in the first half of fiscal 2020 consisted principally of the repayment of long-term debt totaling $210.9 million and cash dividends paid of $206.7 million. In the first half of fiscal 2019, in connection with the Pinnacle acquisition, we issued long-term debt that generated $8.31 billion in gross proceeds and issued common stock for net proceeds of $555.9 million. This was reduced by debt issuance costs and bridge financing fees totaling $87.0 million. We repaid $3.06 billion of long-term debt, reduced our short-term borrowings under our commercial paper program by $277.4 million, and paid cash dividends of $166.3 million.

The Company had cash and cash equivalents of $192.0 million at November 24, 2019 and $236.6 million at May 26, 2019, of which $32.0 million at November 24, 2019 and $144.8 million at May 26, 2019 was held in foreign countries. We believe that our foreign subsidiaries have invested or will invest any undistributed earnings indefinitely, or that any undistributed earnings will be remitted in a tax-neutral transaction, and, therefore, do not provide deferred taxes on the cumulative undistributed earnings of our foreign subsidiaries.

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

OBLIGATIONS AND COMMITMENTS

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt, notes payable, finance lease obligations, and operating lease obligations were recognized as liabilities in the Condensed Consolidated Balance Sheets contained in this report as of November 24, 2019.

A summary of our contractual obligations as of November 24, 2019 was as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$10,356.6	$1,151.7	$1,745.9	$1,937.0	$5,522.0
Finance lease obligations	155.9	20.3	38.8	27.6	69.2
Operating lease obligations	324.3	55.3	86.7	55.9	126.4
Purchase obligations and other contracts[1]	1,319.8	1,175.7	88.3	16.9	38.9
Notes payable	0.5	0.5	—	—	—
Total	$12,157.1	$2,403.5	$1,959.7	$2,037.4	$5,756.5

1Amount includes open purchase orders and agreements, some of which are not legally binding and/or may be cancellable. Such agreements are generally settleable in the ordinary course of business in less than one year. Purchase obligations and other contracts, which totaled $1.29 billion as of November 24, 2019, were not recognized as liabilities in the Condensed Consolidated Balance Sheets contained in this report, in accordance with generally accepted accounting principles.

We are also contractually obligated to pay interest on our long-term debt and finance lease obligations. The weighted average coupon interest rate of the long-term debt obligations outstanding as of November 24, 2019, was approximately 4.7%.

The operating lease obligations noted in the table above have not been reduced by non-cancellable sublease rentals of $5.0 million.

As of May 26, 2019, we had aggregate unfunded pension and postretirement obligations totaling $131.7 million and $87.8 million, respectively. These amounts are not included in the table above as the unfunded obligations are remeasured each fiscal year, thereby resulting in our inability to accurately predict the ultimate amount and timing of any future required contributions to such plans. Based on current statutory requirements, we are not obligated to fund any amount to our qualified pension plans during the next twelve months. We estimate that we will make payments of approximately $14.2 million and $10.8 million over the next twelve months to fund our pension and postretirement plans, respectively. See Note 14, Pension and Postretirement Benefits, to the Condensed Consolidated Financial Statements contained in this report and Note 19, Pension and Postretirement Benefits, to the Consolidated Financial Statements and Critical Accounting Estimates - Employment Related Benefits contained in the Company’s Annual Report on Form 10-K for the year ended May 26, 2019 for further discussion of our pension obligations and factors that could affect estimates of this liability.

As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, such commercial commitments are not recognized as liabilities in our Condensed Consolidated Balance Sheets. As of November 24, 2019, we had other commercial commitments totaling $14.8 million, of which $5.1 million expire in less than one year and $9.7 million expire in one to three years.

In addition to the other commercial commitments mentioned above, as of November 24, 2019, we had $57.1 million of standby letters of credit issued on our behalf. These standby letters of credit are primarily related to our self-insured workers compensation programs and are not reflected in the Condensed Consolidated Balance Sheets contained in this report.

In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases resulting from the divestiture of the JM Swank business completed in the first quarter of fiscal 2017. As of November 24, 2019, the remaining terms of these arrangements did not exceed four years and the maximum amount of future payments we have guaranteed was $0.9 million. In addition, we guarantee a certain lease resulting from an exited facility. As of November 24, 2019, the remaining term of this arrangement did not exceed seven years and the maximum amount of future payments we have guaranteed was $17.8 million.

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

The obligations and commitments disclosed above do not include any reserves for uncertainties in income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at November 24, 2019 was $36.8 million. The net amount of unrecognized tax benefits at November 24, 2019, that, if recognized, would impact our effective tax rate was $31.0 million. Recognition of these tax benefits would have a favorable impact on our effective tax rate.

CRITICAL ACCOUNTING ESTIMATES

A discussion of our critical accounting estimates can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended May 26, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks affecting us are exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.

Other than the changes noted below, there have been no material changes in our market risk during the twenty-six weeks ended November 24, 2019. For additional information, refer to the "Quantitative and Qualitative Disclosures about Market Risk" section in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 26, 2019.

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

The carrying amount of long-term debt (including current installments) was $10.47 billion as of November 24, 2019. Based on current market rates, the fair value of this debt at November 24, 2019 was estimated at $11.61 billion. As of November 24, 2019, a 1% increase in the interest rates would decrease the fair value of our fixed rate debt by approximately $679.7 million, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $777.2 million.

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

Value-at-Risk (VaR)

We employ various tools to monitor our derivative risk, including value-at-risk ("VaR") models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95% confidence level. Accordingly, in any given one-day time period, losses greater than the amounts included in the table below are expected to occur only 5% of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, and foreign exchange positions during the twenty-six weeks ended November 24, 2019 and November 25, 2018.

	Fair Value Impact
In Millions	Average During Twenty-six Weeks Ended November 24, 2019	Average During Twenty-six Weeks Ended November 25, 2018
Energy commodities	$0.5	$0.1
Agriculture commodities	0.8	0.5
Other commodities	0.2	—
Foreign exchange	0.6	0.7

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of November 24, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective.

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

Part II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to a number of putative class action lawsuits challenging various product claims made in the Company's product labeling. These matters include Briseno v. ConAgra Foods, Inc. in which it is alleged that the labeling for Wesson® oils as 100% natural is false and misleading because the oils contain genetically modified plants and organisms. In February 2015, the U.S. District Court for the Central District of California granted class certification to permit plaintiffs to pursue state law claims. The Company appealed to the United States Court of Appeals for the Ninth Circuit, which affirmed class certification in January 2017. The Supreme Court of the United States declined to review the decision and the case was remanded to the trial court for further proceedings. On April 4, 2019, the trial court granted preliminary approval of a settlement in this matter. In the second quarter of fiscal 2020, a single objecting class member has appealed the court's decision approving the settlement to the United States Court of Appeals for the Ninth Circuit.

The Company, its directors, and several of its executive officers are defendants in several class actions alleging violations of federal securities laws. The lawsuits assert that the Company's officers made material misstatements and omissions that caused the market to have an unrealistically positive assessment of the Company's financial prospects in light of the acquisition of Pinnacle, thus causing the Company's securities to be overvalued prior to the release of the Company's consolidated financial results on December 20, 2018 for the second quarter of fiscal year 2019. The first of these lawsuits, captioned West Palm Beach Firefighters' Pension Fund v. Conagra Brands, Inc., et al., with which subsequent lawsuits alleging similar facts have been consolidated, was filed on February 22, 2019 in the U.S. District Court for the Northern District of Illinois. In addition, on May 9, 2019, a shareholder filed a derivative action on behalf of the Company against the Company's directors captioned Klein v. Arora, et al. in the U.S. District Court for the Northern District of Illinois asserting harm to the Company due to alleged breaches of fiduciary duty and mismanagement in connection with the Pinnacle acquisition. On July 9, 2019 and September 20, 2019, the Company received two separate demands from stockholders under Delaware law to inspect the Company's books and records related to the Board of Directors' review of the Pinnacle business, acquisition, and the Company's public statements related to them. On July 22, 2019 and August 6, 2019, respectively, two additional shareholder derivative lawsuits captioned Opperman v. Connolly, et al. and Dahl v. Connolly, et al. were filed in the U.S. District Court for the Northern District of Illinois asserting similar facts and claims as the Klein v. Arora, et al. matter. On October 21, 2019, the Company received an additional demand from a stockholder under Delaware law to appoint a special committee to investigate the conduct of certain officers and directors in connection with the Pinnacle acquisition and the Company's public statements. We have put the Company’s insurance carriers on notice of each of these securities and shareholder matters. While we cannot predict with certainty the results of these or any other legal proceedings, we do not expect these matters to have a material adverse effect on our financial condition, results of operations, or business.

For additional information on legal proceedings, please refer to Part I, Item 3 "Legal Proceedings" and Note 17, "Contingencies" to the financial statements, in each case contained in our Annual Report on Form 10-K for the year ended May 26, 2019, and Note 13, "Contingencies" to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

A discussion of our risk factors can be found in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended May 26, 2019, and our other filings with the SEC. During the second quarter of fiscal 2020, there were no material changes to our previously disclosed risk factors.

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

3.2	Amended and Restated Bylaws of Conagra Brands, Inc., incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2019

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32	Section 906 Certificates

101

The following materials from Conagra Brands' Quarterly Report on Form 10-Q for the quarter ended November 24, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

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

Dated this 2nd day of January, 2020.