Form 10-K
period 2020-05-31
CONAGRA BRANDS INC.
filed 2020-07-24
CIK 23217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑

The aggregate market value of the voting common stock of Conagra Brands, Inc. held by non-affiliates on November 22, 2019 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $13,986,160,847 based upon the closing sale price on the New York Stock Exchange on such date.

At June 28, 2020, 487,243,684 common shares were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement for the Registrant's 2020 Annual Meeting of Stockholders (the "2020 Proxy Statement") are incorporated by reference into Part III.

PART I

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results, performance, or achievements could differ materially from those projected in the forward-looking statements as a result of a number of risks, uncertainties, and other factors. For a discussion of important factors that could cause our results, performance, or achievements to differ materially from any future results, performance, or achievements expressed or implied by our forward-looking statements, please refer to Item 1A, Risk Factors and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations below.

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

We began as a Midwestern flour-milling company and entered other commodity-based businesses throughout our history. We were initially incorporated as a Nebraska corporation in 1919 and reincorporated as a Delaware corporation in 1976. Over time, we transformed into the branded, pure-play consumer packaged goods food company we are today. Growing our food businesses has also been fueled by innovation, organic growth of our brands, and expansion into adjacent categories, including through acquisitions. We are focused on delivering sustainable, profitable growth with strong and improving returns on our invested capital.

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

Unconsolidated Equity Investments

We have two unconsolidated equity investments. Our most significant equity method investment is Ardent Mills, a milling business.

Acquisitions

On October 26, 2018, we completed the acquisition of Pinnacle, a branded packaged foods company specializing in shelf-stable and frozen foods. As a result of the acquisition, Pinnacle became a wholly-owned subsidiary of the Company. Pursuant to the Agreement and Plan of Merger, dated as of June 26, 2018 (the "Merger Agreement"), among Conagra Brands, Pinnacle, and Patriot Merger Sub Inc., a wholly-owned subsidiary of Conagra Brands that ceased to exist at the effective time of the merger, each share of Pinnacle common stock issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive (i) $43.11 per share in cash and (ii) 0.6494 shares of common stock, par value $5.00 per share, of the Company ("Company Shares") (together, the "Merger Consideration"), with cash payable in lieu of fractional shares of Company Shares. The total amount of consideration paid in connection with the acquisition was approximately $8.03 billion and consisted of: (1) cash of $5.17 billion ($5.12 billion, net of cash acquired); (2) 77.5 million Company Shares, with an approximate value of $2.82 billion, issued out of the Company's treasury to former holders of Pinnacle stock; and (3) replacement awards issued to former Pinnacle employees representing the fair value attributable to pre-combination service of $51.1 million. Approximately $7.03 billion of the purchase price was allocated to goodwill and approximately $3.52 billion was allocated to brands, trademarks and other intangibles. Of the total goodwill, $236.7 million is deductible for tax purposes. Amortizable brands, trademarks and other intangibles totaled $668.7 million. Indefinite lived brands, trademarks and other intangibles totaled $2.85 billion. In the first quarter of fiscal 2020, we reorganized our reporting segments to incorporate the Pinnacle operations into our legacy reporting segment in order to better reflect how the business is now being managed. Prior periods have been reclassified to conform to the revised segment presentation and the results of the Pinnacle business are now included in each of our reporting segments outlined above.

In February 2018, we acquired the Sandwich Bros. of Wisconsin® business, maker of frozen breakfast and entree flatbread pocket sandwiches. This business is included in the Refrigerated & Frozen segment.

In October 2017, we acquired Angie's Artisan Treats, LLC, maker of Angie's® BOOMCHICKAPOP® ready-to-eat popcorn.  This business is primarily included in the Grocery & Snacks segment.

Divestitures

During the third quarter of fiscal 2020, we completed the sale of our Lender's® bagel business for net proceeds of $33.2 million, subject to final working capital adjustments. The results of operations of the divested Lender's® bagel business were primarily included in our Refrigerated & Frozen segment, and to a lesser extent within our Foodservice segment, for the periods preceding the completion of the transaction. The assets and liabilities of this business have been reclassified as assets and liabilities held for sale within our Consolidated Balance Sheets for all periods presented prior to the divestiture.

During the second quarter of fiscal 2020, we completed the sale of our Direct Store Delivery ("DSD") snacks business for net proceeds of $137.5 million, including working capital adjustments. The results of operations of the divested DSD snacks business were included in our Grocery & Snacks segment for the periods preceding the completion of the transaction. The assets and liabilities of this business have been reclassified as assets and liabilities held for sale within our Consolidated Balance Sheets for all periods presented prior to the divestiture.

During the fourth quarter of fiscal 2019, we completed the sale of our Italian-based frozen pasta business, Gelit, for proceeds net of cash divested of $80.1 million, including final working capital adjustments. The results of operations of this divested business were primarily included in our Refrigerated & Frozen segment for the periods preceding the completion of the transaction.

During the fourth quarter of fiscal 2019, we completed the sale of our Wesson® oil business for net proceeds of $168.3 million, including final working capital adjustments. The results of operations of the divested Wesson® oil business were primarily included in our Grocery & Snacks segment, and to a lesser extent within the Foodservice and International segments, for the periods preceding the completion of the transaction.

During the first quarter of fiscal 2019, we completed the sale of our Del Monte® processed fruit and vegetable business in Canada for combined proceeds of $32.2 million. The results of operations of the divested Del Monte® business were included in our International segment for the periods preceding the completion of the transaction.

General

The following comments pertain to all of our reporting segments.

Conagra Brands is a branded consumer packaged goods food company that operates in many sectors of the food industry, with a significant focus on the sale of branded, private branded, and value-added consumer food, as well as foodservice items and ingredients. We use many different raw materials, the bulk of which are commodities. The prices paid for raw materials used in making our food generally reflect factors such as weather, commodity market fluctuations, currency fluctuations, tariffs, and the effects of governmental agricultural programs. Although the prices of raw materials can be expected to fluctuate as a result of these factors, we believe such raw materials to be in adequate supply and generally available from numerous sources. From time to time, we have faced increased costs for many of our significant raw materials, packaging, and energy inputs. We seek to mitigate higher input costs through productivity and pricing initiatives and the use of derivative instruments to economically hedge a portion of forecasted future consumption.

We experience intense competition for sales of our food items in our major markets. Our food items compete with widely advertised, well-known, branded food, as well as private branded and customized food items. Some of our competitors are larger and have greater resources than we have. We compete primarily on the basis of quality, value, customer service, brand recognition, and brand loyalty.

Demand for certain of our food items may be influenced by holidays, changes in seasons, or other annual events. For example, sales of frozen foods tend to be marginally higher during the winter months, seafood sales are highest during Lent, in advance of the Easter holiday, and production of certain of our products occurs seasonally, during or immediately following the purchase of agricultural crops.

We manufacture, primarily for stock and fill, our customer orders from finished goods inventories. While at any given time there may be some backlog of orders, such backlog is not material in respect to annual net sales, and the changes of backlog orders from time to time are not significant.

Our intellectual property rights, including our trademarks, licensing agreements, trade secrets, patents, and copyrights are of material importance to our business and we attempt to protect such rights by pursuing remedies available to us under trademark, copyright, trade secret, and patent laws, as well as entering into licensing, third-party nondisclosure and assignment agreements and policing of third-party misuses of our intellectual property. Some of our food items are sold under brands that have been licensed from others, including P.F. Chang’s®, Bertolli®, and Libby’s® trademarks. We also own certain intellectual property rights that are licensed to third parties, such as the Alexia® trademark. While many of these licensing arrangements are perpetual in nature, others must be periodically renegotiated or renewed pursuant to the terms of such licensing arrangement. We also actively develop and maintain a portfolio of patents, although no single patent is considered material to the business as a whole. We have proprietary trade secrets, technology, know-how, processes, and other intellectual property rights that are not registered.

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

Our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 26% of consolidated net sales for fiscal 2020 and 24% of consolidated net sales for each of fiscal 2019 and 2018.

As of May 31, 2020, Conagra Brands and its subsidiaries had approximately 16,500 employees, primarily in the United States. Approximately 52% of our employees are parties to collective bargaining agreements. Of the employees subject to collective bargaining agreements, approximately 5% are parties to collective bargaining agreements scheduled to expire during fiscal 2021. We believe our relationships with employees and their representative organizations are good.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The names, ages, and positions of our executive officers as of July 24, 2020 are listed below:

Name	Title & Capacity	Age	Year First Appointed an Executive Officer
Sean M. Connolly	President and Chief Executive Officer	54	2015
David S. Marberger	Executive Vice President and Chief Financial Officer	55	2016
Colleen R. Batcheler	Executive Vice President, General Counsel and Corporate Secretary	46	2008
David B. Biegger	Executive Vice President, Chief Supply Chain Officer	61	2015
Charisse Brock	Executive Vice President, Chief Human Resources Officer	58	2015
Thomas M. McGough	Executive Vice President and Co-Chief Operating Officer	55	2013
Darren C. Serrao	Executive Vice President and Co-Chief Operating Officer	54	2015
Robert G. Wise	Senior Vice President, Corporate Controller	52	2012

Sean M. Connolly has served as our President and Chief Executive Officer and a member of the Board of Directors since April 6, 2015.  Prior to that, he served as President and Chief Executive Officer and a director of The Hillshire Brands Company (a branded food products company) from June 2012 to August 2014, Executive Vice President of Sara Lee Corporation (the predecessor to Hillshire), and Chief Executive Officer, Sara Lee North American Retail and Foodservice, from January 2012 to June 2012. Prior to joining Hillshire, Mr. Connolly served as President of Campbell North America, the largest division of Campbell Soup Company (a branded food products company), from October 2010 to December 2011, President, Campbell USA from 2008 to 2010, and President, North American Foodservice for Campbell from 2007 to 2008. Before joining Campbell in 2002, he served in various marketing and brand management roles at The Procter & Gamble Company (a consumer packaged goods company).

David S. Marberger has served as Executive Vice President and Chief Financial Officer since August 2016. Prior to joining Conagra Brands, he served as Chief Financial Officer of Prestige Brands Holdings, Inc. (a provider of over-the-counter healthcare products) from October 2015 until July 2016. Prior to that, Mr. Marberger served as the Senior Vice President and Chief Financial Officer of Godiva Chocolatier, Inc. (a global manufacturer and supplier of premium chocolates) from 2008 until October 2015. Prior to that, Mr. Marberger served Tasty Baking Company (a manufacturer and supplier of baked goods) as Executive Vice President and Chief Financial Officer from 2006 to 2008 and as Senior Vice President and Chief Financial Officer from 2003 to 2006. From 1993 until 2003, he served in various roles at Campbell Soup Company (a branded food products company), where he last held the position of Vice President, Finance, Food and Beverage Division.

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

David B. Biegger has served as Executive Vice President and Chief Supply Chain Officer since October 2015. Prior to joining Conagra Brands, Mr. Biegger spent nearly 11 years at the Campbell Soup Company (a branded food products company), where he served as Senior Vice President, Global Supply Chain from February 2014 until October 2015 and was responsible for the global supply chain of that company, including manufacturing, quality, safety, engineering, procurement, logistics, environmental sustainability, and customer service. Prior to joining Campbell Soup Company, he spent 24 years in supply chain roles at The Procter & Gamble Company (a consumer packaged goods company).

Charisse Brock has served as Executive Vice President and Chief Human Resources Officer since November 2015 and as Senior Vice President and Interim Chief Human Resources Officer from August 2015 until November 2015. Prior to serving in these roles, Ms. Brock served as Vice President of Human Resources for the Consumer Foods segment of Conagra Brands from September 2010 until August 2015. Ms. Brock joined Conagra Brands in 2004 as Director of Human Resources, supporting the Refrigerated Foods Group. Prior to joining Conagra Brands, she served for 15 years at The Quaker Oats Company (a branded food products company) (which was acquired by PepsiCo during her tenure) in its Consumer Foods Division.

Thomas M. McGough has served as Executive Vice President and Co-Chief Operating Officer since October 2018. Prior to that, he served as the Company's President, Operating Segments from May 2017 until October 2018 and as the Company's President of Consumer Foods from May 2013 until May 2017. Mr. McGough also served as President, Grocery Products from 2011 until May 2013 and as Vice President in the Company's Consumer Foods organization from 2007 to 2011. Prior to joining the Company, Mr. McGough served in various roles at H.J. Heinz (a food processing company), where he began his career in 1990.

Darren C. Serrao has served as Executive Vice President and Co-Chief Operating Officer since October 2018. Prior to that, he served as Executive Vice President, Chief Growth Officer from August 2015 to October 2018. Prior to joining the Company, Mr. Serrao served as Senior Vice President, Chief Marketing and Commercial Officer at Campbell Soup Company (a branded food products company) from February 2015 until August 2015 and as Senior Vice President of Innovation and Business Development for Campbell North America from July 2011 until February 2015. Mr. Serrao has also held several profit and loss and marketing positions during his career, including roles with PepsiCo and Unilever.

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

Foreign Operations

Foreign operations information is set forth in Note 20 "Business Segments and Related Information" to the consolidated financial statements contained in this report.

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

Risks Relating to our Business

The COVID-19 pandemic could have an adverse impact on our business, financial condition and results of operations.

In December 2019, there was an outbreak of a novel strain of coronavirus (COVID-19) in China that has since spread to nearly all regions of the world. The outbreak was subsequently declared a pandemic by the World Health Organization in March 2020. To date, the COVID-19 outbreak and preventative measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas and significant disruption in the financial markets both globally and in the United States.

In response to the COVID-19 pandemic and related mitigation measures, we created an internal COVID-19 pandemic team in order to review and assess the evolving COVID-19 pandemic and began implementing changes in our business in March 2020 to protect our employees and customers, and to support appropriate health and safety protocols. For example, we installed physical barriers between employees in production facilities, implemented extensive cleaning and sanitation processes for both production and office spaces, and implemented broad work-from-home initiatives for office personnel. While all of these measures have been necessary and appropriate, they have resulted in additional costs, which we expect will continue in fiscal 2021 as we work to address employee safety.

Although we have experienced some challenges in connection with the COVID-19 pandemic, including temporary closings of production facilities and reduced demand for certain of our products, at this time, we have not experienced a net negative impact on our liquidity or results of operations. While we generally expect demand levels for our products to return to historical norms as we progress through fiscal 2021, we are unable to predict the ultimate impact of the COVID-19 outbreak, including the nature and timing of when such demand normalization may occur. The continued spread of COVID-19 could negatively impact our business, financial condition and results of operations in a number of ways in the future, including but not limited to:

•	further shutdowns or slowdowns of one or more of our production facilities;
•

disruptions in our supply chain and our ability to obtain ingredients, packaging and other sourced materials due to labor shortages, governmental restrictions or the failure of our suppliers, distributors or manufacturers to meet their obligations to us;

•	strains on our supply chain due to increased consumer demand for certain of our products as a result of increased at-home consumption;
•	increases in raw material and commodity costs;
•	the inability of a significant portion of our workforce, including our management team, to work as a result of illness or government restrictions;
•	shifts and volatility in consumer spending and purchasing behaviors due to the economic downturn;
•	decreased consumer traffic in away-from-home food outlets; and
•	reduced availability of credit or financing upon acceptable terms or at all.

The situation surrounding the COVID-19 pandemic remains fluid, and given its inherent uncertainty, we expect that it could have an adverse impact on our business in the future. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, suppliers, distributors and manufacturers. Should these conditions persist for a prolonged period, the COVID-19 pandemic, including any of the above factors and others that are currently unknown, could have a material adverse effect on our business, financial condition and results of operations. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Item 1A, Risk Factors, any of which could have a material effect on us.

Deterioration of general economic conditions could harm our business and results of operations.

Our business and results of operations may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs (including fuel surcharges), the negative impacts caused by pandemics and public health crises (including the COVID-19 pandemic), and the effects of governmental initiatives to manage economic conditions.

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

•	restrictions on public gatherings or interactions may limit the opportunity for our customers and consumers to purchase our products;
•	decreased demand in the restaurant business (including due to the COVID-19 pandemic), particularly casual and fine dining, may adversely affect our Foodservice operations;
•	volatility in commodity and other input costs could substantially impact our result of operations;
•	volatility in the equity markets or interest rates could substantially impact our pension costs and required pension contributions; and
•

it may become more costly or difficult to obtain debt or equity financing to fund operations or investment opportunities, or to refinance our debt in the future, in each case on terms and within a time period acceptable to us.

Our existing and future debt may limit cash flow available to invest in the ongoing needs of our business and could prevent us from fulfilling our debt obligations.

As of May 31, 2020, we had total debt of approximately $9.75 billion, including approximately $9.44 billion aggregate principal amount of senior notes. Our ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs, and make planned capital expenditures.

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

We utilize derivatives to manage price risk for some of our principal ingredients and energy costs, including grains (wheat, corn, and oats), oils, beef, pork, poultry, and energy. Changes in the values of these derivatives are generally recorded in earnings currently, resulting in volatility in both gross margin and net earnings. These gains and losses are reported in cost of goods sold in our Consolidated Statements of Earnings and in unallocated general corporate expenses in our segment operating results until we utilize the underlying input in our manufacturing process, at which time the gains and losses are reclassified to segment operating profit. We may experience volatile earnings as a result of these accounting treatments.

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

In fiscal 2019, we announced a restructuring and integration plan related to the ongoing integration of Pinnacle for the purpose of achieving significant cost synergies (the "Pinnacle Integration Restructuring Plan"). We expect to incur material charges for exit and disposal activities under U.S. generally accepted accounting principles.

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

Additionally, as a manufacturer and marketer of food products, we are subject to extensive regulation by the U.S. Food and Drug Administration and other federal, state, and local government agencies. The Food, Drug & Cosmetic Act and the Food Safety Modernization Act and their respective regulations govern, among other things, the manufacturing, composition and ingredients, packaging, and safety of food products. Some aspects of these laws use a strict liability standard for imposing sanctions on corporate behavior; meaning that no intent is required to be established. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls, or seizures, as well as criminal sanctions, any of which could have a material adverse effect on our business, financial condition, or results of operations.

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

During fiscal 2020, our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 26% of our consolidated net sales. There can be no assurance that Walmart, Inc. and other significant customers will continue to purchase our products in the same quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing. The loss of a significant customer or a material reduction in sales to a significant customer could materially and adversely affect our product sales, financial condition, and results of operations.

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

Our ability to make, move, and sell our products is critical to our success. Damage or disruption to our supply chain, including third-party manufacturing or transportation and distribution capabilities, due to weather, including any potential effects of climate change, natural disaster, fire or explosion, terrorism, pandemics (such as the coronavirus (COVID-19) pandemic), strikes, government action, or other reasons beyond our control or the control of our suppliers and business partners, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single supplier or location, could adversely affect our business or financial results. In addition, disputes with significant suppliers, including disputes regarding pricing or performance, could adversely affect our ability to supply products to our customers and could materially and adversely affect our product sales, financial condition, and results of operations.

In particular, we are actively monitoring the recent COVID-19 pandemic and its potential impact on our supply chain and our consolidated results of operations. Although our products are manufactured in North America and we source the significant majority of our ingredients and raw materials from North America, due to restrictions resulting from the pandemic, global supply may become constrained, which may cause the price of certain ingredients and raw materials used in our products to increase and/or we may experience disruptions to our operations.

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

Our business operations could be disrupted if our information technology systems fail to perform adequately.

We rely on information technology networks and systems, including the Internet, to process, transmit, and store information, to manage and support a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. Our information technology systems, some of which are dependent on services provided by third parties, may be vulnerable to damage, interruption, or shutdown due to any number of causes outside of our control such as catastrophic events, natural disasters, fires, power outages, systems failures, telecommunications failures, employee error or malfeasance, security breaches, computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, hacking, and other cyberattacks. While we have experienced threats to our data and systems, to date, we are not aware that we have experienced a material breach. However, over time, and particularly recently, the sophistication of these threats continues to increase. Sophisticated cybersecurity threats pose a potential risk to the security and viability of our information technology systems, as well as the confidentiality, integrity, and availability of the data stored on those systems, including cloud-based platforms. In addition, new technology that could result in greater operational efficiency may further expose our computer systems to the risk of cyber-attacks. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and associated automated and manual control processes, we could be subject to billing and collection errors, business disruptions, or damage resulting from security breaches. If any of our significant information technology systems suffer severe damage, disruption, or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results. In addition, there is a risk of business interruption, violation of data privacy laws and regulations, litigation, and reputational damage from leakage of confidential information. Any interruption of our information technology systems could have operational, reputational, legal, and financial impacts that may have a material adverse effect on our business.

Additionally, we regularly move data across national borders to conduct our operations and, consequently, are subject to a variety of laws and regulations in the United States and other jurisdictions regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data, including the European Union General Data Protection Regulation. Our efforts to comply with privacy and data protection laws may impose significant costs and challenges that are likely to increase over time.

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

As of May 31, 2020, we had goodwill of $11.44 billion and other intangibles of $4.32 billion. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of other intangibles represents the fair value of trademarks, customer relationships, and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as the inability to quickly replace lost co-manufacturing business, increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry EBITDA (earnings before interest, taxes, depreciation and amortization) multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.), or the bankruptcy of a significant customer and could result in the incurrence of impairment charges and negatively impact our net worth.

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

Our sales and cash flows are affected by seasonal cyclicality. Sales of frozen foods, including frozen vegetables and frozen complete bagged meals, tend to be marginally higher during the winter months. Seafood sales peak during Lent, in advance of the Easter holiday. Since many of the raw materials we process are agricultural crops, production of these products is predominantly seasonal, occurring during and immediately following the purchase of such crops. For these reasons, sequential quarterly comparisons are not a good indication of our performance or how we may perform in the future. If we are unable to obtain access to working capital or if seasonal fluctuations are greater than anticipated, there could be a material adverse effect on our financial condition, results of operations, or cash flows.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters are located in Chicago, Illinois. Other general offices, shared service centers, and product development facilities are located in Nebraska and the District of Columbia. We also lease a limited number of domestic sales offices. International general offices are located in Canada, China, Mexico, Panama, and the Philippines.

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

As of July 24, 2020, we had forty-one domestic manufacturing facilities located in Arkansas, California, Colorado, Illinois, Indiana, Iowa, Kentucky, Maryland, Michigan, Minnesota, Missouri, Nebraska, Nevada, Ohio, Pennsylvania, Tennessee, Washington, and Wisconsin. We also have international manufacturing facilities in Canada and Mexico, and interests in ownership of international manufacturing facilities in India, Bangladesh, Sri Lanka, and Mexico.

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

We have accrued $11.5 million and $63.1 million, within other accrued liabilities and other noncurrent liabilities, respectively, for this matter as of May 31, 2020. The extent of insurance coverage is uncertain, and the Company's carriers are on notice; however, any possible insurance recovery has not been considered for purposes of determining our liability. We cannot assure that the final resolution of the lead paint and pigment matters will not have a material adverse effect on our financial condition, results of operations, or liquidity.

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

Environmental Matters

We are a party to certain environmental proceedings relating to our acquisition of Beatrice in fiscal 1991. Such proceedings include proceedings related to businesses divested by Beatrice prior to our acquisition of Beatrice. The current environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's possible status as a potentially responsible party at approximately 40 Superfund, proposed Superfund, or state-equivalent sites (the "Beatrice sites"). These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, polycholorinated biphenyls, acids, lead, sulfur, tannery wastes, and/or other contaminants. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $57.7 million as of May 31, 2020, a majority of which relates to the Superfund and state-equivalent sites referenced above. During the third quarter of fiscal 2017, a final Remedial Investigation/Feasibility Study was submitted for the Southwest Properties portion ("Operating Unit 4") of the Wells G&H Superfund site, which is one of the Beatrice sites. The U.S. Environmental Protection Agency ("EPA") issued a Record of Decision ("ROD") for the Southwest Properties portion of the site on September 29, 2017 and has entered into negotiations with potentially responsible parties to determine final responsibility for implementing the ROD. Additionally, in conjunction with the conclusion of the fifth Five-Year Review period for Operating Unit 1 of the Wells G&H site, which spanned from October 1, 2014 to September 30, 2019, we are negotiating with the EPA to allow us to begin testing different environmental remediation methods to improve the efficiency and effectiveness of our current cleanup efforts affecting both Operating Units 1 and 2. As a result, in the second quarter of fiscal 2020, we increased our environmental reserves by $6.6 million associated with these expected cleanup efforts.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange, where it trades under the ticker symbol: CAG. At June 28, 2020, there were approximately 15,508 shareholders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No shares of common stock were purchased during the fourth quarter of fiscal 2020.

ITEM 6. SELECTED FINANCIAL DATA

For the Fiscal Years Ended May	2020	2019	2018	2017	2016
Dollars in millions, except per share amounts
Net sales (1)	$11,054.4	$9,538.4	$7,938.3	$7,826.9	$8,664.1
Income from continuing operations (1)	$841.8	$680.3	$797.5	$546.0	$128.5
Net income (loss) attributable to Conagra Brands, Inc. (2)	$840.1	$678.3	$808.4	$639.3	$(677.0)
Basic earnings per share:
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders (1)	$1.72	$1.53	$1.97	$1.26	$0.29
Net income (loss) attributable to Conagra Brands, Inc. common stockholders (2)	$1.72	$1.53	$2.00	$1.48	$(1.57)
Diluted earnings per share:
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders (1)	$1.72	$1.53	$1.95	$1.25	$0.29
Net income (loss) attributable to Conagra Brands, Inc. common stockholders (2)	$1.72	$1.52	$1.98	$1.46	$(1.56)
Cash dividends declared per share of common stock	$0.85	$0.85	$0.85	$0.90	$1.00
At Year-End
Total assets	$22,304.0	$22,213.8	$10,389.5	$10,096.3	$13,390.6
Senior long-term debt (noncurrent) (1)	$8,900.8	$10,459.8	$3,035.6	$2,573.3	$4,685.5
Subordinated long-term debt (noncurrent)	$—	$195.9	$195.9	$195.9	$195.9

(1)	Amounts exclude the impact of discontinued operations of the ConAgra Mills operations, the Private Brands operations, and the Lamb Weston operations.
(2)	Amounts include aggregate pre-tax goodwill and certain long-lived asset impairment charges in discontinued operations of $1.92 billion for fiscal 2016.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a summary of significant factors relevant to our financial performance and condition. The discussion and analysis should be read together with our consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data. Results for the fiscal year ended May 31, 2020 are not necessarily indicative of results that may be attained in the future.

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

Readers of this report should understand that these forward-looking statements are not guarantees of performance or results. Forward-looking statements provide our current expectations and beliefs concerning future events and are subject to risks, uncertainties, and factors relating to our business and operations, all of which are difficult to predict and could cause our actual results to differ materially from the expectations expressed in or implied by such forward-looking statements. These risks, uncertainties, and factors include, among other things: the risk that the cost savings and any other synergies from the acquisition of Pinnacle Foods Inc. (the "Pinnacle acquisition") may not be fully realized or may take longer to realize than expected; the risk that the Pinnacle acquisition may not be accretive within the expected timeframe or to the extent anticipated; the risks that the Pinnacle acquisition and related integration will create disruption to the Company and its management and impede the achievement of business plans; the risk that the Pinnacle acquisition will negatively impact the ability to retain and hire key personnel and maintain relationships with customers, suppliers, and other third parties; risks related to our ability to successfully address Pinnacle's business challenges; risks related to our ability to achieve the intended benefits of other recent acquisitions and divestitures; risks associated with general economic and industry conditions; risks associated with our ability to successfully execute our long-term value creation strategies, including those in place for specific brands at Pinnacle before the Pinnacle acquisition; risks related to our ability to deleverage on currently anticipated timelines, and to continue to access capital on acceptable terms or at all; risks related to our ability to execute operating and restructuring plans and achieve targeted operating efficiencies from cost-saving initiatives, related to the Pinnacle acquisition and otherwise, and to benefit from trade optimization programs, related to the Pinnacle acquisition and otherwise; risks related to the effectiveness of our hedging activities and ability to respond to volatility in commodities; risks related to the Company's competitive environment and related market conditions; risks related to our ability to respond to changing consumer preferences and the success of its innovation and marketing investments; risks related to the ultimate impact of any product recalls and litigation, including litigation related to the lead paint and pigment matters, as well as any securities litigation, including securities class action lawsuits; risk associated with actions of governments and regulatory bodies that affect our businesses, including the ultimate impact of new or revised regulations or interpretations; risks related to the impact of the recent coronavirus (COVID-19) pandemic on our business, suppliers, consumers, customers and employees; risks related to the availability and prices of raw materials, including any negative effects caused by inflation, weather conditions, or health pandemics; disruptions or inefficiencies in our supply chain and/or operations, including from the recent COVID-19 pandemic; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges, related to the Pinnacle acquisition or otherwise; the costs, disruption, and diversion of management's attention due to the integration of the Pinnacle acquisition; and other risks described in our reports filed from time to time with the Securities and Exchange Commission (the "SEC"). We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility to update these statements, except as required by law.

The discussion that follows should be read together with the consolidated financial statements and related notes contained in this report. Results for fiscal 2020 are not necessarily indicative of results that may be attained in the future.

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

Fiscal 2020 Results

Fiscal 2020 performance compared to fiscal 2019 reflected an increase in net sales, including the impact of recent acquisitions, with organic (excludes the impacts of foreign exchange, divested businesses and acquisitions, including the Pinnacle acquisition (until the anniversary date of the acquisitions), as well as the impact of the 53rd week of our fiscal year) increases in all of our operating segments with the exception of our Foodservice segment, in each case compared to fiscal 2019. Organic net sales for our retail segments (inclusive of Grocery & Snacks, Refrigerated & Frozen, and International) were positively impacted by the increase in at-home food consumption as a result of the COVID-19 pandemic, with sales declines in our Foodservice segment due to lower traffic in away-from-home food outlets.

Overall gross margin increased with the addition of Pinnacle's gross profit, organic net sales growth, supply chain realized productivity, cost synergies, and the inclusion of the 53rd week of our fiscal year. These benefits were partially offset by higher input and transportation costs, lost profits due to divested businesses, pandemic-related costs, and the impact of foreign exchange rates. Overall segment operating profit increased in all of our operating segments with the exception of our Foodservice segment. Corporate expenses decreased due to items impacting comparability, as discussed below. We experienced a slight decrease in equity method investment earnings, a decrease in income tax expense, and an increase in interest expense, in each case compared to fiscal 2019.

Diluted earnings per share in fiscal 2020 were $1.72. Diluted earnings per share in fiscal 2019 were $1.52, including earnings of $1.53 per diluted share from continuing operations and a loss of $0.01 per diluted share from discontinued operations. Diluted earnings per share were affected by higher net income, partially offset by an increase in the number of shares as well as several significant items affecting the comparability of year-over-year results of continuing operations (see "Items Impacting Comparability" below).

Items Impacting Comparability

Items of note impacting comparability of results from continuing operations for fiscal 2020 included the following:

•	charges totaling $165.5 million ($127.0 million after-tax) related to the impairment of intangible assets,

•	charges totaling $139.5 million ($106.8 million after-tax) in connection with our restructuring plans,
•	charges totaling $59.0 million ($55.0 million after-tax) related to the impairment of businesses held for sale,
•	an income tax benefit of $51.2 million associated primarily related to the reorganization of various legacy Pinnacle legal entities and state tax planning strategies,
•	charges totaling $42.9 million ($32.1 million after-tax) related to pension plan lump-sum settlements and a remeasurement of our hourly and non-qualified pension plan liability,
•	a gain of $11.9 million ($8.9 million after-tax) related to a contract settlement,
•	charges totaling $10.1 million ($7.6 million after-tax) related to legal and environmental matters, and
•	charges totaling $5.3 million ($3.9 million after-tax) associated with costs incurred for acquisitions and divestitures.

Items of note impacting comparability of results from continuing operations for fiscal 2019 included the following:

•	charges totaling $180.8 million ($138.9 million after-tax) in connection with our restructuring plans,
•	charges totaling $118.1 million ($94.8 million after-tax) associated with costs incurred for acquisitions and divestitures,
•	charges totaling $89.6 million ($66.9 million after-tax and net of non-controlling interest) related to the impairment of other intangible assets,
•	gains of $69.4 million ($35.1 million after-tax) from the sales of the Del Monte® Canada business, the Wesson® oil business, and the Gelit pasta business,
•	incremental cost of goods sold of $53.0 million ($39.5 million after-tax) due to the fair value adjustment to inventory resulting from acquisition accounting for the Pinnacle acquisition,
•	a gain of $39.1 million ($29.1 million after-tax) related to legal matters,
•	an income tax benefit of $32.4 million associated with a change in a valuation allowance on a deferred tax asset due to the divestitures of the Wesson® oil business and the Gelit pasta business,
•	a gain of $27.3 million ($27.3 million after-tax) related to the novation of a legacy guarantee,
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

In addition, fiscal 2020 earnings per share benefited by approximately $0.05 as a result of the fiscal year including 53 weeks.

Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions are discussed in the segment review below.

Acquisitions

On October 26, 2018, we completed the Pinnacle acquisition. Pursuant to the Agreement and Plan of Merger, dated as of June 26, 2018 (the "Merger Agreement"), among the Company, Pinnacle, and Patriot Merger Sub Inc., a wholly-owned subsidiary of the Company that ceased to exist at the effective time of the merger, each outstanding share of Pinnacle common stock was converted into the right to receive $43.11 per share in cash and 0.6494 shares of common stock, par value $5.00 per share, of the

Company ("Company Shares") (together, the "Merger Consideration"), with cash payable in lieu of fractional shares of Company Shares. The total amount of consideration paid in connection with the acquisition was approximately $8.03 billion and consisted of: (1) cash of $5.17 billion ($5.12 billion, net of cash acquired); (2) 77.5 million Company Shares, with an approximate value of $2.82 billion, issued out of the Company's treasury to former holders of Pinnacle stock; and (3) replacement awards issued to former Pinnacle employees representing the fair value attributable to pre-combination service of $51.1 million. Approximately $7.03 billion of the purchase price was allocated to goodwill and approximately $3.52 billion was allocated to brands, trademarks and other intangibles. Of the total goodwill, $236.7 million is deductible for tax purposes. Amortizable brands, trademarks and other intangibles totaled $668.7 million. Indefinite lived brands, trademarks and other intangibles totaled $2.85 billion.

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

Divestitures

During the third quarter of fiscal 2020, we completed the sale of our Lender's® bagel business for net proceeds of $33.2 million, subject to final working capital adjustments. The results of operations of the divested Lender’s® bagel business were primarily included in our Refrigerated & Frozen segment, and to a lesser extent within our Foodservice segment for the periods preceding the completion of the transaction. The assets and liabilities of this business have been reclassified as assets and liabilities held for sale within our Consolidated Balance Sheets for all periods presented prior to the divestiture.

During the second quarter of fiscal 2020, we completed the sale of our Direct Store Delivery ("DSD") snacks business, for net proceeds of $137.5 million, including final working capital adjustments. The results of operations of the divested DSD snacks business were included in our Grocery & Snacks segment for the periods preceding the completion of the transaction. The assets and liabilities of this business have been reclassified as assets and liabilities held for sale within our Consolidated Balance Sheets for all periods presented prior to the divestiture.

During the fourth quarter of fiscal 2019, we completed the sale of our Italian-based frozen pasta business, Gelit, for proceeds net of cash divested of $80.1 million, including final working capital adjustments. The results of operations of the divested Gelit business were primarily included in our Refrigerated & Frozen segment for the periods preceding the completion of the transaction.

During the fourth quarter of fiscal 2019, we also completed the sale of our Wesson® oil business for net proceeds of $168.3 million, including final working capital adjustments. The results of operations of the divested Wesson® oil business were primarily included in our Grocery & Snacks segment, and to a lesser extent within the Foodservice and International segments, for the periods preceding the completion of the transaction.

During the first quarter of fiscal 2019, we completed the sale of our Del Monte® processed fruit and vegetable business in Canada for combined proceeds of $32.2 million. The results of operations of the divested Del Monte® business were included in our International segment for the periods preceding the completion of the transaction.

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

Although we remain unable to make good faith estimates relating to the entire Pinnacle Integration Restructuring Plan, we are reporting on actions initiated through the end of fiscal 2020, including the estimated amounts or range of amounts for each major type of cost expected to be incurred, and the charges that have resulted or will result in cash outflows. We have incurred or expect to incur approximately $360.2 million of charges ($277.2 million of cash charges and $83.0 million of non-cash charges) for actions identified to date under the Pinnacle Integration Restructuring Plan. We recognized charges of $73.8 million and $168.2 million in connection with the Pinnacle Integration Restructuring Plan in fiscal 2020 and 2019, respectively. We expect to incur costs related to the Pinnacle Integration Restructuring Plan through fiscal 2022.

In fiscal 2019, management initiated a restructuring plan (the "Conagra Restructuring Plan") for costs in connection with actions taken to improve selling, general and administrative ("SG&A") expense effectiveness and efficiencies and to optimize our supply chain network. Although we remain unable to make good faith estimates relating to the entire Conagra Restructuring Plan, we are reporting on actions initiated through the end of fiscal 2020, including the estimated amounts or range of amounts for each major type of cost expected to be incurred, and the charges that have resulted or will result in cash outflows. As of May 31, 2020, we have approved the incurrence of $131.1 million ($38.2 million of cash charges and $92.9 million of non-cash charges) for several projects associated with the Conagra Restructuring Plan. We have incurred or expect to incur $129.5 million of charges ($40.1 million of cash charges and $89.4 million of non-cash charges) for actions identified to date under the Conagra Restructuring Plan. We recognized charges of $64.4 million and $2.2 million in connection with the Conagra Restructuring Plan in fiscal 2020 and 2019, respectively.

COVID-19

We are closely monitoring the impact of the outbreak of the novel coronavirus (COVID-19) on all aspects of  our business. We experienced significantly higher sales during the fourth quarter of fiscal 2020 for our products in both of our Grocery & Snacks and Refrigerated & Frozen segments due to the COVID-19 pandemic, as consumers increased their at-home consumption. We continue to see increased orders from retail customers in North America subsequent to the end of fiscal 2020 in response to increased consumer demand for food at home and expect that trend to continue for at least a portion of fiscal 2021 as work-from-home arrangements are extended in response to the continued spread of COVID-19. However, the increased consumer demand may reverse in the coming months as consumer purchasing behavior changes as a result of the economic downturn. During the fourth quarter of fiscal 2020, we experienced reduced demand for our foodservice products across all of our major markets as consumer traffic in away-from-home food outlets decreased as a result of the COVID-19 pandemic. We expect this trend to continue for at least a portion of fiscal 2021, which will continue to negatively impact our net sales to customers in our Foodservice segment. While we generally expect retail and foodservice demand levels to return to historical norms as we progress through fiscal 2021, given the inherent uncertainty of the situation surrounding the COVID-19 pandemic, we are unable to predict the nature and timing of when such normalization may occur.

During the fourth quarter of fiscal 2020, our operating margins saw improvement largely due to favorable overhead absorption at our manufacturing facilities, lower advertising and promotion costs, and reduced travel expenses. That benefit was largely offset by several factors including higher transportation and warehousing costs, temporary plant closures, employee safety and sanitation costs, and employee compensation costs, which accounted for an estimated $40 million of incremental costs in the fourth quarter.

We created an internal COVID-19 pandemic team in order to review and assess the evolving COVID-19 pandemic, and to recommend risk mitigation actions for the health and safety of our employees. In order to enhance the safety of our employees during the COVID-19 pandemic, we have implemented various measures, including the installation of physical barriers between employees in production facilities, extensive cleaning and sanitation of both production and office spaces, and implementation of broad work-from-home initiatives for office personnel. While all of these measures have been necessary and appropriate, they have resulted in additional costs, which we expect to continue to incur throughout fiscal 2021 to continue to address employee safety. The implementation of such safety measures has not resulted in any meaningful change to our control environment.

As mentioned above, we have experienced some challenges in connection with the COVID-19 pandemic, including temporary closings of production facilities and reduced demand for certain of our products. Despite these challenges, there has been minimal disruption to our supply chain network to date, including the supply of our ingredients, packaging, or other sourced materials. However, we are continuing to closely monitor the potential impacts of the COVID-19 pandemic, as we cannot predict its ultimate impact on our suppliers, distributors, and manufacturers.

At this time, we have not experienced a net negative impact on our liquidity or results of operations and we believe we have sufficient liquidity to satisfy our cash needs. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, financial condition, and liquidity.

SEGMENT REVIEW

During fiscal 2020, we reorganized our reporting segments to incorporate the Pinnacle business into our legacy reporting segments in order to better reflect how the business is now being managed. We now reflect our results of operations in four reporting segments: Grocery & Snacks, Refrigerated & Frozen, International, and Foodservice. Prior periods have been reclassified to conform to the revised segment presentation.

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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

($ in millions)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Net derivative losses incurred	$(12.9)	$(3.6)	$(0.9)
Less: Net derivative losses allocated to reporting segments	(7.4)	(1.8)	(7.1)
Net derivative gains (losses) recognized in general corporate expenses	$(5.5)	$(1.8)	$6.2
Net derivative gains (losses) allocated to Grocery & Snacks	$(4.7)	$(2.5)	$0.2
Net derivative losses allocated to Refrigerated & Frozen	(2.5)	(1.5)	(0.3)
Net derivative gains (losses) allocated to International	0.1	2.8	(6.9)
Net derivative losses allocated to Foodservice	(0.3)	(0.6)	(0.1)
Net derivative losses included in segment operating profit	$(7.4)	$(1.8)	$(7.1)

As of May 31, 2020, the cumulative amount of net derivative losses from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $4.1 million. This amount reflected net losses of $4.5 million incurred during the fiscal year ended May 31, 2020, as well as net gains of $0.4 million incurred prior to fiscal 2020. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results net losses of $2.1 million in fiscal 2021 and $2.0 million in fiscal 2022 and thereafter.

Fiscal 2020 compared to Fiscal 2019

Net Sales

($ in millions) Reporting Segment	Fiscal 2020 Net Sales	Fiscal 2019 Net Sales	% Inc (Dec)
Grocery & Snacks	$4,617.1	$3,923.6	18%
Refrigerated & Frozen	4,559.6	3,735.4	22%
International	925.3	864.4	7%
Foodservice	952.4	1,015.0	(6)%
Total	$11,054.4	$9,538.4	16%

Overall, our net sales were $11.05 billion in fiscal 2020, an increase of 16% compared to fiscal 2019.

Grocery & Snacks net sales for fiscal 2020 were $4.62 billion, an increase of $693.5 million, or 18%, compared to fiscal 2019. Volume, excluding the impact of acquisitions and divestitures, increased 10% in fiscal 2020 compared to the prior-year period. This result reflected an increase across multiple categories, primarily in the fourth quarter of fiscal 2020, as consumers increased their at-home food consumption in connection with the COVID-19 pandemic. Price/mix decreased 1% compared to the prior year due to incremental trade and strategic investments with certain customers and brands. The inclusion of an additional week of results in fiscal 2020 accounted for 2% of the increase in net sales. The acquisition of Pinnacle in the second quarter of fiscal 2019 contributed $406.3 million, or 10%, to Grocery & Snacks net sales during fiscal 2020, through the one-year anniversary of the acquisition. Fiscal 2020 and 2019 included $23.1 million and $39.5 million, respectively, of net sales related to our private label peanut butter business, which we exited in the third quarter of fiscal 2020. Fiscal 2020 and 2019 included $46.1 million and $59.6 million, respectively, of net sales related to our DSD snacks business, which was sold in the second quarter of fiscal 2020. Fiscal 2019 results included $115.9 million of net sales related to our Wesson® oil business, which was sold in the fourth quarter of fiscal 2019.

Refrigerated & Frozen net sales for fiscal 2020 were $4.56 billion, an increase of $824.2 million, or 22%, compared to fiscal 2019. Results for fiscal 2020 reflected a 5% increase in volume compared to fiscal 2019, excluding the impact of acquisitions and divestitures. The increase in sales volumes was a result of consumers increasing their at-home food consumption in the fourth quarter of fiscal 2020 in connection with the COVID-19 pandemic and new innovation during the current fiscal year. Price/mix increased 1% compared to fiscal 2019. The inclusion of an additional week of results in fiscal 2020 accounted for 2% of the increase in net sales. The acquisition of Pinnacle contributed $567.6 million, or 15%, to Refrigerated & Frozen net sales for fiscal 2020, through the one-year anniversary of the acquisition. Fiscal 2020 included $23.2 million of net sales related to our Lender's® bagel business, which was sold in the third quarter of fiscal 2020. Fiscal 2019 included $24.0 million of net sales related to this business. Fiscal 2019 also included $56.7 million of net sales related to our Italian-based frozen pasta business, Gelit, which was sold in the fourth quarter of fiscal 2019.

International net sales for fiscal 2020 were $925.3 million, an increase of $60.9 million, or 7%, compared to fiscal 2019. Results for fiscal 2020 reflected a 4% increase in volume, excluding the impact of acquisitions and divestitures, a 2% decrease due to foreign exchange rates, a 2% increase due to the inclusion of an additional week of results, and a 1% increase in price/mix, in each case compared to fiscal 2019. The volume increases for fiscal 2020 were driven by elevated demand related to the impacts of the COVID-19 pandemic, partially offset by lower volumes in India due to the country-wide closure of manufacturing plants and stores during the fourth quarter. The acquisition of Pinnacle contributed $46.0 million, or 5%, to International net sales for fiscal 2020, through the one-year anniversary of the acquisition. Fiscal 2019 included $17.1 million of net sales related to our divested Wesson® oil business. Fiscal 2019 also included $4.1 million of net sales related to our Del Monte® processed fruit and vegetable business in Canada, which was sold in the first quarter of fiscal 2019.

Foodservice net sales for fiscal 2020 were $952.4 million, a decrease of $62.6 million, or 6%, compared to fiscal 2019. Results for fiscal 2020 reflected a 13% decrease in volume, excluding the impact of acquisitions and divestitures. The decline in volume reflected lower restaurant traffic as a result of the COVID-19 pandemic and continued execution of the segment's value-over-volume strategy. Price/mix increased 3% in fiscal 2020 compared to fiscal 2019, reflecting inflation-related pricing and the value-over-volume strategy. The decrease in net sales was offset by a 1% increase attributable to an additional week of results in fiscal 2020. The acquisition of Pinnacle contributed $57.7 million, or 6%, for fiscal 2020, through the one-year anniversary of the acquisition. Fiscal 2020 and 2019 included $6.6 million and $6.2 million, respectively, of net sales related to our Lender's® bagel business, which was sold in the third quarter of fiscal 2020. Fiscal 2020 included $4.6 million of net sales related to our private label peanut butter business, which we exited in the third quarter of fiscal 2020. Fiscal 2019 included $8.8 million of net sales related to this business. Fiscal 2019 included $34.2 million of net sales related to our Wesson® oil business, which was sold in the fourth quarter of fiscal 2019. Fiscal 2019 also included net sales of $2.0 million related to our Trenton, Missouri production facility, which was sold in the second quarter of fiscal 2019.

SG&A Expenses (Includes general corporate expenses)

SG&A expenses totaled $1.62 billion for fiscal 2020, an increase of $149.1 million compared to fiscal 2019. SG&A expenses for fiscal 2020 reflected the following:

Items impacting comparability of earnings

•	expenses of $165.5 million related to the impairment of intangible assets,
•	expenses of $105.7 million in connection with our restructuring plans,
•	expense of $59.0 million related to the impairment of businesses held for sale,
•	a benefit of $11.9 million related to a contract settlement,
•	charges totaling $10.1 million related to legal and environmental matters,
•	expenses of $5.3 million associated with costs incurred for acquisitions and divestitures, and
•	a net loss of $1.7 million related to divestitures of businesses.

Other changes in expenses compared to fiscal 2019

•	an increase in incentive compensation expense of $44.8 million, due to exceeding certain performance targets,
•	an increase in share-based payment and deferred compensation expense of $33.0 million, due to an increase in stock price and exceeding certain performance targets,
•	a decrease in advertising and promotion expense of $22.7 million, largely as spending was reduced in the fourth quarter with elevated sales demand,
•	an increase of $11.5 million in information technology-related expenses,
•	a decrease in self-insured workers' compensation and product liability expense of $10.9 million,
•	an increase of $10.7 million of amortization of definite lived intangible assets, attributable to the Pinnacle acquisition,
•	an increase in charitable contributions of $7.3 million, in part due to the recent COVID-19 pandemic,
•	a decrease in professional fees of $7.2 million,
•	a decrease in royalty expense of $7.2 million, in part due to the expiration of a royalty agreement,
•	a decrease in depreciation expense of $5.8 million,
•	a decrease in travel and entertainment expense of $4.4 million, in part due to reduced travel from the COVID-19 pandemic,
•	a decrease in commission expense of $3.8 million, and
•	an increase in transaction services agreement income of $3.4 million.

SG&A expenses for fiscal 2019 included the following items impacting the comparability of earnings:

•	expenses of $170.3 million in connection with our restructuring plans,
•	expenses of $106.2 million associated with costs incurred for acquisitions and divestitures,
•	expenses of $89.6 million related to intangible impairments,
•	gains of $69.4 million related to the divestitures of businesses,
•	a benefit of $39.1 million related to legal matters,
•	a benefit of $27.3 million related to the novation of a legacy guarantee,
•	a benefit of $15.1 million related to the fair value adjustment of cash settleable equity awards issued in connection with, and included in the consideration for the Pinnacle acquisition, and

•	expenses of $8.9 million related to costs associated with the integration of Pinnacle.

Segment Operating Profit (Earnings before general corporate expenses, pension and postretirement non-service income, interest expense, net, income taxes, and equity method investment earnings)

($ in millions) Reporting Segment	Fiscal 2020 Operating Profit	Fiscal 2019 Operating Profit	% Inc (Dec)
Grocery & Snacks	$915.2	$762.6	20%
Refrigerated & Frozen	702.2	645.1	9%
International	100.6	99.8	1%
Foodservice	97.6	134.3	(27)%

Grocery & Snacks operating profit for fiscal 2020 was $915.2 million, an increase of $152.6 million, or 20%, compared to fiscal 2019. Gross profits were $229.0 million higher in fiscal 2020 than in fiscal 2019. The higher gross profit was driven by the increase in at-home food consumption in connection with the COVID-19 pandemic, the addition of Pinnacle, the impact of the 53rd week of our fiscal year, and the benefits of supply chain realized productivity, partially offset by the impacts of higher input costs, a reduction in profit associated with the divestiture of our DSD snacks and Wesson® oil businesses, the exit of our private label peanut butter business, and pandemic-related costs. Pandemic-related costs included investments in employee safety protocols, bonuses paid to supply chain employees, and costs necessary to meet elevated levels of demand. Operating profit of the Grocery & Snacks segment was impacted by expense of $58.4 million and $6.1 million related to our restructuring plans in fiscal 2020 and 2019, respectively. Fiscal 2020 and 2019 included brand intangible impairment charges of $46.4 million and $76.5 million, respectively. Fiscal 2020 also included a charge of $31.4 million related to the impairment of a business held for sale, a benefit of $11.9 million related to a contract settlement, and costs of $3.0 million related to divestitures. Fiscal 2019 included a gain of $33.1 million related to the sale of our Wesson® oil business and $30.2 million of incremental cost of goods sold due to the impact of writing Pinnacle inventory to fair value as part of our acquisition accounting and the subsequent sale of that inventory.

Refrigerated & Frozen operating profit for fiscal 2020 was $702.2 million, an increase of $57.1 million, or 9%, compared to fiscal 2019. Gross profits were $227.1 million higher in fiscal 2020 than in fiscal 2019, due to the increase in at-home food consumption resulting from the COVID-19 pandemic, the addition of Pinnacle, the impact of the 53rd week of our fiscal year, and supply chain realized productivity, partially offset by higher input costs, lost profit from the divestiture of our Lender's® bagel and Italian-based frozen pasta businesses, and pandemic-related costs. Operating profit of the Refrigerated & Frozen segment was impacted by charges of $110.8 million related to the impairment of certain brand intangible assets during fiscal 2020. Fiscal 2020 and 2019 included $15.8 million and $2.9 million, respectively, of charges related to our restructuring plans. In addition, operating profit of the Refrigerated & Frozen segment included $27.6 million related to the impairment of a business held for sale in fiscal 2020. Fiscal 2019 included a gain of $23.1 million related to the sale of our Italian-based frozen pasta business, and $21.9 million of incremental cost of goods sold due to the impact of writing Pinnacle inventory to fair value as part of our acquisition accounting and the subsequent sale of that inventory. Advertising and promotion expenses for fiscal 2020 decreased by $13.7 million compared to fiscal 2019.

International operating profit for fiscal 2020 was $100.6 million, an increase of $0.8 million, or 1%, compared to fiscal 2019. Gross profits were $6.4 million lower in fiscal 2020 compared to fiscal 2019, due to higher input costs, increased retailer investments, the sales of our Del Monte® Canadian and Wesson® oil businesses, and pandemic-related costs, partially offset by the increased demand related to the COVID-19 pandemic, the addition of Pinnacle, the impact of the 53rd week of our fiscal year, and realized productivity. International gross profits also reflected a decrease of $13.7 million due to foreign exchange rates compared to the prior-year period. Operating profit of the International segment was impacted by charges of $8.3 million and $13.1 million related to the impairment of certain brand intangible assets during fiscal 2020 and 2019, respectively. Fiscal 2020 and 2019 included expense of $1.6 million and $4.9 million, respectively, related to our restructuring plans. In addition, fiscal 2019 included a gain of $13.2 million related to the sale of our Del Monte® Canadian business and expense of $2.9 million related to costs incurred for divestitures.

Foodservice operating profit for fiscal 2020 was $97.6 million, a decrease of $36.7 million, or 27%, compared to fiscal 2019. Gross profits were $29.4 million lower in fiscal 2020 than in fiscal 2019, reflecting lower restaurant traffic due to the COVID-19 pandemic, higher inventory write-offs, higher input costs, the sales of our Wesson® oil and Lender's® bagel businesses, the exit of our private label peanut butter business, and the sale of our Trenton, Missouri facility. These were slightly offset by the addition of Pinnacle, the impact of the 53rd week of our fiscal year, and supply chain realized productivity.

Pension and Postretirement Non-service Income

In fiscal 2020, pension and postretirement non-service income was $9.9 million, a decrease of $25.2 million compared to fiscal 2019. The decrease was driven by a charge of $44.8 million in fiscal 2020 compared to a charge of $5.1 million in fiscal 2019 related to the year-end write-off of actuarial losses in excess of 10% of our pension liability. The increase in losses outside of the 10% corridor was driven by a reduction of the discount rate used to remeasure the pension obligations to present value and a reduction in asset values for certain plan assets. Excluding our year-end actuarial losses outside the corridor, our pension income increased due to lower interest costs as a result of declining interest rates.

Interest Expense, Net

In fiscal 2020, net interest expense was $487.1 million, an increase of $95.7 million, or 25%, from fiscal 2019. The increase reflected the issuance of $7.025 billion aggregate principal amount of unsecured senior notes and borrowings of $1.30 billion under our unsecured term loan agreement with a syndicate of financial institutions providing for a $650.0 million tranche of three-year term loans and a $650.0 million tranche of five-year term loans to the Company (the "Term Loan Agreement"), in each case in connection with the acquisition of Pinnacle in the second quarter of fiscal 2019. As of May 31, 2020, we repaid all of our borrowings under the Term Loan Agreement.

In addition, fiscal 2019 included $11.9 million of interest expense related to the amortization of costs incurred to secure fully committed bridge financing in connection with the then-pending Pinnacle acquisition. The bridge financing was subsequently terminated in connection with our incurrence of permanent financing to fund the Pinnacle acquisition, and we recognized the remaining unamortized financing costs of $33.8 million within SG&A expenses.

Income Taxes

Our income tax expense was $201.3 million and $218.8 million in fiscal 2020 and 2019, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 19% and 24% for fiscal 2020 and 2019, respectively.

The effective tax rate in fiscal 2020 reflects the following:

•	the impact of a legal entity reorganization,
•	an adjustment of the valuation allowance associated with the Wesson® oil business,
•	additional state income tax expense related to uncertain tax positions,
•	a benefit from the settlement of tax issues that were previously reserved,
•	additional benefit due to a change in the deferred state tax rates relating to the integration of Pinnacle activity for income tax purposes,
•	an income tax benefit associated with a tax planning strategy that will allow us to utilize certain state tax attributes,
•	additional income tax expense associated with non-deductible goodwill related to assets held for sale, for which an impairment charge was recognized,
•	a tax benefit resulting from law changes,
•	a benefit from statute lapses on tax issues that were previously reserved, and
•	an income tax benefit associated with a deduction of a prior year federal income tax matter.

The effective tax rate in fiscal 2019 reflects the following:

•	the impact of legal entity reorganization resulting in a benefit related to undistributed foreign earnings for which the indefinite reinvestment assertion is no longer made,
•	additional tax expense on the repatriation of certain foreign earnings,
•	an adjustment of valuation allowance associated with the expected capital gains from the divestiture of the Wesson® oil and Gelit businesses,
•	additional tax expense on non-deductible facilitative costs associated with the Pinnacle acquisition,
•	a benefit recognized due to the non-taxability of the novation of a legacy guarantee,
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

We expect our effective tax rate in fiscal 2021, exclusive of any unusual transactions or tax events, to be approximately 23%-24%.

Equity Method Investment Earnings

We include our share of the earnings of certain affiliates based on our economic ownership interest in the affiliates. Our most significant affiliate is the Ardent Mills joint venture. Our share of earnings from our equity method investment earnings were $73.2 million and $75.8 million for fiscal 2020 and 2019, respectively. Results for fiscal 2020 and 2019 included a gain of $4.1 million and $15.1 million, respectively, from the sale of assets by the Ardent Mills joint venture. Ardent Mills earnings for fiscal 2020 reflected increased retail demand in the fourth quarter, which more than offset reduced foodservice demand and unfavorable market conditions during the first three quarters of the year after adjusting for the items mentioned above.

Earnings Per Share

Diluted earnings per share in fiscal 2020 were $1.72. Diluted earnings per share in fiscal 2019 were $1.52, including earnings of $1.53 per diluted share from continuing operations and a loss of $0.01 per diluted share from discontinued operations. The increase in diluted earnings per share reflected higher net income, partially offset by an increase in the number of shares. In addition, see "Items Impacting Comparability" above as several significant items affected the comparability of year-over-year results of operations.

Fiscal 2019 compared to Fiscal 2018

Net Sales

($ in millions) Reporting Segment	Fiscal 2019 Net Sales	Fiscal 2018 Net Sales	% Inc (Dec)
Grocery & Snacks	$3,923.6	$3,281.0	20%
Refrigerated & Frozen	3,735.4	2,753.0	36%
International	864.4	843.5	3%
Foodservice	1,015.0	1,060.8	(4)%
Total	$9,538.4	$7,938.3	20%

Overall, our net sales were $9.54 billion in fiscal 2019, an increase of 20% compared to fiscal 2018.

Grocery & Snacks net sales for fiscal 2019 were $3.92 billion, an increase of $642.6 million, or 20%, compared to fiscal 2018. Volume, excluding the impact of acquisitions and divestitures, was flat in fiscal 2019 compared to the prior-year period. This result reflected merchandising changes and price elasticity-related declines in certain brands, as well as isolated production challenges, partially offset by the continued benefit from momentum and innovation successes in the snacks businesses. Price/mix was flat compared to the prior year as unfavorable mix, coupled with increases in brand building investments with retailers were offset by the impact of higher pricing. The acquisition of Pinnacle in the second quarter of fiscal 2019 contributed $646.7 million, or 20%, to Grocery & Snacks net sales during fiscal 2019. The acquisition of Angie's Artisan Treats, LLC, which was completed in October 2017, contributed $41.3 million to Grocery & Snacks net sales during fiscal 2019, through the one-year anniversary of the acquisition. Fiscal 2019 results included $115.9 million of net sales related to our Wesson® oil business, which was sold in the fourth quarter of fiscal 2019. Fiscal 2018 results included $156.4 million of net sales related to this divested business.

Refrigerated & Frozen net sales for fiscal 2019 were $3.74 billion, an increase of $982.4 million, or 36%, compared to fiscal 2018. Results for fiscal 2019 reflected a 1% increase in volume compared to fiscal 2018, excluding the impact of acquisitions and divestitures. The increase in sales volumes was a result of innovation across multiple brands, which was partially offset by the effects of reduced merchandising spend and the impact of a recall during the fourth quarter. Price/mix was flat compared to fiscal 2018, as continued delivery of top-line accretive innovation in several brands was partially offset by brand building investments with retailers. The acquisition of Pinnacle in the second quarter of fiscal 2019 contributed $931.4 million, or 34%, to Refrigerated & Frozen net sales during fiscal 2019. The acquisition of the Sandwich Bros. of Wisconsin® business, which was completed in February 2018, contributed $25.7 million to Refrigerated & Frozen's net sales during fiscal 2019, through the one-year anniversary of the acquisition.

International net sales for fiscal 2019 were $864.4 million, an increase of $20.9 million, or 3%, compared to fiscal 2018. Results for fiscal 2019 reflected a 2% increase in volume, excluding the impact of acquisitions and divestitures, a 4% decrease due to foreign exchange rates, and a 2% increase in price/mix, in each case compared to fiscal 2018. The volume and price/mix increases for fiscal 2019 were driven by growth in the Canadian snacks and frozen businesses. The acquisition of Pinnacle in the second quarter of fiscal 2019 contributed $70.9 million, or 8%, to International net sales during fiscal 2019. The acquisition of Angie's Artisan Treats, LLC contributed $3.7 million to International net sales for fiscal 2019, through the one-year anniversary of the acquisition. Fiscal 2019 included $4.1 million of net sales related to our Del Monte® processed fruit and vegetable business in Canada, which was sold in the first quarter of fiscal 2019. Fiscal 2018 results included $48.9 million of net sales related to this divested business. In addition, fiscal 2019 and 2018 results included $17.1 million and $24.5 million, respectively, related to our divested Wesson® oil business.

Foodservice net sales for fiscal 2019 were $1.02 billion, a decrease of $45.8 million, or 4%, compared to fiscal 2018. Results for fiscal 2019 reflected a 7% decrease in volume, excluding divestitures. The decline in volume reflected the continued execution of the segment's value-over-volume strategy and the sale of our Trenton, Missouri production facility in the first quarter of fiscal 2019. Price/mix increased 4% in fiscal 2019 compared to fiscal 2018. The increase in price/mix for fiscal 2019 reflected favorable product and customer mix, the impact of inflation-driven increases in pricing, and the execution of the segment's value-over-volume strategy. The acquisition of Pinnacle in the second quarter of fiscal 2019 contributed $78.6 million, or 7%, to Foodservice net sales during fiscal 2019. Fiscal 2019 included $34.2 million of net sales related to our Wesson® oil business, which was sold in the fourth quarter of fiscal 2019. Fiscal 2018 results included $53.4 million of net sales related to this divested business. Net sales declined by approximately 7% in fiscal 2019 due to the sale of our Trenton, Missouri production facility.

SG&A Expenses (Includes general corporate expenses)

SG&A expenses totaled $1.47 billion for fiscal 2019, a decrease of $75.0 million compared to fiscal 2018. SG&A expenses for fiscal 2019 reflected the following:

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

($ in millions) Reporting Segment	Fiscal 2019 Operating Profit	Fiscal 2018 Operating Profit	% Inc (Dec)
Grocery & Snacks	$762.6	$722.5	6%
Refrigerated & Frozen	645.1	479.4	35%
International	99.8	86.5	15%
Foodservice	134.3	124.1	8%

Grocery & Snacks operating profit for fiscal 2019 was $762.6 million, an increase of $40.1 million, or 6%, compared to fiscal 2018. Gross profits were $70.6 million higher in fiscal 2019 than in fiscal 2018. The higher gross profit was driven by profit contribution of acquisitions and supply chain realized productivity, partially offset by higher input costs, transportation inflation, and a reduction in profit associated with the divestiture of the Wesson® oil business. The acquisition of Pinnacle contributed $125.1 million to Grocery & Snacks gross profit in fiscal 2019. The acquisition of Angie's Artisan Treats, LLC contributed $12.6 million to Grocery & Snacks gross profit in fiscal 2019, through the one-year anniversary of the acquisition. Advertising and promotion expenses for fiscal 2019 decreased by $18.4 million compared to fiscal 2018. Operating profit of the Grocery & Snacks segment was impacted by charges totaling $76.5 million in fiscal 2019 for the impairment of our Chef Boyardee® and Red Fork® brand assets and $4.0 million in fiscal 2018 for the impairment of our HK Anderson®, Red Fork®, and Salpica® brand assets. Grocery & Snacks also recognized a $33.1 million gain on the sale of our Wesson® oil business in fiscal 2019. Operating profit of the Grocery & Snacks segment included $1.0 million and $11.4 million of expenses in fiscal 2019 and 2018, respectively, related to acquisitions and divestitures and charges of $6.1 million and $14.1 million in connection with our restructuring plans in fiscal 2019 and 2018, respectively. Grocery & Snacks operating profit also included incremental cost of goods sold of $30.2 million due to the impact of writing inventory to fair value as part of our acquisition accounting for Pinnacle and the subsequent sale of that inventory.

Refrigerated & Frozen operating profit for fiscal 2019 was $645.1 million, an increase of $165.7 million, or 35%, compared to fiscal 2018. Gross profits were $216.4 million higher in fiscal 2019 than in fiscal 2018, driven by the addition of Pinnacle and supply chain realized productivity, partially offset by increased input costs and transportation inflation. Advertising and promotion expenses for fiscal 2019 decreased by $5.5 million compared to fiscal 2018. Operating profit of the Refrigerated & Frozen segment included a gain of $23.1 million in fiscal 2019 related to the sale of our Italian-based frozen pasta business, Gelit, and incremental cost of goods sold of $21.9 million due to the impact of writing inventory to fair value as part of our acquisition accounting for Pinnacle and the subsequent sale of that inventory.

International operating profit for fiscal 2019 was $99.8 million, an increase of $13.3 million, or 15%, compared to fiscal 2018. Gross profits were $13.9 million higher in fiscal 2019 than in fiscal 2018, driven by the addition of Pinnacle. Included in the International segment fiscal 2019 operating profit was a gain of $13.2 million related to the sale of our Del Monte® processed fruit and vegetable business in Canada, charges of $13.1 million for the impairment of our Aylmer® and Sundrop® brand assets, and charges of $2.9 million related to divestitures. In addition, operating profit was impacted by charges of $4.9 million and $1.5 million in connection with our restructuring plans, in fiscal 2019 and 2018, respectively.

Foodservice operating profit for fiscal 2019 was $134.3 million, an increase of $10.2 million, or 8%, compared to fiscal 2018. Gross profits were $8.6 million higher in fiscal 2019 than in fiscal 2018, driven by the addition of Pinnacle and supply chain realized productivity, partially offset by lower volume (including the sale of our Trenton, Missouri production facility) and higher input costs.

Pension and Postretirement Non-service Income

In fiscal 2019, pension and postretirement non-service income was $35.1 million, a decrease of $45.3 million compared to fiscal 2018. The decrease was primarily related to lower expected return on plan assets as we changed our investment strategy to more fixed income securities.

Interest Expense, Net

In fiscal 2019, net interest expense was $391.4 million, an increase of $232.7 million, or 147%, from fiscal 2018. The increase reflected the following:

•

the issuance of $7.025 billion aggregate principal amount of unsecured senior notes and borrowings of $1.30 billion under our unsecured term loan agreement with a syndicate of financial institutions providing for a $650.0 million tranche of three-year term loans and a $650.0 million tranche of five-year term loans to the Company (the "Term Loan Agreement"), in each case in connection with the Pinnacle acquisition,

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Capital

The primary objective of our financing strategy is to maintain a prudent capital structure that provides us flexibility to pursue our growth objectives. If necessary, we use short-term debt principally to finance ongoing operations, including our seasonal requirements for working capital (accounts receivable, prepaid expenses and other current assets, and inventories, less accounts payable, accrued payroll, and other accrued liabilities), and a combination of equity and long-term debt to finance both our base working capital needs and our non-current assets. We are committed to maintaining a solid investment grade credit rating.

At May 31, 2020, we had a revolving credit facility (the "Revolving Credit Facility") with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $1.6 billion (subject to increase to a maximum aggregate principal amount of $2.1 billion with the consent of the lenders). We have historically used a credit facility principally as a back-up for our commercial paper program. As of May 31, 2020, there were no outstanding borrowings under the Revolving Credit Facility.

We had no amounts outstanding under our commercial paper program as of May 31, 2020 and May 26, 2019. The highest level of borrowings during fiscal 2020 was $145.0 million.

During the fourth quarter of fiscal 2020, we entered into an unsecured term loan agreement (the "Credit Agreement") with a financial institution. The Credit Agreement provides for delayed draw term loans to the Company in an aggregate principal amount not in excess of $600 million (subject to increase to a maximum aggregate principal amount of $750 million). The Credit Agreement matures on May 21, 2023. As of May 31, 2020, there were no outstanding borrowings under the Credit Agreement.

Borrowings under the Credit Agreement will bear interest at, at the Company's election, either (a) LIBOR plus a percentage spread (ranging from 1.125% to 1.75%) based on the Company's senior unsecured long-term indebtedness ratings or (b) the alternate base rate, described in the Credit Agreement as the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) one-month LIBOR plus 1.00%, plus a percentage spread (ranging from 0% to 0.625%) based on the Company's senior unsecured long-term indebtedness ratings and may be voluntarily prepaid, in whole or in part, without penalty, subject to certain conditions.

During fiscal 2020 we repaid the remaining $400.0 million outstanding principal balance of our borrowings under our $1.30 billion Term Loan Agreement. Payments totaling $200.0 million each were made in the first and third quarters of fiscal 2020 on our three-year tranche loans and our five-year tranche loans, respectively. The Term Loan Agreement was terminated after these repayments.

During fiscal 2020 we also redeemed the entire outstanding $525.0 million aggregate principal amount of our floating rate notes due October 22, 2020 in two separate redemptions totaling $250.0 million and $275.0 million in the third and fourth quarter of fiscal 2020, respectively.

We have $844.8 million of long-term debt maturing in the next 12 months. We expect to maintain or have access to sufficient liquidity to retire or refinance long-term debt upon maturity, as market conditions warrant, from operating cash flows, our undrawn Credit Agreement, our commercial paper program, access to the capital markets, and our Revolving Credit Facility.

However, the disruption in the capital markets caused by the COVID-19 pandemic could make any refinancing more challenging and there can be no assurance that we will be able to successfully refinance any debt on commercially reasonable terms or at all.

As of the end of fiscal 2020, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the Revolving Credit Facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult, or impossible.

Our most restrictive covenants (the Revolving Credit Facility) generally require our ratio of EBITDA (earnings before interest, taxes, depreciation, and amortization) to interest expense not be less than 3.0 to 1.0 and our ratio of funded debt to EBITDA not exceed certain decreasing specified levels, ranging from 5.25 through the first quarter of fiscal 2021 to 3.75 from the second quarter of fiscal 2023 and thereafter. Each ratio is to be calculated on a rolling four-quarter basis. As of May 31, 2020, we were in compliance with all financial covenants.

We repurchase shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. We plan to repurchase shares under our authorized program only at times and in amounts as are consistent with the prioritization of achieving our leverage targets. Our total remaining share repurchase authorization as of May 31, 2020, was $1.41 billion.

On April 16, 2020, we announced that our Board had authorized a quarterly dividend payment of $0.2125 per share, which was paid on June 3, 2020, to shareholders of record as of the close of business on April 30, 2020. Subject to market and other conditions and the approval of our Board, we intend to maintain our quarterly dividend at the current annual rate of $0.85 per share during fiscal 2021.

Cash Flows

In fiscal 2020, we generated $316.7 million of cash, which was the net result of $1.84 billion generated from operating activities, $153.8 million used in investing activities, $1.37 billion used in financing activities, and a decrease of $1.7 million due to the effects of changes in foreign currency exchange rates.

Cash generated from operating activities of continuing operations totaled $1.84 billion in fiscal 2020, as compared to $1.11 billion generated in fiscal 2019. Operating cash flows for fiscal 2020 reflected additional operating results from the acquisition of Pinnacle and the impact of increased sales from COVID-19 pandemic-related demand. The timing of the increased demand in the fourth quarter also created working capital favorability for fiscal 2020 driven primarily by the combination of decreased inventory levels and increased accounts payable balances resulting from longer supplier payment terms. We expect that a significant portion of this working capital favorability will reverse in fiscal 2021 as demand returns to more historic levels. In the fourth quarter of fiscal 2020, we also improved working capital due to approximately $47 million in tax payments that were deferred until the first quarter of fiscal 2021 as a result of recent tax legislation. Despite the deferral of such tax payments, we still had $44.2 million of additional tax payments in the current year. The above working capital favorability was further offset by a $119.0 million increase in interest payments and the comparative impact of cash proceeds from the settlement of interest rate swaps in fiscal 2019 totaling $47.5 million. Lastly, we extended payment terms with certain Foodservice customers (ranging from 15-30 days) as a result of the COVID-19 pandemic which partly gave rise to an increase in our accounts receivable at year-end.

Cash used in investing activities totaled $153.8 million in fiscal 2020 compared to $5.17 billion in fiscal 2019. Investing activities in fiscal 2020 consisted primarily of capital expenditures totaling $369.5 million and the net proceeds from divestitures totaling $194.6 million, including the sales of our DSD snacks and Lender's® bagel businesses. Investing activities in fiscal 2019 consisted primarily of the purchase of Pinnacle for $5.12 billion, net of cash acquired, capital expenditures of $353.1 million, and proceeds from the divestiture of our Del Monte® processed fruit and vegetable business, our Wesson® oil business, and our Italian-based frozen pasta business, Gelit, for combined proceeds of $281.5 million, net of cash divested.

Cash used in financing activities totaled $1.37 billion in fiscal 2020, compared to cash provided by financing activities of $4.15 billion in fiscal 2019. Financing activities in fiscal 2020 consisted principally of the repayment of long-term debt totaling $947.5 million and cash dividends paid of $413.6 million. During fiscal 2019, in connection with the Pinnacle acquisition, we issued long-term debt that generated $8.31 billion in gross proceeds and issued common stock for net proceeds of $555.7 million.

This was reduced by debt issuance costs and bridge financing fees totaling $95.2 million. During fiscal 2019, we also repaid $3.97 billion of long-term debt, reduced our short-term borrowings mainly related to our commercial paper program by $277.3 million, and paid cash dividends of $356.2 million.

The Company had cash and cash equivalents of $553.3 million at May 31, 2020, and $236.6 million at May 26, 2019, of which $80.5 million at May 31, 2020, and $144.8 million at May 26, 2019, was held in foreign countries. We believe that our foreign subsidiaries have invested or will invest any undistributed earnings indefinitely, or that any undistributed earnings will be remitted in a tax-neutral transaction, and, therefore, do not provide deferred taxes on the cumulative undistributed earnings of our foreign subsidiaries.

Our preliminary estimate of capital expenditures for fiscal 2021 is approximately $505 million.

Management believes that existing cash balances, cash flows from operations, existing credit facilities, and access to capital markets will provide sufficient liquidity to meet our repayment of debt, including any repayment of debt or refinancing of debt, working capital needs, planned capital expenditures, and payment of anticipated quarterly dividends for at least the next twelve months.

OBLIGATIONS AND COMMITMENTS

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt, notes payable, finance lease obligations, and operating lease obligations were recognized as liabilities in our Consolidated Balance Sheets contained in this report as of May 31, 2020.

A summary of our contractual obligations as of May 31, 2020, was as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$9,631.6	$822.5	$2,287.0	$1,000.1	$5,522.0
Finance lease obligations	155.1	22.2	39.4	28.7	64.8
Operating lease obligations	297.9	53.0	78.6	47.7	118.6
Purchase obligations[1] and other contracts	1,406.7	1,122.8	183.3	63.5	37.1
Notes payable	1.1	1.1	—	—	—
Total	$11,492.4	$2,021.6	$2,588.3	$1,140.0	$5,742.5

1Amount includes open purchase orders and agreements, some of which are not legally binding and/or may be cancellable. Such agreements are generally settleable in the ordinary course of business in less than one year. Purchase obligations and other contracts, which totaled $1.38 billion as of May 31, 2020, were not recognized as liabilities in the Consolidated Balance Sheets contained in this report, in accordance with U.S. GAAP.

We are also contractually obligated to pay interest on our long-term debt and finance lease obligations. The weighted-average coupon interest rate of the long-term debt obligations outstanding as of May 31, 2020 was approximately 4.8%.

The operating lease obligations noted in the table above have not been reduced by non-cancellable sublease rentals of $5.9 million.

As of May 31, 2020, we had aggregate unfunded pension and postretirement benefit obligations totaling $52.1 million and $86.4 million, respectively. Our unfunded pension obligation decreased by $79.6 million in fiscal 2020 primarily due to lump-sum payments to plan participants and actual return on plan assets exceeding expected returns, principally on fixed income securities. These amounts are not included in the table above as the unfunded obligations are remeasured each fiscal year, thereby resulting in our inability to accurately predict the ultimate amount and timing of any future required contributions to such plans. Based on current statutory requirements, we are not obligated to fund any amount to our qualified pension plans during the next twelve months. We estimate that we will make payments of approximately $32.2 million and $10.0 million over the next twelve months to fund our pension and postretirement plans, respectively. See Note 18 "Pension and Postretirement Benefits" to the consolidated financial statements and "Critical Accounting Estimates – Employment-Related Benefits" contained in this report for further discussion of our pension obligations and factors that could affect estimates of this liability.

As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event. As of May 31, 2020, we had $52.2 million of standby letters of credit issued on our behalf. These standby letters of credit are primarily related to our self-insured workers compensation programs and are not reflected in our Consolidated Balance Sheets.

In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases resulting from the divestiture of the JM Swank business completed in the first quarter of fiscal 2017. As of May 31, 2020, the remaining terms of these arrangements did not exceed three years and the maximum amount of future payments we have guaranteed was $0.6 million. In addition, we guarantee a lease resulting from an exited facility. As of May 31, 2020, the remaining term of this arrangement did not exceed seven years and the maximum amount of future payments we have guaranteed was $16.5 million.

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

The obligations and commitments tables above do not include any reserves for uncertainties in income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at May 31, 2020 was $35.8 million. The net amount of unrecognized tax benefits at May 31, 2020, that, if recognized, would favorably impact our effective tax rate was $30.3 million. Recognition of these tax benefits would have a favorable impact on our effective tax rate.

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

Marketing Costs—We offer various forms of trade promotions which are mostly recorded as a reduction in revenue. The methodologies for determining these provisions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. Our promotional activities are conducted either through the retail trade or directly with consumers and included activities such as in-store displays and events, feature price discounts, consumer coupons, and loyalty programs. The costs of these activities are recognized as a reduction of revenue at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. Differences between estimated expense and actual redemptions are recognized as a change in management estimate in a subsequent period.

We have recognized trade promotion liabilities of $165.6 million as of May 31, 2020. Changes in the assumptions used in estimating the cost of any individual customer marketing program would not result in a material change in our results of operations or cash flows.

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

Further information on income taxes is provided in Note 14 "Pre-tax Income and Income Taxes" to the consolidated financial statements contained in this report.

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

We have recognized a reserve of approximately $63.7 million for environmental liabilities as of May 31, 2020. The reserve for each site is determined based on an assessment of the most likely required remedy and a related estimate of the costs required to effect such remedy.

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

The Company uses a split discount rate (the "spot-rate approach") for the U.S. plans and certain foreign plans. The spot-rate approach applies separate discount rates for each projected benefit payment in the calculation of pension service and interest cost.

We have recognized a pension liability of $254.5 million and $192.9 million, a postretirement liability of $89.3 million and $90.6 million, and a workers' compensation liability of $55.5 million and $61.1 million, as of the end of fiscal 2020 and 2019, respectively. We also have recognized a pension asset of $202.4 million and $61.2 million as of the end of fiscal 2020 and 2019, respectively, as certain individual plans of the Company had a positive funded status.

We recognize cumulative changes in the fair value of pension plan assets and net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plan's projected benefit obligation ("the corridor") in current period expense annually as of our measurement date, which is our fiscal year-end, or when measurement is required otherwise under U.S. generally accepted accounting principles ("U.S. GAAP").

We recognized pension expense (benefit) from Company plans of $5.9 million, $(22.7) million, and $(56.1) million in fiscal 2020, 2019, and 2018, respectively. Such amounts reflect the year-end write-off of actuarial losses in excess of 10% of our pension liability of $44.8 million, $5.1 million, and $3.4 million in fiscal 2020, 2019, and 2018, respectively. This also reflected expected returns on plan assets of $170.2 million, $174.4 million, and $218.3 million in fiscal 2020, 2019, and 2018, respectively. We contributed $17.5 million, $14.7 million, and $312.6 million to the pension plans of our continuing operations in fiscal 2020, 2019, and 2018, respectively. We anticipate contributing approximately $32.2 million to our pension plans in fiscal 2021.

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

Based on this information, the discount rate selected by us for determination of pension expense was 3.88% for fiscal 2020, 4.15% for fiscal 2019, and 3.90% for fiscal 2018. We selected a weighted-average discount rate of 3.35% and 2.30% for determination of service and interest expense, respectively, for fiscal 2021. A 25 basis point increase in our discount rate assumption as of the end of fiscal 2020 would have resulted in an increase of $5.1 million in our pension expense for fiscal 2020. A 25 basis point decrease in our discount rate assumption as of the end of fiscal 2020 would have resulted in a decrease of $5.5 million in our pension expense for fiscal 2020. For our year-end pension obligation determination, we selected discount rates of 2.98% and 3.88% for fiscal years 2020 and 2019, respectively.

Another significant assumption used to account for our pension plans is the expected long-term rate of return on plan assets. In developing the assumed long-term rate of return on plan assets for determining pension expense, we consider long-term historical returns (arithmetic average) of the plan's investments, the asset allocation among types of investments, estimated long-term returns by investment type from external sources, and the current economic environment. Based on this information, we selected 4.77% for the weighted-average expected long-term rate of return on plan assets for determining our fiscal 2020 pension expense. A 25 basis point increase/decrease in our weighted-average expected long-term rate of return assumption as of the beginning of fiscal 2020 would decrease/increase annual pension expense for our pension plans by $8.8 million. We selected a weighted-average expected rate of return on plan assets of 3.74% to be used to determine our pension expense for fiscal 2021. A 25 basis point increase/decrease in our expected long-term rate of return assumption as of the beginning of fiscal 2021 would decrease/increase annual pension expense for our pension plans by $9.3 million.

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

We also provide certain postretirement health care benefits. We recognized postretirement benefit expense (benefit) of $(4.2) million, $(1.3) million, and $0.7 million in fiscal 2020, 2019, and 2018, respectively. We anticipate contributing approximately $10.0 million to our postretirement health care plans in fiscal 2021.

The postretirement benefit expense and obligation are also dependent on our assumptions used for the actuarially determined amounts. These assumptions include discount rates (discussed above), health care cost trend rates, inflation rates, retirement rates, mortality rates (also discussed above), and other factors. The health care cost trend assumptions are developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends. Assumed inflation rates are based on an evaluation of external market indicators. Retirement and mortality rates are based primarily on actual plan experience. The discount rate we selected for determination of postretirement expense was 3.48% for fiscal 2020, 3.81% for fiscal 2019, and 3.33% for fiscal 2018. We have selected a weighted-average discount rate of 2.39% for determination of postretirement expense for fiscal 2021. A 25 basis point increase/decrease in our discount rate assumption would not have resulted in a material change to postretirement expense for our plans. We have assumed the initial year increase in cost of health care to be 6.22%, with the trend rate decreasing to 4.43% by 2024. A one percentage point change in the assumed health care cost trend rate would have the following effects:

($ in millions)	One Percent Increase	One Percent Decrease
Effect on total service and interest cost	$0.1	$(0.1)
Effect on postretirement benefit obligation	1.6	(1.4)

We provide workers' compensation benefits to our employees. The measurement of the liability for our cost of providing these benefits is largely based upon actuarial analysis of costs. One significant assumption we make is the discount rate used to calculate the present value of our obligation. The weighted-average discount rate used at May 31, 2020 was 2.11%. A 25 basis point increase/decrease in the discount rate assumption would not have a material impact on workers' compensation expense or the liability.

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

Under the quantitative impairment test, the evaluation involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. Fair value is typically estimated using a discounted cash flow analysis, which requires us to estimate the future cash flows anticipated to be generated by the reporting unit being tested for impairment as well as to select a risk-adjusted discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, we consider historical results adjusted to reflect current and anticipated operating conditions. We estimate cash flows for the reporting unit over a discrete period (typically five years) and the terminal period (considering expected long term growth rates and trends). Estimating future cash flows requires significant judgment by management in such areas as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. The use of different assumptions or estimates for future cash flows or significant changes in risk-adjusted discount rates due to changes in market conditions could produce substantially different estimates of the fair value of the reporting unit.

As of May 31, 2020, we have goodwill of $11.44 billion, indefinite-lived intangibles of $3.40 billion and definite-lived intangibles of $919.6 million. The amount of goodwill and intangibles increased significantly during fiscal 2019 as a result of the Pinnacle acquisition. In the first quarter of fiscal 2020, we reorganized our reporting segments to incorporate the Pinnacle business into our legacy reporting segments, to reflect how the business is now being managed. We tested goodwill for impairment both prior to and subsequent to the reallocation of Pinnacle goodwill and there were no impairments of goodwill.

Historically, we have experienced impairments in brand intangibles and goodwill as a result of declining sales and other economic conditions. For instance, in fiscal 2020, we recorded total intangibles impairments of $165.5 million, primarily related to our recently acquired Pinnacle brands. In fiscal 2019, we recorded total intangibles impairments of $89.6 million, primarily related to our Chef Boyardee® brand intangible.

With the addition of Pinnacle intangibles that were recorded at fair value in the prior year, we continue to be more susceptible to impairment charges in the future if our long-term sales forecasts, royalty rates, and other assumptions change as a result of lower than expected performance or other economic conditions. We will monitor these assumptions as management continues to achieve expected synergies, gross margin improvement, and long-term sales growth on certain key brands acquired in the acquisition including, but not limited to, Birds Eye®, Duncan Hines®, and Gardein®.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), to update the methodology used to measure current expected credit losses ("CECL"). This ASU applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet credit exposures, such as loan commitments. This ASU replaces the current incurred loss impairment methodology with a methodology to reflect CECL and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings in the period of adoption. This ASU will be effective beginning in the first quarter of our fiscal year 2021. We do not expect ASU 2016-13 to have a material impact to our consolidated financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks affecting us during fiscal 2020 and 2019 were exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.

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

As of May 31, 2020 and May 26, 2019, the fair value of our long-term debt (including current installments) was estimated at $11.35 billion and $11.24 billion, respectively, based on current market rates. As of May 31, 2020 and May 26, 2019, a 1% increase in interest rates would decrease the fair value of our fixed rate debt by approximately $704.8 million and $637.7 million, respectively, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $809.5 million and $724.7 million, respectively.

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

Value-at-Risk (VaR)

We employ various tools to monitor our derivative risk, including value-at-risk ("VaR") models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95% confidence level. Accordingly, in any given one-day time period, losses greater than the amounts included in the table below are expected to occur only 5% of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, and foreign exchange positions for fiscal 2020 and 2019.

	Fair Value Impact
In Millions	Average During the Fiscal Year Ended May 31, 2020	Average During the Fiscal Year Ended May 26, 2019
Processing Activities
Energy commodities	$0.4	$0.4
Agriculture commodities	0.5	0.4
Other commodities	0.1	0.1
Foreign exchange	0.8	0.7

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Conagra Brands, Inc. and Subsidiaries

Consolidated Statements of Earnings

(in millions, except per share amounts)

	For the Fiscal Years Ended May
	2020	2019	2018
Net sales	$11,054.4	$9,538.4	$7,938.3
Costs and expenses:
Cost of goods sold	7,984.8	6,885.4	5,586.8
Selling, general and administrative expenses	1,622.5	1,473.4	1,398.4
Pension and postretirement non-service income	(9.9)	(35.1)	(80.4)
Interest expense, net	487.1	391.4	158.7
Income from continuing operations before income taxes and equity method investment earnings	969.9	823.3	874.8
Income tax expense	201.3	218.8	174.6
Equity method investment earnings	73.2	75.8	97.3
Income from continuing operations	841.8	680.3	797.5
Income (loss) from discontinued operations, net of tax	—	(1.9)	14.3
Net income	$841.8	$678.4	$811.8
Less: Net income attributable to noncontrolling interests	1.7	0.1	3.4
Net income attributable to Conagra Brands, Inc.	$840.1	$678.3	$808.4
Earnings per share — basic
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$1.72	$1.53	$1.97
Income from discontinued operations attributable to Conagra Brands, Inc. common stockholders	—	—	0.03
Net income attributable to Conagra Brands, Inc. common stockholders	$1.72	$1.53	$2.00
Earnings per share — diluted
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$1.72	$1.53	$1.95
Income (loss) from discontinued operations attributable to Conagra Brands, Inc. common stockholders	—	(0.01)	0.03
Net income attributable to Conagra Brands, Inc. common stockholders	$1.72	$1.52	$1.98

The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in millions)

	For the Fiscal Years Ended May
	2020			2019			2018
	Pre-Tax Amount	Tax (Expense) Benefit	After -Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount
Net income	$1,043.1	$(201.3)	$841.8	$900.0	$(221.6)	$678.4	$972.3	$(160.5)	$811.8
Other comprehensive income:
Derivative adjustments:
Unrealized derivative adjustments	(7.1)	1.8	(5.3)	45.5	(11.4)	34.1	2.9	(0.9)	2.0
Reclassification for derivative adjustments included in net income	(3.3)	0.9	(2.4)	(1.9)	0.5	(1.4)	0.1	—	0.1
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	1.1	(0.3)	0.8
Currency translation adjustments:
Unrealized currency translation gains (losses)	(42.7)	1.4	(41.3)	(10.2)	—	(10.2)	0.8	(0.1)	0.7
Reclassification for currency translation losses included in net income	—	—	—	10.4	—	10.4	—	—	—
Pension and postretirement benefit obligations:
Unrealized pension and postretirement benefit obligations	63.2	(15.9)	47.3	(43.8)	10.9	(32.9)	157.3	(45.0)	112.3
Reclassification for pension and postretirement benefit obligations included in net income	(5.5)	1.4	(4.1)	(1.5)	0.4	(1.1)	0.9	(0.2)	0.7
Comprehensive income	1,047.7	(211.7)	836.0	898.5	(221.2)	677.3	1,135.4	(207.0)	928.4
Comprehensive loss attributable to noncontrolling interests	(3.9)	(0.9)	(4.8)	(1.7)	(0.1)	(1.8)	0.7	(1.2)	(0.5)
Comprehensive income attributable to Conagra Brands, Inc.	$1,051.6	$(210.8)	$840.8	$900.2	$(221.1)	$679.1	$1,134.7	$(205.8)	$928.9

The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

(in millions, except share data)

	May 31, 2020	May 26, 2019
ASSETS
Current assets
Cash and cash equivalents	$553.3	$236.6
Receivables, less allowance for doubtful accounts of $2.6 and $2.2	860.8	818.2
Inventories	1,377.9	1,548.9
Prepaid expenses and other current assets	93.9	93.4
Current assets held for sale	—	36.7
Total current assets	2,885.9	2,733.8
Property, plant and equipment
Land and land improvements	145.3	141.7
Buildings, machinery and equipment	4,144.6	3,915.1
Furniture, fixtures, office equipment and other	656.2	677.5
Construction in progress	243.8	172.0
	5,189.9	4,906.3
Less accumulated depreciation	(2,800.3)	(2,578.9)
Property, plant and equipment, net	2,389.6	2,327.4
Goodwill	11,436.3	11,435.4
Brands, trademarks and other intangibles, net	4,315.7	4,539.3
Other assets	1,273.4	915.5
Noncurrent assets held for sale	3.1	262.4
	$22,304.0	$22,213.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$1.1	$1.0
Current installments of long-term debt	845.5	20.6
Accounts payable	1,525.6	1,252.1
Accrued payroll	189.4	173.2
Other accrued liabilities	725.8	690.6
Current liabilities held for sale	—	5.1
Total current liabilities	3,287.4	2,142.6
Senior long-term debt, excluding current installments	8,900.8	10,459.8
Subordinated debt	—	195.9
Other noncurrent liabilities	2,165.1	1,951.8
Total liabilities	14,353.3	14,750.1
Commitments and contingencies (Note 16)
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 584,219,229	2,921.2	2,921.2
Additional paid-in capital	2,323.2	2,286.0
Retained earnings	5,471.2	5,047.9
Accumulated other comprehensive loss	(109.6)	(110.3)
Less treasury stock, at cost, 97,057,311 and 98,133,747 common shares	(2,729.9)	(2,760.2)
Total Conagra Brands, Inc. common stockholders' equity	7,876.1	7,384.6
Noncontrolling interests	74.6	79.1
Total stockholders' equity	7,950.7	7,463.7
	$22,304.0	$22,213.8

The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries

Consolidated Statements of Common Stockholders' Equity

(in millions)

	Conagra Brands, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 28, 2017	567.9	$2,839.7	$1,171.9	$4,247.0	$(212.9)	$(4,054.9)	$87.0	$4,077.8
Stock option and incentive plans			10.0	(0.8)		44.3	0.2	53.7
Spinoff of Lamb Weston				14.8				14.8
Adoption of ASU 2018-02				17.4	(17.4)			—
Currency translation adjustments					4.6		(3.9)	0.7
Repurchase of common shares						(967.3)		(967.3)
Unrealized gain on available-for-sale securities					0.8			0.8
Derivative adjustments					2.1			2.1
Activities of noncontrolling interests			(1.9)		(0.7)		(2.9)	(5.5)
Pension and postretirement healthcare benefits					113.0			113.0
Dividends declared on common stock; $0.85 per share				(341.9)				(341.9)
Net income attributable to Conagra Brands, Inc.				808.4				808.4
Balance at May 27, 2018	567.9	2,839.7	1,180.0	4,744.9	(110.5)	(4,977.9)	80.4	3,756.6
Stock option and incentive plans			(6.7)	0.1		39.6	0.1	33.1
Adoption of ASU 2016-01				0.6	(0.6)			—
Adoption of ASU 2014-09				0.5				0.5
Currency translation adjustments					2.1		(1.9)	0.2
Issuance of treasury shares			638.2			2,178.1		2,816.3
Issuance of common stock	16.3	81.5	474.2					555.7
Derivative adjustments					32.7			32.7
Activities of noncontrolling interests			0.3				0.5	0.8
Pension and postretirement healthcare benefits					(34.0)			(34.0)
Dividends declared on common stock; $0.85 per share				(376.5)				(376.5)
Net income attributable to Conagra Brands, Inc.				678.3				678.3
Balance at May 26, 2019	584.2	2,921.2	2,286.0	5,047.9	(110.3)	(2,760.2)	79.1	7,463.7
Stock option and incentive plans			37.2	(2.9)		30.3		64.6
Currency translation adjustments					(34.8)		(6.5)	(41.3)
Derivative adjustments					(7.7)			(7.7)
Activities of noncontrolling interests							2.0	2.0
Pension and postretirement healthcare benefits					43.2			43.2
Dividends declared on common stock; $0.85 per share				(413.9)				(413.9)
Net income attributable to Conagra Brands, Inc.				840.1				840.1
Balance at May 31, 2020	584.2	$2,921.2	$2,323.2	$5,471.2	$(109.6)	$(2,729.9)	$74.6	$7,950.7

The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

	For the Fiscal Years Ended May
	2020	2019	2018
Cash flows from operating activities:
Net income	$841.8	$678.4	$811.8
Income (loss) from discontinued operations	—	(1.9)	14.3
Income from continuing operations	841.8	680.3	797.5
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	388.9	333.0	257.0
Asset impairment charges	259.9	93.8	14.7
Loss (gain) on divestitures	2.2	(69.4)	—
Lease cancellation expense	—	—	48.2
Loss on extinguishment of debt	—	5.5	—
Significant litigation accruals	—	(39.3)	151.0
Proceeds from the settlement of interest rate swaps	—	47.5	—
Novation of a legacy guarantee	—	(27.3)	—
Earnings of affiliates in excess of distributions	(21.8)	(20.8)	(34.8)
Stock-settled share-based payments expense	59.2	33.7	37.9
Contributions to pension plans	(17.5)	(14.7)	(312.6)
Pension expense (benefit)	5.9	(22.7)	(56.1)
Other items	11.3	12.3	(34.0)
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Receivables	(43.8)	(69.1)	(4.7)
Inventories	163.5	78.0	(62.8)
Deferred income taxes and income taxes payable, net	23.1	83.7	10.5
Prepaid expenses and other current assets	(13.6)	(19.1)	3.2
Accounts payable	234.4	38.2	144.9
Accrued payroll	15.9	0.1	(8.0)
Other accrued liabilities	(66.8)	(9.4)	(32.2)
Net cash flows from operating activities - continuing operations	1,842.6	1,114.3	919.7
Net cash flows from operating activities - discontinued operations	—	11.2	34.5
Net cash flows from operating activities	1,842.6	1,125.5	954.2
Cash flows from investing activities:
Additions to property, plant and equipment	(369.5)	(353.1)	(251.6)
Sale of property, plant and equipment	14.0	22.5	8.0
Purchase of business, net of cash acquired	—	(5,119.2)	(337.1)
Proceeds from divestitures, net of cash divested	194.6	281.5	—
Purchase of marketable securities	(46.8)	(61.0)	—
Sales of marketable securities	53.8	52.2	—
Other items	0.1	11.1	4.5
Net cash flows from investing activities	(153.8)	(5,166.0)	(576.2)
Cash flows from financing activities:
Net short-term borrowings (repayments)	0.1	(277.3)	249.1
Issuance of long-term debt	—	8,310.5	800.0
Repayment of long-term debt	(947.5)	(3,972.7)	(242.3)
Debt issuance costs and bridge financing fees	—	(95.2)	(3.0)
Payment of intangible asset financing arrangement	(13.6)	(14.0)	(14.4)
Issuance of Conagra Brands, Inc. common shares, net	—	555.7	—
Repurchase of Conagra Brands, Inc. common shares	—	—	(967.3)
Cash dividends paid	(413.6)	(356.2)	(342.3)
Exercise of stock options and issuance of other stock awards, including tax withholdings	4.8	(1.6)	14.9
Other items	(0.6)	0.6	(1.6)
Net cash flows from financing activities	(1,370.4)	4,149.8	(506.9)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1.7)	(0.7)	5.5
Net change in cash and cash equivalents and restricted cash	316.7	108.6	(123.4)
Cash and cash equivalents and restricted cash at beginning of year	237.6	129.0	252.4
Cash and cash equivalents and restricted cash at end of year	$554.3	$237.6	$129.0

The accompanying Notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year — The fiscal year of Conagra Brands, Inc. ("Conagra Brands", "Company", "we", "us", or "our") ends the last Sunday in May. The fiscal years for the consolidated financial statements presented consist of a 53-week period for fiscal 2020 and 52-week periods for fiscal years 2019 and 2018.

Basis of Consolidation — The consolidated financial statements include the accounts of Conagra Brands, Inc. and all majority-owned subsidiaries. All significant intercompany investments, accounts, and transactions have been eliminated.

Investments in Unconsolidated Affiliates — The investments in, and the operating results of, 50%-or-less-owned entities not required to be consolidated are included in the consolidated financial statements on the basis of the equity method of accounting.

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

The following table details the balances of our allowance for doubtful accounts and changes therein:

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Other		Deductions from Reserves		Balance at Close of Period
Year ended May 31, 2020	$2.2	1.2	0.1	(1)	0.9	(2)	$2.6
Year ended May 26, 2019	$1.7	0.6	0.5	(1)	0.6	(2)	$2.2
Year ended May 27, 2018	$2.9	0.8	—		2.0	(2)	$1.7

(1)	Primarily relates to the acquisition of Pinnacle and translation.
(2)	Bad debts charged off and adjustments to previous reserves, less recoveries.

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

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

In fiscal 2020, 2019, and 2018 we elected to perform a quantitative impairment test for other intangible assets not subject to amortization.  The estimates of fair value of intangible assets not subject to amortization are determined using a "relief from royalty" methodology, which is used in estimating the fair value of our brands/trademarks. Discount rate assumptions are based

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

on an assessment of the risk inherent in the projected future cash flows generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates.

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

Refer to Note 8 for discussion of the impairment charges related to goodwill and intangible assets in fiscal 2020, 2019, and 2018.

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

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

promotional offers that will be redeemed by either the retail trade or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. Differences between estimated expense and actual redemptions are recognized as a change in management estimate in a subsequent period.

Advertising Costs — Advertising costs are expensed as incurred. Advertising and promotion expenses totaled $230.7 million, $253.4 million, and $278.6 million in fiscal 2020, 2019, and 2018, respectively, and are included in selling, general and administrative ("SG&A") expenses.

Research and Development — We incurred expenses of $56.4 million, $56.1 million, and $47.3 million for research and development activities in fiscal 2020, 2019, and 2018, respectively.

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

The following table details the accumulated balances for each component of other comprehensive income, net of tax:

	2020	2019	2018
Currency translation losses, net of reclassification adjustments	$(125.7)	$(90.9)	$(94.7)
Derivative adjustments, net of reclassification adjustments	26.3	34.0	1.0
Unrealized gains on available-for-sale securities	—	—	0.6
Pension and postretirement benefit obligations, net of reclassification adjustments	(10.2)	(53.4)	(17.4)
Accumulated other comprehensive loss [1]	$(109.6)	$(110.3)	$(110.5)

1Net of unrealized gains on available-for-sale securities reclassified to retained earnings as a result of the adoption of ASU 2016-01 in fiscal 2019 and net of stranded tax effects from change in tax rate as a result of the early adoption of ASU 2018-02 in fiscal 2018 in the amount of $0.6 million and $17.4 million, respectively.

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

The following table summarizes the reclassifications from accumulated other comprehensive loss into income:

				Affected Line Item in the Consolidated Statement of Earnings[1]
	2020	2019	2018
Net derivative adjustments:
Cash flow hedges	$(3.3)	$(1.9)	$0.1	Interest expense, net
	(3.3)	(1.9)	0.1	Total before tax
	0.9	0.5	—	Income tax expense
	$(2.4)	$(1.4)	$0.1	Net of tax
Amortization of pension and postretirement benefit obligations:
Net prior service cost (benefit)	$0.6	$0.9	$(0.4)	Pension and postretirement non-service income
Net actuarial gain	(4.6)	(1.4)	—	Pension and postretirement non-service income
Pension settlement	(2.1)	—	1.3	Pension and postretirement non-service income
Postretirement healthcare settlement	(0.2)	(1.0)	—	Pension and postretirement non-service income
Curtailment	0.8	—	—	Pension and postretirement non-service income
	(5.5)	(1.5)	0.9	Total before tax
	1.4	0.4	(0.2)	Income tax expense
	$(4.1)	$(1.1)	$0.7	Net of tax
Currency translation losses	$—	$10.4	$—	Selling, general and administrative expenses
	—	10.4	—	Total before tax
	—	—	—	Income tax expense
	$—	$10.4	$—	Net of tax

1Amounts in parentheses indicate income recognized in the Consolidated Statements of Earnings.

Foreign Currency Transaction Gains and Losses — We recognized net foreign currency transaction losses from continuing operations of $1.7 million, $2.3 million, and $1.4 million in fiscal 2020, 2019, and 2018, respectively, in SG&A expenses.

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

Accounting Changes — In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases, Topic 842, which requires lessees to reflect most leases on their balance sheet as assets and obligations. We adopted this ASU in the first quarter of fiscal 2020 using the optional transition method provided under ASU 2018-11, Leases, Topic 842: Targeted Improvement, issued in July 2018, allowing for application of the standard at adoption date, with recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We also elected certain

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

practical expedients permitted under the transition guidance, including not reassessing whether existing contracts contain leases and carrying forward the historical classification of leases. The most significant impact of adoption on our Consolidated Financial Statements was the recognition of right-of-use ("ROU") assets and lease liabilities for operating leases. Our accounting for finance leases remained substantially unchanged. Upon adoption, we had total lease assets of $238.4 million and total lease liabilities of $267.0 million. The difference is primarily due to prepaid and deferred rent balances that were reclassified to the ROU asset value. The adoption of this ASU did not result in a cumulative-effect adjustment to the opening balance of retained earnings and did not impact our Consolidated Statements of Earnings or our Consolidated Statements of Cash Flows. See Note 15 for additional information related to our lease arrangements.

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

Recently Issued Accounting Standards — In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), to update the methodology used to measure current expected credit losses ("CECL"). This ASU applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet credit exposures, such as loan commitments. This ASU replaces the current incurred loss impairment methodology with a methodology to reflect CECL and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings in the period of adoption. This ASU will be effective beginning in the first quarter of our fiscal year 2021.  We do not expect ASU 2016-13 to have a material impact to our consolidated financial statements and related disclosures.

2. ACQUISITIONS

On October 26, 2018, we acquired Pinnacle Foods Inc. ("Pinnacle"), a branded packaged foods company specializing in shelf-stable and frozen foods. Pursuant to the Agreement and Plan of Merger, dated as of June 26, 2018 (the "Merger Agreement"), among the Company, Pinnacle, and Patriot Merger Sub Inc., a wholly-owned subsidiary of the Company that ceased to exist at the effective time of the merger, each outstanding share of Pinnacle common stock was converted into the right to receive $43.11 per share in cash and 0.6494 shares of common stock, par value $5.00 per share, of the Company ("Company Shares") (together, the "Merger Consideration"), with cash payable in lieu of fractional shares of Company Shares. The total amount of consideration paid in connection with the acquisition was approximately $8.03 billion and consisted of: (1) cash of $5.17 billion ($5.12 billion net of cash acquired); (2) 77.5 million Company Shares, with an approximate value of $2.82 billion, issued out of the Company's treasury; and (3) replacement awards issued to former Pinnacle employees representing the fair value attributable to pre-combination service (see Note 13) of $51.1 million.

In connection with the acquisition, we issued long-term debt of $8.33 billion (see Note 4) (which included funding under a new term loan agreement) and received cash proceeds of $575.0 million ($555.7 million net of related fees) from the issuance of common stock in an underwritten public offering. We used such proceeds for the payment of the cash portion of the Merger Consideration, the repayment of Pinnacle debt acquired, the refinancing of certain Conagra Brands debt, and the payment of related fees and expenses.

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

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

During fiscal 2020, we made adjustments to our initial allocations, which resulted in an increase to goodwill of $10.1 million primarily as the result of changes in the values of certain inventory, deferred income taxes, and other noncurrent liabilities as we refined our fair value estimates. These changes did not have a significant impact on our net income.

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

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

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

3. RESTRUCTURING ACTIVITIES

Pinnacle Integration Restructuring Plan

In December 2018, our Board of Directors (the "Board") approved a restructuring and integration plan related to the ongoing integration of the recently acquired operations of Pinnacle (the "Pinnacle Integration Restructuring Plan") for the purpose of achieving significant cost synergies between the companies. We expect to incur material charges for exit and disposal activities under U.S. GAAP. Although we remain unable to make good faith estimates relating to the entire Pinnacle Integration Restructuring Plan, we are reporting on actions initiated through the end of fiscal 2020, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. We have approved the incurrence of up to $360.0 million ($255.0 million of cash charges and $105.0 million of non-cash charges) in relation to operational expenditures under the Pinnacle Integration Restructuring Plan. We have incurred or expect to incur approximately $360.2 million of charges ($277.2 million of cash charges and $83.0 million of non-cash charges) for actions identified to date under the Pinnacle Integration Restructuring Plan. We recognized charges of $73.8 million and $168.2 million in connection with the Pinnacle Integration Restructuring Plan in fiscal 2020 and 2019, respectively. We expect to incur costs related to the Pinnacle Integration Restructuring Plan through fiscal 2022.

We anticipate that we will recognize the following pre-tax expenses in association with the Pinnacle Integration Restructuring Plan (amounts include charges recognized from plan inception through the end of fiscal 2020):

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$9.9	$5.6	$—	$—	$15.5
Other cost of goods sold	7.7	9.2	0.7	—	17.6
Total cost of goods sold	17.6	14.8	0.7	—	33.1
Severance and related costs	—	4.3	1.5	115.1	120.9
Asset impairment (net of gains on disposal)	36.2	3.8	—	2.9	42.9
Accelerated depreciation	—	—	—	7.4	7.4
Contract/lease termination	1.4	4.7	0.8	17.7	24.6
Consulting/professional fees	0.2	—	0.8	90.3	91.3
Other selling, general and administrative expenses	10.2	1.1	0.3	28.4	40.0
Total selling, general and administrative expenses	48.0	13.9	3.4	261.8	327.1
Consolidated total	$65.6	$28.7	$4.1	$261.8	$360.2

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

During fiscal 2020, we recognized the following pre-tax expenses for the Pinnacle Integration Restructuring Plan:

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$0.6	$2.1	$—	$—	$2.7
Other cost of goods sold	0.3	—	—	—	0.3
Total cost of goods sold	0.9	2.1	—	—	3.0
Severance and related costs	—	4.3	0.2	4.3	8.8
Asset impairment (net of gains on disposal)	0.2	3.8	—	2.9	6.9
Accelerated depreciation	—	—	—	2.7	2.7
Contract/lease termination	—	—	—	14.8	14.8
Consulting/professional fees	0.2	—	0.6	29.2	30.0
Other selling, general and administrative expenses	—	0.1	0.2	7.3	7.6
Total selling, general and administrative expenses	0.4	8.2	1.0	61.2	70.8
Consolidated total	$1.3	$10.3	$1.0	$61.2	$73.8

Included in the above results are $51.2 million of charges that have resulted or will result in cash outflows and $22.6 million in non-cash charges.

We recognized the following cumulative (plan inception to May 31, 2020) pre-tax expenses for the Pinnacle Integration Restructuring Plan in our Consolidated Statements of Earnings:

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$0.6	$2.1	$—	$—	$2.7
Other cost of goods sold	1.8	1.5	0.7	—	4.0
Total cost of goods sold	2.4	3.6	0.7	—	6.7
Severance and related costs	—	4.3	1.5	115.1	120.9
Asset impairment (net of gains on disposal)	0.2	3.8	—	2.9	6.9
Accelerated depreciation	—	—	—	7.4	7.4
Contract/lease termination	—	—	0.8	15.1	15.9
Consulting/professional fees	0.2	—	0.8	67.3	68.3
Other selling, general and administrative expenses	—	0.1	0.3	15.5	15.9
Total selling, general and administrative expenses	0.4	8.2	3.4	223.3	235.3
Consolidated total	$2.8	$11.8	$4.1	$223.3	$242.0

Included in the above results are $212.4 million of charges that have resulted or will result in cash outflows and $29.6 million in non-cash charges.

Liabilities recorded for the Pinnacle Integration Restructuring Plan and changes therein for fiscal 2020 were as follows:

	Balance at May 26, 2019	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at May 31, 2020
Severance and related costs	$76.9	$11.0	$(62.1)	$(2.2)	$23.6
Contract/lease termination	1.0	4.6	(5.1)	—	0.5
Consulting/professional fees	18.4	30.0	(40.9)	—	7.5
Other costs	1.2	7.6	(8.8)	—	—
Total	$97.5	$53.2	$(116.9)	$(2.2)	$31.6

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

Conagra Restructuring Plan

In fiscal 2019, management initiated a restructuring plan (the "Conagra Restructuring Plan") for costs in connection with actions taken to improve SG&A effectiveness and efficiencies and to optimize our supply chain network. Although we remain unable to make good faith estimates relating to the entire Conagra Restructuring Plan, we are reporting on actions initiated through the end of fiscal 2020, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of May 31, 2020, we have approved the incurrence of $131.1 million ($38.2 million of cash charges and $92.9 million of non-cash charges) for several projects associated with the Conagra Restructuring Plan. We have incurred or expect to incur $129.5 million of charges ($40.1 million of cash charges and $89.4 million of non-cash charges) for actions identified to date under the Conagra Restructuring Plan. We recognized charges of $64.4 million and $2.2 million in connection with the Conagra Restructuring Plan in fiscal 2020 and 2019, respectively. We expect to incur costs related to the Conagra Restructuring Plan over a multi-year period.

We anticipate that we will recognize the following pre-tax expenses in association with the Conagra Restructuring Plan (amounts include charges recognized from plan inception through the end of fiscal 2020):

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$38.0	$20.1	$—	$—	$58.1
Other cost of goods sold	9.0	1.0	—	—	10.0
Total cost of goods sold	47.0	21.1	—	—	68.1
Severance and related costs	12.1	3.5	1.2	0.7	17.5
Asset impairment (net of gains on disposal)	25.0	0.2	0.1	—	25.3
Contract/lease termination	0.2	—	—	0.1	0.3
Consulting/professional fees	—	—	—	1.2	1.2
Other selling, general and administrative expenses	14.3	1.9	0.3	—	16.5
Total selling, general and administrative expenses	51.6	5.6	1.6	2.0	60.8
Total	$98.6	$26.7	$1.6	$2.0	$128.9
Pension and postretirement non-service income					0.6
Consolidated total					$129.5

During fiscal 2020, we recognized the following pre-tax expenses for the Conagra Restructuring Plan:

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$24.1	$3.4	$—	$—	$27.5
Other cost of goods sold	2.5	0.2	—	—	2.7
Total cost of goods sold	26.6	3.6	—	—	30.2
Severance and related costs	4.7	1.3	0.5	0.5	7.0
Asset impairment (net of gains on disposal)	25.0	0.2	0.1	—	25.3
Contract/lease termination	—	—	—	0.1	0.1
Other selling, general and administrative expenses	0.9	0.3	—	—	1.2
Total selling, general and administrative expenses	30.6	1.8	0.6	0.6	33.6
Total	$57.2	$5.4	$0.6	$0.6	$63.8
Pension and postretirement non-service income					0.6
Consolidated total					$64.4

Included in the above results are $11.4 million of charges that have resulted or will result in cash outflows and $53.0 million in non-cash charges.

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

We recognized the following cumulative (plan inception to May 31, 2020) pre-tax expenses for the Conagra Restructuring Plan in our Consolidated Statements of Earnings:

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$24.1	$4.2	$—	$—	$28.3
Other cost of goods sold	2.5	0.2	—	—	2.7
Total cost of goods sold	26.6	4.4	—	—	31.0
Severance and related costs	4.7	1.8	1.2	0.7	8.4
Asset impairment (net of gains on disposal)	25.0	0.2	0.1	—	25.3
Contract/lease termination	—	—	—	0.1	0.1
Other selling, general and administrative expenses	0.9	0.3	—	—	1.2
Total selling, general and administrative expenses	30.6	2.3	1.3	0.8	35.0
Total	$57.2	$6.7	$1.3	$0.8	$66.0
Pension and postretirement non-service income					0.6
Consolidated total					$66.6

Included in the above results are $12.8 million of charges that have resulted or will result in cash outflows and $53.8 million in non-cash charges.

Liabilities recorded for the Conagra Restructuring Plan and changes therein for fiscal 2020 were as follows:

	Balance at May 26, 2019	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at May 31, 2020
Severance and related costs	$1.2	$7.5	$(1.7)	$(0.5)	$6.5
Contract/lease termination	—	0.1	(0.1)	—	—
Other costs	—	3.7	(3.7)	—	—
Total	$1.2	$11.3	$(5.5)	$(0.5)	$6.5

Supply Chain and Administrative Efficiency Plan

As of May 31, 2020, we had substantially completed our restructuring activities related to our Supply Chain and Administrative Efficiency Plan (the "SCAE Plan"). We recognized charges of $1.3 million, $9.6 million, and $38.0 million in connection with the SCAE Plan related to our continuing operations in fiscal 2020, 2019, and 2018, respectively. We have recognized $471.2 million in pre-tax expenses ($103.3 million in cost of goods sold, $365.6 million in SG&A expenses, and $2.3 million in pension and postretirement non-service income) from the inception of the SCAE Plan through May 31, 2020, related to our continuing operations. Included in these results were $322.0 million of cash charges and $149.2 million of non-cash charges.

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

4. LONG-TERM DEBT

	May 31, 2020	May 26, 2019
5.4% senior debt due November 2048	$1,000.0	$1,000.0
4.65% senior debt due January 2043	176.7	176.7
6.625% senior debt due August 2039	91.4	91.4
5.3% senior debt due November 2038	1,000.0	1,000.0
8.25% senior debt due September 2030	300.0	300.0
4.85% senior debt due November 2028	1,300.0	1,300.0
7.0% senior debt due October 2028	382.2	382.2
6.7% senior debt due August 2027	9.2	9.2
7.125% senior debt due October 2026	262.5	262.5
4.6% senior debt due November 2025	1,000.0	1,000.0
4.3% senior debt due May 2024	1,000.0	1,000.0
LIBOR plus 1.50% term loan due October 2023	—	200.0
3.2% senior debt due January 2023	837.0	837.0
3.25% senior debt due September 2022	250.0	250.0
LIBOR plus 1.375% term loan due October 2021	—	200.0
3.8% senior debt due October 2021	1,200.0	1,200.0
9.75% subordinated debt due March 2021	195.9	195.9
LIBOR plus 0.75% senior debt due October 2020	—	525.0
LIBOR plus 0.50% senior debt due October 2020	500.0	500.0
4.95% senior debt due August 2020	126.6	126.6
2.00% to 9.59% lease financing obligations due on various dates through 2033	155.1	165.4
Other indebtedness	0.1	0.1
Total face value of debt	9,786.7	10,722.0
Unamortized fair value adjustment	21.2	24.5
Unamortized discounts	(17.2)	(19.0)
Unamortized debt issuance costs	(44.6)	(52.1)
Adjustment due to hedging activity	0.2	0.9
Less current installments	(845.5)	(20.6)
Total long-term debt	$8,900.8	$10,655.7

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years following May 31, 2020, are as follows:

2021	$844.7
2022	1,221.4
2023	1,105.0
2024	1,015.0
2025	13.8

Pinnacle Acquisition Financing

In the first quarter of fiscal 2019, in connection with the announcement of the acquisition of Pinnacle Foods Inc. (the "Pinnacle acquisition"), we secured $9.0 billion in fully committed bridge financing. Prior to the acquisition, we capitalized financing costs related to the bridge financing of $45.7 million to be amortized over the commitment period. Our net interest expense included $11.9 million for fiscal 2019 as a result of this amortization. The bridge facility was terminated in connection with the acquisition, and we recognized $33.8 million of expense within SG&A expenses in fiscal 2019 for the remaining unamortized financing costs.

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

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

In connection with our acquisition of Pinnacle, we prepaid in full $2.40 billion of obligations and liabilities of Pinnacle under or in respect of Pinnacle's credit agreement and other debt agreements. We also redeemed $350.0 million in aggregate principal amount of Pinnacle's outstanding 5.875% senior notes due January 15, 2024 and recognized a charge of $3.9 million in fiscal 2019 as a cost of early retirement of debt.

During fiscal 2019, we repaid $900.0 million of our borrowings under the Term Loan Agreement, which repayment consisted of $450.0 million of the three-year tranche loans and $450.0 million of the five-year tranche loans. During fiscal 2020, we repaid the remaining $400.0 million outstanding principal balances of our borrowings under the Term Loan Agreement, of which repayment consisted of $200.0 million of the three-year tranche loans and $200.0 million of the five-year tranche loans. The Term Loan Agreement was terminated after these repayments.

During fiscal 2020, we also redeemed the entire outstanding $525.0 million aggregate principal amount of our floating rate notes due October 22, 2020 in two separate redemptions totaling $250.0 million and $275.0 million in the third and fourth quarters of fiscal 2020, respectively.

In the first quarter of fiscal 2019, we entered into deal-contingent forward starting interest rate swap contracts (see Note 17) to hedge a portion of the interest rate risk related to our anticipated issuance of long-term debt to help finance the Pinnacle acquisition. During the second quarter of fiscal 2019, we terminated the interest rate swap contracts and received proceeds of $47.5 million. This gain was deferred in accumulated other comprehensive income and is being amortized as a reduction of interest expense over the lives of the related debt instruments. Our net interest expense was reduced by $3.5 million and $2.0 million in fiscal 2020 and fiscal 2019, respectively, due to the impact of these interest rate swap contracts.

Other Long-Term Debt

During the fourth quarter of fiscal 2020, we entered into an unsecured term loan agreement (the "Credit Agreement") with a financial institution. The Credit Agreement provides for delayed draw term loans to the Company in an aggregate principal amount not in excess of $600.0 million (subject to increase to a maximum aggregate principal amount of $750.0 million). The Credit Agreement matures on May 21, 2023. As of May 31, 2020, there were no outstanding borrowings under the Credit Agreement.

Borrowings under the Credit Agreement will bear interest at, at the Company's election, either (a) LIBOR plus a percentage spread (ranging from 1.125% to 1.75%) based on the Company's senior unsecured long-term indebtedness ratings or (b) the alternate base rate, described in the Credit Agreement as the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) one-month LIBOR plus 1.00%, plus a percentage spread (ranging from 0% to 0.625%) based on the Company's senior unsecured long-term indebtedness ratings. The Company may voluntarily prepay term loans under the Credit Agreement, in whole or in part, without penalty, subject to certain conditions.

In fiscal 2018, we entered into a term loan agreement (the "Prior Term Loan Agreement") with a financial institution. The Prior Term Loan Agreement provided for term loans to the Company in an aggregate principal amount not to exceed $300.0 million, maturing on February 26, 2019. During the fourth quarter of fiscal 2018, we borrowed the full amount of the $300.0 million provided for under the Prior Term Loan Agreement. During the second quarter of fiscal 2019, we repaid in full the

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

principal balance of all term loans outstanding under the Prior Term Loan Agreement. This did not result in a significant gain or loss.

In fiscal 2018, we repaid the remaining principal balance of $70.0 million of our 2.1% senior notes on the maturity date of March 15, 2018, the remaining principal balance of $119.6 million of our 1.9% senior notes on the maturity date of January 25, 2018, and the remaining capital lease liability balance of $28.5 million in connection with the early exit of an unfavorable lease contract.

In fiscal 2018, we issued $500.0 million aggregate principal amount of floating rate notes due October 9, 2020. The notes bear interest at a rate equal to three-month LIBOR plus 0.50% per annum.

General

Our most restrictive debt agreement (the Revolving Credit Facility (as defined in Note 5)) generally requires our ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest expense not to be less than 3.0 to 1.0 and our ratio of funded debt to EBITDA not to exceed certain decreasing specified levels, ranging from 5.25 through the first quarter of fiscal 2021 to 3.75 from the second quarter of fiscal 2023 and thereafter, with each ratio to be calculated on a rolling four-quarter basis. As of May 31, 2020, we were in compliance with all financial covenants under the Revolving Credit Facility.

Net interest expense consists of:

	2020	2019	2018
Long-term debt	$495.9	$385.9	$161.2
Short-term debt	0.9	15.0	4.8
Interest income	(3.1)	(6.8)	(3.8)
Interest capitalized	(6.6)	(2.7)	(3.5)
	$487.1	$391.4	$158.7

Interest paid from continuing operations was $494.6 million, $375.6 million, and $164.5 million in fiscal 2020, 2019, and 2018, respectively.
5. CREDIT FACILITIES AND BORROWINGS

At May 31, 2020, we had a revolving credit facility (the "Revolving Credit Facility") with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $1.6 billion (subject to increase to a maximum aggregate principal amount of $2.1 billion with the consent of the lenders). The Revolving Credit Facility matures on July 11, 2024 and is unsecured. The term of the Revolving Credit Facility may be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. As of May 31, 2020, there were no outstanding borrowings under the Revolving Credit Facility.

The Revolving Credit Facility contains events of default customary for unsecured investment grade credit facilities with corresponding grace periods. The Revolving Credit Facility contains customary affirmative and negative covenants for unsecured investment grade credit facilities of this type. It generally requires our ratio of EBITDA to interest expense not to be less than 3.0 to 1.0 and our ratio of funded debt to EBITDA not to exceed certain decreasing specified levels, ranging from 5.25 through the first quarter of fiscal 2021 to 3.75 from the second quarter of fiscal 2023 and thereafter, with each ratio to be calculated on a rolling four-quarter basis. As of May 31, 2020, we were in compliance with all financial covenants under the Revolving Credit Facility.

We finance our short-term liquidity needs with bank borrowings, commercial paper borrowings, and bankers' acceptances. There were no outstanding borrowings under our commercial paper program as of May 31, 2020 and May 26, 2019.

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

6. DIVESTITURES AND ASSETS HELD FOR SALE

Lender's® Bagel Business

During the third quarter of fiscal 2020, we completed the sale of our Lender's® bagel business for net proceeds of $33.2 million, subject to final working capital adjustments. The business results were previously reported primarily in our Refrigerated & Frozen segment, and to a lesser extent within our Foodservice segment.

In connection with the sale of our Lender's® bagel business, we recognized an impairment charge of $27.6 million within SG&A expenses in the second quarter of fiscal 2020.

The assets and liabilities classified as held for sale reflected in our Consolidated Balance Sheets related to the Lender's® bagel business were as follows:

May 26, 2019
Current assets	$5.4
Noncurrent assets (including goodwill of $19.3 million)	62.3
Current liabilities	0.5

DSD Snacks Business

During the second quarter of fiscal 2020, we completed the sale of our Direct Store Delivery ("DSD") snacks business for net proceeds of $137.5 million, including final working capital adjustments. The business results were previously reported in our Grocery & Snacks segment.

In connection with the sale of our DSD snacks business, we recognized an impairment charge of $31.4 million within SG&A expenses in the first quarter of fiscal 2020.

The assets and liabilities classified as held for sale reflected in our Consolidated Balance Sheets related to the DSD snacks business were as follows:

May 26, 2019
Current assets	$21.4
Noncurrent assets (including goodwill of $34.6 million)	156.2
Current liabilities	4.6

Lamb Weston Spinoff

On November 9, 2016, we completed the spinoff of our Lamb Weston business. As of such date, we did not beneficially own any equity interest in Lamb Weston and no longer consolidated Lamb Weston into our financial results. Included within discontinued operations during fiscal 2019 and 2018 was an after-tax loss of $2.8 million and after-tax income of $14.3 million, respectively, due primarily to income tax adjustments.

We entered into a transition services agreement in connection with the Lamb Weston Spinoff and recognized $2.2 million of income for the performance of services during fiscal 2018, classified within SG&A expenses.

Private Brands Operations

On February 1, 2016, we completed the disposition of our Private Brands operations to TreeHouse Foods, Inc. ("TreeHouse"). Included within discontinued operations during fiscal 2019 and 2018 was after-tax income of $0.9 million and an after-tax loss of $0.1 million, respectively, related to the Private Brands operations. We entered into a transition services agreement with TreeHouse and recognized $2.2 million of income for the performance of services during fiscal 2018, classified within SG&A expenses.

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

Other Divestitures

During the third quarter of fiscal 2020, we completed the sale of our peanut butter manufacturing facility in Streator, Illinois. The sale was part of a broader initiative to optimize the Company's peanut butter business, which also included the decision to exit the manufacture and sale of private label peanut butter. The business results were previously reported primarily in our Grocery & Snacks segment, and to a lesser extent within our Foodservice segment. We received net proceeds of $24.8 million, subject to final working capital adjustments.

In connection with this divestiture, we recognized impairment charges of $23.0 million within SG&A expenses in the first half of fiscal 2020. These charges have been included in restructuring activities.

The assets held for sale reflected in our Consolidated Balance Sheets related to the exit of our private label peanut butter business were as follows:

May 26, 2019
Current assets	$9.9
Noncurrent assets (including goodwill of $10.3 million at May 26, 2019)	35.7

During the fourth quarter of fiscal 2019, we completed the sale of our Italian-based frozen pasta business, Gelit, for proceeds net of cash divested of $80.1 million, including final working capital adjustments. The business results were previously reported primarily in our Refrigerated & Frozen segment. We recognized a gain on the sale of $23.1 million included within SG&A expenses.

During the fourth quarter of fiscal 2019, we completed the sale of our Wesson® oil business for net proceeds of $168.3 million, including final working capital adjustments. The business results were previously reported primarily in our Grocery & Snacks segment, and to a lesser extent within the Foodservice and International segments. We recognized a gain on the sale of $33.1 million included within SG&A expenses.

During the first quarter of fiscal 2019, we completed the sale of our Del Monte® processed fruit and vegetable business in Canada, which was previously reported in our International segment, for combined proceeds of $32.2 million. We recognized a gain on the sale of $13.2 million, included within SG&A expenses.

Other Assets Held for Sale

From time to time, we actively market certain other assets. Balances totaling $3.1 million and $8.2 million at May 31, 2020 and May 26, 2019, respectively, have been reclassified as noncurrent assets held for sale within our Consolidated Balance Sheets for periods prior to the disposal of these individual asset groups.

7. INVESTMENTS IN JOINT VENTURES

The total carrying value of our equity method investments at the end of fiscal 2020 and 2019 was $798.7 million and $796.3 million, respectively. These amounts are included in other assets and reflect our 44% ownership interest in Ardent Mills and 50% ownership interests in other joint ventures. Due to differences in fiscal reporting periods, we recognized the equity method investment earnings on a lag of approximately one month.

In fiscal 2020, we had purchases from our equity method investees of $32.5 million. Total dividends received from equity method investments in fiscal 2020 were $51.4 million.

In fiscal 2019, we had purchases from our equity method investees of $39.4 million. Total dividends received from equity method investments in fiscal 2019 were $55.0 million.

In fiscal 2018, we had purchases from our equity method investees of $34.9 million. Total dividends received from equity method investments in fiscal 2018 were $62.5 million.

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

Summarized combined financial information for our equity method investments on a 100% basis is as follows:

	2020	2019	2018
Net Sales:
Ardent Mills	$3,393.9	$3,476.0	$3,344.1
Others	225.0	195.4	198.8
Total net sales	$3,618.9	$3,671.4	$3,542.9
Gross margin:
Ardent Mills	$313.1	$281.9	$386.5
Others	49.4	45.5	34.8
Total gross margin	$362.5	$327.4	$421.3
Earnings after income taxes:
Ardent Mills	$144.5	$151.9	$197.0
Others	19.3	18.1	10.1
Total earnings after income taxes	$163.8	$170.0	$207.1

	May 31, 2020	May 26, 2019
Ardent Mills:
Current assets	$1,010.6	$952.6
Noncurrent assets	1,720.2	1,669.8
Current liabilities	454.8	361.2
Noncurrent liabilities	503.4	496.9
Others:
Current assets	$87.1	$89.2
Noncurrent assets	24.5	19.0
Current liabilities	44.1	43.4
Noncurrent liabilities	8.3	0.7

8. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The change in the carrying amount of goodwill for fiscal 2020 and 2019 was as follows:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Balance as of May 27, 2018	$2,582.5	$1,080.6	$242.9	$571.1	$4,477.1
Acquisitions	2,157.3	4,561.8	61.3	181.6	6,962.0
Purchase accounting adjustments	1.5	—	—	—	1.5
Currency translation	—	—	(5.2)	—	(5.2)
Balance as of May 26, 2019	$4,741.3	$5,642.4	$299.0	$752.7	$11,435.4
Purchase accounting adjustments	3.5	5.9	0.7	—	10.1
Currency translation	—	—	(9.2)	—	(9.2)
Balance as of May 31, 2020	$4,744.8	$5,648.3	$290.5	$752.7	$11,436.3

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

Other identifiable intangible assets were as follows:

	2020		2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$3,396.1	$—	$3,559.6	$—
Amortizing intangible assets	1,239.4	319.8	1,239.9	260.2
	$4,635.5	$319.8	$4,799.5	$260.2

During the first quarter fiscal 2020, we reorganized our reporting segments to incorporate the Pinnacle business into our legacy reporting segments to reflect how the business is now being managed. Accordingly, we reassigned goodwill from the legacy Pinnacle segment to the applicable reporting units of the legacy Conagra segments, consistent with the Company's new management structure. The allocation of goodwill to Grocery & Snacks, Refrigerated & Frozen, International, and Foodservice was $2.19 billion, $4.58 billion, $58.5 million, and $181.6 million, respectively, inclusive of goodwill related to businesses divested in fiscal 2020. We tested goodwill for impairment both prior to and subsequent to the reallocation of Pinnacle goodwill and there were no impairments of goodwill. Such impairment tests are performed by estimating the fair value of each reporting unit and comparing that to the carrying amount of the net assets of the applicable reporting unit. If the estimated fair value of a reporting unit is less than its carrying value, such deficit is recognized as an impairment of goodwill.

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

Several of our reporting units have an estimated fair value substantially in excess of the carrying value. Three of our reporting units with aggregate goodwill of $3.49 billion have an estimated fair value that exceeds the respective carrying value as of our most recent quantitative testing date in the first quarter of fiscal 2020 as follows:

	Carrying Value of Goodwill	Excess Fair Value as of Fiscal 2020 Test Date
Sides, Components, Enhancers (part of Refrigerated & Frozen segment)	$2,636.6	18.1%
Foodservice	752.7	36.7%
Canada (part of International segment)	96.2	32.0%

In the fourth quarter of fiscal 2020, we performed our annual goodwill impairment assessment on all of our reporting units and found no indicators of impairment. We completed a qualitative assessment which considered, among other things, an increase in our market capitalization from our previous testing date, the current interest rate environment, and recent events which have had a positive impact on our financial results for most of our reporting units. While retail sales have increased due to higher than anticipated consumer demand for our products, our Foodservice segment has experienced a negative impact from shelter in place mandates limiting access to away-from-home establishments. Due to the temporary nature of the shelter in place orders, we determined that there was no impairment triggering event as it was not more likely than not that the fair value of this reporting unit is less than its carrying amount. Given the evolving nature and uncertainty of the COVID-19 pandemic, we will continue to evaluate the impact on our reporting units as changes to these assumptions could result in future impairments.

Amortizing intangible assets, carrying a remaining weighted-average life of approximately 20 years, are principally composed of customer relationships and acquired intellectual property. For fiscal 2020, 2019, and 2018, we recognized amortization expense of $59.8 million, $49.1 million, and $34.9 million, respectively. Based on amortizing assets recognized in our Consolidated Balance Sheet as of May 31, 2020, amortization expense for the next five years is estimated to be as follows:

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

2021	$59.7
2022	59.7
2023	57.4
2024	54.1
2025	53.9

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

During fiscal 2020, as a result of our annual impairment test for indefinite lived intangibles, we recognized impairment charges in SG&A expenses of $146.2 million, primarily within our Grocery & Snacks and Refrigerated & Frozen segments, largely associated with brands that were recorded at fair value in recent acquisitions. The more notable brands with impairments include Frontera®, Gardein®, Glutino®, Hungry Man®, and Udi’s®. While most of our recently acquired brands continue to remain on track with previous assumptions, these brands have had lower than expected sales or profit margins which have led to some revisions in our original assumptions (most notably declines in our assumed royalty rates).

During fiscal 2020, in conjunction with the divestiture of our Direct Store Delivery ("DSD") snacks business, our Lender’s® bagel business, and the exit of our private label peanut butter business, we reclassified $64.2 million and $122.1 million of goodwill and other identifiable intangible assets, respectively, to noncurrent assets held for sale for periods prior to the divestiture.

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

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	2020	2019	2018
Net income attributable to Conagra Brands, Inc. common stockholders:
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$840.1	$680.2	$794.1
Income (loss) from discontinued operations, net of tax, attributable to Conagra Brands, Inc. common stockholders	—	(1.9)	14.3
Net income attributable to Conagra Brands, Inc. common stockholders	$840.1	$678.3	$808.4
Weighted average shares outstanding:
Basic weighted average shares outstanding	487.3	444.0	403.9
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	1.3	1.6	3.5
Diluted weighted average shares outstanding	488.6	445.6	407.4

For fiscal 2020, 2019, and 2018, there were 1.9 million, 2.0 million, and 1.3 million stock options outstanding, respectively, that were excluded from the computation of diluted weighted average shares because the effect was antidilutive.

10. INVENTORIES

The major classes of inventories were as follows:

	May 31, 2020	May 26, 2019
Raw materials and packaging	$291.6	$272.9
Work in process	125.2	126.9
Finished goods	887.8	1,083.1
Supplies and other	73.3	66.0
Total	$1,377.9	$1,548.9

11. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consisted of:

	May 31, 2020	May 26, 2019
Postretirement health care and pension obligations	$324.9	$262.5
Noncurrent income tax liabilities	1,330.1	1,349.0
Noncurrent lease liabilities	206.1	—
Self-insurance liabilities	37.5	42.9
Environmental liabilities (see Note 16)	61.5	56.8
Legal settlement costs (see Note 16)	63.1	74.1
Technology agreement liability	14.6	28.7
Other	127.3	137.8
	$2,165.1	$1,951.8

12. CAPITAL STOCK

The total number of shares we are authorized to issue is 1,218,050,000 shares, which shares may be issued as follows: 1,200,000,000 shares of common stock, par value $5.00 per share; 150,000 shares of Class B Preferred Stock, par value $50.00 per share; 250,000 shares of Class C Preferred Stock, par value $100.00 per share; 1,100,000 shares of Class D Preferred

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

Stock, no par value per share; and 16,550,000 shares of Class E Preferred Stock, no par value per share. There were no preferred shares issued or outstanding as of May 31, 2020.

We have repurchased our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board. In May 2018, our Board approved an increase to our share repurchase authorization of $1.0 billion. We repurchased 27.4 million shares of our common stock for approximately $967.3 million in fiscal 2018 under this program.

13. SHARE-BASED PAYMENTS

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

On September 19, 2014, our stockholders approved the Conagra Brands, Inc. 2014 Stock Plan (as amended effective December 11, 2017, the "Plan"). The Plan authorizes the issuance of up to 40.3 million shares of Conagra Brands common stock. In addition to the shares under the 2014 Stock Plan, certain shares of Conagra Brands common stock subject to outstanding awards under predecessor stock plans that expire, lapse, are cancelled, terminated, forfeited, otherwise become unexercisable, or are settled for cash are available for issuance. At May 31, 2020, approximately 40.6 million shares were reserved for granting new share-based awards.

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

We recognize compensation expense for share unit awards on a straight-line basis over the requisite service period, accounting for forfeitures as they occur. All cash-settled restricted stock units are marked-to-market and presented within other current and noncurrent liabilities in our Consolidated Balance Sheets. The compensation expense for our stock-settled share unit awards totaled $24.5 million, $23.9 million, and $21.8 million for fiscal 2020, 2019, and 2018, respectively. The tax benefit related to the stock-settled share unit award compensation expense for fiscal 2020, 2019, and 2018 was $5.3 million, $6.0 million, and $7.2 million, respectively. The compensation expense for our cash-settled share unit awards totaled $4.2 million, $17.5 million, and $5.8 million for fiscal 2020, 2019, and 2018, respectively. The tax benefit related to the cash-settled share unit award compensation expense for fiscal 2020, 2019, and 2018 was $1.1 million, $4.4 million, and $1.9 million, respectively.

During the second quarter of fiscal 2019, in connection with the completion of the Pinnacle acquisition, we granted 2.0 million cash-settled share unit awards at a grant date fair value of $36.37 per share unit to Pinnacle employees in replacement of their unvested restricted share unit awards that were outstanding as of the closing date. Included in the compensation expense described above for fiscal 2020 and 2019 is expense of $1.0 million and $18.9 million, respectively, for accelerated vesting of awards related to Pinnacle integration restructuring activities, net of the impact of marking-to-market these awards based on a lower market price of shares of Conagra Brands common stock. Approximately $36.3 million of the fair value of the replacement share unit awards granted to Pinnacle employees was attributable to pre-combination service and was included in the purchase price and established as a liability. Included in the fiscal 2020 and 2019 expense for cash-settled share unit awards above is expense of $0.2 million and income of $6.7 million, respectively, related to the mark-to-market of this liability. As of May 31, 2020, our liability for the replacement awards was $3.4 million, which includes post-combination service expense, the mark-to-market of the liability, and the impact of payouts since completing the Pinnacle acquisition. Post-combination expense of approximately $0.8 million, based on the market price of shares of Conagra Brands common stock as of May 31, 2020, is expected to be recognized related to the replacement awards over the remaining post-combination service period of approximately one year.

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

The following table summarizes the nonvested share units as of May 31, 2020 and changes during the fiscal year then ended:

	Stock-Settled		Cash-Settled
Share Units	Share Units (in Millions)	Weighted Average Grant-Date Fair Value	Share Units (in Millions)	Weighted Average Grant-Date Fair Value
Nonvested share units at May 26, 2019	1.81	$34.89	0.97	$36.20
Granted	1.25	$28.32	—	$—
Vested/Issued	(0.49)	$34.43	(0.84)	$36.17
Forfeited	(0.19)	$31.60	(0.01)	$36.24
Nonvested share units at May 31, 2020	2.38	$31.76	0.12	$36.37

During fiscal 2020, 2019, and 2018, we granted 1.3 million, 0.9 million, and 0.9 million stock-settled share units, respectively, with a weighted average grant date fair value of $28.32, $35.43, and $34.16 per share unit, respectively. No cash-settled share unit awards were granted in fiscal 2020 or 2018.

The total intrinsic value of stock-settled share units vested was $14.2 million, $24.6 million, and $18.5 million during fiscal 2020, 2019, and 2018, respectively. The total intrinsic value of cash-settled share units vested was $24.3 million, $50.5 million, and $14.2 million during fiscal 2020, 2019, and 2018, respectively.

At May 31, 2020, we had $27.9 million and $0.8 million of total unrecognized compensation expense that will be recognized over a weighted average period of 1.8 years and 0.9 years, related to stock-settled share unit awards and cash-settled share unit awards, respectively.

Performance Share Awards

In accordance with stockholder-approved equity incentive plans, we grant performance shares to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goals for the three-year performance periods ending in fiscal 2020 (the "2020 performance period"), fiscal 2021 ("2021 performance period"), and fiscal 2022 ("2022 performance period") are based on our diluted earnings per share ("EPS") compound annual growth rate, subject to certain adjustments, measured over the defined performance periods. In addition, for certain participants, all performance shares for the 2020 performance period are subject to an overarching EPS goal that must be met in each fiscal year of the 2020 performance period before any payout on the performance shares can be made to such participants. For each of the 2020 performance period, 2021 performance period, and 2022 performance period, the awards actually earned will range from zero to two hundred percent of the targeted number of performance shares for such performance period. Dividend equivalents are paid on the portion of performance shares actually earned at our regular dividend rate in additional shares of common stock.

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

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

A summary of the activity for performance share awards as of May 31, 2020 and changes during the fiscal year then ended is presented below:

Performance Shares	Share Units (in Millions)	Weighted Average Grant-Date Fair Value
Nonvested performance shares at May 26, 2019	1.15	$34.89
Granted	0.60	$28.41
Adjustments for performance results attained and dividend equivalents	0.04	$34.94
Vested/Issued	(0.29)	$34.94
Forfeited	(0.01)	$32.60
Nonvested performance shares at May 31, 2020	1.49	$32.27

The compensation expense for our performance share awards totaled $31.8 million, $8.2 million, and $11.8 million for fiscal 2020, 2019, and 2018, respectively. The tax benefit related to the compensation expense for fiscal 2020, 2019, and 2018 was $2.9 million, $2.1 million, and $3.9 million, respectively.

The total intrinsic value of performance shares vested (including shares paid in lieu of dividends) during fiscal 2020, 2019, and 2018 was $8.4 million, $15.7 million, and $11.2 million, respectively.

Based on estimates at May 31, 2020, we had $17.9 million of total unrecognized compensation expense related to performance shares that will be recognized over a weighted average period of 1.8 years.

Performance-Based Restricted Stock Unit Awards

On April 15, 2019 (the "grant date"), we made grants of performance-based restricted stock unit ("PBRSU") awards to the Company's named executive officers and a limited group of other senior officers of the Company. A total of 0.2 million PBRSU awards were granted with a grant date fair value of $41.82 per PBRSU.

The PBRSU awards are awards of share units with vesting contingent on our achievement of certain absolute total shareholder return performance ("TSR") goals over a performance period beginning on the grant date and ending May 27, 2022 (the "PBRSU performance period"). If PBRSUs are earned based on absolute TSR and absolute TSR meets or exceeds a predetermined rate, they become eligible for an upward adjustment of 25% based on our relative TSR for the PBRSU performance period versus the median TSR of the S&P 500 Index ("RTSR"). Each PBRSU award payout can range from 0% to 500% of the initial target grant and will not exceed 8.6 times the grant value of each grantee's PBRSU award (including earned dividend equivalents).

Compensation expense for the awards is recognized over the PBRSU performance period based upon the grant date fair value. The grant date fair value was estimated using a Monte-Carlo simulation model with a risk-free rate of 2.35% and an expected volatility of 24.92%. The model includes no expected dividend yield as the PBRSUs earn dividend equivalents.

We recognize compensation expense using the straight-line method over the requisite service period, accounting for forfeitures as they occur. The compensation expense for our PBRSU awards totaled $2.7 million and $0.3 million for fiscal 2020 and fiscal 2019, respectively. The tax benefit related to the compensation expense for fiscal 2020 and fiscal 2019 was $0.2 million and $0.1 million, respectively. Based on estimates at May 31, 2020, we had $4.7 million of total unrecognized compensation expense related to the PBRSU awards that will be recognized over a period of 2 years.

Stock Option Awards

In accordance with stockholder-approved equity incentive plans, we granted stock options to employees and directors for the purchase of common stock at prices equal to its fair value at the date of grant. Stock options become exercisable under various vesting schedules (typically three years) and generally expire seven to ten years after the date of grant. No stock options were granted in fiscal 2020, 2019, or 2018.

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

A summary of the option activity as of May 31, 2020 and changes during the fiscal year then ended is presented below:

Options	Number of Options (in Millions)	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at May 26, 2019	4.4	$29.00
Exercised	(0.5)	$20.46		$3.8
Expired	(0.1)	$34.57
Outstanding at May 31, 2020	3.8	$30.07	4.92	$19.0
Exercisable at May 31, 2020	3.8	$30.07	4.92	$19.0

We recognize compensation expense using the straight-line method over the requisite service period, accounting for forfeitures as they occur. The total intrinsic value of stock options exercised was $3.8 million, $7.9 million, and $15.8 million for fiscal 2020, 2019, and 2018, respectively. The closing market price of our common stock on the last trading day of fiscal 2020 was $34.79 per share.

Compensation expense for stock option awards totaled $0.2 million, $2.2 million, and $4.2 million for fiscal 2020, 2019, and 2018, respectively. Included in the compensation expense for stock option awards for fiscal 2019 and 2018 was $0.2 million and $0.4 million, respectively, related to stock options granted by a subsidiary in the subsidiary's shares to the subsidiary's employees. The tax benefit related to the stock option expense for fiscal 2020, 2019, and 2018 was $0.1 million, $0.5 million, and $1.4 million, respectively.

At May 31, 2020, we had no unrecognized compensation expense related to stock options.

Cash received from stock option exercises for fiscal 2020, 2019, and 2018 was $11.0 million, $12.4 million, and $25.1 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $1.4 million, $2.3 million, and $5.3 million for fiscal 2020, 2019, and 2018, respectively.

Stock Appreciation Rights Awards

During the second quarter of fiscal 2019, in connection with the completion of the Pinnacle acquisition, we granted 2.3 million cash-settled stock appreciation rights with a fair value estimated at closing date using a Black-Scholes option-pricing model and a grant date price of $36.37 per share to Pinnacle employees in replacement of their unvested stock option awards that were outstanding as of the closing date. Approximately $14.8 million of the fair value of the replacement awards granted to Pinnacle employees was attributable to pre-combination service and was included in the purchase price and established as a liability. As of May 31, 2020, there were no remaining stock appreciation rights.

The compensation income for our cash-settled stock appreciation rights totaled $0.3 million and $13.7 million for fiscal 2020 and fiscal 2019, respectively. Included in this amount for fiscal 2019 is income of $14.0 million related to the mark-to-market of the liability established in connection with the Pinnacle acquisition and expense of $0.2 million for accelerated vesting of awards related to Pinnacle integration restructuring activities, net of the impact of marking-to-market these awards based on a lower market price of Conagra common shares. The related tax expense for fiscal 2020 and fiscal 2019 was $0.1 million and $3.4 million, respectively.

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

A summary of the stock appreciation rights activity as of May 31, 2020 and changes during the fiscal year then ended is presented below:

Stock Appreciation Rights	Number of Options (in Millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in Millions)
Outstanding at May 26, 2019	0.4	$28.13
Exercised	(0.2)	$26.47	$0.6
Expired	(0.2)	$30.76
Outstanding at May 31, 2020	0.0	$—	$—

14. PRE-TAX INCOME AND INCOME TAXES

Pre-tax income from continuing operations (including equity method investment earnings) consisted of the following:

	2020	2019	2018
United States	$978.3	$826.6	$902.5
Foreign	64.8	72.5	69.6
	$1,043.1	$899.1	$972.1

The provision for income taxes included the following:

	2020	2019	2018
Current
Federal	$188.2	$125.4	$153.1
State	25.5	22.6	17.8
Foreign	9.5	21.6	32.5
	223.2	169.6	203.4
Deferred
Federal	37.6	40.1	(43.7)
State	(62.3)	19.0	17.4
Foreign	2.8	(9.9)	(2.5)
	(21.9)	49.2	(28.8)
	$201.3	$218.8	$174.6

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

Income taxes computed by applying the U.S. Federal statutory rates to income from continuing operations before income taxes are reconciled to the provision for income taxes set forth in the Consolidated Statements of Earnings as follows:

	2020	2019	2018
Computed U.S. Federal income taxes	$219.0	$188.8	$285.3
State income taxes, net of U.S. Federal tax impact	29.6	34.1	18.0
Remeasurement of deferred taxes due to U.S. tax legislation	—	—	(241.6)
Transition tax on foreign earnings	—	(4.6)	19.8
Tax credits and domestic manufacturing deduction	(9.7)	(5.6)	(20.6)
Federal rate differential on legal reserve	—	—	12.6
Goodwill and intangible impairments	11.2	12.5	—
Remeasurement of deferred taxes due to legal entity reorganization	(40.9)	16.9	—
State tax impact of combining Pinnacle business	—	(12.0)	—
Change of valuation allowance on capital loss carryforward	—	(32.2)	78.6
Other	(7.9)	20.9	22.5
	$201.3	$218.8	$174.6

Income taxes paid, net of refunds, were $178.0 million, $133.8 million, and $164.1 million in fiscal 2020, 2019, and 2018, respectively.

The tax effect of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	May 31, 2020		May 26, 2019
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$258.4	$—	$240.7
Inventory	19.5	—	15.2	—
Goodwill, trademarks and other intangible assets	—	1,108.4	—	1,187.0
Right-of-use assets	—	51.0	—	—
Accrued expenses	13.4	—	11.8	—
Compensation related liabilities	36.3	—	35.9	—
Pension and other postretirement benefits	35.2	—	54.6	—
Investment in unconsolidated subsidiaries	—	196.2	—	185.4
Lease liabilities	61.3	—	—	—
Other liabilities that will give rise to future tax deductions	88.1	—	123.5	—
Net capital and operating loss carryforwards	753.4	—	766.5	—
Federal credits	17.5	—	18.0	—
Other	52.7	31.8	37.6	24.0
	1,077.4	1,645.8	1,063.1	1,637.1
Less: Valuation allowance	(728.3)	—	(738.1)	—
Net deferred taxes	$349.1	$1,645.8	$325.0	$1,637.1

The liability for gross unrecognized tax benefits at May 31, 2020 was $35.8 million, excluding a related liability of $7.4 million for gross interest and penalties. Included in the balance at May 31, 2020 are $0.7 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Any associated interest and penalties imposed would affect the tax rate. As of May 26, 2019, our gross liability for unrecognized tax benefits was $44.1 million, excluding a related liability of $11.7 million for gross interest and penalties. Interest and penalties recognized in the Consolidated

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

Statements of Earnings was a benefit of $4.3 million and expense of $1.2 million and $1.6 million in fiscal 2020, 2019, and 2018, respectively.

The net amount of unrecognized tax benefits at May 31, 2020 and May 26, 2019 that, if recognized, would favorably impact our effective tax rate was $30.3 million and $37.3 million, respectively.

We accrue interest and penalties associated with uncertain tax positions as part of income tax expense.

We conduct business and file tax returns in numerous countries, states, and local jurisdictions. The U.S. Internal Revenue Service ("IRS") has completed its audit of the Company for tax years through fiscal 2018. All resulting significant items for fiscal 2018 and prior years have been settled with the IRS, with the exception of fiscal 2016. Statutes of limitation for pre-acquisition tax years of Pinnacle generally remain open for calendar year 2003 and subsequent years principally related to net operating losses. Other major jurisdictions where we conduct business generally have statutes of limitations ranging from three to five years.

We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $16.0 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations. Of this amount, approximately $6.6 million would reverse through results of discontinued operations.

The change in the unrecognized tax benefits for the year ended May 31, 2020 was:

Beginning balance on May 26, 2019	$44.1
Increases from positions established during prior periods	2.7
Decreases from positions established during prior periods	(0.3)
Increases from positions established during the current period	3.7
Decreases relating to settlements with taxing authorities	(6.4)
Reductions resulting from lapse of applicable statute of limitation	(7.7)
Other adjustments to liability	(0.3)
Ending balance on May 31, 2020	$35.8

We have approximately $27.3 million of foreign net operating loss carryforwards ($13.3 million will expire between fiscal 2021 and 2041 and $14.0 million have no expiration dates) and $126.5 million of Federal net operating loss carryforwards which expire between fiscal 2022 and 2027. Federal capital loss carryforwards related to the Private Brands divestiture of approximately $2.6 billion will expire in fiscal 2021. Included in net deferred tax liabilities are $42.1 million of tax effected state net operating loss carryforwards which expire in various years ranging from fiscal 2021 to 2039 and $165.0 million of tax effected state capital loss carryforwards related to the divestiture of Private Brands, the vast majority of which expire in fiscal 2021. Foreign tax credits of $9.7 million will expire between fiscal 2025 and 2030. State tax credits of approximately $11.9 million will expire in various years ranging from fiscal 2021 to 2029.

We have recognized a valuation allowance for the portion of the net operating loss carryforwards, capital loss carryforwards, tax credit carryforwards, and other deferred tax assets we believe are not more likely than not to be realized. The net change in the valuation allowance for fiscal 2020 was a decrease of $9.8 million. For fiscal 2019 and 2018, changes in the valuation allowance were a decrease of $1.5 million and a decrease of $273.8 million, respectively. The current year change principally relates to decreases in the valuation allowances for state net operating losses, charitable contributions and credits.

We believe that our foreign subsidiaries have invested or will invest any undistributed earnings indefinitely, or the earnings will be remitted in a tax-neutral transaction, and, therefore, do not provide deferred taxes on the cumulative undistributed earnings of our foreign subsidiaries.

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

15. LEASES

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

Any lease arrangements with an initial term of twelve months or less are not recorded on our Consolidated Balance Sheet. We recognize lease cost for these lease arrangements on a straight-line basis over the lease term.

Our lease terms may include options to extend or terminate the lease. We consider these options in determining the lease term used to establish our ROU asset and lease liabilities. A limited number of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Leases reported in our Consolidated Balance Sheet as of May 31, 2020 were as follows:

	Operating Leases
	Balance Sheet Location	May 31, 2020
ROU assets, net	Other assets	$209.3
Lease liabilities (current)	Other accrued liabilities	44.4
Lease liabilities (noncurrent)	Other noncurrent liabilities	206.1

	Finance Leases
	Balance Sheet Location	May 31, 2020
ROU assets, at cost	Property, plant and equipment	$220.4
Less accumulated depreciation	Less accumulated depreciation	(53.6)
ROU assets, net	Property, plant and equipment, net	166.8
Lease liabilities (current)	Current installments of long-term debt	22.2
Lease liabilities (noncurrent)	Senior long-term debt, excluding current installments	132.9

The components of total lease cost for fiscal 2020 were as follows:

Operating lease cost	$63.7
Finance lease cost
Depreciation of leased assets	15.4
Interest on lease liabilities	9.1
Short-term lease cost	3.8
Total lease cost	$92.0

We recognized accelerated operating lease cost of $9.9 million and impairments of ROU assets of $2.9 million within SG&A expenses in fiscal 2020. These charges are included in the Pinnacle Integration Restructuring Plan.

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

The weighted-average remaining lease terms and weighted-average discount rate for our leases as of May 31, 2020 were as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	8.5	8.0
Weighted-average discount rate	3.61%	5.29%

Cash flows arising from lease transactions for fiscal 2020 were as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$59.5
Operating cash outflows from finance leases	9.2
Financing cash outflows from finance leases	22.5
ROU assets obtained in exchange for new lease liabilities:
Operating leases	41.6
Finance leases	12.2

Maturities of lease liabilities by fiscal year as of May 31, 2020 were as follows:

	Operating Leases	Finance Leases	Total
2021	$53.0	$30.3	$83.3
2022	42.1	27.7	69.8
2023	36.5	23.7	60.2
2024	28.0	19.7	47.7
2025	19.7	17.8	37.5
Later years	118.6	75.5	194.1
Total lease payments	297.9	194.7	492.6
Less: Imputed interest	(47.4)	(39.6)	(87.0)
Total lease liabilities	$250.5	$155.1	$405.6

We have entered into lease agreements for certain facilities and equipment with payments totaling $2.0 million that have not yet commenced as of May 31, 2020.

A summary of non-cancelable operating lease commitments as of May 26, 2019 is as follows:

2020	$52.1
2021	48.4
2022	38.0
2023	34.1
2024	25.6
Later years	114.4
$312.6

Rent expense under all operating leases was $83.5 million and $62.5 million fiscal 2019 and 2018, respectively. These amounts are inclusive of certain charges recognized at the cease-use date for remaining lease payments associated with exited properties.

Non-cash issuances of capital and financing lease obligations totaling $23.5 million and $1.3 million are excluded from cash flows from investing and financing activities on the Consolidated Statements of Cash Flows for fiscal 2019 and 2018, respectively.

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

16. CONTINGENCIES

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

We have accrued $11.5 million and $63.1 million, within other accrued liabilities and other noncurrent liabilities, respectively, for this matter as of May 31, 2020. The extent of insurance coverage is uncertain and the Company's carriers are on notice; however, any possible insurance recovery has not been considered for purposes of determining our liability. We cannot assure that the final resolution of the lead paint and pigment matters will not have a material adverse effect on our financial condition, results of operations, or liquidity.

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

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

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

Environmental Matters

We are a party to certain environmental proceedings relating to our acquisition of Beatrice in fiscal 1991. Such proceedings include proceedings related to businesses divested by Beatrice prior to our acquisition of Beatrice. The current environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's possible status as a potentially responsible party at approximately 40 Superfund, proposed Superfund, or state-equivalent sites (the "Beatrice sites"). These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, polycholorinated biphenyls, acids, lead, sulfur, tannery wastes, and/or other contaminants. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $57.7 million as of May 31, 2020, a majority of which relates to the Superfund and state-equivalent sites referenced above. During the third quarter of fiscal 2017, a final Remedial Investigation/Feasibility Study was submitted for the Southwest Properties portion ("Operating Unit 4") of the Wells G&H Superfund site, which is one of the Beatrice sites. The U.S. Environmental Protection Agency ("EPA") issued a Record of Decision ("ROD") for the Southwest Properties portion of the site on September 29, 2017 and has entered into negotiations with potentially responsible parties to determine final responsibility for implementing the ROD. Additionally, in conjunction with the conclusion of the fifth Five-Year Review period for Operating Unit 1 of the Wells G&H site, which spanned from October 1, 2014 to September 30, 2019, we are negotiating with the EPA to allow us to begin testing different environmental remediation methods to improve the efficiency and effectiveness of our current cleanup efforts affecting both Operating Units 1 and 2. As a result, in

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

the second quarter of fiscal 2020, we increased our environmental reserves by $6.6 million associated with these expected cleanup efforts.

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

As of May 31, 2020, there was one remaining leased building subject to a lease put option. The lease is accounted for as an operating lease and $8.2 million, representing the value for which the put option price exceeded the estimated fair value of the property, was included in our measurement of the lease liability upon adoption of ASU 2016-02, Leases, Topic 842, in the first quarter of fiscal 2020.

In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases resulting from the divestiture of the JM Swank business completed in the first quarter of fiscal 2017. As of May 31, 2020, the remaining terms of these arrangements did not exceed three years and the maximum amount of future payments we have guaranteed was $0.6 million. In addition, we guarantee a lease resulting from an exited facility. As of May 31, 2020, the remaining term of this arrangement did not exceed seven years and the maximum amount of future payments we have guaranteed was $16.5 million.

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

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

17. DERIVATIVE FINANCIAL INSTRUMENTS

Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.

Commodity and commodity index futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of May 31, 2020, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through April 2021.

In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of May 31, 2020, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through February 2021.

From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.

Derivatives Designated as Cash Flow Hedges

During the first quarter of fiscal 2019, we entered into deal-contingent forward starting interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to help finance the acquisition of Pinnacle. We settled these contracts during the second quarter of fiscal 2019 and deferred a $47.5 million gain in accumulated other comprehensive income. This gain will be amortized as a reduction of net interest expense over the lives of the related debt instruments. The unamortized amount at May 31, 2020 was $42.0 million.

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

All derivative instruments are recognized on the Consolidated Balance Sheets at fair value (refer to Note 19 for additional information related to fair value measurements). The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with U.S. GAAP, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At May 31, 2020 and May 26, 2019, $1.1 million, representing a right to reclaim cash collateral, and $0.1 million, representing an obligation to return cash collateral, respectively, were included in prepaid expenses and other current assets in our Consolidated Balance Sheets.

Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or obligation to return cash collateral were reflected in our Consolidated Balance Sheets as follows:

	May 31, 2020	May 26, 2019
Prepaid expenses and other current assets	$8.0	$5.9
Other accrued liabilities	0.4	1.4

The following table presents our derivative assets and liabilities at May 31, 2020, on a gross basis, prior to the setoff of $0.4 million to total derivative assets and $1.5 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$3.3	Other accrued liabilities	$1.9
Foreign exchange contracts	Prepaid expenses and other current assets	5.1	Other accrued liabilities	0.0
Total derivatives not designated as hedging instruments		$8.4		$1.9

The following table presents our derivative assets and liabilities, at May 26, 2019, on a gross basis, prior to the setoff of $0.5 million to total derivative assets and $0.4 million to total derivative liabilities where legal right of setoff existed:

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

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Consolidated Statements of Earnings were as follows:

	For the Fiscal Year Ended May 31, 2020
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Earnings of Gains (Losses) Recognized on Derivatives	Amount of Gains (Losses) Recognized on Derivatives in Consolidated Statement of Earnings
Commodity contracts	Cost of goods sold	$(18.4)
Foreign exchange contracts	Cost of goods sold	5.5
Total losses from derivative instruments not designated as hedging instruments		$(12.9)

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

	For the Fiscal Year Ended May 26, 2019
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Earnings of Gains (Losses) Recognized on Derivatives	Amount of Gains (Losses) Recognized on Derivatives in Consolidated Statement of Earnings
Commodity contracts	Cost of goods sold	$(5.3)
Foreign exchange contracts	Cost of goods sold	1.7
Total losses from derivative instruments not designated as hedging instruments		$(3.6)

	For the Fiscal Year Ended May 27, 2018
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Earnings of Gains (Losses) Recognized on Derivatives	Amount of Gains (Losses) Recognized on Derivatives in Consolidated Statement of Earnings
Commodity contracts	Cost of goods sold	$3.0
Foreign exchange contracts	Cost of goods sold	(3.9)
Foreign exchange contracts	Selling, general and administrative expense	0.3
Total losses from derivative instruments not designated as hedging instruments		$(0.6)

As of May 31, 2020, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $102.0 million and $3.4 million for purchase and sales contracts, respectively. As of May 26, 2019, our open commodity contracts had a notional value of $140.1 million and $18.5 million for purchase and sales contracts, respectively. The notional amount of our foreign currency forward and cross currency swap contracts as of May 31, 2020 and May 26, 2019 was $107.6 million and $88.2 million, respectively.

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

At May 31, 2020, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $5.2 million.

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

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

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

During the second quarter of fiscal 2018, we approved the amendment of our salaried and non-qualified pension plans effective as of December 31, 2017. The amendment froze the compensation and service periods used to calculate pension benefits for active employees who participate in the plans. Beginning January 1, 2018, impacted employees do not accrue additional benefit for future service and eligible compensation received under these plans. As a result of this amendment, we remeasured our pension plan liability as of September 30, 2017. In connection with the remeasurement, we updated the effective discount rate assumption from 3.90% to 3.78%. The curtailment and related remeasurement resulted in a net decrease to the underfunded status of the pension plans by $43.5 million with a corresponding benefit within other comprehensive income (loss) for the second quarter of fiscal 2018. In addition, we recorded charges of $3.4 million and $0.7 million reflecting the write-off of actuarial losses in excess of 10% of our pension liability and a curtailment charge, respectively.

We recognize the funded status of our plans and other benefits in the Consolidated Balance Sheets. For our plans, we also recognize as a component of accumulated other comprehensive income (loss), the net of tax results of the actuarial gains or losses within the corridor and prior service costs or credits that arise during the period but are not recognized in net periodic benefit cost. For our other benefits, we also recognize as a component of accumulated other comprehensive income (loss), the net of tax results of the gains or losses and prior service costs or credits that arise during the period but are not recognized in net periodic benefit cost. These amounts will be adjusted out of accumulated other comprehensive income (loss) as they are subsequently recognized as components of net periodic benefit cost. For our pension plans, we have elected to immediately recognize actuarial gains and losses in our operating results in the year in which they occur, to the extent they exceed the corridor, eliminating amortization. Amounts are included in the components of pension benefit and other postretirement benefit costs, below, as recognized net actuarial loss.

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

The changes in benefit obligations and plan assets at May 31, 2020 and May 26, 2019 are presented in the following table.

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Change in Benefit Obligation
Benefit obligation at beginning of year	$3,733.2	$3,423.6	$91.2	$119.3
Service cost	11.5	10.9	0.1	0.1
Interest cost	118.4	132.6	2.6	3.8
Plan participants' contributions	—	—	—	2.5
Amendments	—	1.4	—	(0.8)
Actuarial loss (gain)	411.6	150.1	3.0	(24.3)
Plan settlements	(201.7)	—	(0.1)	(0.5)
Curtailments	(0.8)	—	—	(0.6)
Benefits paid	(199.3)	(191.2)	(6.9)	(9.8)
Currency	(0.4)	(0.6)	(0.1)	(0.2)
Business acquisitions and divestitures	—	206.4	—	1.7
Benefit obligation at end of year	$3,872.5	$3,733.2	$89.8	$91.2
Change in Plan Assets
Fair value of plan assets at beginning of year	$3,601.5	$3,355.1	$3.4	$3.7
Actual return on plan assets	557.5	252.2	0.1	0.2
Employer contributions	17.5	14.7	6.9	7.3
Plan participants' contributions	—	—	—	2.5
Plan settlements	(156.3)	—	(0.1)	(0.5)
Benefits paid	(199.3)	(191.2)	(6.9)	(9.8)
Currency	(0.5)	(0.6)	—	—
Business acquisitions and divestitures	—	171.3	—	—
Fair value of plan assets at end of year	$3,820.4	$3,601.5	$3.4	$3.4

The funded status and amounts recognized in our Consolidated Balance Sheets at May 31, 2020 and May 26, 2019 were:

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Funded Status	$(52.1)	$(131.7)	$(86.4)	$(87.8)
Amounts Recognized in Consolidated Balance Sheets
Other assets	$202.4	$61.2	$2.9	$2.8
Other accrued liabilities	(8.9)	(10.2)	(10.0)	(10.8)
Other noncurrent liabilities	(245.6)	(182.7)	(79.3)	(79.8)
Net Amount Recognized	$(52.1)	$(131.7)	$(86.4)	$(87.8)
Amounts Recognized in Accumulated Other Comprehensive (Income) Loss (Pre-tax)
Actuarial net loss (gain)	$51.2	$115.8	$(15.0)	$(47.8)
Net prior service cost (benefit)	8.6	12.1	(40.1)	(17.1)
Total	$59.8	$127.9	$(55.1)	$(64.9)
Weighted-Average Actuarial Assumptions Used to Determine Benefit Obligations at May 31, 2020 and May 26, 2019
Discount rate	2.98%	3.88%	2.39%	3.48%
Long-term rate of compensation increase	N/A	N/A	N/A	N/A

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

The accumulated benefit obligation for all defined benefit pension plans was $3.87 billion and $3.73 billion at May 31, 2020 and May 26, 2019, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at May 31, 2020 and May 26, 2019 were:

	2020	2019
Projected benefit obligation	$1,062.8	$964.3
Accumulated benefit obligation	1,062.8	963.7
Fair value of plan assets	808.2	771.4

Components of pension benefit and other postretirement benefit costs included:

	Pension Benefits			Other Benefits
	2020	2019	2018	2020	2019	2018
Service cost	$11.5	$10.9	$42.8	$0.1	$0.1	$0.2
Interest cost	118.4	132.6	111.1	2.6	3.8	3.9
Expected return on plan assets	(170.2)	(174.4)	(218.3)	—	—	—
Amortization of prior service cost (benefit)	2.7	3.1	2.9	(2.1)	(2.2)	(3.4)
Recognized net actuarial loss (gain)	44.8	5.1	3.4	(4.6)	(1.4)	—
Settlement loss (gain)	(2.1)	—	1.3	(0.2)	(1.0)	—
Curtailment loss (gain)	0.8	—	0.7	—	(0.6)	—
Benefit cost — Company plans	5.9	(22.7)	(56.1)	(4.2)	(1.3)	0.7
Pension benefit cost — multi-employer plans	6.5	6.3	7.1	—	—	—
Total benefit (income) cost	$12.4	$(16.4)	$(49.0)	$(4.2)	$(1.3)	$0.7

In fiscal 2020, 2019, and 2018, the Company recorded charges of $44.8 million, $5.1 million, and $3.4 million, respectively, reflecting the year-end write-off of actuarial losses in excess of 10% of our pension liability. In fiscal 2020, the higher actuarial losses outside of the 10% corridor is principally related to a reduction in the discount rate used to recognize at present value our pension obligations and a decline in market value of certain plan assets associated with our non-qualified and hourly plans.

The Company recorded an expense of $0.3 million and $0.6 million (primarily within restructuring activities) during fiscal 2019 and 2018, respectively, related to our expected incurrence of certain multi-employer plan withdrawal costs.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were:

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Net actuarial gain (loss)	$21.9	$(72.1)	$(2.9)	$25.1
Amendments	—	(1.4)	—	0.8
Amortization of prior service cost (benefit)	2.7	3.1	(2.1)	(2.2)
Settlement and curtailment gain	(1.3)	—	(0.2)	(1.6)
Recognized net actuarial loss (gain)	44.8	5.1	(4.6)	(1.4)
Net amount recognized	$68.1	$(65.3)	$(9.8)	$20.7

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

Weighted-Average Actuarial Assumptions Used to Determine Net Expense

	Pension Benefits			Other Benefits
	2020	2019	2018	2020	2019	2018
Discount rate	3.88%	4.15%	3.90%	3.48%	3.81%	3.33%
Long-term rate of return on plan assets	4.77%	5.17%	7.50%	N/A	N/A	N/A
Long-term rate of compensation increase	N/A	3.63%	3.63%	N/A	N/A	N/A

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

Plan Assets

The fair value of plan assets, summarized by level within the fair value hierarchy described in Note 19, as of May 31, 2020, was as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$10.1	$71.9	$—	$82.0
Equity securities:
U.S. equity securities	63.9	82.2	—	146.1
International equity securities	92.4	0.7	—	93.1
Fixed income securities:
Government bonds	—	743.9	—	743.9
Corporate bonds	—	2,461.7	—	2,461.7
Mortgage-backed bonds	—	22.4	—	22.4
Real estate funds	—	—	—	—
Net receivables for unsettled transactions	30.2	—	—	30.2
Fair value measurement of pension plan assets in the fair value hierarchy	$196.6	$3,382.8	$—	$3,579.4
Investments measured at net asset value				241.0
Total pension plan assets				$3,820.4

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

The fair value of plan assets, summarized by level within the fair value hierarchy described in Note 19, as of May 26, 2019, was as follows:

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

Certain assets that are measured at fair value using the NAV (net asset value) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. Such investments are generally considered long-term in nature with varying redemption availability. For certain of these investments, with a fair value of approximately $52.4 million as of May 31, 2020, the asset managers have the ability to impose customary redemption gates which may further restrict or limit the redemption of invested funds therein. As of May 31, 2020, funds with a fair value of $0.1 million have imposed such gates.

As of May 31, 2020, we have unfunded commitments for additional investments of $36.8 million in private equity funds and $13.5 million in natural resources funds. We expect unfunded commitments to be funded from plan assets rather than the general assets of the Company.

To develop the expected long-term rate of return on plan assets assumption for the pension plans, we consider the current asset allocation strategy, the historical investment performance, and the expectations for future returns of each asset class.

Our pension plan weighted-average asset allocations by asset category were as follows:

	May 31, 2020	May 26, 2019
Equity securities	6%	7%
Debt securities	85%	85%
Real estate funds	1%	1%
Private equity	3%	3%
Other	5%	4%
Total	100%	100%

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

Due to the salaried pension plan freeze, the Company's pension asset strategy is now designed to align our pension plan assets with our projected benefit obligation to reduce volatility by targeting an investment strategy of approximately 90% in fixed-income securities and approximately 10% in return seeking assets, primarily equity securities, real estate, and private assets.

Assumed health care cost trend rates have a significant effect on the benefit obligation of the postretirement plans.

Assumed Health Care Cost Trend Rates at:	May 31, 2020	May 26, 2019
Initial health care cost trend rate	6.22%	7.20%
Ultimate health care cost trend rate	4.4%	4.5%
Year that the rate reaches the ultimate trend rate	2024	2024

We currently anticipate making contributions of approximately $32.2 million to our pension plans in fiscal 2021. We anticipate making contributions of $10.0 million to our other postretirement plans in fiscal 2021. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.

The following table presents estimated future gross benefit payments for our plans:

	Pension Benefits	Health Care and Life Insurance Benefits
2021	$199.4	$10.1
2022	202.7	9.3
2023	204.7	8.5
2024	206.2	7.8
2025	207.6	7.1
Succeeding 5 years	1,038.0	27.3

Multiemployer Pension Plans

The Company contributes to several multiemployer defined benefit pension plans under collective bargaining agreements that cover certain units of its union-represented employees. The risks of participating in such plans are different from the risks of single-employer plans, in the following respects:

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

The Company's participation in multiemployer plans for the fiscal year ended May 31, 2020 is outlined in the table below. For each plan that is individually significant to the Company the following information is provided:

•	The "EIN / PN" column provides the Employer Identification Number and the three-digit plan number assigned to a plan by the Internal Revenue Service.
•

The most recent Pension Protection Act Zone Status available for 2019 and 2018 is for plan years that ended in calendar years 2019 and 2018, respectively. The zone status is based on information provided to the Company by each plan. A plan in the "red" zone has been determined to be in "critical status", based on criteria established under the Internal Revenue Code ("Code"), and is generally less than 65% funded. A plan in the "yellow" zone has been determined to be in "endangered status", based on criteria established under the Code, and is generally less than 80%

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

funded. A plan in the "green" zone has been determined to be neither in "critical status" nor in "endangered status", and is generally at least 80% funded.
•

The "FIP/RP Status Pending/Implemented" column indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the "yellow" zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the "red" zone, is pending or has been implemented by the plan as of the end of the plan year that ended in calendar year 2019.

•	Contributions by the Company are the amounts contributed in the Company's fiscal periods ending in the specified year.
•

The "Surcharge Imposed" column indicates whether the Company contribution rate for its fiscal year that ended on May 31, 2020 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in "critical status", in accordance with the requirements of the Code.

•	The last column lists the expiration dates of the collective bargaining agreements pursuant to which the Company contributes to the plans.

For plans that are not individually significant to Conagra Brands the total amount of contributions is presented in the aggregate.

		Pension Protection Act Zone Status		FIP / RP Status	Contributions by the Company (millions)				Expiration Dates of Collective
Pension Fund	EIN / PN	2019	2018	Pending / Implemented	FY20	FY19	FY18	Surcharge Imposed	Bargaining Agreements
Bakery and Confectionary Union and Industry International Pension Plan	52-6118572 / 001	Red, Critical and Declining	Red, Critical and Declining	RP Implemented	$0.0	$0.1	$1.5	No	N/A
Central States, Southeast and Southwest Areas Pension Fund	36-6044243 / 001	Red, Critical and Declining	Red, Critical and Declining	RP Implemented	2.0	1.8	1.8	No	5/31/2021
Western Conference of Teamsters Pension Plan	91-6145047 / 001	Green	Green	N/A	3.2	3.2	2.8	No	6/30/2021
Other Plans					1.3	0.9	0.4
Total Contributions					$6.5	$6.0	$6.5

The Company was not listed in the Forms 5500 filed by any of the other plans or for any of the other years as providing more than 5% of the plan's total contributions. At the date our financial statements were issued, Forms 5500 were not available for plan years ending in calendar year 2019.

During fiscal 2019, we ceased to participate in the Bakery and Confectionary Union and Industry International Fund in conjunction with our sale of the Trenton, Missouri plant.

In addition to the contributions listed in the table above, we recorded an additional expense of $0.3 million and $0.6 million in fiscal 2019 and 2018, respectively, related to our expected incurrence of certain withdrawal costs.

Certain of our employees are covered under defined contribution plans. The expense related to these plans was $49.9 million, $39.9 million, and $24.5 million in fiscal 2020, 2019, and 2018, respectively.

19. FAIR VALUE MEASUREMENTS

FASB guidance establishes a three-level fair value hierarchy based upon the assumptions (inputs) used to price assets or liabilities. The three levels of inputs used to measure fair value are as follows:

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities,

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 31, 2020:

	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$2.8	$5.2	$—	$8.0
Marketable securities	8.1	—	—	8.1
Deferred compensation assets	8.6	—	—	8.6
Total assets	$19.5	$5.2	$—	$24.7
Liabilities:
Derivative liabilities	$—	$0.4	$—	$0.4
Deferred compensation liabilities	68.0	—	—	68.0
Total liabilities	$68.0	$0.4	$—	$68.4

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

Certain assets and liabilities, including long-lived assets, goodwill, asset retirement obligations, and equity investments are measured at fair value on a nonrecurring basis using Level 3 inputs.

We recognized charges for the impairment of certain indefinite-lived brands. The fair values of these brands were estimated using the "relief from royalty" method (See Note 8). Impairments in our Grocery & Snacks segment totaled $46.4 million, $76.5 million, and $4.0 million for fiscal 2020, 2019, and 2018, respectively. Impairments in our Refrigerated & Frozen segment totaled $110.8 million for fiscal 2020. Impairments in our International segment totaled $8.3 million, $13.1 million, and $0.8 million for fiscal 2020, 2019, and 2018, respectively.

During fiscal 2020, we recognized impairment charges totaling $54.4 million in the Grocery & Snacks segment and $27.6 million in the Refrigerated & Frozen segment. The impairments were measured based upon the estimated sales price of the disposal group (See Note 6).

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

We recognized charges totaling $3.8 million in the Refrigerated & Frozen segment in fiscal 2020, and charges totaling $2.7 million and $4.7 million within general corporate expenses in fiscal 2019 and 2018, respectively, for the impairment of certain long-lived assets. The impairments were measured based upon the estimated sales price of the assets.

During fiscal 2020, we recognized charges of $2.9 million in general corporate expenses related to the impairments of ROU assets. The impairments were measured based upon a discounted cash flow approach.

The carrying amount of long-term debt (including current installments) was $9.75 billion as of May 31, 2020 and $10.68 billion as of May 26, 2019. Based on current market rates, the fair value of this debt (level 2 liabilities) at May 31, 2020 and May 26, 2019 was estimated at $11.35 billion and $11.24 billion, respectively.

20. BUSINESS SEGMENTS AND RELATED INFORMATION

In the fiscal 2020, we reorganized our reporting segments to incorporate the Pinnacle business into our legacy reporting segments in order to better reflect how the business is now being managed. We now reflect our results of operations in four reporting segments: Grocery & Snacks, Refrigerated & Frozen, International, and Foodservice.

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

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

Operating profit for each of the segments is based on net sales less all identifiable operating expenses. General corporate expense, net interest expense, and income taxes have been excluded from segment operations.

	2020	2019	2018
Net sales
Grocery & Snacks	$4,617.1	$3,923.6	$3,281.0
Refrigerated & Frozen	4,559.6	3,735.4	2,753.0
International	925.3	864.4	843.5
Foodservice	952.4	1,015.0	1,060.8
Total net sales	$11,054.4	$9,538.4	$7,938.3
Operating profit
Grocery & Snacks	$915.2	$762.6	$722.5
Refrigerated & Frozen	702.2	645.1	479.4
International	100.6	99.8	86.5
Foodservice	97.6	134.3	124.1
Total operating profit	$1,815.6	$1,641.8	$1,412.5
Equity method investment earnings	73.2	75.8	97.3
General corporate expenses	368.5	462.2	459.4
Pension and postretirement non-service income	9.9	35.1	80.4
Interest expense, net	487.1	391.4	158.7
Income tax expense	201.3	218.8	174.6
Income from continuing operations	$841.8	$680.3	$797.5
Less: Net income attributable to noncontrolling interests of continuing operations	1.7	0.1	3.4
Income from continuing operations attributable to Conagra Brands, Inc.	$840.1	$680.2	$794.1

The following table presents further disaggregation of our net sales:

	2020	2019	2018
Snacks	$1,714.3	$1,496.9	$1,197.7
Other shelf-stable	2,902.8	2,426.7	2,083.3
Frozen	3,674.1	2,945.4	2,014.8
Refrigerated	885.5	790.0	738.2
International	925.3	864.4	843.5
Foodservice	952.4	1,015.0	1,060.8
Total net sales	$11,054.4	$9,538.4	$7,938.3

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	2020	2019	2018
Net derivative losses incurred	$(12.9)	$(3.6)	$(0.9)
Less: Net derivative losses allocated to reporting segments	(7.4)	(1.8)	(7.1)
Net derivative gains (losses) recognized in general corporate expenses	$(5.5)	$(1.8)	$6.2
Net derivative gains (losses) allocated to Grocery & Snacks	$(4.7)	$(2.5)	$0.2
Net derivative losses allocated to Refrigerated & Frozen	(2.5)	(1.5)	(0.3)
Net derivative gains (losses) allocated to International	0.1	2.8	(6.9)
Net derivative losses allocated to Foodservice	(0.3)	(0.6)	(0.1)
Net derivative losses included in segment operating profit	$(7.4)	$(1.8)	$(7.1)

As of May 31, 2020, the cumulative amount of net derivative losses from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $4.1 million. This amount reflected net losses of $4.5 million incurred during the fiscal year ended May 31, 2020, as well as net gains of $0.4 million incurred prior to fiscal 2020. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results net losses of $2.1 million in fiscal 2021 and $2.0 million in fiscal 2022 and thereafter.

Assets by Segment

The majority of our manufacturing assets are shared across multiple reporting segments. Output from these facilities used by each reporting segment can change over time. Also, working capital balances are not tracked by reporting segment. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment. Total depreciation expense for fiscal 2020, 2019, and 2018 was $329.1 million, $283.9 million, and $222.1 million, respectively.

Other Information

Our operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant with respect to consolidated operations for fiscal 2020, 2019, and 2018. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were approximately $946.8 million, $919.5 million, and $918.4 million in fiscal 2020, 2019, and 2018, respectively. Our long-lived assets located outside of the United States are not significant.

Our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 26% of consolidated net sales for fiscal 2020 and 24% of consolidated net sales for each of fiscal 2019 and 2018, significantly impacting the Grocery & Snacks and Refrigerated & Frozen segments.

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 31, 2020, May 26, 2019, and May 27, 2018

(columnar dollars in millions except per share amounts)

Walmart, Inc. and its affiliates accounted for approximately 30% of consolidated net receivables as of each of May 31, 2020 and May 26, 2019. At May 31, 2020, The Kroger Co. and its affiliates accounted for approximately 10% of consolidated net receivables.

We offer certain suppliers access to a third-party service that allows them to view our scheduled payments online. The third-party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third-party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third-party, or any financial institutions concerning this service. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. Of our total accounts payable, $258.7 million and $189.3 million were payable to suppliers who utilize this third-party service as of May 31, 2020 and May 26, 2019, respectively.

21. QUARTERLY FINANCIAL DATA (Unaudited)

	2020				2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$2,390.7	$2,820.8	$2,555.0	$3,287.9	$1,834.4	$2,383.7	$2,707.1	$2,613.2
Gross profit	664.5	797.9	684.4	922.8	515.5	677.2	752.3	708.0
Income from continuing operations, net of tax	174.3	261.5	204.7	201.3	178.2	134.3	242.6	125.2
Loss from discontinued operations, net of tax	—	—	—	—	—	(1.9)	—	—
Net income attributable to Conagra Brands, Inc.	173.8	260.5	204.4	201.4	178.2	131.6	242.0	126.5
Earnings per share (1):
Basic earnings per share:
Net income attributable to Conagra Brands, Inc. common stockholders	$0.36	$0.53	$0.42	$0.41	$0.45	$0.31	$0.50	$0.26
Diluted earnings per share:
Net income attributable to Conagra Brands, Inc. common stockholders	$0.36	$0.53	$0.42	$0.41	$0.45	$0.31	$0.50	$0.26
Dividends declared per common share	$0.2125	$0.2125	$0.2125	$0.2125	$0.2125	$0.2125	$0.2125	$0.2125

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Conagra Brands, Inc. and subsidiaries (the Company) as of May 31, 2020 and May 26, 2019, the related consolidated statements of earnings, comprehensive income, common stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended May 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of May 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2020 and May 26, 2019, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended May 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the recoverability of the carrying value of goodwill

As described in Notes 1 and 8 to the consolidated financial statements, the Company’s goodwill was $11.44 billion as of May 31, 2020.  Annually, or whenever events or changes in circumstances indicate potential asset impairment has occurred, the Company evaluates the recoverability of the carrying value of goodwill.  The Company performed a quantitative impairment test of goodwill during its first fiscal quarter in connection with a reorganization of its segments. In the fourth fiscal quarter, the Company performed a qualitative assessment for its required annual goodwill impairment evaluation. The results of the quantitative impairment test indicated that all but three reporting units had an estimated fair value substantially in excess of the carrying value. The aggregate goodwill in the three reporting units where the fair value was not substantially in excess of the carrying value was $3.49 billion.  For the qualitative assessment in the fourth fiscal quarter, the Company determined for all the reporting units, that it was not more likely than not that the estimated fair value was less than the carrying values.

We identified the evaluation of the recoverability of the carrying value of goodwill as a critical audit matter.  Subjective and challenging auditor judgment was required to evaluate certain assumptions and information used in the Company’s first fiscal quarter quantitative impairment test and its fourth fiscal quarter qualitative impairment assessment for the three reporting units where the fair value was not substantially in excess of the carrying value.  Specifically, for the quantitative impairment test, these assumptions included forecasted revenue growth rates including the terminal growth rates, and margin growth rates used in determining the forecasted cash flows and the selection of discount rates.  For the qualitative impairment assessment for the three reporting units, the information included evaluating the industry, macroeconomic and market considerations, overall financial performance, and other relevant entity-specific events affecting the reporting units.

The primary procedures we performed to address this critical audit matter included the following.  We tested certain internal controls over the Company’s evaluation of the assumptions used to determine the fair value of the reporting units, as well as the controls over the Company’s annual qualitative impairment assessment. We evaluated the Company’s ability to forecast cash flows by comparing historical forecasts to actual results and forecasted cash flows with the Company’s most recent plans. We also considered current industry, macroeconomic and market conditions, the Company’s historical results and the results of other guideline companies within the same industry in evaluating the assumptions described above.   We evaluated the Company’s qualitative impairment assessment by considering any event specific changes to the reporting units, analyst industry reports, and the Company’s latest available forecasted financial information.   We involved our valuation professionals with specialized skills and knowledge who assisted in:

•	evaluating the discount rates used by the Company by comparing the Company’s inputs to the discount rates to publicly available data for comparable entities and assessing the resulting discount rate;
•	evaluating the terminal growth rates by comparing them with publicly available market data; and
•	testing the estimate of the fair value of the reporting units using the Company’s cash flow assumptions and discount rates and comparing the results to the Company’s fair value estimate.

Evaluation of the recoverability of the carrying value of certain indefinite-lived intangible assets

As described in Notes 1 and 8 to the consolidated financial statements, the Company’s indefinite-lived intangible assets (consisting primarily of brand names and trademarks) were $3.40 billion as of May 31, 2020.  For the year ended May 31, 2020, the Company recorded impairment charges totaling $165.5 million on indefinite-lived intangible assets.  In assessing indefinite-lived intangible assets for impairment, the Company performs either a qualitative or quantitative assessment at least annually or whenever circumstances indicate a potential impairment exists.  When a quantitative assessment is performed, the Company estimates the fair value of the intangibles by utilizing a discounted cash flow model that incorporates an estimated royalty rate that would be charged to a third party for the use of the brand.   Impairment charges are recorded for any intangibles with carrying values in excess of the estimated fair values.

We identified the evaluation of the recoverability of the carrying value of certain indefinite-lived intangible assets for which a quantitative impairment assessment is performed as a critical audit matter.  Subjective and challenging auditor judgment was required to evaluate certain assumptions used in determining the fair value of these assets.  Specifically, there was a high degree of judgment required in evaluating assumptions related to the forecasted revenue growth rates including the terminal growth rates and forecasted margins, royalty rates and discount rates.

The primary procedures we performed to address this critical audit matter included the following.  We tested certain internal controls over the quantitative impairment assessments, including controls over the development of the assumptions described above. To assess the Company’s ability to forecast, we compared historical forecasts to actual results. We evaluated the forecasted revenue growth rates including terminal growth rates and forecasted margins used to support the royalty rates by considering current and past performance of the brand names, as well as external market and industry outlook data.  We also involved valuation professionals with specialized skills and knowledge, who assisted for certain brand names intangibles in:

•	evaluating the discount rates used by the Company by comparing the Company’s inputs to the discount rates to publicly available data for comparable entities and assessing the resulting discount rate;
•	evaluating the terminal growth rates by comparing them with publicly available market data;
•	evaluating the royalty rates by determining that the selected royalty rates are supported by the associated brand name’s margin; and
•	testing the estimated brand names fair values using the Company’s assumptions and comparing the results to the Company’s fair value estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2005.

Omaha, Nebraska
July 24, 2020

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of May 31, 2020. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated any change in the Company's internal control over financial reporting that occurred during the quarter covered by this report and determined that there was no change in the Company's internal control over financial reporting during the fourth quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

With the participation of Conagra Brands' Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of Conagra Brands' internal control over financial reporting as of May 31, 2020. In making this assessment, management used criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management concluded that, as of May 31, 2020, its internal control over financial reporting was effective.

The effectiveness of Conagra Brands' internal control over financial reporting as of May 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this annual report on Form 10-K.

/s/ SEAN M. CONNOLLY	/s/ DAVID S. MARBERGER
Sean M. Connolly	David S. Marberger
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
July 24, 2020	July 24, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to our directors will be set forth in the 2020 Proxy Statement under the heading "Voting Item #1: Election of Directors," and the information is incorporated herein by reference. There were no material changes to the procedures by which security holders may recommend nominees to our Board during fiscal 2020.

Information regarding our executive officers is included in Part I of this Form 10-K under the heading "Information About Our Executive Officers," as permitted by the Instruction to Item 401 of Regulation S-K.

If applicable, information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by our directors, executive officers, and holders of more than ten percent of our equity securities will be set forth in the 2020 Proxy Statement under the heading "Information on Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance," and the information is incorporated herein by reference.

Information with respect to the Audit / Finance Committee and its financial experts will be set forth in the 2020 Proxy Statement under the heading "Voting Item #1: Election of Directors—How We Govern and are Governed—The Board's Audit / Finance Committee," and the information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to director and executive compensation and our Human Resources Committee will be set forth in the 2020 Proxy Statement under the headings "Voting Item #1: Election of Directors—How We Are Paid," "Voting Item #1: Election of Directors—How We Govern—The Board's Human Resources Committee," "Compensation Committee Report," and "Executive Compensation," and "CEO Pay Ratio" and the information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners, directors and management will be set forth in the 2020 Proxy Statement under the heading "Information on Stock Ownership," and the information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about shares of our common stock that may be issued upon the exercise of options, warrants, and rights under existing equity compensation plans as of our most recent fiscal year-end, May 31, 2020.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	8,165,639	$30.07	40,612,401
Equity compensation plans not approved by security holders	—	—	—
Total	8,165,639	$30.07	40,612,401

(1)

Column (a) includes 1,485,214 shares that could be issued under performance shares outstanding at May 31, 2020. The performance shares are earned and common stock issued if pre-set financial objectives are met. Actual shares issued may be equal to, less than, or greater than the number of outstanding performance shares included in column (a), depending on actual performance. Column (b) does not take these awards into account because they do not have an exercise price. The number of shares reflected in column (a) assumes the vesting criteria will be achieved at target levels. Column (c) has not been reduced for the performance shares outstanding. Column (a) also includes 184,686 shares that could be issued under performance-based restricted stock units outstanding at May 31, 2020. The performance-based restricted stock units are earned and common stock issued if pre-set market-based objectives are met. Actual shares issued may be equal to, less than, or greater than the number of outstanding performance-based restricted stock units included in column (a), depending on actual performance. Column (b) does not take these awards into account because they do not have an exercise price. Column (c) has not been reduced for the performance-based restricted stock units outstanding. The number of shares reflected in column (a) with respect to these performance-based restricted stock units assumes the vesting criteria will be achieved at target levels. Column (b) also excludes 2,382,435 restricted stock units and 331,899 deferral interests in deferred compensation plans that are included in column (a) but do not have an exercise price. The units vest and are payable in common stock after expiration of the time periods set forth in the related agreements. The interests in the deferred compensation plans are settled in common stock on the schedules selected by the participants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to director independence and certain relationships and related transactions will be set forth in the 2020 Proxy Statement under the headings "Voting Item #1: Election of Directors—How We are Selected, Evaluated and Organized—Director Independence," "Voting Item #1: Election of Directors—How We Govern—The Board's Audit / Finance Committee," and "Voting Item #1: Election of Directors—How We Govern—The Board's Human Resources Committee" and the information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to the principal accountant will be set forth in the 2020 Proxy Statement under the heading "Voting Item #2: Ratification of the Appointment of Our Independent Auditor for Fiscal 2021," and the information is incorporated herein by reference.

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

3.2	Amended and Restated Bylaws of Conagra Brands, Inc., incorporated herein by reference to Exhibit 3.2 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on December 13, 2019

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

4.3	Description of Securities, incorporated herein by reference to Exhibit 4.3 to Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 26, 2019

**10.1

ConAgra Foods, Inc. Non-Qualified Pension Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended November 23, 2008

**10.1.1

Amendment One dated December 3, 2009 to ConAgra Foods, Inc. Nonqualified Pension Plan, incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 28, 2010

**10.1.2

Amendment Two dated November 29, 2010 to the ConAgra Foods, Inc. Non-Qualified Pension Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 27, 2011

**10.1.3

Amendment Three to ConAgra Foods, Inc. Nonqualified Pension Plan (January 1, 2009 Restatement), dated December 22, 2016, incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 26, 2017

**10.1.4

Amendment Four to Conagra Brands, Inc. Nonqualified Pension Plan (January 1, 2009 Restatement), dated December 19, 2017, incorporated herein by reference to Exhibit 10.2.4 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended November 26, 2017

**10.2

Conagra Brands, Inc. Directors’ Deferred Compensation Plan (2018 Restatement), effective as of May 1, 2018, incorporated herein by reference to Exhibit 10.3.2 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 27, 2018

**10.3

Conagra Brands, Inc. Voluntary Deferred Compensation Plan (Effective January 1, 2017), incorporated herein by reference to Exhibit 10.4.7 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended August 27, 2017

**10.3.1

First Amendment to Conagra Brands, Inc. Voluntary Deferred Compensation Plan (January 1, 2017 Restatement), incorporated herein by reference to Exhibit 10.4.8 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended November 26, 2017

**10.3.2

Second Amendment, dated as of December 5, 2018, to the Conagra Brands, Inc. Voluntary Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.1 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on December 7, 2018

**10.3.3

Third Amendment, dated as of May 14, 2020, to the Conagra Brands, Inc. Voluntary Deferred Compensation Plan (January 1, 2017 Restatement), incorporated herein by reference to Exhibit 10.2 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on May 19, 2020

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

**10.5.10	Form of CEO Performance-Based Restricted Stock Units Agreement, incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on April 16, 2019

**10.5.11	Form of CEO Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 10.5.11 to Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 26, 2019

**10.6	Form of Director Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on May 19, 2020

**10.7	ConAgra Foods, Inc. 2014 Executive Incentive Plan incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on September 22, 2014

**10.8

ConAgra Foods, Inc. 2008 Performance Share Plan, effective July 16, 2008, incorporated herein by reference to Exhibit 10.3 of Conagra Brands’ Quarterly Report on Form 10-Q for quarter ended August 24, 2008

**10.8.1

First Amendment to ConAgra Foods, Inc. 2008 Performance Share Plan, dated July 19, 2017, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on July 25, 2017

**10.9

Form of Amended and Restated Change of Control Agreement between ConAgra Foods and its executives (pre September 2011), incorporated herein by reference to Exhibit 10.14 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended November 23, 2008

**10.10

Form of Change of Control Agreement between ConAgra Foods and its executives (post September 2011), as amended and restated on February 18, 2015, incorporated herein by reference to Exhibit 10.16.1 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 31, 2015

**10.11

Change of Control Agreement, dated as of February 12, 2015, between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and Sean Connolly, incorporated herein by reference to Exhibit 10.3 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on February 12, 2015

**10.12

Employment Agreement, dated as of February 12, 2015, between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and Sean Connolly, incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on February 12, 2015

**10.12.1

Amendment to Employment Agreement dated December 31, 2015, effective January 1, 2016, by and between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and Sean Connolly, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 28, 2016

**10.12.2

Letter of Agreement, dated as of August 2, 2018, between Conagra Brands, Inc. and Sean M. Connolly, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2018

**10.13

Form of Executive Time Sharing Agreement, as adopted on February 18, 2015, incorporated herein by reference to Exhibit 10.17 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 31, 2015

**10.14

Letter Agreement, by and between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and David Marberger, dated as of July 13, 2016, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the Quarter Ended August 28, 2016

**10.15

Letter Agreement, dated September 10, 2015, by and between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and David Biegger, incorporated herein by reference to Exhibit 10.22 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 28, 2017

10.16

Term Loan Agreement, dated May 21, 2020, by and among Conagra Brands, Inc. and Farm Credit Services of America, PCA, as administrative agent and a lender, and the other financial institutions party thereto, incorporated herein by reference to Exhibit 10.1 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on May 21, 2020

10.17

Amended and Restated Revolving Credit Agreement, dated July 11, 2018, by and among Conagra Brands, Inc. and Bank of America, N.A., as administrative agent and a lender, JPMorgan Chase Bank, N.A., as syndication agent and a lender, and the other financial institutions party thereto, incorporated herein by reference to Exhibit 10.2 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on July 17, 2018

10.18

Tax Matters Agreement, dated as of November 8, 2016, by and between Conagra Brands, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 10.1 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on November 10, 2016

10.19

Trademark License Agreement, dated as of November 8, 2016, by and between ConAgra Foods RDM, Inc. and ConAgra Foods Lamb Weston, Inc., incorporated herein by reference to Exhibit 10.4 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on November 10, 2016

10.19.1

First Amendment to Trademark License Agreement, dated March 20, 2017, by and between ConAgra Foods RDM, Inc. and Lamb Weston, Inc. (formerly known as ConAgra Foods Lamb Weston, Inc.), incorporated herein by reference to Exhibit 10.32.1 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 28, 2017

21	Subsidiaries of Conagra Brands, Inc.

23	Consent of KPMG LLP

24	Powers of Attorney

31.1	Section 302 Certificate

31.2	Section 302 Certificate

32	Section 906 Certificates

101

The following materials from Conagra Brands' Annual Report on Form 10-K for the year ended May 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Common Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101)

* Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Conagra Brands agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.

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
July 24, 2020

By:	/s/ DAVID S. MARBERGER
David S. Marberger
Executive Vice President and Chief Financial Officer
July 24, 2020

By:	/s/ ROBERT G. WISE
Robert G. Wise
Senior Vice President and Corporate Controller
July 24, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of July, 2020.

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