Form 10-Q
period 2020-08-30
CONAGRA BRANDS INC.
filed 2020-10-06
CIK 23217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2020

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

Number of shares outstanding of issuer's common stock, as of August 30, 2020, was 488,518,073.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions except per share amounts)

(unaudited)

	Thirteen weeks ended
	August 30, 2020	August 25, 2019
Net sales	$2,678.9	$2,390.7
Costs and expenses:
Cost of goods sold	1,868.7	1,726.2
Selling, general and administrative expenses	300.3	400.8
Pension and postretirement non-service income	(13.8)	(9.5)
Interest expense, net	113.7	122.7
Income before income taxes and equity method investment earnings	410.0	150.5
Income tax expense (benefit)	86.7	(11.5)
Equity method investment earnings	6.5	12.3
Net income	$329.8	$174.3
Less: Net income attributable to noncontrolling interests	0.8	0.5
Net income attributable to Conagra Brands, Inc.	$329.0	$173.8
Earnings per share — basic
Net income attributable to Conagra Brands, Inc. common stockholders	$0.67	$0.36
Earnings per share — diluted
Net income attributable to Conagra Brands, Inc. common stockholders	$0.67	$0.36

See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Thirteen weeks ended
	August 30, 2020			August 25, 2019
	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount
Net income	$416.5	$(86.7)	$329.8	$162.8	$11.5	$174.3
Other comprehensive income:
Derivative adjustments:
Unrealized derivative adjustments	(0.6)	0.1	(0.5)	(1.6)	0.4	(1.2)
Reclassification for derivative adjustments included in net income	(0.9)	0.2	(0.7)	(0.8)	0.2	(0.6)
Unrealized currency translation gains (losses)	18.0	(0.5)	17.5	(12.2)	0.6	(11.6)
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	0.4	(0.1)	0.3	(14.8)	3.7	(11.1)
Reclassification for pension and post-employment benefit obligations included in net income	(0.8)	0.2	(0.6)	(0.4)	0.1	(0.3)
Comprehensive income	432.6	(86.8)	345.8	133.0	16.5	149.5
Comprehensive income (loss) attributable to noncontrolling interests	3.3	(0.3)	3.0	(2.0)	(0.2)	(2.2)
Comprehensive income attributable to Conagra Brands, Inc.	$429.3	$(86.5)	$342.8	$135.0	$16.7	$151.7

See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions except share data)

(unaudited)

	August 30, 2020	May 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$438.2	$553.3
Receivables, less allowance for doubtful accounts of $2.5 and $2.6	807.8	860.8
Inventories	1,579.6	1,376.6
Prepaid expenses and other current assets	108.4	93.9
Current assets held for sale	1.1	1.3
Total current assets	2,935.1	2,885.9
Property, plant and equipment	5,310.8	5,189.9
Less accumulated depreciation	(2,880.1)	(2,800.3)
Property, plant and equipment, net	2,430.7	2,389.6
Goodwill	11,439.6	11,433.9
Brands, trademarks and other intangibles, net	4,302.9	4,315.5
Other assets	1,263.3	1,273.4
Noncurrent assets held for sale	5.7	5.7
	$22,377.3	$22,304.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$0.6	$1.1
Current installments of long-term debt	718.6	845.5
Accounts payable	1,523.3	1,525.6
Accrued payroll	110.4	189.4
Other accrued liabilities	749.0	725.8
Total current liabilities	3,101.9	3,287.4
Senior long-term debt, excluding current installments	8,897.6	8,900.8
Other noncurrent liabilities	2,178.8	2,165.1
Total liabilities	14,178.3	14,353.3
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 584,219,229	2,921.2	2,921.2
Additional paid-in capital	2,297.8	2,323.2
Retained earnings	5,694.6	5,471.2
Accumulated other comprehensive loss	(95.8)	(109.6)
Less treasury stock, at cost, 95,701,156 and 97,057,311 common shares	(2,696.4)	(2,729.9)
Total Conagra Brands, Inc. common stockholders' equity	8,121.4	7,876.1
Noncontrolling interests	77.6	74.6
Total stockholders' equity	8,199.0	7,950.7
	$22,377.3	$22,304.0

See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Thirteen weeks ended
	August 30, 2020	August 25, 2019
Cash flows from operating activities:
Net income	$329.8	$174.3
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	95.2	96.7
Asset impairment charges	3.4	67.0
Loss on divestiture	—	1.7
Distributions in excess of earnings of affiliates	4.0	0.2
Stock-settled share-based payments expense	16.5	10.2
Contributions to pension plans	(5.9)	(3.4)
Pension benefit	(9.6)	(5.7)
Other items	24.3	(2.6)
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Receivables	52.4	41.7
Inventories	(202.8)	(198.0)
Deferred income taxes and income taxes payable, net	15.6	(23.9)
Prepaid expenses and other current assets	(16.7)	(16.1)
Accounts payable	20.8	94.3
Accrued payroll	(79.1)	(77.6)
Other accrued liabilities	36.6	48.2
Net cash flows from operating activities	284.5	207.0
Cash flows from investing activities:
Additions to property, plant and equipment	(145.5)	(106.6)
Sale of property, plant and equipment	0.6	1.0
Purchase of marketable securities	(1.5)	(16.9)
Sale of marketable securities	3.4	18.2
Other items	0.1	(3.2)
Net cash flows from investing activities	(142.9)	(107.5)
Cash flows from financing activities:
Net short-term borrowings	(0.5)	55.0
Repayment of long-term debt	(133.4)	(205.8)
Payment of intangible asset financing arrangement	(12.9)	(13.6)
Cash dividends paid	(103.5)	(103.3)
Exercise of stock options and issuance of other stock awards, including tax withholdings	(9.3)	(3.1)
Net cash flows from financing activities	(259.6)	(270.8)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	2.9	(0.6)
Net change in cash and cash equivalents and restricted cash	(115.1)	(171.9)
Cash and cash equivalents and restricted cash at beginning of period	554.3	237.6
Cash and cash equivalents and restricted cash at end of period	$439.2	$65.7

See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(columnar dollars in millions except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. The adjustments are of a normal recurring nature, except as otherwise noted. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Conagra Brands, Inc. (the "Company", "Conagra Brands", "we", "us", or "our") Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

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

We offer various forms of trade promotions and the methodologies for determining these provisions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. Our promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in-store displays and events, feature price discounts, consumer coupons, and loyalty programs. The costs of these activities are recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of certain promotional trade costs therefore requires management judgment regarding the volume of offers that will be redeemed by either the retail trade or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. Differences between estimated expense and actual redemptions are recognized as a change in management estimate in a subsequent period.

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

The following table details the accumulated balances for each component of other comprehensive income, net of tax:

	August 30, 2020	May 31, 2020
Currency translation losses, net of reclassification adjustments	$(110.4)	$(125.7)
Derivative adjustments, net of reclassification adjustments	25.1	26.3
Pension and postretirement benefit obligations, net of reclassification adjustments	(10.5)	(10.2)
Accumulated other comprehensive loss	$(95.8)	$(109.6)

The following table summarizes the reclassifications from accumulated other comprehensive loss into income:

	Thirteen weeks ended		Affected Line Item in the Condensed Consolidated Statement of Earnings[1]
	August 30, 2020	August 25, 2019
Net derivative adjustments:
Cash flow hedges	$(0.9)	$(0.8)	Interest expense, net
	(0.9)	(0.8)	Total before tax
	0.2	0.2	Income tax expense
	$(0.7)	$(0.6)	Net of tax
Pension and postretirement liabilities:
Net prior service cost	$0.1	$0.2	Pension and postretirement non-service income
Net actuarial gain	(0.9)	(1.2)	Pension and postretirement non-service income
Curtailment	—	0.6	Pension and postretirement non-service income
	(0.8)	(0.4)	Total before tax
	0.2	0.1	Income tax expense
	$(0.6)	$(0.3)	Net of tax

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

Accounting Changes — In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), to update the methodology used to measure current expected credit losses ("CECL"). This ASU applies to financial assets measured at amortized cost, including loans, net investments in leases, and trade accounts receivable as well as certain off-balance sheet credit exposures, such as loan commitments and guarantees. We adopted this ASU in the first quarter of fiscal 2021 using the modified retrospective transition method through a cumulative-effect adjustment to retained earnings in the period of adoption. The adoption of this ASU did not have a material impact to our consolidated financial statements and related disclosures.

2. DIVESTITURES AND ASSETS HELD FOR SALE

Divestitures

During the third quarter of fiscal 2020, we completed the sale of our Lender's® bagel business for net proceeds of $33.3 million, including working capital adjustments. The business results were previously reported primarily in our Refrigerated & Frozen segment, and to a lesser extent within our Foodservice segment.

During the second quarter of fiscal 2020, we completed the sale of our Direct Store Delivery ("DSD") Snacks business for net proceeds of $137.5 million, including working capital adjustments. The business results were previously reported in our Grocery & Snacks segment. In connection with the sale of our DSD Snacks business, we recognized an impairment charge of $31.4 million within selling, general and administrative ("SG&A") expenses in the first quarter of fiscal 2020.

During the third quarter of fiscal 2020, we completed the sale of our peanut butter manufacturing facility in Streator, Illinois. The sale was part of a broader initiative to optimize the Company's peanut butter business, which also included the decision to exit the manufacture and sale of private label peanut butter. The business results were previously reported primarily in our Grocery & Snacks segment, and to a lesser extent within our Foodservice segment. We received net proceeds of $24.8 million, subject to final working capital adjustments. In connection with this planned divestiture, we recognized an impairment charge of $11.9 million within SG&A expenses in the first quarter of fiscal 2020. This charge has been included in restructuring activities.

Other Assets Held for Sale

During the first quarter of fiscal 2021, we initiated a plan to sell our H.K. Anderson® business, which is reflected primarily within our Grocery & Snacks segment, and to a lesser extent within our Foodservice segment. These assets have been reclassified as assets held for sale within our Condensed Consolidated Balance Sheets for all period presented. Subsequent to the end of the first quarter of fiscal 2021, on September 28, 2020, we entered into a definitive agreement to sell this business. The purchase price under the agreement is $8.5 million in expected cash proceeds, subject to final working capital adjustments. The transaction is subject to customary closing conditions and is expected to be completed before the end of the calendar year.

In addition, we are actively marketing certain other assets. These assets have been reclassified as assets held for sale within our Condensed Consolidated Balance Sheets for all periods presented.

The assets classified as held for sale reflected in our Condensed Consolidated Balance Sheets were as follows:

	August 30, 2020	May 31, 2020
Current assets	$1.1	$1.3
Noncurrent assets (including goodwill of $2.4 million)	5.7	5.7

3. RESTRUCTURING ACTIVITIES

Pinnacle Integration Restructuring Plan

In December 2018, our Board of Directors (the "Board") approved a restructuring and integration plan related to the ongoing integration of the operations of Pinnacle Foods Inc. ("Pinnacle"), which we acquired in October 2018 (the "Pinnacle Integration Restructuring Plan"), for the purpose of achieving significant cost synergies between the companies, as a result of which we expect to incur material charges for exit and disposal activities under U.S. GAAP. We expect to incur approximately $362.3 million of charges ($278.9 million of cash charges and $83.4 million of non-cash charges) for actions identified to date under the Pinnacle Integration Restructuring Plan. The Board and/or our senior management have authorized incurrence of these charges. In the first quarter of fiscal 2021 and 2020, we recognized charges of $8.6 million and $27.7 million, respectively, in connection with the Pinnacle Integration Restructuring Plan. We expect to incur costs related to the Pinnacle Integration Restructuring Plan through fiscal 2022.

We anticipate that we will recognize the following pre-tax expenses in association with the Pinnacle Integration Restructuring Plan (amounts include charges recognized from plan inception through the first quarter of fiscal 2021):

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$9.9	$5.7	$—	$—	$15.6
Other cost of goods sold	7.7	9.2	0.7	—	17.6
Total cost of goods sold	17.6	14.9	0.7	—	33.2
Severance and related costs	—	4.4	1.5	114.3	120.2
Asset impairment (net of gains on disposal)	36.2	3.8	—	2.6	42.6
Accelerated depreciation	—	—	—	7.4	7.4
Contract/lease termination	1.4	4.7	0.8	15.9	22.8
Consulting/professional fees	0.5	—	0.8	95.7	97.0
Other selling, general and administrative expenses	10.0	2.1	0.3	26.7	39.1
Total selling, general and administrative expenses	48.1	15.0	3.4	262.6	329.1
Consolidated total	$65.7	$29.9	$4.1	$262.6	$362.3

During the first quarter of fiscal 2021, we recognized the following pre-tax expenses for the Pinnacle Integration Restructuring Plan:

	Grocery & Snacks	Refrigerated & Frozen	Corporate	Total
Accelerated depreciation	$—	$0.6	$—	$0.6
Other cost of goods sold	0.5	—	—	0.5
Total cost of goods sold	0.5	0.6	—	1.1
Severance and related costs	—	0.1	(0.8)	(0.7)
Asset impairment (net of gains on disposal)	—	—	(0.3)	(0.3)
Contract/lease termination	—	—	0.2	0.2
Consulting/professional fees	0.3	—	6.2	6.5
Other selling, general and administrative expenses	0.1	1.0	0.7	1.8
Total selling, general and administrative expenses	0.4	1.1	6.0	7.5
Consolidated total	$0.9	$1.7	$6.0	$8.6

Included in the above results are $8.3 million of charges that have resulted or will result in cash outflows and $0.3 million in non-cash charges.

We recognized the following cumulative (plan inception to August 30, 2020) pre-tax expenses for the Pinnacle Integration Restructuring Plan related to our continuing operations in our Condensed Consolidated Statement of Operations:

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$0.6	$2.7	$—	$—	$3.3
Other cost of goods sold	2.3	1.5	0.7	—	4.5
Total cost of goods sold	2.9	4.2	0.7	—	7.8
Severance and related costs	—	4.4	1.5	114.3	120.2
Asset impairment (net of gains on disposal)	0.2	3.8	—	2.6	6.6
Accelerated depreciation	—	—	—	7.4	7.4
Contract/lease termination	—	—	0.8	15.3	16.1
Consulting/professional fees	0.5	—	0.8	73.5	74.8
Other selling, general and administrative expenses	0.1	1.1	0.3	16.2	17.7
Total selling, general and administrative expenses	0.8	9.3	3.4	229.3	242.8
Consolidated total	$3.7	$13.5	$4.1	$229.3	$250.6

Included in the above results are $220.7 million of charges that have resulted or will result in cash outflows and $29.9 million in non-cash charges.

Liabilities recorded for the Pinnacle Integration Restructuring Plan and changes therein for the first quarter of fiscal 2021 were as follows:

	Balance at May 31, 2020	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at August 30, 2020
Severance and related costs	$23.6	$0.1	$(5.3)	$(0.8)	$17.6
Contract termination	0.5	0.2	(0.2)	—	0.5
Consulting/professional fees	7.5	6.5	(8.1)	—	5.9
Other costs	—	2.3	(2.3)	—	—
Total	$31.6	$9.1	$(15.9)	$(0.8)	$24.0

Conagra Restructuring Plan

In fiscal 2019, management initiated a restructuring plan (the "Conagra Restructuring Plan") for costs incurred in connection with actions taken to improve SG&A expense effectiveness and efficiencies and to optimize our supply chain network. Although we remain unable to make good faith estimates relating to the entire Conagra Restructuring Plan, we are reporting on actions initiated through the end of the first quarter of fiscal 2021, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of August 30, 2020, we have approved the incurrence of $170.6 million ($43.8 million of cash charges and $126.8 million of non-cash charges) for several projects associated with the Conagra Restructuring Plan. We have incurred or expect to incur $161.5 million of charges ($38.9 million of cash charges and $122.6 million of non-cash charges) for actions identified to date under the Conagra Restructuring Plan. In the first quarter of fiscal 2021 and 2020, we recognized charges of $17.3 million and $21.1 million, respectively, in connection with the Conagra Restructuring Plan. We expect to incur costs related to the Conagra Restructuring Plan over a multi-year period.

We anticipate that we will recognize the following pre-tax expenses in association with the Conagra Restructuring Plan (amounts include charges recognized from plan inception through the first quarter of fiscal 2021):

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$35.0	$50.8	$—	$—	$85.8
Other cost of goods sold	10.3	2.1	—	—	12.4
Total cost of goods sold	45.3	52.9	—	—	98.2
Severance and related costs	11.4	3.6	1.1	1.0	17.1
Asset impairment (net of gains on disposal)	28.0	0.2	0.1	—	28.3
Contract/lease termination	0.2	—	—	0.1	0.3
Consulting/professional fees	—	—	—	1.0	1.0
Other selling, general and administrative expenses	11.5	4.1	0.3	0.1	16.0
Total selling, general and administrative expenses	51.1	7.9	1.5	2.2	62.7
Total	$96.4	$60.8	$1.5	$2.2	$160.9
Pension and postretirement non-service income					0.6
Consolidated total					$161.5

During the first quarter of fiscal 2021, we recognized the following pre-tax expenses for the Conagra Restructuring Plan:

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$3.0	$4.0	$—	$—	$7.0
Other cost of goods sold	2.3	—	—	—	2.3
Total cost of goods sold	5.3	4.0	—	—	9.3
Severance and related costs	3.1	—	(0.1)	0.3	3.3
Asset impairment (net of gains on disposal)	3.0	—	—	—	3.0
Other selling, general and administrative expenses	1.6	—	—	0.1	1.7
Total selling, general and administrative expenses	7.7	—	(0.1)	0.4	8.0
Total	$13.0	$4.0	$(0.1)	$0.4	$17.3

Included in the above results are $5.0 million in charges that have resulted or will result in cash outflows and $12.3 million in non-cash charges.

We recognized the following cumulative (plan inception to August 30, 2020) pre-tax expenses for the Conagra Restructuring Plan related to our continuing operations in our Condensed Consolidated Statement of Operations:

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$27.1	$8.2	$—	$—	$35.3
Other cost of goods sold	4.8	0.2	—	—	5.0
Total cost of goods sold	31.9	8.4	—	—	40.3
Severance and related costs	7.8	1.8	1.1	1.0	11.7
Asset impairment (net of gains on disposal)	28.0	0.2	0.1	—	28.3
Contract/lease termination	—	—	—	0.1	0.1
Other selling, general and administrative expenses	2.5	0.3	—	0.1	2.9
Total selling, general and administrative expenses	38.3	2.3	1.2	1.2	43.0
Total	$70.2	$10.7	$1.2	$1.2	$83.3
Pension and postretirement non-service income					0.6
Consolidated total					$83.9

Included in the above results are $17.8 million of charges that have resulted or will result in cash outflows and $66.1 million in non-cash charges.

Liabilities recorded for the Conagra Restructuring Plan and changes therein for the first quarter of fiscal 2021 were as follows:

	Balance at May 31, 2020	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at August 30, 2020
Severance and related costs	$6.5	$3.2	$(1.1)	$0.1	$8.7
Other costs	—	1.7	(1.7)	—	—
Total	$6.5	$4.9	$(2.8)	$0.1	$8.7

4. LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

At August 30, 2020, we had a revolving credit facility (the "Revolving Credit Facility") with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $1.6 billion (subject to increase to a maximum aggregate principal amount of $2.1 billion with the consent of the lenders). The Revolving Credit Facility matures on July 11, 2024 and is unsecured. The term of the Revolving Credit Facility may be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. As of August 30, 2020, there were no outstanding borrowings under the Revolving Credit Facility.

During the first quarter of fiscal 2021, we repaid the remaining outstanding $126.6 million aggregate principal amount of our 4.95% senior notes on their maturity date of August 15, 2020.

During the fourth quarter of fiscal 2020, we entered into an unsecured term loan agreement (the "Credit Agreement") with a financial institution. The Credit Agreement provides for delayed draw term loans to the Company in an aggregate principal amount not in excess of $600.0 million (subject to increase to a maximum aggregate principal amount of $750.0 million). Borrowings under the Credit Agreement can be drawn, in full or in part, through October 9, 2020. The Credit Agreement matures on May 21, 2023. As of August 30, 2020, there were no outstanding borrowings under the Credit Agreement.

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

During the first quarter of fiscal 2020, we repaid $200.0 million of our borrowings under our term loan agreement (the "Term Loan Agreement"), which repayment consisted of $100.0 million of the three-year tranche loans and $100.0 million of the five-year tranche loans. During the third quarter of fiscal 2020, we repaid the remaining borrowings under the Term Loan Agreement of $200.0 million, which repayment consisted of $100.0 million of the three-year tranche loans and $100.0 million of the five-year tranche loans. The Term Loan Agreement was terminated after these repayments.

During fiscal 2020, we also redeemed the entire outstanding $525.0 million aggregate principal amount of our floating rate notes due October 22, 2020 in two separate redemptions totaling $250.0 million and $275.0 million in the third and fourth quarters of fiscal 2020, respectively.

Our most restrictive debt agreement (the Revolving Credit Facility) generally requires our ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest expense not to be less than 3.0 to 1.0 and our ratio of funded debt to EBITDA not to exceed certain decreasing specified levels, ranging from 5.25 through the first quarter of fiscal 2021 to 3.75 from the second quarter of fiscal 2023 and thereafter, with each ratio to be calculated on a rolling four-quarter basis. As of August 30, 2020, we were in compliance with all financial covenants under the Revolving Credit Facility.

Net interest expense consists of:

	Thirteen weeks ended
	August 30, 2020	August 25, 2019
Long-term debt	$117.0	$124.3
Short-term debt	—	0.5
Interest income	(0.8)	(0.6)
Interest capitalized	(2.5)	(1.5)
	$113.7	$122.7

5. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the first quarter of fiscal 2021, excluding amounts classified as held for sale (see Note 2), was as follows:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Balance as of May 31, 2020	$4,743.1	$5,648.3	$290.5	$752.0	$11,433.9
Currency translation	—	—	5.7	—	5.7
Balance as of August 30, 2020	$4,743.1	$5,648.3	$296.2	$752.0	$11,439.6

Other identifiable intangible assets, excluding amounts classified as held for sale, were as follows:

	August 30, 2020		May 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$3,397.7	$—	$3,396.1	$—
Amortizing intangible assets	1,240.2	335.0	1,239.1	319.7
	$4,637.9	$335.0	$4,635.2	$319.7

In the first quarter of fiscal 2021, management changed its reporting of certain brands within two reporting units in our Refrigerated & Frozen segment. The total goodwill in our Refrigerated & Frozen segment remains unchanged, but we reassigned goodwill between the two reporting units. We evaluated goodwill for impairment both prior to and subsequent to the change, and there were no impairments. For the Sides, Components, Enhancers reporting unit that was impacted by the management change, based upon a quantitative impairment test, the excess fair value over the carrying value was approximately 20% which remained relatively consistent with our prior year quantitative impairment test.

Fair value is typically estimated using a discounted cash flow analysis which requires us to estimate the future cash flows as well as to select a risk-adjusted discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, we consider historical results adjusted to reflect current and anticipated operating conditions. We estimate cash flows for a reporting unit over a discrete period (typically five years) and a terminal period (considering expected long-term growth rates and trends). We used a discount rate for our Sides, Components, Enhancers reporting unit of 6.25% and a terminal growth rate slightly in excess of 1%. Estimating the fair value of individual reporting units requires us to make assumptions and estimates in such areas as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. The use of different assumptions or estimates for future cash flows, discount rates, or terminal growth rates could produce substantially different estimates of the fair value of the reporting units.

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

Amortizing intangible assets, carrying a remaining weighted average life of approximately 19 years, are principally composed of customer relationships and acquired intellectual property. Amortization expense was $14.9 million and $15.0 million for the first quarter of fiscal 2021 and 2020, respectively. Based on amortizing assets recognized in our Condensed Consolidated Balance Sheet as of August 30, 2020, amortization expense is estimated to average $56.2 million for each of the next five years.

6. DERIVATIVE FINANCIAL INSTRUMENTS

Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.

Commodity and commodity index futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of August 30, 2020, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through April 2021.

In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of August 30, 2020, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through May 2021.

From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.

Derivatives Designated as Cash Flow Hedges

During the first quarter of fiscal 2019, we entered into deal-contingent forward starting interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to help finance the acquisition of Pinnacle. We settled these contracts during the second quarter of fiscal 2019 and deferred a $47.5 million gain in accumulated other comprehensive income. This gain will be amortized as a reduction of interest expense over the lives of the related debt instruments. The unamortized amount at August 30, 2020 was $41.1 million.

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

All derivative instruments are recognized on our balance sheets at fair value (refer to Note 14 for additional information related to fair value measurements). The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with U.S. GAAP, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At August 30, 2020 and May 31, 2020, $0.6 million, representing an obligation to return cash collateral, and $1.1 million, representing a right to reclaim cash collateral, respectively, were included in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.

Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or an obligation to return cash collateral were reflected in our Condensed Consolidated Balance Sheets as follows:

	August 30, 2020	May 31, 2020
Prepaid expenses and other current assets	$2.6	$8.0
Other accrued liabilities	2.4	0.4

The following table presents our derivative assets and liabilities, at August 30, 2020, on a gross basis, prior to the setoff of $0.7 million to total derivative assets and $0.1 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$2.5	Other accrued liabilities	$0.3
Foreign exchange contracts	Prepaid expenses and other current assets	0.8	Other accrued liabilities	2.2
Total derivatives not designated as hedging instruments		$3.3		$2.5

The following table presents our derivative assets and liabilities at May 31, 2020, on a gross basis, prior to the setoff of $0.4 million to total derivative assets and $1.5 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$3.3	Other accrued liabilities	$1.9
Foreign exchange contracts	Prepaid expenses and other current assets	5.1	Other accrued liabilities	—
Total derivatives not designated as hedging instruments		$8.4		$1.9

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Condensed Consolidated Statements of Earnings were as follows:

	Location in Condensed Consolidated	Gains (Losses) Recognized on Derivatives in Condensed Consolidated Statements of Earnings for the Thirteen Weeks Ended
Derivatives Not Designated as Hedging Instruments	Statements of Earnings of Gains (Losses) Recognized on Derivatives	August 30, 2020	August 25, 2019
Commodity contracts	Cost of goods sold	$1.2	$(6.4)
Foreign exchange contracts	Cost of goods sold	(5.2)	(0.9)
Total losses from derivative instruments not designated as hedging instruments		$(4.0)	$(7.3)

As of August 30, 2020, our open commodity purchase contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $72.4 million. We did not have any open sales commodity contracts as of August 30, 2020. As of May 31, 2020, our open commodity contracts had a notional value of $102.0 million and $3.4 million for purchase and sales contracts, respectively. The notional amount of our foreign currency forward contracts as of August 30, 2020 and May 31, 2020 was $112.9 million and $107.6 million, respectively.

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

At August 30, 2020, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contract, was $1.2 million.

7. SHARE-BASED PAYMENTS

For the first quarter of fiscal 2021 and 2020, we recognized total stock-based compensation expense (including stock options, restricted stock units, cash-settled restricted stock units, performance shares, performance-based restricted stock units, and cash-settled stock appreciation rights) of $17.4 million and $11.9 million, respectively. In the first quarter of fiscal 2021, we granted 0.9 million restricted stock units at a weighted average grant date price of $36.70 and 0.5 million performance shares at a weighted average grant date price of $36.82.

Performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goals for the three-year performance periods ending in fiscal 2021 (the "2021 performance period") and fiscal 2022 ("2022 performance period") are based on our diluted earnings per share ("EPS") compound annual growth rate ("CAGR"), subject to certain adjustments, measured over the defined performance periods. The performance goal for one-third of the target number of performance shares for the three-year performance period ending in fiscal 2023 (the "2023 performance period") is based on our fiscal 2021 diluted EPS CAGR, subject to certain adjustments. The performance goal for the final two-thirds of the target number of performance shares granted for the 2023 performance period is expected to be set following the end of fiscal 2021. For each of the 2021 performance period, 2022 performance period, and 2023 performance period, the awards actually earned will range from zero to two hundred percent of the targeted number of performance shares for such performance period. Dividend equivalents are paid on the portion of performance shares actually earned at our regular dividend rate in additional shares of common stock.

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

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended
	August 30, 2020	August 25, 2019
Net income attributable to Conagra Brands, Inc. common stockholders:	$329.0	$173.8
Weighted average shares outstanding:
Basic weighted average shares outstanding	488.2	486.8
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	1.7	1.1
Diluted weighted average shares outstanding	489.9	487.9

For the first quarter of fiscal 2021 and 2020, there were 1.0 million and 2.1 million stock options outstanding, respectively, that were excluded from the computation of diluted weighted average shares because the effect was antidilutive.

9. INVENTORIES

The major classes of inventories were as follows:

	August 30, 2020	May 31, 2020
Raw materials and packaging	$285.8	$291.6
Work in process	160.4	125.2
Finished goods	1,058.0	886.5
Supplies and other	75.4	73.3
Total	$1,579.6	$1,376.6

10. INCOME TAXES

In the first quarter of fiscal 2021 and 2020 we recognized income tax expense of $86.7 million and an income tax benefit of $11.5 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 20.8% and (7.0)% for the first quarter of fiscal 2021 and 2020, respectively.

The effective tax rate in the first quarter of fiscal 2021 reflected a benefit resulting from the regulations issued by the U.S. Treasury and Internal Revenue Service on certain provisions of the 2017 Tax Cuts and Jobs Act.

The effective tax rate in the first quarter of fiscal 2020 reflected the following:

•	additional tax expense associated with non-deductible goodwill in our DSD Snacks and private label peanut butter businesses, for which an impairment charge was recognized,
•	a tax benefit resulting from state law changes,
•	a benefit from the settlement of tax issues that were previously reserved,
•	an additional benefit due to a change in the deferred state tax rates relating to the integration of Pinnacle activity for tax purposes, and
•	an income tax benefit associated with a tax planning strategy that will allow us to utilize certain state tax attributes.

The amount of gross unrecognized tax benefits for uncertain tax positions was $34.4 million as of August 30, 2020 and $35.8 million as of May 31, 2020. Included in those amounts was $0.8 million and $0.7 million, respectively, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The gross unrecognized tax benefits excluded related liabilities for gross interest and penalties of $8.1 million and $7.4 million as of August 30, 2020 and May 31, 2020, respectively.

The net amount of unrecognized tax benefits at August 30, 2020 and May 31, 2020 that, if recognized, would impact the Company's effective tax rate was $29.1 million and $30.3 million, respectively. Included in those amounts is $6.5 million that would be reported in discontinued operations. Recognition of these tax benefits would have a favorable impact on the Company's effective tax rate.

We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $13.5 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.

As of August 30, 2020 and May 31, 2020, we had a deferred tax asset of $685.3 million and $685.2 million, respectively, that was generated from the capital loss realized on the sale of the Private Brands operations with corresponding valuation allowances of $685.3 million and $685.2 million, respectively, to reflect the uncertainty regarding the ultimate realization of the tax asset. Federal capital loss carryforwards related to the Private Brands divestiture will expire in fiscal 2021.

We have not provided any deferred taxes on undistributed earnings of our foreign subsidiaries. Deferred taxes will be provided for earnings of non-U.S. affiliates and associated companies when we determine that such earnings are no longer indefinitely reinvested and will result in a tax liability upon distribution.

11. CONTINGENCIES

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

We have accrued $11.9 million and $63.1 million, within other accrued liabilities and other noncurrent liabilities, respectively, for this matter as of August 30, 2020. The extent of insurance coverage is uncertain and the Company's carriers are on notice; however, any possible insurance recovery has not been considered for purposes of determining our liability. We cannot assure that the final resolution of the lead paint and pigment matters will not have a material adverse effect on our financial condition, results of operations, or liquidity.

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

We are party to matters challenging the Company's wage and hour practices. These matters include a number of class actions consolidated under the caption Negrete v. ConAgra Foods, Inc., et al, pending in the U.S. District Court for the Central District of California, in which the plaintiffs allege a pattern of violations of California and/or federal law at several current and former Company manufacturing facilities across the State of California. The Company has notified the Court that is has reached a settlement in principle with the plaintiffs, which requires preliminary and final approval of the Court. While we cannot predict with certainty the results of this or any other legal proceeding, we do not expect this matter to have a material adverse effect on our financial condition, results of operations, or business.

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

Environmental Matters

We are a party to certain environmental proceedings relating to our acquisition of Beatrice in fiscal 1991. Such proceedings include proceedings related to businesses divested by Beatrice prior to our acquisition of Beatrice. The current environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's possible status as a potentially responsible party at approximately 40 Superfund, proposed Superfund, or state-equivalent sites (the "Beatrice sites"). These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, polychlorinated biphenyls, acids, lead, sulfur, tannery wastes, and/or other contaminants. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $57.4 million as of August 30, 2020, a majority of which relates to the Superfund and state-equivalent sites referenced above. During the third quarter of fiscal 2017, a final Remedial Investigation/Feasibility Study was submitted for the Southwest Properties portion ("Operating Unit 4") of the Wells G&H Superfund site, which is one of the Beatrice sites. The U.S. Environmental Protection Agency ("EPA") issued a Record of Decision ("ROD") for the Southwest Properties portion of the site on September 29, 2017 and has entered into negotiations with potentially responsible parties to determine final responsibility for implementing the ROD. Additionally, in conjunction with the conclusion of the fifth Five-Year Review period for Operating Unit 1 of the Wells G&H site, which spanned from October 1, 2014 to September 30, 2019, we are negotiating with the EPA to allow us to begin testing different environmental remediation methods to improve the efficiency and effectiveness of our current cleanup efforts affecting both Operating Units 1 and 2. As a result, in the second quarter of fiscal 2020, we increased our environmental reserves by $6.6 million associated with these expected cleanup efforts.

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

In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases resulting from the divestiture of the JM Swank business completed in the first quarter of fiscal 2017. As of August 30, 2020, the remaining terms of these arrangements did not exceed three years and the maximum amount of future payments we have guaranteed was $0.4 million. In addition, we guarantee a lease resulting from an exited facility. As of August 30, 2020, the remaining term of this arrangement did not exceed seven years and the maximum amount of future payments we have guaranteed was $15.8 million.

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

Components of pension benefit and other postretirement benefit costs are:

	Pension Benefits
	Thirteen weeks ended
	August 30, 2020	August 25, 2019
Service cost	$3.1	$2.8
Interest cost	21.7	31.3
Expected return on plan assets	(35.0)	(41.1)
Amortization of prior service cost	0.6	0.7
Curtailment loss	—	0.6
Benefit cost (benefit) — Company plans	(9.6)	(5.7)
Pension benefit cost — multi-employer plans	1.8	1.5
Total benefit cost (benefit)	$(7.8)	$(4.2)

	Postretirement Benefits
	Thirteen weeks ended
	August 30, 2020	August 25, 2019
Service cost	$0.1	$—
Interest cost	0.3	0.7
Amortization of prior service benefit	(0.5)	(0.5)
Recognized net actuarial gain	(0.9)	(1.2)
Total cost (benefit)	$(1.0)	$(1.0)

The Company uses a split discount rate (spot-rate approach) for the U.S. plans and certain foreign plans. The spot-rate approach applies separate discount rates for each projected benefit payment in the calculation of pension service and interest cost.

The weighted-average discount rates for service and interest costs under the spot-rate approach used for pension benefit cost in fiscal 2021 were 3.35% and 2.30%.

During the first quarter of fiscal 2021, we contributed $5.9 million to our pension plans and contributed $2.3 million to our other postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $26.3 million to our pension plans for the remainder of fiscal 2021. We anticipate making further contributions of approximately $7.7 million to our other postretirement plans during the remainder of fiscal 2021. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.

13. STOCKHOLDERS' EQUITY

The following table presents a reconciliation of our stockholders' equity accounts for the thirteen weeks ended August 30, 2020:

	Conagra Brands, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 31, 2020	584.2	$2,921.2	$2,323.2	$5,471.2	$(109.6)	$(2,729.9)	$74.6	$7,950.7
Stock option and incentive plans			(25.4)	(0.7)		33.5		7.4
Adoption of ASU 2016-13				(1.1)				(1.1)
Currency translation adjustments					15.3		2.2	17.5
Derivative adjustments					(1.2)			(1.2)
Activities of noncontrolling interests							0.8	0.8
Pension and postretirement healthcare benefits					(0.3)			(0.3)
Dividends declared on common stock; $0.2125 per share				(103.8)				(103.8)
Net income attributable to Conagra Brands, Inc.				329.0				329.0
Balance at August 30, 2020	584.2	$2,921.2	$2,297.8	$5,694.6	$(95.8)	$(2,696.4)	$77.6	$8,199.0

The following table presents a reconciliation of our stockholders' equity accounts for the thirteen weeks ended August 25, 2019:

	Conagra Brands, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 26, 2019	584.2	$2,921.2	$2,286.0	$5,047.9	$(110.3)	$(2,760.2)	$79.1	$7,463.7
Stock option and incentive plans			(8.5)	(0.3)		16.0	(0.2)	7.0
Currency translation adjustments					(8.9)		(2.7)	(11.6)
Derivative adjustments					(1.8)			(1.8)
Activities of noncontrolling interests							0.5	0.5
Pension and postretirement healthcare benefits					(11.4)			(11.4)
Dividends declared on common stock; $0.2125 per share				(103.4)				(103.4)
Net income attributable to Conagra Brands, Inc.				173.8				173.8
Balance at August 25, 2019	584.2	$2,921.2	$2,277.5	$5,118.0	$(132.4)	$(2,744.2)	$76.7	$7,516.8

14. FAIR VALUE MEASUREMENTS

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 30, 2020:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$1.4	$1.2	$—	$2.6
Marketable securities	6.1	—	—	6.1
Deferred compensation assets	8.7	—	—	8.7
Total assets	$16.2	$1.2	$—	$17.4
Liabilities:
Derivative liabilities	$—	$2.4	$—	$2.4
Deferred compensation liabilities	77.2	—	—	77.2
Total liabilities	$77.2	$2.4	$—	$79.6

The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 31, 2020:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$2.8	$5.2	$—	$8.0
Marketable securities	8.1	—	—	8.1
Deferred compensation assets	8.6	—	—	8.6
Total assets	$19.5	$5.2	$—	$24.7
Liabilities:
Derivative liabilities	$—	$0.4	$—	$0.4
Deferred compensation liabilities	68.0	—	—	68.0
Total liabilities	$68.0	$0.4	$—	$68.4

Certain assets and liabilities, including long-lived assets, goodwill, asset retirement obligations, and cost and equity investments, are measured at fair value on a nonrecurring basis using Level 3 inputs.

In the first quarter of fiscal 2021, we recognized charges totaling $3.0 million in our Grocery & Snacks segment for the impairment of certain long-lived assets. The impairment was measured based upon the estimated sales price of the assets.

In the first quarter of fiscal 2020, we recognized charges for the impairment of certain indefinite-lived brands. The fair values of these brands were estimated using the “relief from royalty” method (See Note 5). Impairments in our Grocery & Snacks and Refrigerated & Frozen segments totaled $3.5 million and $15.8 million, respectively.

In the first quarter of fiscal 2020, we recognized charges totaling $43.3 million in our Grocery & Snacks segment for impairments of certain long-lived assets. The impairments were measured based upon the estimated sales price of the disposal groups (See Note 2).

The carrying amount of long-term debt (including current installments) was $9.62 billion and $9.75 billion as of August 30, 2020 and May 31, 2020, respectively. Based on current market rates, the fair value of this debt (level 2 liabilities) at August 30, 2020 and May 31, 2020, was estimated at $11.38 billion and $11.35 billion, respectively.

15. BUSINESS SEGMENTS AND RELATED INFORMATION

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

	Thirteen weeks ended
	August 30, 2020	August 25, 2019
Net sales
Grocery & Snacks	$1,134.2	$977.6
Refrigerated & Frozen	1,130.6	959.1
International	219.0	204.4
Foodservice	195.1	249.6
Total net sales	$2,678.9	$2,390.7
Operating profit
Grocery & Snacks	$283.6	$151.7
Refrigerated & Frozen	240.1	155.6
International	38.5	24.8
Foodservice	24.9	31.1
Total operating profit	$587.1	$363.2
Equity method investment earnings	6.5	12.3
General corporate expense	77.2	99.5
Pension and postretirement non-service income	(13.8)	(9.5)
Interest expense, net	113.7	122.7
Income tax expense (benefit)	86.7	(11.5)
Net income	$329.8	$174.3
Less: Net income attributable to noncontrolling interests	0.8	0.5
Net income attributable to Conagra Brands, Inc.	$329.0	$173.8

The following table presents further disaggregation of our net sales:

	Thirteen weeks ended
	August 30, 2020	August 25, 2019
Frozen	935.6	792.7
Other shelf-stable	715.9	601.4
Snacks	418.3	376.2
Foodservice	195.1	249.6
International	219.0	204.4
Refrigerated	195.0	166.4
Total net sales	$2,678.9	$2,390.7

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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended
	August 30, 2020	August 25, 2019
Gross derivative losses incurred	$(4.0)	$(7.3)
Less: Net derivative losses allocated to reporting segments	(1.5)	(0.1)
Net derivative losses recognized in general corporate expenses	$(2.5)	$(7.2)
Net derivative losses allocated to Grocery & Snacks	$(1.8)	$(0.1)
Net derivative losses allocated to Refrigerated & Frozen	(1.1)	(0.3)
Net derivative gains allocated to International	1.6	0.1
Net derivative gains (losses) allocated to Foodservice	(0.2)	0.2
Net derivative losses included in segment operating profit	$(1.5)	$(0.1)

As of August 30, 2020, the cumulative amount of net derivative losses from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $6.6 million. This amount reflected net losses of $3.5 million incurred during the thirteen weeks ended August 30, 2020 and net losses of $3.1 million incurred prior to fiscal 2021. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results losses of $3.9 million in fiscal 2021 and losses of $2.7 million in fiscal 2022 and thereafter.

Assets by Segment

The majority of our manufacturing assets are shared across multiple reporting segments. Output from these facilities used by each reporting segment can change over time. Also, working capital balances are not tracked by reporting segment. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment. Total depreciation expense was $80.3 million and $81.7 million for the first quarter of fiscal 2021 and 2020, respectively.

Other Information

Our operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant with respect to consolidated operations for the first quarter of fiscal 2021 and 2020. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were approximately $224.7 million and $211.7 million in the first quarter of fiscal 2021 and 2020, respectively. Our long-lived assets located outside of the United States are not significant.

Our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 25% and 26% of consolidated net sales in the first quarter of fiscal 2021 and 2020, respectively, primarily in the Grocery & Snacks and Refrigerated & Frozen segments.

Walmart, Inc. and its affiliates accounted for approximately 33% and 30% of consolidated net receivables as of August 30, 2020 and May 31, 2020, respectively. The Kroger Co. and its affiliates accounted for approximately 11% and 10% of consolidated net receivables as of August 30, 2020 and May 31, 2020, respectively.

We offer certain suppliers access to a third-party service that allows them to view our scheduled payments online. The third-party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third party, or any financial institutions concerning this service. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of August 30, 2020 and May 31, 2020, $269.2 million and $258.7 million, respectively, of our total accounts payable is payable to suppliers who utilize this third-party service.

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

Readers of this report should understand that these forward-looking statements are not guarantees of performance or results. Forward-looking statements provide our current expectations and beliefs concerning future events and are subject to risks, uncertainties, and factors relating to our business and operations, all of which are difficult to predict and could cause our actual results to differ materially from the expectations expressed in or implied by such forward-looking statements. These risks, uncertainties, and factors include, among other things: the risk that the cost savings and any other synergies from the acquisition of Pinnacle Foods Inc. (the Pinnacle acquisition) may not be fully realized or may take longer to realize than expected; the risk that the Pinnacle acquisition may not be accretive within the expected timeframe or to the extent anticipated; the risks that the Pinnacle acquisition and related integration will create disruption to the Company and its management and impede the achievement of business plans; risks related to our ability to achieve the intended benefits of other recent acquisitions and divestitures; risks associated with general economic and industry conditions; risks associated with our ability to successfully execute our long-term value creation strategies; risks related to our ability to deleverage on currently anticipated timelines, and to continue to access capital on acceptable terms or at all; risks related to our ability to execute operating and restructuring plans and achieve targeted operating efficiencies from cost-saving initiatives and to benefit from trade optimization programs; risks related to the effectiveness of our hedging activities and ability to respond to volatility in commodities; risks related to the Company's competitive environment and related market conditions; risks related to our ability to respond to changing consumer preferences and the success of our innovation and marketing investments; risks related to the ultimate impact of any product recalls and litigation, including litigation related to the lead paint and pigment matters, as well as any securities litigation, including securities class action lawsuits; risk associated with actions of governments and regulatory bodies that affect our businesses, including the ultimate impact of new or revised regulations or interpretations; risks related to the impact of the recent coronavirus (COVID-19) pandemic on our business, suppliers, consumers, customers and employees; risks related to the availability and prices of raw materials, including any negative effects caused by inflation, weather conditions, or health pandemics; disruptions or inefficiencies in our supply chain and/or operations, including from the recent COVID-19 pandemic; risks associated with actions by our customers, including changes in distribution and purchasing terms; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges; and other risks described in our reports filed from time to time with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility to update these statements, except as required by law.

The discussion that follows should be read together with the unaudited Condensed Consolidated Financial Statements and related notes contained in this report and with the financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020 and subsequent filings with the SEC. Results for the first quarter of fiscal 2021 are not necessarily indicative of results that may be attained in the future.

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

The integration of Pinnacle Foods Inc. ("Pinnacle") is continuing and on-track. We still expect to achieve cost synergies of $305 million per year when the integration is concluded.

Fiscal 2021 First Quarter Results

In the first quarter of fiscal 2021, results reflected an increase in net sales, with organic (excludes the impacts of foreign exchange and divested businesses) increases in each of our operating segments with the exception of a decrease in our Foodservice segment, in each case compared to the first quarter of fiscal 2020. Organic net sales for our retail segments (inclusive of Grocery & Snacks, Refrigerated & Frozen, and International) were positively impacted by the increase in at-home food consumption as a result of the COVID-19 pandemic, with sales declines in our Foodservice segment due to lower traffic in away-from-home food outlets.

Overall gross profit increased due to supply chain realized productivity, favorable margin mix including lower promotional trade activity, cost synergies associated with the Pinnacle acquisition, and fixed cost leverage, which were partially offset by higher input costs, COVID-19 related expenses, the impact of foreign exchange, and lost profits from divested businesses. Overall segment operating profit increased in each operating segment with the exception of our Foodservice segment. Corporate expenses were lower primarily due to items impacting comparability, as discussed below. There were decreased selling, general and administrative ("SG&A") expenses as a result of cost synergies associated with the Pinnacle acquisition and lower travel costs, offset by increased stock compensation and deferred compensation expense. We recognized lower equity method investment earnings, lower interest expense, and higher income tax expense, in each case compared to the first quarter of fiscal 2020. Excluding items impacting comparability, our effective tax rate was slightly higher compared to the first quarter of fiscal 2020.

Diluted earnings per share in the first quarter of fiscal 2021 were $0.67. Diluted earnings per share in the first quarter of fiscal 2020 were $0.36. Diluted earnings per share were affected by higher net income in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 as well as several significant items affecting the comparability of year-over-year results (see "Items Impacting Comparability" below).

Items Impacting Comparability

Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions is discussed in the segment review below.

Items of note impacting comparability for the first quarter of fiscal 2021 included the following:

•	charges totaling $25.9 million ($19.5 million after-tax) in connection with our restructuring plans and
•	an income tax benefit of $7.6 million related to certain final tax regulations on prior year federal tax matters.

Items of note impacting comparability for the first quarter of fiscal 2020 included the following:

•	charges totaling $50.1 million ($38.6 million after-tax) in connection with our restructuring plans,
•	a charge of $31.4 million ($29.6 million after-tax) due to the impairment of a business held for sale,
•	charges totaling $19.3 million ($14.8 million after-tax) related to the impairment of certain brand intangible assets,
•	a gain of $5.4 million ($4.1 million after-tax) related to the sale of an asset within the Ardent Mills joint venture, and
•	an income tax benefit of $51.0 million primarily related to the reorganization of various legacy Pinnacle legal entities and state tax planning strategies.

Divestitures

During the third quarter of fiscal 2020, we completed the sale of our Lender's® bagel business for net proceeds of $33.3 million, including working capital adjustments. The results of operations of the divested Lender's® bagel business are primarily included in our Refrigerated & Frozen segment, and to a lesser extent within our Foodservice segment, for the periods preceding the completion of the transaction.

During the second quarter of fiscal 2020, we completed the sale of our Direct Store Delivery ("DSD") Snacks business for net proceeds of $137.5 million, including working capital adjustments. The results of operations of the divested DSD Snacks business are included in our Grocery & Snacks segment for the periods preceding the completion of the transaction.

Restructuring Plans

In December 2018, our Board of Directors (the "Board") approved a restructuring and integration plan related to the ongoing integration of the operations of Pinnacle, which we acquired in October 2018 (the "Pinnacle Integration Restructuring Plan"), for the purpose of achieving significant cost synergies between the companies, as a result of which we expect to incur material charges for exit and disposal activities under U.S. generally accepted accounting principles. We have incurred or expect to incur approximately $362.3 million of charges ($278.9 million of cash charges and $83.4 million of non-cash charges) for actions identified to date under the Pinnacle Integration Restructuring Plan. The Board and/or our senior management have authorized incurrence of these charges. In the first quarter of fiscal 2021 and 2020, we recognized charges of $8.6 million and $27.7 million, respectively, in connection with the Pinnacle Integration Restructuring Plan. We expect to incur costs related to the Pinnacle Integration Restructuring Plan through fiscal 2022.

In fiscal 2019, management initiated a restructuring plan (the "Conagra Restructuring Plan") for costs in connection with actions taken to improve SG&A expense effectiveness and efficiencies and to optimize our supply chain network. Although we remain unable to make good faith estimates relating to the entire Conagra Restructuring Plan, we are reporting on actions initiated through the end of the first quarter of fiscal 2021, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of August 30, 2020, we have approved the incurrence of $170.6 million ($43.8 million of cash charges and $126.8 million of non-cash charges) for several projects associated with the Conagra Restructuring Plan. We have incurred or expect to incur $161.5 million of charges ($38.9 million of cash charges and $122.6 million of non-cash charges) for actions identified to date under the Conagra Restructuring Plan. In the first quarter of fiscal 2021 and 2020, we recognized charges of $17.3 million and $21.1 million, respectively, in connection with the Conagra Restructuring Plan. We expect to incur costs related to the Conagra Restructuring Plan over a multi-year period.

COVID – 19

We continue to monitor the impact of the COVID-19 pandemic on all aspects of our business. During the first quarter of fiscal 2021, we continued to experience higher sales for our products in the retail segments as a result of increased customer demand for food at home due to the COVID-19 pandemic. We expect that these trends will continue for at least a portion of fiscal 2021 as work-from-home arrangements are extended in response to the continued spread of COVID-19. However, the increased consumer demand may reverse in the coming months. During the first quarter of fiscal 2021, we also continued to experience reduced demand for our foodservice products across all of our major markets as consumer traffic in away-from-home food outlets has decreased as a result of the COVID-19 pandemic. We expect this trend to continue for at least a portion of fiscal 2021, which will continue to negatively impact our net sales to customers in our Foodservice segment.

During the first quarter of fiscal 2021, our operating margins saw improvement largely due to favorable fixed cost leverage, reduced travel expenses, and lower trade promotional activity on certain brands. That benefit was partially offset by several factors including higher transportation and warehousing costs, temporary plant closures, employee safety and sanitation costs, and employee compensation costs, which accounted for an estimated $34 million of incremental costs in the first quarter.

We created an internal COVID-19 pandemic team in order to review and assess the evolving COVID-19 pandemic, and to recommend risk mitigation actions for the health and safety of our employees. In order to enhance the safety of our employees during the COVID-19 pandemic, we have implemented various measures, including the installation of physical barriers between employees in production facilities, extensive cleaning and sanitation of both production and office spaces, and implementation of broad work-from-home initiatives for office personnel. While all of these measures have been necessary and appropriate, they have resulted in additional costs, many of which we expect to continue to incur throughout fiscal 2021 as we continue to address employee safety.

As mentioned above, we have experienced some challenges in connection with the COVID-19 pandemic, including temporary closings of production facilities and reduced demand for certain of our products. Despite these challenges, all of our production facilities remain open and there has been minimal disruption to our supply chain network to date, including the supply of our ingredients, packaging, or other sourced materials. However, we continue to closely monitor the potential impacts of the COVID-19 pandemic, as we cannot predict its ultimate impact on our suppliers, distributors, and manufacturers.

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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended
($ in millions)	August 30, 2020	August 25, 2019
Gross derivative losses incurred	$(4.0)	$(7.3)
Less: Net derivative losses allocated to reporting segments	(1.5)	(0.1)
Net derivative losses recognized in general corporate expenses	$(2.5)	$(7.2)
Net derivative losses allocated to Grocery & Snacks	$(1.8)	$(0.1)
Net derivative losses allocated to Refrigerated & Frozen	(1.1)	(0.3)
Net derivative gains allocated to International	1.6	0.1
Net derivative gains (losses) allocated to Foodservice	(0.2)	0.2
Net derivative losses included in segment operating profit	$(1.5)	$(0.1)

As of August 30, 2020, the cumulative amount of net derivative losses from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $6.6 million. This amount reflected net losses of $3.5 million incurred during the thirteen weeks ended August 30, 2020 and net losses of $3.1 million incurred prior to fiscal 2021. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results losses of $3.9 million in fiscal 2021 and losses of $2.7 million in fiscal 2022 and thereafter.

Net Sales

	Net Sales
($ in millions)	Thirteen weeks ended
Reporting Segment	August 30, 2020	August 25, 2019	% Inc (Dec)
Grocery & Snacks	$1,134.2	$977.6	16%
Refrigerated & Frozen	1,130.6	959.1	18%
International	219.0	204.4	7%
Foodservice	195.1	249.6	(22)%
Total	$2,678.9	$2,390.7	12%

Net sales for the first quarter of fiscal 2021 in our Grocery & Snacks segment included an increase in volumes of 17%, excluding the impact of divestitures, compared to the prior-year period. The increase in volumes reflected an increase across multiple categories due to increased at-home eating and replenishment of customer inventory levels in connection with the COVID-19 pandemic. Price/mix increased by 4% for the first quarter of fiscal 2021, excluding the impact of divestitures, when compared to the prior-year period due in part to lower promotional trade activity in the current period and the favorable impact of a $7.4 million change in estimate associated with our fiscal 2020 fourth quarter trade accrual. The first quarter of fiscal 2020 included $29.2 million of net sales related to our DSD Snacks business, which was sold in the second quarter of fiscal 2020. The first quarter of fiscal 2020 also included $8.6 million of net sales related to our private label peanut butter business, which we exited in the third quarter of fiscal 2020.

Net sales for the first quarter of fiscal 2021 in our Refrigerated & Frozen segment reflected an increase in volumes of 13%, excluding the impact of divestitures, compared to the prior-year period, due to increased at-home eating and replenishment of customer inventory levels in connection with the COVID-19 pandemic. Price/mix increased by 6% for the first quarter of fiscal 2021, excluding the impact of divestitures, when compared to the prior-year period, due in part to lower promotional trade activity in the current period and the favorable impact of a $7.4 million change in estimate associated with our fiscal 2020 fourth quarter trade accrual. The first quarter of fiscal 2020 included $9.1 million of net sales related to our Lender's® bagel business, which was sold in the third quarter of fiscal 2020.

Net sales for the first quarter of fiscal 2021 in our International segment reflected a 10% increase in volume, a 6% decrease due to unfavorable foreign exchange rates, and a 3% increase in price/mix, in each case compared to the prior-year period. The increase in volumes was driven by elevated demand related to the impacts of the COVID-19 pandemic. The increase in price/mix was driven by the favorable impact of a $2.8 million change in estimate associated with our fiscal 2020 fourth quarter trade accrual.

Net sales for the first quarter of fiscal 2021 in our Foodservice segment reflected a 24% decrease in volume, excluding the impact of divestitures, compared to the prior-year period. The decline in volume reflected lower traffic in away-from-home food outlets as a result of the COVID-19 pandemic. Price/mix, excluding the impact of divestitures, increased by 4% in the first quarter of fiscal 2021 compared to the prior-year period, reflecting inflation-related pricing and the value-over-volume strategy. The first quarter of fiscal 2020 included $2.4 million of net sales related to our Lender's® bagel business, which was sold in the third quarter of fiscal 2020. The first quarter of fiscal 2020 also included $2.3 million of net sales related to our private label peanut butter business, which we exited in the third quarter of fiscal 2020.

SG&A Expenses (includes general corporate expenses)

SG&A expenses totaled $300.3 million for the first quarter of fiscal 2021, a decrease of $100.5 million, as compared to the first quarter of fiscal 2020. SG&A expenses for the first quarter of fiscal 2021 reflected the following:

Items impacting comparability of earnings

•	expenses of $15.5 million in connection with our restructuring plans,
•	expenses of $2.7 million associated with costs incurred for acquisitions and planned divestitures,
•	a benefit of $2.0 million related to a previous legal matter, and
•	expenses of $1.5 million associated with consulting fees for certain tax matters.

Other changes in expenses compared to the first quarter of fiscal 2020

•	a decrease in salary, wage, and fringe benefit expense of $15.6 million, largely due to achieved synergies from the Pinnacle acquisition,
•	an increase in share-based payment and deferred compensation expense of $10.7 million due to higher stock price and market increases,
•	a decrease of $4.9 million related to travel and entertainment expenses, in part due to reduced travel from the COVID-19 pandemic,
•	a decrease in royalty expense of $3.9 million, in part due to the expiration of a royalty agreement,
•	a decrease of $2.8 million related to unfavorable foreign exchange rates, and
•	a decrease in depreciation expense of $2.4 million.

SG&A expenses for the first quarter of fiscal 2020 included the following items impacting the comparability of earnings:

•	expenses of $45.0 million in connection with our restructuring plans,

•	expense of $31.4 million related to the impairment of a business held for sale,
•	charges totaling $19.3 million related to the impairment of certain brand intangible assets,
•	expenses of $1.9 million associated with costs incurred for acquisitions and planned divestitures, and
•	a loss of $1.7 million related to the divestiture of a business.

Operating Profit (Earnings before general corporate expenses, pension and postretirement non-service income, interest expense, net, income taxes, and equity method investment earnings)

	Operating Profit
($ in millions)	Thirteen weeks ended
Reporting Segment	August 30, 2020	August 25, 2019	% Inc (Dec)
Grocery & Snacks	$283.6	$151.7	87%
Refrigerated & Frozen	240.1	155.6	54%
International	38.5	24.8	56%
Foodservice	24.9	31.1	(20)%

Operating profit in our Grocery & Snacks segment for the first quarter of fiscal 2021 reflected an increase in gross profits of $77.2 million compared to the first quarter of fiscal 2020. The higher gross profit was driven by the net sales growth discussed above, the benefits of supply chain realized productivity, and cost synergies associated with the Pinnacle acquisition, partially offset by the impacts of higher input costs, a reduction in profit associated with the divestiture of our DSD Snacks business and the exit of our private label peanut butter business, and pandemic-related costs. Pandemic-related costs included investments in employee safety protocols, bonuses paid to supply chain employees, and costs necessary to meet elevated levels of demand. Operating profit of the Grocery & Snacks segment was impacted by expense of $13.9 million and $19.1 million related to our restructuring plans in the first quarter of fiscal 2021 and 2020, respectively. The first quarter of fiscal 2020 also included charges of $31.4 million related to the impairment of a business held for sale, $3.5 million related to the impairment of certain brand intangible assets, and $1.7 million related to the divestiture of our Wesson® oil business.

Operating profit in our Refrigerated & Frozen segment for the first quarter of fiscal 2021 reflected an increase in gross profits of $64.8 million compared to the first quarter of fiscal 2020. The increase was driven by the net sales growth discussed above, the benefits of supply chain realized productivity, and cost synergies associated with the Pinnacle acquisition, partially offset by the impacts of higher input costs, a reduction in profit associated with the divestiture of our Lender's® bagel business, and pandemic-related costs. Operating profit of the Refrigerated & Frozen segment was impacted by expense of $5.7 million and $0.6 million related to our restructuring plans in the first quarter of fiscal 2021 and 2020, respectively. The first quarter of fiscal 2020 also included charges of $15.8 million related to the impairment of certain brand intangible assets.

Operating profit in our International segment for the first quarter of fiscal 2021 reflected an increase in gross profits of $6.8 million when compared to the prior-year period, due to the net sales growth discussed above, the benefits of supply chain realized productivity, and cost synergies associated with the Pinnacle acquisition, partially offset by the impacts of higher input costs and unfavorable foreign exchange rates. Operating profit of the International segment was impacted by income of $0.1 million and expense of $1.2 million related to our restructuring plans in the first quarter of fiscal 2021 and 2020, respectively.

Operating profit in our Foodservice segment for the first quarter of fiscal 2021 reflected a decrease in gross profits of $7.8 million compared to the first quarter of fiscal 2020. The lower gross profit primarily reflected the lower restaurant traffic due to the COVID-19 pandemic, higher input costs, the sale of our Lender's® bagel business, and the exit of our private label peanut butter business, partially offset by supply chain realized productivity and cost synergies associated with the Pinnacle acquisition.

Pension and Postretirement Non-service Income

In the first quarter of fiscal 2021, pension and postretirement non-service income was $13.8 million, an increase of $4.3 million compared to the first quarter of fiscal 2020. The increase was driven by lower interest costs as a result of declining interest rates.

Interest Expense, Net

Net interest expense was $113.7 million and $122.7 million for the first quarter of fiscal 2021 and 2020, respectively. The decrease reflected the redemption of $525.0 million aggregate principal amount of our floating rate notes due October 22, 2020 and repayment of $200.0 million in borrowings under our term loan agreement that financed a portion of our acquisition of Pinnacle.

Income Taxes

In the first quarter of fiscal 2021 and 2020, we recognized income tax expense of $86.7 million and an income tax benefit of $11.5 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was approximately 20.8% and (7.0)% for the first quarter of fiscal 2021 and 2020, respectively.

The effective tax rate in the first quarter of fiscal 2021 reflected a benefit resulting from the regulations issued by the U.S. Treasury and Internal Revenue Service on certain provisions of the 2017 Tax Cuts and Jobs Act.

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

Equity Method Investment Earnings

Equity method investment earnings were $6.5 million and $12.3 million for the first quarter of fiscal 2021 and 2020, respectively. Results for the first quarter of fiscal 2020 included a gain of $5.4 million related to the sale of an asset by the Ardent Mills joint venture.

Earnings Per Share

Diluted earnings per share in the first quarter of fiscal 2021 and 2020 were $0.67 and $0.36, respectively. See "Items Impacting Comparability" above as several significant items affected the comparability of year-over-year results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Capital

Our primary financing objective is to maintain a prudent capital structure that provides us flexibility to pursue our growth objectives. If necessary, we use short-term debt principally to finance ongoing operations, including our seasonal requirements for working capital (accounts receivable, prepaid expenses and other current assets, and inventories, less accounts payable, accrued payroll, and other accrued liabilities), and a combination of equity and long-term debt to finance both our base working capital needs and our non-current assets. We are committed to maintaining solid investment grade credit ratings.

At August 30, 2020, we had a revolving credit facility (the "Revolving Credit Facility") with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $1.6 billion (subject to increase to a maximum aggregate principal amount of $2.1 billion with the consent of the lenders). We have historically used a credit facility principally as a back-up for our commercial paper program. As of August 30, 2020, there were no outstanding borrowings under the Revolving Credit Facility.

We had no amounts outstanding under our commercial paper program as of August 30, 2020, and May 31, 2020. We did not borrow under the commercial paper program during the first quarter of fiscal 2021.

During the first quarter of fiscal 2021, we repaid the remaining outstanding $126.6 million aggregate principal amount of our 4.95% senior notes on their maturity date of August 15, 2020.

During the fourth quarter of fiscal 2020, we entered into an unsecured term loan agreement (the "Credit Agreement") with a financial institution. The Credit Agreement provides for delayed draw term loans to the Company in an aggregate principal amount not in excess of $600 million (subject to increase to a maximum aggregate principal amount of $750 million). Borrowings under the Credit Agreement can be drawn, in full or in part, through October 9, 2020. The Credit Agreement matures on May 21, 2023. As of August 30, 2020, there were no outstanding borrowings under the Credit Agreement.

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

We have $718.7 million of long-term debt maturing in the next 12 months. We are committed to continuing our de-leveraging efforts during fiscal 2021 and we expect to maintain or have access to sufficient liquidity to retire or refinance long-term debt upon maturity, from operating cash flows, our undrawn Credit Agreement, our commercial paper program, access to the capital markets, and our Revolving Credit Facility. We continuously evaluate opportunities to refinance our debt, however, any refinancing is subject to market conditions and other factors, including financing options that may be available to us from time to time, and there can be no assurance that we will be able to successfully refinance any debt on commercially acceptable terms at all.

As of the end of the first quarter of fiscal 2021, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the Revolving Credit Facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult, or impossible.

Our most restrictive debt agreement (the Revolving Credit Facility) generally requires our ratio of earnings before interest, taxes, depreciation, and amortization ("EBITDA") to interest expense be not less than 3.0 to 1.0 and our ratio of funded debt to EBITDA not to exceed certain decreasing specified levels, ranging from 5.25 through the first quarter of fiscal 2021 to 3.75 from the second quarter of fiscal 2023 and thereafter, with each ratio to be calculated on a rolling four-quarter basis. As of August 30, 2020, we were in compliance with these financial covenants.

We repurchase shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. We plan to repurchase shares under our authorized program only at times and in amounts as are consistent with the prioritization of achieving our leverage targets. The Company's total remaining share repurchase authorization as of August 30, 2020 was $1.41 billion.

On September 3, 2020, the Company paid a quarterly dividend payment of $0.2125 per share to stockholders of record as of the close of business on August 4, 2020. Subsequent to quarter-end, our Board approved a 29% increase to our quarterly dividend payment to $0.275 per share to be paid on December 2, 2020, to stockholders of record as of the close of business on November 2, 2020.

Cash Flows

During the first quarter of fiscal 2021, we used $115.1 million of cash, which was the net result of $284.5 million generated from operating activities, $142.9 million used in investing activities, $259.6 million used in financing activities, and an increase of $2.9 million due to the effects of changes in foreign currency exchange rates.

Cash generated from operating activities totaled $284.5 million in the first quarter of fiscal 2021, as compared to $207.0 million generated in the first quarter of fiscal 2020. The increase in operating cash flows for the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 was largely due to the impact of increased sales in our retail segments from COVID-19 pandemic-related demand. This was partially offset by increased tax payments for the first quarter fiscal 2021, compared to fiscal 2020. The increase reflects approximately $47 million of fourth quarter fiscal 2020 tax payments, which were deferred due to the extension of the deadline for certain federal cash tax payments. Comparative changes in working capital balances were also impacted by the timing of vendor payments made in the first quarter of fiscal 2021, related to expanded inventory purchases in the fourth quarter of fiscal 2020. Operating cash flows benefited from the continued deferral of employer payroll taxes under the Coronavirus Aid, Relief, and Economic Security Act by approximately $15 million, and payment of such amounts will occur in part in fiscal 2022 and 2023.

Cash used in investing activities totaled $142.9 million and $107.5 million in the first quarter of fiscal 2021 and 2020, respectively. Net cash outflows from investing activities in the first quarter of fiscal 2021 and 2020 consisted primarily of capital expenditures totaling $145.5 million and $106.6 million, respectively.

Cash used in financing activities totaled $259.6 million and $270.8 million in the first quarter of fiscal 2021 and 2020, respectively. Financing activities in the first quarter of fiscal 2021 consisted principally of the repayment of long-term debt totaling $133.4 million and cash dividends paid of $103.5 million. Financing activities in the first quarter of fiscal 2020 consisted primarily of the repayment of long-term debt totaling $205.8 million and cash dividends paid of $103.3 million, partially offset by net short-term borrowings primarily under our commercial paper program of $55.0 million.

The Company had cash and cash equivalents of $438.2 million at August 30, 2020 and $553.3 million at May 31, 2020, of which $71.7 million at August 30, 2020 and $80.5 million at May 31, 2020 was held in foreign countries. We believe that our foreign subsidiaries have invested or will invest any undistributed earnings indefinitely, or that any undistributed earnings will be remitted in a tax-neutral transaction, and, therefore, do not provide deferred taxes on the cumulative undistributed earnings of our foreign subsidiaries.

We continue to make investments in our business and operating facilities. Our estimate of capital expenditures for fiscal 2021 is approximately $505 million.

Management believes that existing cash balances, cash flows from operations, existing credit facilities, and access to capital markets will provide sufficient liquidity to meet our repayment of debt, including any repayment of debt or refinancing of debt, working capital needs, planned capital expenditures, and payment of anticipated quarterly dividends for at least the next twelve months.

OBLIGATIONS AND COMMITMENTS

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt, notes payable, finance lease obligations, and operating lease obligations were recognized as liabilities in the Condensed Consolidated Balance Sheets contained in this report as of August 30, 2020.

A summary of our contractual obligations as of August 30, 2020 was as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$9,504.9	$695.9	$2,287.0	$1,000.1	$5,521.9
Finance lease obligations	150.9	22.8	39.4	28.2	60.5
Operating lease obligations	284.8	50.6	76.1	43.9	114.2
Purchase obligations[1] and other contracts	1,489.2	1,281.9	114.6	59.9	32.8
Notes payable	0.6	0.6	—	—	—
Total	$11,430.4	$2,051.8	$2,517.1	$1,132.1	$5,729.4

1Amounts include open purchase orders and agreements, some of which are not legally binding and/or may be cancellable. Such agreements are generally settleable in the ordinary course of business in less than one year. Purchase obligations and other contracts, which totaled $1.47 billion as of August 30, 2020, were not recognized as liabilities in the Condensed Consolidated Balance Sheets contained in this report, in accordance with generally accepted accounting principles.

We are also contractually obligated to pay interest on our long-term debt and finance lease obligations. The weighted average coupon interest rate of the long-term debt obligations outstanding as of August 30, 2020 was approximately 4.7%.

The operating lease obligations noted in the table above have not been reduced by non-cancellable sublease rentals of $5.7 million.

As of May 31, 2020, we had aggregate unfunded pension and postretirement benefit obligations totaling $52.1 million and $86.4 million, respectively. These amounts are not included in the table above as the unfunded obligations are remeasured each fiscal year, thereby resulting in our inability to accurately predict the ultimate amount and timing of any future required contributions to such plans. Based on current statutory requirements, we are not obligated to fund any amount to our qualified pension plans during the next twelve months. We estimate that we will make payments of approximately $32.2 million and $10.0 million over the next twelve months to fund our pension and postretirement plans, respectively. See Note 12 "Pension and Postretirement Benefits", to the Condensed Consolidated Financial Statements contained in this report and Note 18 "Pension and Postretirement Benefits", to the Consolidated Financial Statements and "Critical Accounting Estimates – Employment-Related Benefits" contained in the Company's Annual Report on

Form 10-K for the year ended May 31, 2020 for further discussion of our pension obligations and factors that could affect estimates of this liability.

As part of our ongoing operations, we also enter into arrangements that obligated us to make future cash payments only upon the occurrence of a future event. As of August 30, 2020, we had $54.6 million of standby letters of credit issued on our behalf. These standby letters of credit are primarily related to our self-insured workers compensation programs and are not reflected in the Condensed Consolidated Balance Sheets contained in this report.

In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases resulting from the divestiture of the JM Swank business completed in the first quarter of fiscal 2017. As of August 30, 2020, the remaining terms of these arrangements did not exceed three years and the maximum amount of future payments we have guaranteed was $0.4 million. In addition, we guarantee a certain lease resulting from an exited facility. As of August 30, 2020, the remaining term of this arrangement did not exceed seven years and the maximum amount of future payments we have guaranteed was $15.8 million.

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

The obligations and commitments disclosed above do not include any reserves for uncertainties in income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at August 30, 2020 was $34.4 million. The net amount of unrecognized tax benefits at August 30, 2020, that, if recognized, would impact our effective tax rate was $29.1 million. Recognition of these tax benefits would have a favorable impact on our effective tax rate.

CRITICAL ACCOUNTING ESTIMATES

A discussion of our critical accounting estimates can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks affecting us are exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.

Other than the changes noted below, there have been no material changes in our market risk during the thirteen weeks ended August 30, 2020. For additional information, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

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

The carrying amount of long-term debt (including current installments) was $9.62 billion as of August 30, 2020. Based on current market rates, the fair value of this debt at August 30, 2020 was estimated at $11.38 billion. As of August 30, 2020, a 1% increase in the interest rates would decrease the fair value of our fixed rate debt by approximately $704.4 million, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $809.6 million.

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

Value-at-Risk (VaR)

We employ various tools to monitor our derivative risk, including value-at-risk ("VaR") models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95% confidence level. Accordingly, in any given one-day time period, losses greater than the amounts included in the table below are expected to occur only 5% of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, and foreign exchange positions during the thirteen weeks ended August 30, 2020 and August 25, 2019.

	Fair Value Impact
In Millions	Average During Thirteen Weeks Ended August 30, 2020	Average During Thirteen Weeks Ended August 25, 2019
Energy commodities	$0.5	$0.5
Agriculture commodities	0.2	0.8
Other commodities	—	0.2
Foreign exchange	1.2	0.6

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of August 30, 2020. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

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

Part II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For additional information on legal proceedings, please refer to Part I, Item 3 "Legal Proceedings" and Note 16, "Contingencies" to the financial statements, in each case contained in our Annual Report on Form 10-K for the year ended May 31, 2020, and Note 11, "Contingencies" to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

A discussion of our risk factors can be found in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020, and our other filings with the SEC. During the first quarter of fiscal 2021, there were no material changes to our previously disclosed risk factors.

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

3.2	Amended and Restated Bylaws of Conagra Brands, Inc., incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2020

10.1	Form of Senior Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2020

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32	Section 906 Certificates

101

The following materials from Conagra Brands' Quarterly Report on Form 10-Q for the quarter ended August 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated this 6th day of October, 2020.