Form 10-Q
period 2021-02-28
CONAGRA BRANDS INC.
filed 2021-04-08
CIK 23217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of issuer's common stock, as of February 28, 2021, was 479,946,865.

Table of Contents

Part I. FINANCIAL INFORMATION		1

Item 1	Financial Statements	1

	Unaudited Condensed Consolidated Statements of Earnings for the Thirteen and Thirty-nine Weeks ended February 28, 2021 and February 23, 2020	1

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Thirty-nine Weeks ended February 28, 2021 and February 23, 2020	2

	Unaudited Condensed Consolidated Balance Sheets as of February 28, 2021 and May 31, 2020	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Thirteen and Thirty-nine Weeks ended February 28, 2021 and February 23, 2020	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4	Controls and Procedures	40

Part II. OTHER INFORMATION		41

Item 1	Legal Proceedings	41

Item 1A	Risk Factors	41

Item 6	Exhibits	42

Signatures		43

Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 101 Exhibit 104

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions except per share amounts)

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 28, 2021	February 23, 2020	February 28, 2021	February 23, 2020
Net sales	$2,771.1	$2,555.0	$8,445.2	$7,766.5
Costs and expenses:
Cost of goods sold	2,012.7	1,870.6	5,987.7	5,619.7
Selling, general and administrative expenses	309.7	319.9	967.7	1,090.5
Pension and postretirement non-service income	(13.7)	(16.4)	(41.2)	(37.2)
Interest expense, net	100.6	117.7	322.0	361.8
Income before income taxes and equity method investment earnings	361.8	263.2	1,209.0	731.7
Income tax expense	101.6	68.9	269.0	141.5
Equity method investment earnings	21.5	10.4	51.0	50.3
Net income	$281.7	$204.7	$991.0	$640.5
Less: Net income attributable to noncontrolling interests	0.3	0.3	1.7	1.8
Net income attributable to Conagra Brands, Inc.	$281.4	$204.4	$989.3	$638.7
Earnings per share — basic
Net income attributable to Conagra Brands, Inc. common stockholders	$0.58	$0.42	$2.03	$1.31
Earnings per share — diluted
Net income attributable to Conagra Brands, Inc. common stockholders	$0.58	$0.42	$2.02	$1.31

See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Thirteen weeks ended
	February 28, 2021			February 23, 2020
	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount
Net income	$383.3	$(101.6)	$281.7	$273.6	$(68.9)	$204.7
Other comprehensive income:
Derivative adjustments:
Unrealized derivative adjustments	0.6	(0.1)	0.5	(0.3)	0.1	(0.2)
Reclassification for derivative adjustments included in net income	(0.8)	0.2	(0.6)	(0.9)	0.2	(0.7)
Unrealized currency translation gains	0.7	(0.6)	0.1	3.7	0.1	3.8
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	—	—	—	77.6	(19.4)	58.2
Reclassification for pension and post-employment benefit obligations included in net income	(0.8)	0.2	(0.6)	(2.8)	0.6	(2.2)
Comprehensive income	383.0	(101.9)	281.1	350.9	(87.3)	263.6
Comprehensive income attributable to noncontrolling interests	0.5	(0.2)	0.3	0.4	(0.2)	0.2
Comprehensive income attributable to Conagra Brands, Inc.	$382.5	$(101.7)	$280.8	$350.5	$(87.1)	$263.4

	Thirty-nine weeks ended
	February 28, 2021			February 23, 2020
	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount
Net income	$1,260.0	$(269.0)	$991.0	$782.0	$(141.5)	$640.5
Other comprehensive income:
Derivative adjustments:
Unrealized derivative adjustments	1.1	(0.3)	0.8	(3.0)	0.8	(2.2)
Reclassification for derivative adjustments included in net income	(2.9)	0.7	(2.2)	(2.5)	0.6	(1.9)
Unrealized currency translation gains (losses)	29.5	(1.2)	28.3	(5.0)	0.7	(4.3)
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	0.4	(0.1)	0.3	62.8	(15.7)	47.1
Reclassification for pension and post-employment benefit obligations included in net income	(2.4)	0.6	(1.8)	(4.2)	1.0	(3.2)
Comprehensive income	1,285.7	(269.3)	1,016.4	830.1	(154.1)	676.0
Comprehensive income (loss) attributable to noncontrolling interests	3.8	(0.6)	3.2	(0.7)	(0.3)	(1.0)
Comprehensive income attributable to Conagra Brands, Inc.	$1,281.9	$(268.7)	$1,013.2	$830.8	$(153.8)	$677.0

See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions except share data)

(unaudited)

	February 28, 2021	May 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$80.7	$553.3
Receivables, less allowance for doubtful accounts of $3.0 and $2.6	841.4	860.8
Inventories	1,579.2	1,367.8
Prepaid expenses and other current assets	126.6	93.9
Current assets held for sale	—	10.1
Total current assets	2,627.9	2,885.9
Property, plant and equipment	5,545.4	5,193.1
Less accumulated depreciation	(3,018.6)	(2,800.4)
Property, plant and equipment, net	2,526.8	2,392.7
Goodwill	11,395.6	11,389.0
Brands, trademarks and other intangibles, net	4,263.6	4,305.1
Other assets	1,291.2	1,273.4
Noncurrent assets held for sale	—	57.9
	$22,105.1	$22,304.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$728.7	$1.1
Current installments of long-term debt	220.6	845.5
Accounts payable	1,442.7	1,520.2
Accrued payroll	168.0	189.4
Other accrued liabilities	731.1	725.8
Current liabilities held for sale	—	5.4
Total current liabilities	3,291.1	3,287.4
Senior long-term debt, excluding current installments	8,278.1	8,900.8
Other noncurrent liabilities	2,206.1	2,165.1
Total liabilities	13,775.3	14,353.3
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 584,219,229	2,921.2	2,921.2
Additional paid-in capital	2,319.1	2,323.2
Retained earnings	6,086.7	5,471.2
Accumulated other comprehensive loss	(85.7)	(109.6)
Less treasury stock, at cost, 104,272,364 and 97,057,311 common shares	(2,989.5)	(2,729.9)
Total Conagra Brands, Inc. common stockholders' equity	8,251.8	7,876.1
Noncontrolling interests	78.0	74.6
Total stockholders' equity	8,329.8	7,950.7
	$22,105.1	$22,304.0

See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Thirty-nine weeks ended
	February 28, 2021	February 23, 2020
Cash flows from operating activities:
Net income	$991.0	$640.5
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	289.6	292.5
Asset impairment charges	4.2	113.5
Loss on extinguishment of debt	68.7	0.8
Loss (gain) on divestitures	(55.0)	2.2
Equity method investment earnings in excess of distributions	(19.3)	(15.8)
Stock-settled share-based payments expense	41.1	29.0
Contributions to pension plans	(23.7)	(11.0)
Pension benefit	(29.2)	(25.8)
Other items	12.6	11.3
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Receivables	18.5	(37.2)
Inventories	(206.7)	(104.6)
Deferred income taxes and income taxes payable, net	15.9	(33.3)
Prepaid expenses and other current assets	(27.9)	(14.6)
Accounts payable	(24.1)	116.4
Accrued payroll	(21.4)	(40.0)
Other accrued liabilities	1.8	(17.4)
Deferred employer payroll taxes	33.9	—
Net cash flows from operating activities	1,070.0	906.5
Cash flows from investing activities:
Additions to property, plant and equipment	(396.7)	(265.3)
Proceeds from divestitures, net of cash divested	112.2	191.4
Sale of property, plant and equipment	1.1	8.7
Purchase of marketable securities	(6.8)	(37.9)
Sale of marketable securities	8.3	43.1
Other items	—	0.1
Net cash flows from investing activities	(281.9)	(59.9)
Cash flows from financing activities:
Issuances of commercial paper, maturities greater than 90 days	298.6	—
Repayment of commercial paper, maturities greater than 90 days	(49.9)	—
Net issuances (repayments) of other short-term borrowings	478.9	(0.1)
Issuance of long-term debt	988.2	—
Repayment of long-term debt	(2,312.1)	(665.9)
Debt issuance costs	(6.2)	—
Repurchase of Conagra Brands, Inc. common shares	(298.1)	—
Payment of intangible asset financing arrangement	(12.9)	(13.6)
Cash dividends paid	(341.7)	(310.1)
Exercise of stock options and issuance of other stock awards, including tax withholdings	(8.4)	4.3
Other items	—	0.8
Net cash flows from financing activities	(1,263.6)	(984.6)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	2.9	0.4
Net change in cash and cash equivalents and restricted cash	(472.6)	(137.6)
Cash and cash equivalents and restricted cash at beginning of period	554.3	237.6
Cash and cash equivalents and restricted cash at end of period	$81.7	$100.0

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

The following table details the accumulated balances for each component of other comprehensive income, net of tax:

	February 28, 2021	May 31, 2020
Currency translation losses, net of reclassification adjustments	$(98.9)	$(125.7)
Derivative adjustments, net of reclassification adjustments	24.9	26.3
Pension and postretirement benefit obligations, net of reclassification adjustments	(11.7)	(10.2)
Accumulated other comprehensive loss	$(85.7)	$(109.6)

The following table summarizes the reclassifications from accumulated other comprehensive loss into income:

	Thirteen weeks ended		Affected Line Item in the Condensed Consolidated Statement of Earnings[1]
	February 28, 2021	February 23, 2020
Net derivative adjustments:
Cash flow hedges	$(0.8)	$(0.9)	Interest expense, net
	(0.8)	(0.9)	Total before tax
	0.2	0.2	Income tax expense
	$(0.6)	$(0.7)	Net of tax
Pension and postretirement liabilities:
Net prior service cost	$—	$0.2	Pension and postretirement non-service income
Net actuarial gain	(0.8)	(1.1)	Pension and postretirement non-service income
Curtailment	—	0.2	Pension and postretirement non-service income
Settlement	—	(2.1)	Pension and postretirement non-service income
	(0.8)	(2.8)	Total before tax
	0.2	0.6	Income tax expense
	$(0.6)	$(2.2)	Net of tax

	Thirty-nine weeks ended		Affected Line Item in the Condensed Consolidated Statement of Earnings[1]
	February 28, 2021	February 23, 2020
Net derivative adjustment, net of tax:
Cash flow hedges	$(2.4)	$(2.5)	Interest expense, net
Cash flow hedges	(0.5)	—	Selling, general and administrative expenses
	(2.9)	(2.5)	Total before tax
	0.7	0.6	Income tax expense
	$(2.2)	$(1.9)	Net of tax
Pension and postretirement liabilities:
Net prior service cost	$0.2	$0.5	Pension and postretirement non-service income
Net actuarial gain	(2.6)	(3.4)	Pension and postretirement non-service income
Curtailment	—	0.8	Pension and postretirement non-service income
Settlement	—	(2.1)	Pension and postretirement non-service income
	(2.4)	(4.2)	Total before tax
	0.6	1.0	Income tax expense
	$(1.8)	$(3.2)	Net of tax

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

Accounting Changes — In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), to update the methodology used to measure current expected credit losses. This ASU applies to financial assets measured at amortized cost, including loans, net investments in leases, and trade accounts receivable as well as certain off-balance sheet credit exposures, such as loan commitments and guarantees. We adopted this ASU in the first quarter of fiscal 2021 using the modified retrospective transition method through a cumulative-effect adjustment to retained earnings in the period of adoption. The adoption of this ASU did not have a material impact to our consolidated financial statements and related disclosures.

2. DIVESTITURES

During the third quarter of fiscal 2021, we completed the sale of our Peter Pan® peanut butter business for net proceeds of $103.4 million, subject to final adjustments for working capital and certain tax benefits. The business results were previously reported primarily within our Grocery & Snacks segment, and to a lesser extent within our International and Foodservice segments. We recognized a gain on the sale of $49.7 million, included within selling, general and administrative ("SG&A") expenses.

The assets and liabilities classified as held for sale reflected in our Condensed Consolidated Balance Sheets related to the Peter Pan® peanut butter business were as follows:

May 31, 2020
Current assets	$8.8
Noncurrent assets (including goodwill of $44.9 million)	55.3
Current liabilities	5.4

During the second quarter of fiscal 2021, we completed the sale of our H.K. Anderson® business for net proceeds of $8.7 million, including working capital adjustments. The business results were previously reported in our Grocery & Snacks segment, and to a lesser extent within our Foodservice segment. We recognized a gain on the sale of $5.3 million, included within SG&A expenses.

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

During the third quarter of fiscal 2020, we completed the sale of our peanut butter manufacturing facility in Streator, Illinois. The sale was part of a broader initiative to optimize the Company's peanut butter business, which also included the decision to exit the manufacture and sale of private label peanut butter. The business results were previously reported primarily in our Grocery & Snacks segment, and to a lesser extent within our Foodservice segment. We received net proceeds of $24.8 million, including working capital adjustments. In connection with this divestiture, we recognized impairment charges of $23.0 million within SG&A expenses in the first half of fiscal 2020. These charges have been included in restructuring activities.

During the second quarter of fiscal 2020, we completed the sale of our Direct Store Delivery Snacks ("DSD Snacks") business for net proceeds of $137.5 million, including working capital adjustments. The business results were previously reported in our Grocery & Snacks segment. In connection with the sale of our DSD Snacks business, we recognized an impairment charge of $31.4 million within SG&A expenses in the first quarter of fiscal 2020.

3. RESTRUCTURING ACTIVITIES

Pinnacle Integration Restructuring Plan

In December 2018, our Board of Directors (the "Board") approved a restructuring and integration plan related to the ongoing integration of the operations of Pinnacle Foods Inc. ("Pinnacle"), which we acquired in October 2018 (the "Pinnacle Integration Restructuring Plan"), for the purpose of achieving significant cost synergies between the companies, as a result of which we expect to incur material charges for exit and disposal activities under U.S. GAAP. We expect to incur approximately $362.3 million of charges ($284.3 million of cash charges and $78.0 million of non-cash charges) for actions identified to date under the Pinnacle Integration Restructuring Plan. The Board and/or our senior management have authorized incurrence of these charges. In the third quarter and first three quarters of fiscal 2021, we recognized charges of $5.4 million and $24.2 million, respectively, in connection with the Pinnacle Integration Restructuring Plan. In the third quarter and first three quarters of fiscal 2020, we recognized charges of $19.6 million and $63.5 million, respectively, in connection with the Pinnacle Integration Restructuring Plan. We expect to incur costs related to the Pinnacle Integration Restructuring Plan over a multi-year period.

We anticipate that we will recognize the following pre-tax expenses in association with the Pinnacle Integration Restructuring Plan (amounts include charges recognized from plan inception through the third quarter of fiscal 2021):

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$8.7	$6.0	$—	$—	$14.7
Other cost of goods sold	4.4	7.2	0.7	—	12.3
Total cost of goods sold	13.1	13.2	0.7	—	27.0
Severance and related costs	—	4.3	1.5	112.9	118.7
Asset impairment (net of gains on disposal)	31.5	4.0	—	2.6	38.1
Accelerated depreciation	—	—	—	7.4	7.4
Contract/lease termination	8.3	8.2	0.8	16.4	33.7
Consulting/professional fees	0.9	—	0.8	103.8	105.5
Other selling, general and administrative expenses	5.8	4.4	0.3	21.4	31.9
Total selling, general and administrative expenses	46.5	20.9	3.4	264.5	335.3
Consolidated total	$59.6	$34.1	$4.1	$264.5	$362.3

During the third quarter of fiscal 2021, we recognized the following pre-tax expenses for the Pinnacle Integration Restructuring Plan:

	Refrigerated & Frozen	Corporate	Total
Accelerated depreciation	$0.7	$—	$0.7
Other cost of goods sold	0.4	—	0.4
Total cost of goods sold	1.1	—	1.1
Severance and related costs	(0.4)	(0.7)	(1.1)
Asset impairment (net of gains on disposal)	0.2	—	0.2
Contract/lease termination	—	0.2	0.2
Consulting/professional fees	—	4.6	4.6
Other selling, general and administrative expenses	0.1	0.3	0.4
Total selling, general and administrative expenses	(0.1)	4.4	4.3
Consolidated total	$1.0	$4.4	$5.4

Included in the above results are $4.4 million of charges that have resulted or will result in cash outflows and $1.0 million in non-cash charges.

During the first three quarters of fiscal 2021, we recognized the following pre-tax expenses for the Pinnacle Integration Restructuring Plan:

	Grocery & Snacks	Refrigerated & Frozen	Corporate	Total
Accelerated depreciation	$—	$2.1	$—	$2.1
Other cost of goods sold	0.5	0.6	—	1.1
Total cost of goods sold	0.5	2.7	—	3.2
Severance and related costs	—	(0.3)	(2.2)	(2.5)
Asset impairment (net of gains on disposal)	0.1	0.2	(0.3)	—
Contract/lease termination	1.8	—	0.8	2.6
Consulting/professional fees	0.4	—	15.9	16.3
Other selling, general and administrative expenses	2.6	0.6	1.4	4.6
Total selling, general and administrative expenses	4.9	0.5	15.6	21.0
Consolidated total	$5.4	$3.2	$15.6	$24.2

Included in the above results are $22.0 million of charges that have resulted or will result in cash outflows and $2.2 million in non-cash charges.

We recognized the following cumulative (plan inception to February 28, 2021) pre-tax expenses for the Pinnacle Integration Restructuring Plan in our Condensed Consolidated Statement of Earnings:

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$0.6	$4.2	$—	$—	$4.8
Other cost of goods sold	2.3	2.1	0.7	—	5.1
Total cost of goods sold	2.9	6.3	0.7	—	9.9
Severance and related costs	—	4.0	1.5	112.9	118.4
Asset impairment (net of gains on disposal)	0.3	4.0	—	2.6	6.9
Accelerated depreciation	—	—	—	7.4	7.4
Contract/lease termination	1.8	—	0.8	15.9	18.5
Consulting/professional fees	0.6	—	0.8	83.2	84.6
Other selling, general and administrative expenses	2.6	0.7	0.3	16.9	20.5
Total selling, general and administrative expenses	5.3	8.7	3.4	238.9	256.3
Consolidated total	$8.2	$15.0	$4.1	$238.9	$266.2

Included in the above results are $234.4 million of charges that have resulted or will result in cash outflows and $31.8 million in non-cash charges.

Liabilities recorded for the Pinnacle Integration Restructuring Plan and changes therein for the first three quarters of fiscal 2021 were as follows:

	Balance at May 31, 2020	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at February 28, 2021
Severance and related costs	$23.6	$0.1	$(13.3)	$(2.6)	$7.8
Contract termination	0.5	2.6	(2.6)	—	0.5
Consulting/professional fees	7.5	16.3	(20.2)	—	3.6
Other costs	—	5.6	(5.6)	—	—
Total	$31.6	$24.6	$(41.7)	$(2.6)	$11.9

Conagra Restructuring Plan

In fiscal 2019, senior management initiated a restructuring plan (the "Conagra Restructuring Plan") for costs incurred in connection with actions taken to improve SG&A expense effectiveness and efficiencies and to optimize our supply chain network. Although we remain unable to make good faith estimates relating to the entire Conagra Restructuring Plan, we are reporting on actions initiated through the end of the third quarter of fiscal 2021, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of February 28, 2021, we have approved the incurrence of $171.0 million ($44.2 million of cash charges and $126.8 million of non-cash charges) for several projects associated with the Conagra Restructuring Plan. We have incurred or expect to incur $157.4 million of charges ($36.9 million of cash charges and $120.5 million of non-cash charges) for actions identified to date under the Conagra Restructuring Plan. In the third quarter and first three quarters of fiscal 2021, we recognized charges of $10.0 million and $37.8 million, respectively, in connection with the Conagra Restructuring Plan. In the third quarter and first three quarters of fiscal 2020, we recognized charges of $11.9 million and $52.6 million, respectively, in connection with the Conagra Restructuring Plan. We expect to incur costs related to the Conagra Restructuring Plan over a multi-year period.

We anticipate that we will recognize the following pre-tax expenses in association with the Conagra Restructuring Plan (amounts include charges recognized from plan inception through the third quarter of fiscal 2021):

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$35.5	$48.1	$—	$—	$83.6
Other cost of goods sold	8.9	2.1	—	—	11.0
Total cost of goods sold	44.4	50.2	—	—	94.6
Severance and related costs	12.2	1.8	1.1	1.3	16.4
Asset impairment (net of gains on disposal)	28.1	0.3	0.1	—	28.5
Contract/lease termination	0.2	—	—	0.1	0.3
Consulting/professional fees	—	—	—	0.9	0.9
Other selling, general and administrative expenses	11.9	4.1	—	0.1	16.1
Total selling, general and administrative expenses	52.4	6.2	1.2	2.4	62.2
Total	$96.8	$56.4	$1.2	$2.4	$156.8
Pension and postretirement non-service income					0.6
Consolidated total					$157.4

During the third quarter of fiscal 2021, we recognized the following pre-tax expenses for the Conagra Restructuring Plan:

	Grocery & Snacks	Refrigerated & Frozen	Corporate	Total
Accelerated depreciation	$2.1	$6.0	$—	$8.1
Total cost of goods sold	2.1	6.0	—	8.1
Severance and related costs	1.1	—	(0.2)	0.9
Asset impairment (net of gains on disposal)	0.1	—	—	0.1
Other selling, general and administrative expenses	0.9	—	—	0.9
Total selling, general and administrative expenses	2.1	—	(0.2)	1.9
Total	$4.2	$6.0	$(0.2)	$10.0

Included in the above results are $1.8 million in charges that have resulted or will result in cash outflows and $8.2 million in non-cash charges.

During the first three quarters of fiscal 2021, we recognized the following pre-tax expenses for the Conagra Restructuring Plan:

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$7.0	$16.6	$—	$—	$23.6
Other cost of goods sold	2.3	—	—	—	2.3
Total cost of goods sold	9.3	16.6	—	—	25.9
Severance and related costs	4.7	—	(0.1)	0.6	5.2
Asset impairment (net of gains on disposal)	3.1	0.1	—	—	3.2
Other selling, general and administrative expenses	3.4	—	—	0.1	3.5
Total selling, general and administrative expenses	11.2	0.1	(0.1)	0.7	11.9
Total	$20.5	$16.7	$(0.1)	$0.7	$37.8

Included in the above results are $8.7 million in charges that have resulted or will result in cash outflows and $29.1 million in non-cash charges.

We recognized the following cumulative (plan inception to February 28, 2021) pre-tax expenses for the Conagra Restructuring Plan in our Condensed Consolidated Statement of Earnings:

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$31.1	$20.8	$—	$—	$51.9
Other cost of goods sold	4.8	0.2	—	—	5.0
Total cost of goods sold	35.9	21.0	—	—	56.9
Severance and related costs	9.4	1.8	1.1	1.3	13.6
Asset impairment (net of gains on disposal)	28.1	0.3	0.1	—	28.5
Contract/lease termination	—	—	—	0.1	0.1
Other selling, general and administrative expenses	4.3	0.3	—	0.1	4.7
Total selling, general and administrative expenses	41.8	2.4	1.2	1.5	46.9
Total	$77.7	$23.4	$1.2	$1.5	$103.8
Pension and postretirement non-service income					0.6
Consolidated total					$104.4

Included in the above results are $21.5 million of charges that have resulted or will result in cash outflows and $82.9 million in non-cash charges.

Liabilities recorded for the Conagra Restructuring Plan and changes therein for the first three quarters of fiscal 2021 were as follows:

	Balance at May 31, 2020	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at February 28, 2021
Severance and related costs	$6.5	$5.5	$(3.6)	$(0.3)	$8.1
Other costs	—	3.5	(3.5)	—	—
Total	$6.5	$9.0	$(7.1)	$(0.3)	$8.1

4. LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

As of February 28, 2021, we had a revolving credit facility (the "Revolving Credit Facility") with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $1.6 billion (subject to increase to a maximum aggregate principal amount of $2.1 billion with the consent of the lenders). The Revolving Credit Facility matures on July 11, 2024 and is unsecured. The term of the Revolving Credit Facility may be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. As of February 28, 2021, there were no outstanding borrowings under the Revolving Credit Facility.

During the third quarter of fiscal 2021, we redeemed $400.0 million aggregate principal amount of our 3.20% senior notes due January 25, 2023, prior to maturity, resulting in a loss of $24.4 million within SG&A expenses as a cost of early extinguishment of debt.

On March 1, 2021, subsequent to the end of the third quarter of fiscal 2021, we repaid the remaining outstanding $195.9 million aggregate principal amount of our 9.75% subordinated notes on their maturity date.

During the second quarter of fiscal 2021, we issued $1.0 billion aggregate principal amount of 1.375% senior notes due November 1, 2027 (the "2027 Senior Notes"). We also redeemed the entire outstanding $1.20 billion aggregate principal amount of our 3.80% senior notes prior to their maturity date of October 22, 2021, resulting in a net loss of $44.3 million within SG&A expenses as a cost of early extinguishment of debt. This redemption was primarily funded using the net proceeds from the issuance of the 2027 Senior Notes.

During the second quarter of fiscal 2021, we also repaid the entire outstanding $500.0 million aggregate principal amount of our floating rate notes on the maturity date of October 9, 2020.

During the first quarter of fiscal 2021, we repaid the remaining outstanding $126.6 million aggregate principal amount of our 4.95% senior notes on their maturity date of August 15, 2020.

In the fourth quarter of fiscal 2020, we entered into an unsecured term loan agreement (the "Credit Agreement") with a financial institution. The Credit Agreement provided for delayed draw term loans to the Company in an aggregate principal amount not to exceed $600.0 million (subject to increase to a maximum aggregate principal amount of $750.0 million) through October 9, 2020. We did not borrow under the Credit Agreement, and it was terminated in the second quarter of fiscal 2021.

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

The Revolving Credit Facility generally requires our ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest expense not to be less than 3.0 to 1.0 and our ratio of funded debt to EBITDA not to exceed certain decreasing specified levels, ranging from 4.75 through the first quarter of fiscal 2022 to 3.75 from the second quarter of fiscal 2023 and thereafter, with each ratio to be calculated on a rolling four-quarter basis. As of February 28, 2021, we were in compliance with all financial covenants under the Revolving Credit Facility.

Net interest expense consists of:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 28, 2021	February 23, 2020	February 28, 2021	February 23, 2020
Long-term debt	$102.7	$120.6	$329.9	$368.1
Short-term debt	1.0	—	1.5	0.9
Interest income	(0.4)	(1.3)	(1.6)	(2.3)
Interest capitalized	(2.7)	(1.6)	(7.8)	(4.9)
	$100.6	$117.7	$322.0	$361.8

5. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the first three quarters of fiscal 2021, excluding amounts classified as held for sale (see Note 2), was as follows:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Balance as of May 31, 2020	$4,698.2	$5,648.3	$290.5	$752.0	$11,389.0
Currency translation	—	—	6.6	—	6.6
Balance as of February 28, 2021	$4,698.2	$5,648.3	$297.1	$752.0	$11,395.6

Other identifiable intangible assets, excluding amounts classified as held for sale, were as follows:

	February 28, 2021		May 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$3,390.6	$—	$3,388.7	$—
Amortizing intangible assets	1,237.4	364.4	1,235.6	319.2
	$4,628.0	$364.4	$4,624.3	$319.2

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

Amortizing intangible assets, carrying a remaining weighted average life of approximately 20 years, are principally composed of customer relationships and acquired intellectual property. Amortization expense was $14.9 million and $44.8 million for the third quarter and first three quarters of fiscal 2021, respectively, and $14.9 million and $44.9 million for the third quarter and first three quarters of fiscal 2020, respectively. Based on amortizing assets recognized in our Condensed Consolidated Balance Sheet as of February 28, 2021, amortization expense is estimated to average $54.5 million for each of the next five years.

6. DERIVATIVE FINANCIAL INSTRUMENTS

Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.

Commodity and commodity index futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of February 28, 2021, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through October 2022.

In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of February 28, 2021, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through November 2021.

From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.

Derivatives Designated as Cash Flow Hedges

During the first quarter of fiscal 2019, we entered into deal-contingent forward starting interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to help finance the acquisition of Pinnacle. We settled these contracts during the second quarter of fiscal 2019 and deferred a $47.5 million gain in accumulated other comprehensive income that is being amortized as a reduction of interest expense over the lives of the related debt instruments. The unamortized amount at February 28, 2021 was $39.0 million. The portion written off in fiscal 2021 in connection with the second quarter early extinguishment of debt totaled $0.5 million (see Note 4).

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

All derivative instruments are recognized on our balance sheets at fair value (refer to Note 14 for additional information related to fair value measurements). The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with U.S. GAAP, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At February 28, 2021 and May 31, 2020, $0.1 million, representing an obligation to return cash collateral, and $1.1 million, representing a right to reclaim cash collateral, respectively, were included in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.

Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or an obligation to return cash collateral were reflected in our Condensed Consolidated Balance Sheets as follows:

	February 28, 2021	May 31, 2020
Prepaid expenses and other current assets	$8.8	$8.0
Other accrued liabilities	3.5	0.4

The following table presents our derivative assets and liabilities, at February 28, 2021, on a gross basis, prior to the setoff of $1.6 million to total derivative assets and $1.5 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$10.4	Other accrued liabilities	$1.5
Foreign exchange contracts	Prepaid expenses and other current assets	—	Other accrued liabilities	3.5
Total derivatives not designated as hedging instruments		$10.4		$5.0

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

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Condensed Consolidated Statements of Earnings were as follows:

	Location in Condensed Consolidated	Gains (Losses) Recognized on Derivatives in Condensed Consolidated Statements of Earnings for the Thirteen Weeks Ended
Derivatives Not Designated as Hedging Instruments	Statements of Earnings of Gains (Losses) Recognized on Derivatives	February 28, 2021	February 23, 2020
Commodity contracts	Cost of goods sold	$8.2	$(3.5)
Foreign exchange contracts	Cost of goods sold	(2.9)	(2.2)
Total gains (losses) from derivative instruments not designated as hedging instruments		$5.3	$(5.7)

	Location in Condensed Consolidated	Gains (Losses) Recognized on Derivatives in Condensed Consolidated Statements of Earnings for the Thirty-nine Weeks Ended
Derivatives Not Designated as Hedging Instruments	Statements of Earnings of Gains (Losses) Recognized on Derivatives	February 28, 2021	February 23, 2020
Commodity contracts	Cost of goods sold	$11.8	$(8.0)
Foreign exchange contracts	Cost of goods sold	(10.4)	(4.5)
Total gains (losses) from derivative instruments not designated as hedging instruments		$1.4	$(12.5)

As of February 28, 2021, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $55.0 million and $45.2 million for purchase and sales contracts, respectively. As of May 31, 2020, our open commodity contracts had a notional value of $102.0 million and $3.4 million for purchase and sales contracts, respectively. The notional amount of our foreign currency forward contracts as of February 28, 2021 and May 31, 2020 was $104.4 million and $107.6 million, respectively.

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

At February 28, 2021, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contract, was $3.2 million.

7. SHARE-BASED PAYMENTS

For the third quarter and first three quarters of fiscal 2021, we recognized total stock-based compensation expense (including restricted stock units, cash-settled restricted stock units, performance shares, and performance-based restricted stock units) of $10.4 million and $42.4 million, respectively. For the third quarter and first three quarters of fiscal 2020, we recognized total stock-based compensation expense of $9.3 million and $33.8 million, respectively. In the first three quarters of fiscal 2021, we granted 0.9 million restricted stock units at a weighted average grant date price of $36.70 and 0.5 million performance shares at a weighted average grant date price of $36.82.

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

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 28, 2021	February 23, 2020	February 28, 2021	February 23, 2020
Net income attributable to Conagra Brands, Inc. common stockholders:	$281.4	$204.4	$989.3	$638.7
Weighted average shares outstanding:
Basic weighted average shares outstanding	485.7	487.4	487.4	487.1
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	1.9	1.4	1.8	1.3
Diluted weighted average shares outstanding	487.6	488.8	489.2	488.4

For the third quarter and first three quarters of fiscal 2021, there were 0.5 million and 0.7 million stock options outstanding, respectively, that were excluded from the computation of diluted weighted average shares because the effect was antidilutive. For the third quarter and first three quarters of fiscal 2020, there were 1.7 million and 1.9 million stock options outstanding, respectively, that were excluded from the calculation.

9. INVENTORIES

The major classes of inventories were as follows:

	February 28, 2021	May 31, 2020
Raw materials and packaging	$274.8	$291.6
Work in process	157.6	125.2
Finished goods	1,067.4	877.7
Supplies and other	79.4	73.3
Total	$1,579.2	$1,367.8

10. INCOME TAXES

In the third quarter of fiscal 2021 and 2020, we recognized income tax expense of $101.6 million and $68.9 million, respectively. In the first three quarters of fiscal 2021 and 2020, we recognized income tax expense of $269.0 million and $141.5 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 26.5% and 25.2% for the third quarter of fiscal 2021 and 2020, respectively. The effective tax rate for the first three quarters of fiscal 2021 and 2020 was 21.3% and 18.1%, respectively.

The effective tax rate in the third quarter of fiscal 2021 reflected additional tax expense associated with non-deductible goodwill related to the divestiture of the Peter Pan® peanut butter business.

The effective tax rate for the first three quarters of fiscal 2021 reflects the above-cited item, as well as release of valuation allowance associated with the capital gains from the divestiture of the Peter Pan® peanut butter business, a benefit from statute lapses on state tax issues that were previously reserved, and a benefit resulting from the regulation issued by the U.S. Treasury and Internal Revenue Service on certain provisions of the 2017 Tax Cuts and Jobs Act.

The effective tax rate in the third quarter of fiscal 2020 reflected additional state income tax expense related to uncertain tax positions and an adjustment of valuation allowance associated with the Wesson® oil business.

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

The amount of gross unrecognized tax benefits for uncertain tax positions was $34.4 million as of February 28, 2021 and $35.8 million as of May 31, 2020. Included in those amounts was $0.8 million and $0.7 million, respectively, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The gross unrecognized tax benefits excluded related liabilities for gross interest and penalties of $8.7 million and $7.4 million as of February 28, 2021 and May 31, 2020, respectively.

The net amount of unrecognized tax benefits at February 28, 2021 and May 31, 2020 that, if recognized, would impact the Company's effective tax rate was $29.2 million and $30.3 million, respectively. Included in those amounts is $6.5 million that would be reported in discontinued operations. Recognition of these tax benefits would have a favorable impact on the Company's effective tax rate.

We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $12.1 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.

As of February 28, 2021 and May 31, 2020, we had a deferred tax asset of $654.7 million and $685.2 million, respectively, that was generated from the capital loss realized on the sale of the Private Brands operations with corresponding valuation allowances of $653.7 million and $685.2 million, respectively, to reflect the uncertainty regarding the ultimate realization of the tax asset. Federal capital loss carryforwards related to the Private Brands divestiture will expire in fiscal 2021.

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

As of February 28, 2021, we have remaining amounts accrued of $11.3 million and $52.1 million, within other accrued liabilities and other noncurrent liabilities, respectively, for this matter. The extent of insurance coverage is uncertain and the Company's carriers are on notice; however, any possible insurance recovery has not been considered for purposes of determining our liability.

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

The Company, its directors, and several of its executive officers are defendants in several class actions alleging violations of federal securities laws. The lawsuits assert that the Company's officers made material misstatements and omissions that caused the market to have an unrealistically positive assessment of the Company's financial prospects in light of the acquisition of Pinnacle, thus causing the Company's securities to be overvalued prior to the release of the Company's consolidated financial results on December 20, 2018 for the second quarter of fiscal year 2019. The first of these lawsuits, captioned West Palm Beach Firefighters' Pension Fund v. Conagra Brands, Inc., et al., with which subsequent lawsuits alleging similar facts have been consolidated, was filed on February 22, 2019 in the U.S. District Court for the Northern District of Illinois. That consolidated lawsuit was dismissed with prejudice on December 23, 2020 for failure to state a claim. On January 22, 2021, the plaintiff filed a notice of appeal of the trial court’s decision to the U.S. Court of Appeals for the Seventh Circuit. In addition, on May 9, 2019, a shareholder filed a derivative action on behalf of the Company against the Company's directors captioned Klein v. Arora, et al. in the U.S. District Court for the Northern District of Illinois asserting harm to the Company due to alleged breaches of fiduciary duty and mismanagement in connection with the Pinnacle acquisition. On July 9, 2019, September 20, 2019, and March 10, 2020, the Company received three separate demands from stockholders under Delaware law to inspect the Company's books and records related to the Board of Directors' review of the Pinnacle business, acquisition, and the Company's public statements related to them. On July 22, 2019 and August 6, 2019, respectively, two additional shareholder derivative lawsuits captioned Opperman v. Connolly, et al. and Dahl v. Connolly, et al. were filed in the U.S. District Court for the Northern District of Illinois asserting similar facts and claims as the Klein v. Arora, et al. matter. On October 21,

2019, the Company received an additional demand from a stockholder under Delaware law to appoint a special committee to investigate the conduct of certain officers and directors in connection with the Pinnacle acquisition and the Company's public statements. All remaining shareholder lawsuits and demands are currently stayed by agreement pending the final outcome of the West Palm Beach Firefighters' Pension Fund matter. We have put the Company's insurance carriers on notice of each of these securities and shareholder matters. While we cannot predict with certainty the results of these or any other legal proceedings, we do not expect these matters to have a material adverse effect on our financial condition, results of operations, or business.

Environmental Matters

Securities and Exchange Commission (the "SEC") regulations require us to disclose certain information about environmental proceedings if a governmental authority is a party to such proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will exceed a stated threshold. Pursuant to the SEC regulations, the Company uses a threshold of $1.0 million for purposes of determining whether disclosure of any such proceedings is required.

We are a party to certain environmental proceedings relating to our acquisition of Beatrice in fiscal 1991. Such proceedings include proceedings related to businesses divested by Beatrice prior to our acquisition of Beatrice. The current environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's possible status as a potentially responsible party at approximately 40 Superfund, proposed Superfund, or state-equivalent sites (the "Beatrice sites"). These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, polychlorinated biphenyls, acids, lead, sulfur, tannery wastes, and/or other contaminants. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $55.8 million ($2.0 million within other accrued liabilities and $53.8 million within other noncurrent liabilities) as of February 28, 2021, a majority of which relates to the Superfund and state-equivalent sites referenced above. During the third quarter of fiscal 2017, a final Remedial Investigation/Feasibility Study was submitted for the Southwest Properties portion ("Operating Unit 4") of the Wells G&H Superfund site, which is one of the Beatrice sites. The U.S. Environmental Protection Agency ("EPA") issued a Record of Decision ("ROD") for the Southwest Properties portion of the site on September 29, 2017 and has entered into negotiations with potentially responsible parties to determine final responsibility for implementing the ROD. Additionally, in conjunction with the conclusion of the fifth Five-Year Review period for Operating Unit 1 of the Wells G&H site, which spanned from October 1, 2014 to September 30, 2019, we are negotiating with the EPA to allow us to begin testing different environmental remediation methods to improve the efficiency and effectiveness of our current cleanup efforts affecting both Operating Units 1 and 2. As a result, in the second quarter of fiscal 2020, we increased our environmental reserves by $6.6 million associated with these expected cleanup efforts.

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

We also guarantee a lease resulting from an exited facility. As of February 28, 2021, the remaining term of this arrangement did not exceed six years and the maximum amount of future payments we have guaranteed was $14.5 million.

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

During the third quarter of fiscal 2020, we amended a certain hourly pension plan that froze future compensation and service periods. As a result, we remeasured the Company’s hourly pension plan liability as of January 31, 2020 and recorded a pension curtailment loss of $0.2 million previously within other comprehensive income (loss). In connection with the remeasurement, we updated the effective discount rate assumption for the impacted pension plan from 3.86% to 2.96%. The remeasurement increased the underfunded status of the pension plan by $4.3 million with a corresponding loss within other comprehensive income (loss).

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

Components of pension and other postretirement costs (benefits) are:

	Pension Plans
	Thirteen weeks ended		Thirty-nine weeks ended
	February 28, 2021	February 23, 2020	February 28, 2021	February 23, 2020
Service cost	$2.7	$2.8	$9.0	$8.4
Interest cost	21.7	27.8	65.1	89.8
Expected return on plan assets	(35.0)	(42.0)	(105.0)	(124.7)
Amortization of prior service cost	0.5	0.7	1.7	2.0
Curtailment loss	—	0.2	—	0.8
Settlement gain	—	(2.1)	—	(2.1)
Pension cost (benefit) — Company plans	(10.1)	(12.6)	(29.2)	(25.8)
Pension cost (benefit) — multi-employer plans	1.7	1.5	5.7	5.0
Total pension cost (benefit)	$(8.4)	$(11.1)	$(23.5)	$(20.8)

	Postretirement Plans
	Thirteen weeks ended		Thirty-nine weeks ended
	February 28, 2021	February 23, 2020	February 28, 2021	February 23, 2020
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.4	0.6	1.1	1.9
Amortization of prior service cost (benefit)	(0.5)	(0.5)	(1.5)	(1.5)
Recognized net actuarial gain	(0.8)	(1.1)	(2.6)	(3.4)
Total postretirement cost (benefit)	$(0.9)	$(1.0)	$(2.9)	$(2.9)

The Company uses a split discount rate (spot-rate approach) for the U.S. plans and certain foreign plans. The spot-rate approach applies separate discount rates for each projected benefit payment in the calculation of pension service and interest cost.

The weighted-average discount rates for service and interest costs under the spot-rate approach used for pension cost in fiscal 2021 were 3.35% and 2.30%, respectively.

During the third quarter and first three quarters of fiscal 2021, we contributed $3.0 million and $23.7 million, respectively, to our pension plans and contributed $2.0 million and $6.1 million, respectively, to our other postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $8.5 million to our pension plans for the remainder of fiscal 2021. We anticipate making further contributions of approximately $3.9 million to our other postretirement plans during the remainder of fiscal 2021. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.

13. STOCKHOLDERS' EQUITY

The following table presents a reconciliation of our stockholders' equity accounts for the thirty-nine weeks ended February 28, 2021:

	Conagra Brands, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 31, 2020	584.2	$2,921.2	$2,323.2	$5,471.2	$(109.6)	$(2,729.9)	$74.6	$7,950.7
Stock option and incentive plans			(25.4)	(0.7)		33.5		7.4
Adoption of ASU 2016-13				(1.1)				(1.1)
Currency translation adjustments					15.3		2.2	17.5
Derivative adjustments					(1.2)			(1.2)
Activities of noncontrolling interests							0.8	0.8
Pension and postretirement healthcare benefits					(0.3)			(0.3)
Dividends declared on common stock; $0.2125 per share				(103.8)				(103.8)
Net income attributable to Conagra Brands, Inc.				329.0				329.0
Balance at August 30, 2020	584.2	$2,921.2	$2,297.8	$5,694.6	$(95.8)	$(2,696.4)	$77.6	$8,199.0
Stock option and incentive plans			14.2	(0.4)		1.6		15.4
Currency translation adjustments					11.4		(0.7)	10.7
Derivative adjustments					(0.1)			(0.1)
Activities of noncontrolling interests							0.6	0.6
Pension and postretirement healthcare benefits					(0.6)			(0.6)
Dividends declared on common stock; $0.275 per share				(134.4)				(134.4)
Net income attributable to Conagra Brands, Inc.				378.9				378.9
Balance at November 29, 2020	584.2	$2,921.2	$2,312.0	$5,938.7	$(85.1)	$(2,694.8)	$77.5	$8,469.5
Stock option and incentive plans			7.1	(0.5)		3.4	0.2	10.2
Currency translation adjustments					0.1			0.1
Repurchase of common shares						(298.1)		(298.1)
Derivative adjustments					(0.1)			(0.1)
Activities of noncontrolling interests							0.3	0.3
Pension and postretirement healthcare benefits					(0.6)			(0.6)
Dividends declared on common stock; $0.275 per share				(132.9)				(132.9)
Net income attributable to Conagra Brands, Inc.				281.4				281.4
Balance at February 28, 2021	584.2	$2,921.2	$2,319.1	$6,086.7	$(85.7)	$(2,989.5)	$78.0	$8,329.8

The following table presents a reconciliation of our stockholders' equity accounts for the thirty-nine weeks ended February 23, 2020:

	Conagra Brands, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 26, 2019	584.2	$2,921.2	$2,286.0	$5,047.9	$(110.3)	$(2,760.2)	$79.1	$7,463.7
Stock option and incentive plans			(8.5)	(0.3)		16.0	(0.2)	7.0
Currency translation adjustments					(8.9)		(2.7)	(11.6)
Derivative adjustments					(1.8)			(1.8)
Activities of noncontrolling interests							0.5	0.5
Pension and postretirement healthcare benefits					(11.4)			(11.4)
Dividends declared on common stock; $0.2125 per share				(103.4)				(103.4)
Net income attributable to Conagra Brands, Inc.				173.8				173.8
Balance at August 25, 2019	584.2	$2,921.2	$2,277.5	$5,118.0	$(132.4)	$(2,744.2)	$76.7	$7,516.8
Stock option and incentive plans			9.4	(0.4)		4.5		13.5
Currency translation adjustments					3.5			3.5
Derivative adjustments					(1.4)			(1.4)
Activities of noncontrolling interests							1.8	1.8
Pension and postretirement healthcare benefits					(0.7)			(0.7)
Dividends declared on common stock; $0.2125 per share				(103.4)				(103.4)
Net income attributable to Conagra Brands, Inc.				260.5				260.5
Balance at November 24, 2019	584.2	$2,921.2	$2,286.9	$5,274.7	$(131.0)	$(2,739.7)	$78.5	$7,690.6
Stock option and incentive plans			6.1	(0.3)		7.3	0.2	13.3
Currency translation adjustments					3.9		(0.1)	3.8
Derivative adjustments					(0.9)			(0.9)
Activities of noncontrolling interests							0.3	0.3
Pension and postretirement healthcare benefits					56.0			56.0
Dividends declared on common stock; $0.2125 per share				(103.6)				(103.6)
Net income attributable to Conagra Brands, Inc.				204.4				204.4
Balance at February 23, 2020	584.2	$2,921.2	$2,293.0	$5,375.2	$(72.0)	$(2,732.4)	$78.9	$7,863.9

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 28, 2021:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$5.6	$3.2	$—	$8.8
Marketable securities	7.2	—	—	7.2
Deferred compensation assets	8.5	—	—	8.5
Total assets	$21.3	$3.2	$—	$24.5
Liabilities:
Derivative liabilities	$—	$3.5	$—	$3.5
Deferred compensation liabilities	77.6	—	—	77.6
Total liabilities	$77.6	$3.5	$—	$81.1

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

In the third quarter of fiscal 2021, we updated our cost estimates associated with certain asset retirement obligations at several manufacturing facilities largely due to recent experience of physically closing a wastewater lagoon. This change in estimate resulted in a non-cash increase to our long-lived assets in the amount of $27.4 million and will result in additional depreciation in future periods generally ranging from 15-25 years. The fair value of our asset retirement obligations was measured using cost estimates to settle our future obligations (including an estimate of inflation) and discounted to present value using a credit-adjusted risk-free rate.

In the first quarter of fiscal 2021, we recognized charges totaling $3.0 million in our Grocery & Snacks segment for the impairment of certain long-lived assets. In the third quarter of fiscal 2020, we recognized charges totaling $3.8 million in the Refrigerated & Frozen segment for the impairment of certain long-lived assets. The impairments were measured based upon the estimated sales price of the assets and have been included in restructuring activities.

In the first quarter of fiscal 2020, we recognized charges for the impairment of certain indefinite-lived brands. The fair values of these brands were estimated using the "relief from royalty" method (see Note 5). Impairments in our Grocery & Snacks and Refrigerated & Frozen segments totaled $3.5 million and $15.8 million, respectively.

In the first half of fiscal 2020, we recognized impairment charges in our Grocery & Snacks segment totaling $54.4 million. In the second quarter of fiscal 2020, we recognized impairment charges in our Refrigerated & Frozen segment of $27.6 million. The impairments were measured based upon the estimated sales price of the disposal groups (see Note 2).

In the first half of fiscal 2020, we recognized charges of $2.9 million in general corporate expenses related to the impairments of lease right-of-use assets. The impairments were measured based upon a discounted cash flow approach and have been included in restructuring activities.

The carrying amount of long-term debt (including current installments) was $8.50 billion and $9.75 billion as of February 28, 2021 and May 31, 2020, respectively. Based on current market rates, the fair value of this debt (level 2 liabilities) at February 28, 2021 and May 31, 2020, was estimated at $9.99 billion and $11.35 billion, respectively.

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

Operating profit for each of the segments is based on net sales less all identifiable operating expenses. General corporate expense, pension and postretirement non-service income, interest expense, net, income taxes, and equity method investment earnings have been excluded from segment operations.

	Thirteen weeks ended		Thirty-nine weeks ended
	February 28, 2021	February 23, 2020	February 28, 2021	February 23, 2020
Net sales
Grocery & Snacks	$1,133.1	$1,022.9	$3,552.6	$3,143.0
Refrigerated & Frozen	1,203.1	1,076.8	3,581.7	3,204.2
International	240.9	220.9	709.7	659.6
Foodservice	194.0	234.4	601.2	759.7
Total net sales	$2,771.1	$2,555.0	$8,445.2	$7,766.5
Operating profit
Grocery & Snacks	$290.2	$199.4	$890.2	$614.8
Refrigerated & Frozen	214.6	190.7	719.0	533.7
International	27.8	22.3	105.8	73.5
Foodservice	12.8	27.2	60.0	96.6
Total operating profit	$545.4	$439.6	$1,775.0	$1,318.6
Equity method investment earnings	21.5	10.4	51.0	50.3
General corporate expense	96.7	75.1	285.2	262.3
Pension and postretirement non-service income	(13.7)	(16.4)	(41.2)	(37.2)
Interest expense, net	100.6	117.7	322.0	361.8
Income tax expense	101.6	68.9	269.0	141.5
Net income	$281.7	$204.7	$991.0	$640.5
Less: Net income attributable to noncontrolling interests	0.3	0.3	1.7	1.8
Net income attributable to Conagra Brands, Inc.	$281.4	$204.4	$989.3	$638.7

The following table presents further disaggregation of our net sales:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 28, 2021	February 23, 2020	February 28, 2021	February 23, 2020
Frozen	$1,013.2	$907.4	$2,951.9	$2,635.6
Other shelf-stable	698.7	639.1	2,207.9	1,921.0
Snacks	434.4	383.8	1,344.7	1,222.0
Foodservice	194.0	234.4	601.2	759.7
International	240.9	220.9	709.7	659.6
Refrigerated	189.9	169.4	629.8	568.6
Total net sales	$2,771.1	$2,555.0	$8,445.2	$7,766.5

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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 28, 2021	February 23, 2020	February 28, 2021	February 23, 2020
Gross derivative gains (losses) incurred	$5.3	$(5.7)	$1.4	$(12.5)
Less: Net derivative losses allocated to reporting segments	(1.1)	(1.9)	(5.8)	(3.3)
Net derivative gains (losses) recognized in general corporate expenses	$6.4	$(3.8)	$7.2	$(9.2)
Net derivative gains (losses) allocated to Grocery & Snacks	$0.3	$(0.9)	$(4.1)	$(1.5)
Net derivative losses allocated to Refrigerated & Frozen	(0.1)	—	(2.1)	(0.7)
Net derivative gains (losses) allocated to International	(1.3)	(0.8)	1.1	(1.1)
Net derivative losses allocated to Foodservice	—	(0.2)	(0.7)	—
Net derivative losses included in segment operating profit	$(1.1)	$(1.9)	$(5.8)	$(3.3)

As of February 28, 2021, the cumulative amount of net derivative gains from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $3.1 million. This amount reflected net gains of $5.7 million incurred during the thirty-nine weeks ended February 28, 2021 and net losses of $2.6 million incurred prior to fiscal 2021. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results gains of $0.8 million in fiscal 2021 and gains of $2.3 million in fiscal 2022 and thereafter.

Assets by Segment

The majority of our manufacturing assets are shared across multiple reporting segments. Output from these facilities used by each reporting segment can change over time. Also, working capital balances are not tracked by reporting segment. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment. Total depreciation expense was $81.7 million and $244.8 million for the third quarter and first three quarters of fiscal 2021, respectively, and $84.2 million and $247.6 million for the third quarter and first three quarters of fiscal 2020, respectively.

Other Information

Our operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant with respect to consolidated operations for the third quarter and first three quarters of fiscal 2021 and 2020. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were approximately $246.8 million and $724.1 million in the third quarter and first three quarters of fiscal 2021, respectively. Our foreign net sales during the third quarter and first three quarters of 2020 were approximately $228.0 million and $675.9 million, respectively. Our long-lived assets located outside of the United States are not significant.

Our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 27% of consolidated net sales in the third quarter of both fiscal 2021 and 2020 and approximately 26% in the first three quarters of both fiscal 2021 and 2020, primarily in the Grocery & Snacks and Refrigerated & Frozen segments.

Walmart, Inc. and its affiliates accounted for approximately 34% and 30% of consolidated net receivables as of February 28, 2021 and May 31, 2020, respectively. The Kroger Co. and its affiliates accounted for approximately 11% and 10% of consolidated net receivables as of February 28, 2021 and May 31, 2020, respectively.

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

Readers of this report should understand that these forward-looking statements are not guarantees of performance or results. Forward-looking statements provide our current expectations and beliefs concerning future events and are subject to risks, uncertainties, and factors relating to our business and operations, all of which are difficult to predict and could cause our actual results to differ materially from the expectations expressed in or implied by such forward-looking statements. These risks, uncertainties, and factors include, among other things: the risk that the cost savings and any other synergies from the acquisition of Pinnacle Foods Inc. (the Pinnacle acquisition) may not be fully realized or may take longer to realize than expected; the risk that the Pinnacle acquisition may not be accretive within the expected timeframe or to the extent anticipated; the risks that the Pinnacle acquisition and related integration will create disruption to the Company and its management and impede the achievement of business plans; risks related to our ability to achieve the intended benefits of other recent acquisitions and divestitures; risks associated with general economic and industry conditions; risks associated with our ability to successfully execute our long-term value creation strategies; risks related to our ability to deleverage on currently anticipated timelines, and to continue to access capital on acceptable terms or at all; risks related to our ability to execute operating and restructuring plans and achieve targeted operating efficiencies from cost-saving initiatives and to benefit from trade optimization programs; risks related to the effectiveness of our hedging activities and ability to respond to volatility in commodities; risks related to the Company's competitive environment and related market conditions; risks related to our ability to respond to changing consumer preferences and the success of our innovation and marketing investments; risks related to the ultimate impact of any product recalls and litigation, including litigation related to the lead paint and pigment matters, as well as any securities litigation, including securities class action lawsuits; risk associated with actions of governments and regulatory bodies that affect our businesses, including the ultimate impact of new or revised regulations or interpretations; risks related to the impact of the coronavirus (COVID-19) pandemic on our business, suppliers, consumers, customers and employees; risks related to our forecasts of consumer eat-at-home habits as the impacts of the COVID-19 pandemic abate; risks related to the availability and prices of raw materials, including any negative effects caused by inflation, weather conditions, or health pandemics; disruptions or inefficiencies in our supply chain and/or operations, including from the COVID-19 pandemic; risks associated with actions by our customers, including changes in distribution and purchasing terms; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges; and other risks described in our reports filed from time to time with the Securities and Exchange Commission (the "SEC"). We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility to update these statements, except as required by law.

The discussion that follows should be read together with the unaudited Condensed Consolidated Financial Statements and related notes contained in this report and with the financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020 and subsequent filings with the SEC. Results for the third quarter of fiscal 2021 are not necessarily indicative of results that may be attained in the future.

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

Fiscal 2021 Third Quarter Results

In the third quarter of fiscal 2021, results reflected an increase in net sales, with organic (excludes the impacts of foreign exchange and divested businesses) increases in each of our operating segments with the exception of a decrease in our Foodservice segment, in each case compared to the third quarter of fiscal 2020. Organic net sales for our retail segments (inclusive of Grocery & Snacks, Refrigerated & Frozen, and International) were positively impacted by the increase in at-home food consumption as a result of the COVID-19 pandemic, with sales declines in our Foodservice segment due to lower traffic in away-from-home food outlets.

Overall gross profit increased due to increased net sales, supply chain realized productivity, favorable margin mix, cost synergies associated with the Pinnacle acquisition, and fixed cost leverage, which were partially offset by input cost inflation, higher transportation costs, COVID-19 related expenses, and lost profits from divested businesses. Overall segment operating profit increased in each operating segment with the exception of our Foodservice segment. Corporate expenses were higher primarily due to items impacting comparability, as discussed below. There were decreased selling, general and administrative ("SG&A") expenses due to the gain recognized in connection with the divestiture of our Peter Pan® peanut butter business in addition to lower travel costs, offset by increased advertising and promotion expenses and incentive compensation expense. We recognized higher equity method investment earnings, lower interest expense, and higher income tax expense, in each case compared to the third quarter of fiscal 2020. Excluding items impacting comparability, our effective tax rate was slightly lower compared to the third quarter of fiscal 2020.

Diluted earnings per share in the third quarter of fiscal 2021 were $0.58. Diluted earnings per share in the third quarter of fiscal 2020 were $0.42. Diluted earnings per share were affected by higher net income in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020, slightly lower weighted average shares outstanding due to recent share repurchases, as well as several significant items affecting the comparability of year-over-year results (see "Items Impacting Comparability" below).

At the end of the third quarter fiscal 2021, there were significant winter storms across most of the United States. While we believe that these storms resulted in slightly lower net sales and some incremental transportation costs during the latter part of February 2021, we do not believe that weather had a material impact on our results of operations for the third quarter, nor do we expect it to have a material impact to the full fiscal year.

Items Impacting Comparability

Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions is discussed in the "Segment Review" below.

Items of note impacting comparability for the third quarter of fiscal 2021 included the following:

•	a gain of $49.7 million ($27.9 million after-tax) associated with the divestiture of a business,
•	charges totaling $24.4 million ($18.3 million after-tax) related to the early extinguishment of debt,
•	charges totaling $15.4 million ($11.6 million after-tax) in connection with our restructuring plans,
•

consulting expenses of $5.3 million ($4.0 million after-tax) primarily associated with securing tax benefits for a new production facility (the associated tax benefits will be recognized in future periods), and

•	charges totaling $4.3 million ($3.2 million after-tax) related to a previous legal matter.

Items of note impacting comparability for the third quarter of fiscal 2020 included charges totaling $31.8 million ($23.9 million after-tax) in connection with our restructuring plans.

Items of note impacting comparability for the first three quarters of fiscal 2021 included the following:

•	charges totaling $68.7 million ($51.5 million after-tax) related to early extinguishment of debt,
•	charges totaling $62.0 million ($46.5 million after-tax) in connection with our restructuring plans,
•	a gain of $55.0 million ($31.4 million after-tax) associated with the divestiture of certain businesses,
•

consulting expenses of $6.5 million ($4.9 million after-tax) primarily associated with securing tax benefits for a new production facility (the associated tax benefits will be recognized in future periods),

•	an income tax benefit of $24.8 million related to a release of valuation allowance associated with the divestiture of the Peter Pan® peanut butter business, and

•	an income tax benefit of $7.6 million related to certain final tax regulations on prior year federal tax matters.

Items of note impacting comparability for the first three quarters of fiscal 2020 included the following:

•	charges totaling $117.1 million ($90.0 million after-tax) in connection with our restructuring plans,
•	charges totaling $59.0 million ($55.0 million after-tax) related to the impairment of businesses held for sale,
•	charges totaling $19.3 million ($14.8 million after-tax) related to the impairment of certain brand intangible assets,
•	a gain of $11.9 million ($8.9 million after-tax) related to a contract settlement,
•	charges totaling $6.6 million ($5.0 million after-tax) related to a legacy environmental matter, and
•	an income tax benefit of $52.5 million primarily related to the reorganization of various legacy Pinnacle legal entities and state tax planning strategies.

Divestitures

During the third quarter of fiscal 2021, we completed the sale of our Peter Pan® peanut butter business for net proceeds of $103.4 million, subject to final adjustments for working capital and certain tax benefits. The results of operations of the divested Peter Pan® peanut butter business are primarily included in our Grocery & Snacks segment, and to a lesser extent within our International and Foodservice segments, for the periods preceding the completion of the transaction.

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

During the second quarter of fiscal 2020, we completed the sale of our Direct Store Delivery Snacks ("DSD Snacks") business for net proceeds of $137.5 million, including working capital adjustments. The results of operations of the divested DSD Snacks business are included in our Grocery & Snacks segment for the periods preceding the completion of the transaction.

Restructuring Plans

In December 2018, our Board of Directors (the "Board") approved a restructuring and integration plan related to the ongoing integration of the operations of Pinnacle, which we acquired in October 2018 (the "Pinnacle Integration Restructuring Plan"), for the purpose of achieving significant cost synergies between the companies, as a result of which we expect to incur material charges for exit and disposal activities under U.S. generally accepted accounting principles. We expect to incur approximately $362.3 million of charges ($284.3 million of cash charges and $78.0 million of non-cash charges) for actions identified to date under the Pinnacle Integration Restructuring Plan. The Board and/or our senior management have authorized incurrence of these charges. In the third quarter and first three quarters of fiscal 2021, we recognized charges of $5.4 million and $24.2 million, respectively, in connection with the Pinnacle Integration Restructuring Plan. In the third quarter and first three quarters of fiscal 2020, we recognized charges of $19.6 million and $63.5 million, respectively, in connection with the Pinnacle Integration Restructuring Plan. We expect to incur costs related to the Pinnacle Integration Restructuring Plan over a multi-year period.

In fiscal 2019, senior management initiated a restructuring plan (the "Conagra Restructuring Plan") for costs incurred in connection with actions taken to improve SG&A expense effectiveness and efficiencies and to optimize our supply chain network. Although we remain unable to make good faith estimates relating to the entire Conagra Restructuring Plan, we are reporting on actions initiated through the end of the third quarter of fiscal 2021, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of February 28, 2021, we have approved the incurrence of $171.0 million ($44.2 million of cash charges and $126.8 million of non-cash charges) for several projects associated with the Conagra Restructuring Plan. We have incurred or expect to incur $157.4 million of charges ($36.9 million of cash charges and $120.5 million of non-cash charges) for actions identified to date under the Conagra Restructuring Plan. In the third quarter and first three quarters of fiscal 2021, we recognized charges of $10.0 million and $37.8 million, respectively, in connection with the Conagra Restructuring Plan. In the third quarter and first three quarters of fiscal 2020, we recognized charges of $11.9 million and $52.6 million, respectively, in connection with the Conagra Restructuring Plan. We expect to incur costs related to the Conagra Restructuring Plan over a multi-year period.

COVID–19 Pandemic

We continue to monitor the impact of the COVID-19 pandemic on all aspects of our business. During the third quarter of fiscal 2021, we continued to experience higher sales for our products in the retail segments as a result of increased customer demand for food at home due to the COVID-19 pandemic. We continued to experience reduced demand for our foodservice products across all of our major markets during the third quarter of fiscal 2021 as consumer traffic in away-from-home food outlets has decreased as a result of the COVID-19 pandemic. While levels of at-home eating have remained elevated during the pandemic, the distribution of vaccines, state re-opening plans, and increased outdoor dining as a result of warmer weather may impact consumer at-home eating trends. We will continue to evaluate these trends and the impact to our business.

During the third quarter of fiscal 2021, our operating margins continued to benefit from fixed cost leverage, reduced travel expenses, and lower trade promotional activity on certain brands. That benefit was partially offset by several factors including higher transportation and warehousing costs, employee safety and sanitation costs, and employee compensation costs, which accounted for an estimated $45 million of additional incremental costs in the third quarter.

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

Net Sales

	Net Sales
($ in millions)	Thirteen weeks ended			Thirty-nine weeks ended
Reporting Segment	February 28, 2021	February 23, 2020	% Inc (Dec)	February 28, 2021	February 23, 2020	% Inc (Dec)
Grocery & Snacks	$1,133.1	$1,022.9	11%	$3,552.6	$3,143.0	13%
Refrigerated & Frozen	1,203.1	1,076.8	12%	3,581.7	3,204.2	12%
International	240.9	220.9	9%	709.7	659.6	8%
Foodservice	194.0	234.4	(17)%	601.2	759.7	(21)%
Total	$2,771.1	$2,555.0	9%	$8,445.2	$7,766.5	9%

Net sales for the third quarter of fiscal 2021 in our Grocery & Snacks segment included an increase in volumes of 9%, excluding the impact of divestitures, compared to the prior-year period. The increase in volumes reflected an increase across multiple categories due to increased at-home eating in connection with the COVID-19 pandemic. Price/mix increased by 4% for the third quarter of fiscal 2021, excluding the impact of divestitures, when compared to the prior-year period primarily due to favorable product mix and reduced promotional trade activity. The third quarter of fiscal 2021 and 2020 included $8.8 million and $23.1 million, respectively, of net sales related to our Peter Pan® peanut butter business, which was sold in the third quarter of fiscal 2021. The third quarter of fiscal 2020 included $1.6 million of net sales related to our H.K. Anderson® business, which was sold in the second quarter of fiscal 2021. The third quarter of fiscal 2020 also included $4.4 million of net sales related to our private label peanut butter business, which we exited in the third quarter of fiscal 2020.

Net sales for the first three quarters of fiscal 2021 in our Grocery & Snacks segment included an increase in volumes of 14%, excluding the impact of divestitures, compared to the prior-year period. The increase in volumes reflected an increase across multiple categories due to increased at-home eating and replenishment of customer inventory levels in connection with the COVID-19 pandemic. Price/mix increased by 3% for the first three quarters of fiscal 2021, excluding the impact of divestitures, when compared to the prior-year period due to favorable product mix, lower promotional trade activity, and the favorable impact of a $7.4 million change in estimate associated with our fiscal 2020 fourth quarter trade accrual. The first three quarters of fiscal 2021 and 2020 included $34.7 million and $70.9 million, respectively, of net sales related to our Peter Pan® peanut butter business. The first three quarters of fiscal 2021 and 2020 included $3.6 million and $5.9 million, respectively, of net sales related to our H.K. Anderson® business. The first three quarters of fiscal 2020 included $46.1 million of net sales related to our DSD Snacks business, which was sold in the second quarter of fiscal 2020. The first three quarters of fiscal 2020 also included $22.8 million of net sales related to our private label peanut butter business.

Net sales for the third quarter of fiscal 2021 in our Refrigerated & Frozen segment reflected an increase in volumes of 8%, excluding the impact of divestitures, compared to the prior-year period, due to increased at-home eating in connection with the COVID-19 pandemic. Price/mix increased by 4% for the third quarter of fiscal 2021, excluding the impact of divestitures, when compared to the prior-year period, due in part to favorable mix and lower promotional trade activity. The third quarter of fiscal 2020 included $3.8 million of net sales related to our Lender's® bagel business, which was sold in the third quarter of fiscal 2020.

Net sales for the first three quarters of fiscal 2021 in our Refrigerated & Frozen segment reflected an increase in volumes of 9%, excluding the impact of divestitures, compared to the prior-year period, due to increased at-home eating and replenishment of customer inventory levels in connection with the COVID-19 pandemic. Price/mix increased by 4% for the first three quarters of fiscal 2021, excluding the impact of divestitures, when compared to the prior-year period, due to the drivers discussed above, favorable pricing, and the favorable impact of a $7.4 million change in estimate associated with our fiscal 2020 fourth quarter trade accrual. The first three quarters of fiscal 2020 included $23.2 million of net sales related to our Lender's® bagel business.

Net sales for the third quarter of fiscal 2021 in our International segment reflected a 7% increase in volume and a 3% increase in price/mix, excluding the impact of divestitures, in each case compared to the prior-year period. The increase in volumes was driven by elevated demand related to the impacts of the COVID-19 pandemic and strong growth in all regions, excluding the impact of foreign exchange rates and divestitures.

Net sales for the first three quarters of fiscal 2021 in our International segment reflected an 8% increase in volume, a 3% decrease due to unfavorable foreign exchange rates, and a 3% increase in price/mix, excluding the impact of divestitures, in each case compared to the prior-year period. The increase in volumes was driven by elevated demand related to the impacts of the COVID-19 pandemic and strong growth across all regions, excluding the impact of foreign exchange rates and divestitures. The increase in price/mix was driven by lower promotional trade activity and the favorable impact of a $2.8 million change in estimate associated with our fiscal 2020 fourth quarter trade accrual. The first three quarters of fiscal 2021 and 2020 included $1.4 million and $3.6 million, respectively, of net sales related to our Peter Pan® peanut butter business.

Net sales for the third quarter of fiscal 2021 in our Foodservice segment reflected a 20% decrease in volume, excluding the impact of divestitures, compared to the prior-year period. The decline in volume reflected lower traffic in away-from-home food outlets as a result of the COVID-19 pandemic. Price/mix, excluding the impact of divestitures, increased by 3% in the third quarter of fiscal 2021 compared to the prior-year period, reflecting inflation-related pricing and lower trade activity.

Net sales for the first three quarters of fiscal 2021 in our Foodservice segment reflected a 23% decrease in volume, excluding the impact of divestitures, compared to the prior-year period. The decline in volume reflected lower traffic in away-from-home food outlets as a result of the COVID-19 pandemic. Price/mix, excluding the impact of divestitures, increased by 4% in the first three quarters of fiscal 2021 compared to the prior-year period, reflecting the drivers noted above. The first three quarters of fiscal 2020 included $6.6 million of net sales related to our Lender's® bagel business. The first three quarters of fiscal 2020 also included $4.6 million of net sales related to our private label peanut butter business, which we exited in the third quarter of fiscal 2020.

SG&A Expenses (includes general corporate expenses)

SG&A expenses totaled $309.7 million for the third quarter of fiscal 2021, a decrease of $10.2 million, as compared to the third quarter of fiscal 2020. SG&A expenses for the third quarter of fiscal 2021 reflected the following:

Items impacting comparability of earnings

•	a gain of $49.7 million related to the divestiture of a business,
•	expenses of $24.4 million associated with the early extinguishment of debt,
•	expenses of $6.2 million in connection with our restructuring plans,
•	consulting expenses of $5.3 million primarily associated with securing tax benefits for a new production facility (the associated tax benefits will be recognized in future periods), and
•	expense of $4.3 million related to a previous legal matter.

Other changes in expenses compared to the third quarter of fiscal 2020

•	an increase in advertising and promotion expense of $7.8 million driven by higher eCommerce investments,
•	an increase in incentive compensation expense of $6.1 million, due to the expectation of exceeding certain performance targets,
•	an increase in commission expense of $4.4 million due to the increase in net sales noted above,
•	a decrease of $3.6 million related to travel and entertainment expenses, in part due to reduced travel from the COVID-19 pandemic, and
•	an increase in consulting fees primarily associated with information technology-related projects of $3.0 million.

SG&A expenses for the third quarter of fiscal 2020 included expenses of $20.9 million in connection with our restructuring plans.

SG&A expenses totaled $967.7 million for the first three quarters of fiscal 2021, a decrease of $122.8 million, as compared to the first three quarters of fiscal 2020. SG&A expenses for the first three quarters of fiscal 2021 reflected the following:

Items impacting comparability of earnings

•	expenses of $68.7 million associated with the early extinguishment of debt,
•	a gain of $55.0 million related to the divestiture of certain businesses,
•	expenses of $32.9 million in connection with our restructuring plans,
•	consulting expenses of $6.5 million primarily associated with securing tax benefits for a new production facility (the associated tax benefits will be recognized in future periods),
•	expenses of $4.7 million associated with costs incurred for acquisitions and planned divestitures, and
•	a net expense of $2.3 million related to a previous legal matter.

Other changes in expenses compared to the first three quarters of fiscal 2020

•	a decrease in salary, wage, and fringe benefit expense of $25.2 million, largely due to achieved synergies from the Pinnacle acquisition and lower employer-related 401(k) costs,
•	an increase in share-based payment and deferred compensation expense of $15.3 million due to higher stock price and market increases,
•	an increase in incentive compensation expense of $14.3 million, due to the expectation of exceeding certain performance targets,
•	a decrease of $13.1 million related to travel and entertainment expenses, in part due to reduced travel from the COVID-19 pandemic,
•	an increase in advertising and promotion expense of $11.3 million driven by higher eCommerce investments,
•	a decrease in depreciation expense of $5.1 million,
•	a decrease in royalty expense of $4.2 million, in part due to the expiration of a royalty agreement,
•	a decrease in lease and rent expense of $4.2 million, and
•	a decrease of $3.1 million related to unfavorable foreign exchange rates.

SG&A expenses for the first three quarters of fiscal 2020 included the following items impacting the comparability of earnings:

•	expenses of $93.5 million in connection with our restructuring plans,
•	expense of $59.0 million related to the impairment of businesses held for sale,
•	charges totaling $19.3 million related to the impairment of certain brand intangible assets,
•	a benefit of $11.9 million related to a contract settlement gain,
•	charges totaling $6.6 million related to a legacy environmental matter,
•	expenses of $3.6 million associated with costs incurred for acquisitions and planned divestitures,
•	a net loss of $1.7 million related to divestitures of businesses, and
•	a benefit of $1.5 million related to a previous legal matter.

Operating Profit (Earnings before general corporate expenses, pension and postretirement non-service income, interest expense, net, income taxes, and equity method investment earnings)

	Operating Profit
($ in millions)	Thirteen weeks ended			Thirty-nine weeks ended
Reporting Segment	February 28, 2021	February 23, 2020	% Inc (Dec)	February 28, 2021	February 23, 2020	% Inc (Dec)
Grocery & Snacks	$290.2	$199.4	46%	$890.2	$614.8	45%
Refrigerated & Frozen	214.6	190.7	13%	719.0	533.7	35%
International	27.8	22.3	25%	105.8	73.5	44%
Foodservice	12.8	27.2	(53)%	60.0	96.6	(38)%

Operating profit in our Grocery & Snacks segment for the third quarter of fiscal 2021 reflected an increase in gross profits of $48.8 million compared to the third quarter of fiscal 2020. The higher gross profit was driven by the net sales growth discussed above, the benefits of supply chain realized productivity, favorable margin mix, cost synergies associated with the Pinnacle acquisition, and fixed cost leverage partially offset by the impacts of input cost inflation, higher transportation costs, a reduction in profit associated with the divestitures of our H.K. Anderson® and Peter Pan® peanut butter businesses and the exit of our private label peanut butter business, and pandemic-related costs. Pandemic-related costs included investments in employee safety protocols, bonuses paid to supply chain employees, and costs necessary to meet elevated levels of demand. Operating profit of the Grocery & Snacks segment was impacted by expense of $4.2 million and $10.9 million related to our restructuring plans in the third quarter of fiscal 2021 and 2020, respectively. The third quarter of fiscal 2021 included a gain on the divestiture of our Peter Pan® peanut butter business of $49.7 million.

Operating profit in our Grocery & Snacks segment for the first three quarters of fiscal 2021 reflected an increase in gross profits of $176.1 million compared to the first three quarters of fiscal 2020. The higher gross profit was a result of the same drivers noted above. Operating profit of the Grocery & Snacks segment was impacted by expense of $25.9 million and $49.2 million related to our restructuring plans in the first three quarters of fiscal 2021 and 2020, respectively. In addition, the first three quarters of fiscal 2021 included gains of $55.0 million on the divestiture of our H.K. Anderson® and Peter Pan® peanut butter businesses. The first three quarters of fiscal 2020 included charges of $31.4 million related to the impairment of a business held for sale, a benefit of $11.9 million related to a contract settlement, charges of $3.5 million related to the impairment of certain brand intangible assets, and costs of $3.0 million related to planned divestitures.

Operating profit in our Refrigerated & Frozen segment for the third quarter of fiscal 2021 reflected an increase in gross profits of $23.6 million compared to the third quarter of fiscal 2020. The increase was driven by the net sales growth discussed above, the benefits of supply chain realized productivity, favorable margin mix, cost synergies associated with the Pinnacle acquisition, and fixed cost leverage, partially offset by the impacts of input cost inflation, higher transportation costs, a reduction in profit associated with the divestiture of our Lender's® bagel business, and pandemic-related costs. Operating profit of the Refrigerated & Frozen segment was impacted by expense of $7.0 million and $10.5 million related to our restructuring plans in the third quarter of fiscal 2021 and 2020, respectively. Advertising and promotion expenses for the third quarter of fiscal 2021 increased by $8.1 million compared to the third quarter of fiscal 2020.

Operating profit in our Refrigerated & Frozen segment for the first three quarters of fiscal 2021 reflected an increase in gross profits of $137.7 million compared to the first three quarters of fiscal 2020. The increase in gross profits was a result of the drivers discussed above. Operating profit of the Refrigerated & Frozen segment was impacted by expense of $19.9 million and $12.3 million related to our restructuring plans in the first three quarters of fiscal 2021 and 2020, respectively. Operating profit in the first three quarters of fiscal 2020 was also impacted by charges of $27.6 million related to the impairment of a business held for sale and charges of $15.8 million related to the impairment of certain brand intangible assets. Advertising and promotion expenses for the first three quarters of fiscal 2021 increased by $13.4 million compared to the first three quarters of fiscal 2020.

Operating profit in our International segment for the third quarter of fiscal 2021 reflected an increase in gross profits of $7.7 million when compared to the prior-year period, due to the net sales growth discussed above, the benefits of supply chain realized productivity, fixed cost leverage, and favorable product mix, partially offset by the impacts of input cost inflation, higher transportation costs, and unfavorable foreign exchange rates.

Operating profit in our International segment for the first three quarters of fiscal 2021 reflected an increase in gross profits of $23.0 million when compared to the prior-year period, due to the drivers noted above and a reduction in profit associated with the divestiture of our Peter Pan® peanut butter business. Operating profit of the International segment was impacted by income of $0.1 million and expense of $1.4 million related to our restructuring plans in the first three quarters of fiscal 2021 and 2020, respectively.

Operating profit in our Foodservice segment for the third quarter of fiscal 2021 reflected a decrease in gross profits of $16.3 million compared to the third quarter of fiscal 2020. The lower gross profit primarily reflected lower traffic in away-from-home food outlets due to the COVID-19 pandemic, input cost inflation, and pandemic-related costs, partially offset by supply chain realized productivity and cost synergies associated with the Pinnacle acquisition.

Operating profit in our Foodservice segment for the first three quarters of fiscal 2021 reflected a decrease in gross profits of $42.5 million compared to the first three quarters of fiscal 2020. The lower gross profit primarily reflected the items discussed above and a reduction in profit associated with the divestitures of our Lender's® bagel, H.K. Anderson®, and Peter Pan® peanut butter businesses and the exit of our private label peanut butter business.

Pension and Postretirement Non-service Income

In the third quarter of fiscal 2021, pension and postretirement non-service income was $13.7 million, a decrease of $2.7 million compared to the third quarter of fiscal 2020. In the first three quarters of fiscal 2021, pension and postretirement non-service income was $41.2 million, an increase of $4.0 million compared to the first three quarters of fiscal 2020. The third quarter and first three quarters of fiscal 2020 included a settlement gain of $2.1 million related to the remeasurement of our salaried pension plan. The third quarter and first three quarters of fiscal 2021 reflected lower interest costs as a result of declining interest rates and lower expected returns on plan assets.

Interest Expense, Net

Net interest expense was $100.6 million and $117.7 million for the third quarter of fiscal 2021 and 2020, respectively. Net interest expense was $322.0 million and $361.8 million for the first three quarters of fiscal 2021 and 2020, respectively. The decrease was driven by an overall reduction of our debt balances. See Note 4 "Long-Term Debt and Revolving Credit Facility", to the Condensed Consolidated Financial Statements contained in this report for further discussion.

Income Taxes

In the third quarter and first three quarters of fiscal 2021, we recognized income tax expense of $101.6 million and $269.0 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was approximately 26.5% and 21.3% for the third quarter and first three quarters of fiscal 2021, respectively. In the third quarter and first three quarters of fiscal 2020, we recognized income tax expense of $68.9 million and $141.5 million, respectively. The effective tax rate was approximately 25.2% and 18.1% for the third quarter and first three quarters of fiscal 2020, respectively. See Note 10 "Income Taxes", to the Condensed Consolidated Financial Statements contained in this report for a discussion on the change in effective tax rates.

Equity Method Investment Earnings

Equity method investment earnings were $21.5 million and $10.4 million for the third quarter of fiscal 2021 and 2020, respectively. Equity method investment earnings were $51.0 million and $50.3 million for the first three quarters of fiscal 2021 and 2020, respectively. Results for the third quarter and first three quarters of fiscal 2020 included an expense of $0.6 million and a gain of $4.2 million, respectively, related to the sale of an asset by the Ardent Mills joint venture. Ardent Mills earnings for the third quarter of fiscal 2021 reflected favorable market conditions.

Earnings Per Share

Diluted earnings per share in the third quarter of fiscal 2021 and 2020 were $0.58 and $0.42, respectively. Diluted earnings per share in the first three quarters of fiscal 2021 and 2020 were $2.02 and $1.31, respectively. See "Items Impacting Comparability" above as several significant items affected the comparability of year-over-year results of operations.

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

As of February 28, 2021, we had a revolving credit facility (the "Revolving Credit Facility") with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $1.6 billion (subject to increase to a maximum aggregate principal amount of $2.1 billion with the consent of the lenders). The Revolving Credit Facility matures on July 11, 2024 and is unsecured. The term of the Revolving Credit Facility may be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. We have historically used a credit facility principally as a back-up for our commercial paper program. As of February 28, 2021, there were no outstanding borrowings under the Revolving Credit Facility.

As of February 28, 2021, we had $728.6 million outstanding under our commercial paper program. The highest level of borrowings during the first three quarters of fiscal 2021 was $820.5 million. We had no amounts outstanding under our commercial paper program as of May 31, 2020.

During the third quarter of fiscal 2021, we redeemed $400.0 million aggregate principal amount of our 3.20% senior notes due January 25, 2023, prior to maturity, resulting in a net loss of $24.4 million as a cost of early extinguishment of debt. The repayment was primarily funded by the issuance of commercial paper.

On March 1, 2021, subsequent to the end of the third quarter of fiscal 2021, we repaid the remaining outstanding $195.9 million aggregate principal amount of our 9.75% subordinated notes on their maturity date. The repayment was primarily funded by the issuance of commercial paper.

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

As of the end of the third quarter of fiscal 2021, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the Revolving Credit Facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult, or impossible.

Our most restrictive debt agreement (the Revolving Credit Facility) generally requires our ratio of earnings before interest, taxes, depreciation, and amortization ("EBITDA") to interest expense be not less than 3.0 to 1.0 and our ratio of funded debt to EBITDA not to exceed certain decreasing specified levels, ranging from 4.75 through the first quarter of fiscal 2022 to 3.75 from the second quarter of fiscal 2023 and thereafter, with each ratio to be calculated on a rolling four-quarter basis. As of February 28, 2021, we were in compliance with these financial covenants.

We repurchase shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. During the third quarter of fiscal 2021, we repurchased approximately 8.8 million shares of our common stock under this authorization for an aggregate of $298.1 million. We plan to repurchase shares under our authorized program only at times and in amounts as are consistent with the prioritization of achieving our long-term leverage target. The Company's total remaining share repurchase authorization as of February 28, 2021, was $1.12 billion.

On December 11, 2020, our Board announced a quarterly dividend payment of $0.275 per share which was paid on March 3, 2021 to stockholders of record as of close of business on January 29, 2021.

In fiscal 2017, we began a program to offer certain suppliers access to a third-party service that allows them to view our scheduled payments online. The third-party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third party, or any financial institutions concerning this service. All balances remain as obligations to our suppliers as stated in our supplier agreements and are reflected in accounts payable within our Condensed Consolidated Balance Sheets. The associated payments are included in net cash flows from operating activities within our Condensed Consolidated Statements of Cash Flows. As of February 28, 2021 and May 31, 2020, $251.9 million and $258.7 million, respectively, of our total accounts payable was payable to suppliers who utilize this third-party service.

The program commenced at about the same time that we began an initiative to negotiate extended payment terms with our suppliers. Although difficult to predict, we generally expect the incremental cash flow benefits associated with these extended payment terms to increase at a slower rate in the future. A number of factors may impact our future payment terms, including our relative creditworthiness, overall market liquidity, and changes in interest rates and other general economic conditions.

Cash Flows

During the first three quarters of fiscal 2021, we used $472.6 million of cash, which was the net result of $1.07 billion generated from operating activities, $281.9 million used in investing activities, $1.26 billion used in financing activities, and an increase of $2.9 million due to the effects of changes in foreign currency exchange rates.

Cash generated from operating activities totaled $1.07 billion in the first three quarters of fiscal 2021, as compared to $906.5 million generated in the first three quarters of fiscal 2020. The increase in operating cash flows for the first three quarters of fiscal 2021 compared to the first three quarters of fiscal 2020 was largely due to the impact of increased net sales in our retail segments from COVID-19 pandemic-related demand as well as decreased interest payments. This was partially offset by increased tax payments for the first three quarters of fiscal 2021 compared to fiscal 2020. Tax payments for the first three quarters of fiscal 2021 included approximately $47.0 million of fourth quarter fiscal 2020 tax payments, which were deferred due to the extension of the deadline for certain federal cash tax payments. Comparative changes in working capital balances were impacted by some inventory rebuilding in the third quarter of fiscal 2021 and the timing of accounts payable payments. Operating cash flows also benefited from the continued deferral of employer payroll taxes under the Coronavirus Aid, Relief, and Economic Security Act, which totaled $33.9 million for the first three quarters of fiscal 2021. Payment of such amounts will occur in fiscal 2022 and 2023.

Cash used in investing activities totaled $281.9 million and $59.9 million in the first three quarters of fiscal 2021 and 2020, respectively. Net cash outflows from investing activities in the first three quarters of fiscal 2021 consisted primarily of capital expenditures totaling $396.7 million partially offset by proceeds totaling $112.2 million from the sale of our Peter Pan® peanut butter and H.K. Anderson® businesses. Investing activities in the first three quarters of fiscal 2020 consisted mainly of capital expenditures of $265.3 million partially offset by proceeds from divestitures totaling $191.4 million, including the sales of our DSD Snacks and Lender’s® bagel businesses.

Cash used in financing activities totaled $1.26 billion and $984.6 million in the first three quarters of fiscal 2021 and 2020, respectively. Financing activities in the first three quarters of fiscal 2021 principally reflect repayments of long-term debt of $2.31 billion, the issuance of long-term debt totaling $988.2 million, net short-term borrowings of $727.6 million, cash dividends paid of $341.7 million, and common stock repurchases of $298.1 million. Financing activities in the first three quarters of fiscal 2020 consisted primarily of the repayment of long-term debt totaling $665.9 million and cash dividends paid of $310.1 million.

The Company had cash and cash equivalents of $80.7 million at February 28, 2021 and $553.3 million at May 31, 2020, of which $70.7 million at February 28, 2021 and $80.5 million at May 31, 2020 was held in foreign countries. We believe that our foreign subsidiaries have invested or will invest any undistributed earnings indefinitely, or that any undistributed earnings will be remitted in a tax-neutral transaction, and, therefore, do not provide deferred taxes on the cumulative undistributed earnings of our foreign subsidiaries.

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

OBLIGATIONS AND COMMITMENTS

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt, notes payable, finance lease obligations, and operating lease obligations were recognized as liabilities in the Condensed Consolidated Balance Sheets contained in this report as of February 28, 2021.

A summary of our contractual obligations as of February 28, 2021 was as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$8,404.9	$195.9	$687.0	$2,000.1	$5,521.9
Finance lease obligations	145.4	24.7	37.0	28.4	55.3
Operating lease obligations	278.8	46.9	76.8	47.1	108.0
Purchase obligations[1] and other contracts	2,191.5	1,418.3	167.2	138.6	467.4
Notes payable	728.7	728.7	—	—	—
Total	$11,749.3	$2,414.5	$968.0	$2,214.2	$6,152.6

1Amounts include open purchase orders and agreements, some of which are not legally binding and/or may be cancellable. Such agreements are generally settleable in the ordinary course of business in less than one year. Purchase obligations and other contracts, which totaled $2.18 billion as of February 28, 2021, were not recognized as liabilities in the Condensed Consolidated Balance Sheets contained in this report, in accordance with generally accepted accounting principles.

We are also contractually obligated to pay interest on our long-term debt and finance lease obligations. The weighted average coupon interest rate of the long-term debt obligations outstanding as of February 28, 2021, was approximately 4.7%.

The operating lease obligations noted in the table above have not been reduced by non-cancellable sublease rentals of $5.1 million.

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

As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event. As of February 28, 2021, we had $55.8 million of standby letters of credit issued on our behalf. These standby letters of credit are primarily related to our self-insured workers compensation programs and are not reflected in the Condensed Consolidated Balance Sheets contained in this report.

In certain limited situations, we will guarantee obligations of unconsolidated entities. For further discussion on these guarantees, see "Guarantees and Other Contingencies" within Note 11 "Contingencies", to the Condensed Consolidated Financial Statements contained in this report.

The obligations and commitments disclosed above do not include any reserves for uncertainties in income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at February 28, 2021 was $34.4 million. The net amount of unrecognized tax benefits at February 28, 2021, that, if recognized, would impact our effective tax rate was $29.2 million. Recognition of these tax benefits would have a favorable impact on our effective tax rate.

CRITICAL ACCOUNTING ESTIMATES

Consistent with previous years, we will perform our annual impairment test on our indefinite-lived intangible assets and goodwill in the fourth quarter of fiscal 2021. We recognized impairment charges on several brands, primarily from the Pinnacle acquisition, in the fourth quarter of fiscal 2020. These assets were written down to their respective fair values resulting in zero excess fair value over carrying amount. While most of these brands have had elevated sales demand as a result of the COVID-19 pandemic, some brands have also experienced deterioration in margins due to several factors, including recent input cost inflation. If expectations of future long-term growth rates and margins are not met or if management's future strategy changes on certain brands, there is a heightened risk of future impairment. No events occurred during the third quarter of fiscal 2021 that indicated it was more likely than not that our indefinite-lived intangible assets were impaired.

For further discussion of our critical accounting estimates, please refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks affecting us are exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.

Other than the changes noted below, there have been no material changes in our market risk during the thirty-nine weeks ended February 28, 2021. For additional information, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

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

The carrying amount of long-term debt (including current installments) was $8.50 billion as of February 28, 2021. Based on current market rates, the fair value of this debt at February 28, 2021 was estimated at $9.99 billion. As of February 28, 2021, a 1% increase in the interest rates would decrease the fair value of our fixed rate debt by approximately $702.2 million, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $803.3 million.

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

Value-at-Risk (VaR)

We employ various tools to monitor our derivative risk, including value-at-risk ("VaR") models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95% confidence level. Accordingly, in any given one-day time period, losses greater than the amounts included in the table below are expected to occur only 5% of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, and foreign exchange positions during the thirty-nine weeks ended February 28, 2021 and February 23, 2020.

	Fair Value Impact
In Millions	Average During Thirty-nine Weeks Ended February 28, 2021	Average During Thirty-nine Weeks Ended February 23, 2020
Energy commodities	$0.6	$0.4
Agriculture commodities	0.2	0.4
Other commodities	—	0.1
Foreign exchange	1.0	0.6

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of February 28, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

A discussion of our risk factors can be found in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020, as updated and supplemented in Part II, item 1A "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended November 29, 2020 and in our other filings with the SEC. During the third quarter of fiscal 2021, there were no material changes to our previously disclosed risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the total number of shares of common stock purchased during the third quarter of fiscal 2021, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
November 30, 2020 through December 27, 2020	—	$—	—	$1,414,700,000
December 28, 2020 through January 24, 2021	4,909,652	$33.57	4,909,652	$1,249,884,000
January 25, 2021 through February 28, 2021	3,846,001	$34.66	3,846,001	$1,116,576,000
Total Fiscal 2021 Third Quarter Activity	8,755,653	$34.05	8,755,653	$1,116,576,000

(1)

The Board approved a share repurchase program authorizing the Company to purchase shares of its common stock in December 2003, which share repurchase authorization has been subsequently increased from time to time. On June 27, 2018, we announced that the Board increased the amount of the share repurchase authorization by $1.0 billion. As of February 28, 2021, approximately $1.12 billion of our common stock remained available for purchase under this authorization, which has no expiration. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions.

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

101

The following materials from Conagra Brands' Quarterly Report on Form 10-Q for the quarter ended February 28, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

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

Dated this 8th day of April, 2021.