Form 10-K
period 2021-05-30
CONAGRA BRANDS INC.
filed 2021-07-23
CIK 23217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 30, 2021

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

The aggregate market value of the voting common stock of Conagra Brands, Inc. held by non-affiliates on November 27, 2020 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $17,559,528,469 based upon the closing sale price on the New York Stock Exchange on such date.

At June 27, 2021, 480,326,127 common shares were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement for the Registrant's 2021 Annual Meeting of Stockholders (the "2021 Proxy Statement") are incorporated by reference into Part III.

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

ITEM 1. BUSINESS

General Development of Business

Conagra Brands, Inc. (the "Company", "Conagra Brands", "we", "us", or "our"), headquartered in Chicago, is one of North America's leading branded food companies. Guided by an entrepreneurial spirit, the Company combines a rich heritage of making great food with a sharpened focus on innovation. The Company's portfolio is evolving to satisfy people's changing food preferences. Its iconic brands such as Birds Eye®, Duncan Hines®, Healthy Choice®, Marie Callender's®, Reddi-wip®, and Slim Jim®, as well as emerging brands, including Angie's® BOOMCHICKAPOP®, Duke's®, Earth Balance®, Gardein®, and Frontera®, offer choices for every occasion.

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

Acquisitions

On October 26, 2018, we completed the acquisition of Pinnacle, a branded packaged foods company specializing in shelf-stable and frozen foods. As a result of the acquisition, Pinnacle became a wholly-owned subsidiary of the Company. See Note 2, "Acquisitions", to the Consolidated Financial Statements contained in this report for further information.

Divestitures

During the fourth quarter of fiscal 2021, we completed the sale of our Egg Beaters® business for net proceeds of $50.6 million, subject to final working capital adjustments. The results of operations of the divested Egg Beaters® business were primarily included in our Refrigerated and Frozen segment, and to a lesser extent within our International and Foodservice segments, for the periods preceding the completion of the transaction. The assets and liabilities of this business have been reclassified as assets and liabilities held for sale within our Consolidated Balance Sheets for all periods presented prior to the divestiture.

During the third quarter of fiscal 2021, we completed the sale of our Peter Pan® peanut butter business for net proceeds of $101.5 million, including working capital adjustments but subject to final adjustments for certain tax benefits. The business results were previously reported primarily within our Grocery & Snacks segment, and to a lesser extent within our International and Foodservice segments, for the periods preceding the completion of the transaction. The assets and liabilities of this business have been reclassified as assets and liabilities held for sale within our Consolidated Balance Sheets for all periods presented prior to the divestiture.

General

The following comments pertain to all of our reporting segments.

Conagra Brands is a branded consumer packaged goods food company that operates in many sectors of the food industry, with a significant focus on the sale of branded, private branded, and value-added consumer food, as well as foodservice items and ingredients. We use many different raw materials, most of which are commodities. The prices paid for raw materials used in making our food generally reflect factors such as weather, commodity market fluctuations, currency fluctuations, tariffs, and the effects of governmental agricultural programs. Although the prices of raw materials can be expected to fluctuate as a result of these factors, we believe such raw materials to be in adequate supply and generally available from numerous sources. From time to time, we have faced increased costs for many of our significant raw materials, packaging, and energy inputs. We seek to mitigate higher input costs through productivity and pricing initiatives and the use of derivative instruments to economically hedge a portion of forecasted future consumption.

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

We manufacture primarily for stock; we fill our customer orders from finished goods inventories. While at any given time there may be some backlog of orders, such backlog is not material in respect to annual net sales, and the changes of backlog orders from time to time are not significant.

Our intellectual property rights, including our trademarks, licensing agreements, trade secrets, patents, and copyrights are of material importance to our business and we attempt to protect such rights by pursuing remedies available to us under trademark, copyright, trade secret, and patent laws, as well as entering into licensing, third-party nondisclosure and assignment agreements, and policing of third-party misuses of our intellectual property. Some of our food items are sold under brands that have been licensed from others, including under the P.F. Chang’s®, Bertolli®, and Libby’s® trademarks. We also own certain intellectual property rights that are licensed to third parties, such as the Alexia® trademark. While many of these licensing arrangements are perpetual in nature, others must be periodically renegotiated or renewed pursuant to their terms. We also actively develop and maintain a portfolio of patents, although no single patent is considered material to the business as a whole. We have proprietary trade secrets, technology, know-how, processes, and other intellectual property rights that are not registered.

Our operations are subject to various laws and regulations administered by federal, state, local, and foreign government agencies, including, but not limited to, the United States Department of Agriculture, the Federal Food and Drug Administration, the Occupational Safety and Health Administration, the Environmental Protection Agency, and the Department of Labor. In particular, the processing, packaging, transportation, storage, distribution, advertising, labeling, quality, and safety of food products, the health and safety of our employees, and the protection of the environment are each subject to governmental regulation. Additionally, we are subject to data privacy and security regulations, tax and securities regulations, accounting and reporting standards, and other financial laws and regulations. We believe that we are in compliance with such laws and regulations in all material respects and do not expect that continued compliance with such regulations will have a material effect upon capital expenditures, earnings, or our competitive position.

Our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 26% of consolidated net sales for each of fiscal 2021 and 2020 and 24% of consolidated net sales for fiscal 2019.

Human Capital Resources

At Conagra, we believe that our employees are the driving force behind our success. We believe that the success and growth of our business depend in large part on our ability to attract, develop, and retain a diverse population of talented and high-performing employees at all levels of our organization. We leverage our six timeless values, which form the framework of our Company culture, to guide our approach to human capital management:

•	Integrity: Doing the right things and doing things right
•	External Focus: Centering on the consumer, customer, competitor, and investor
•	Broad-Mindedness: Seeking out and respecting varied perspectives, embracing collaboration, and assuming positive intent
•	Agility: Converting insights into action with the speed of an entrepreneur
•	Leadership by all: Simplifying, making decisions, inspiring others, and acting like an owner
•	Focus on results: Leveraging a "refuse-to-lose" obsession with impact and value creation

We have developed key recruitment, development, and retention strategies and objectives that guide our human capital management approach. These strategies and objectives are advanced through a number of programs, policies, and initiatives, as described below.

As of May 30, 2021, we had approximately 18,600 employees, primarily in the United States. Approximately 46% of our employees are parties to collective bargaining agreements. We believe our relationships with employees and their representative organizations are good.

Safety and Health: The health and safety of our employees is our top priority. We are focused on maintaining a strong culture of safety, in which all employees commit to protecting themselves and their colleagues. During fiscal year 2021, our Occupational Safety & Health Administration Incident Rate was 2.00 incidents per 100 full-time workers, as compared to 1.69 incidents per 100 full-time workers in fiscal 2020 and 2.28 incidents per 100 full-time workers in fiscal 2019. We compare our incident rate to that of the average for companies in the food manufacturing sector, as published by the Bureau of Labor Statistics.

In each of the last three fiscal years, our incident rate has been below the industry average. Our health and safety team audits each of our facilities every two years to ensure compliance with safety regulations and corporate policies. The team documents the audit results and tracks corrective actions to ensure we hold ourselves accountable for providing a safe work environment.

Beginning in February 2020 and over the course of the COVID-19 pandemic, our senior leadership has relied on cross-functional teams (a COVID-19 pandemic team, Return to Office team, and Vaccine Preparedness team), to review and assess the evolving situation, and to recommend risk mitigation actions for the health and safety of our employees. In order to enhance the safety of our employees during the COVID-19 pandemic, these teams have recommended, and we have implemented, various measures, including the installation of physical barriers between employees; employee screening protocols; facility cleaning and sanitation protocols; policies on the use of personal protective equipment; and robust employee leave policies. We have also executed a phased return to office approach to enable in-person work for corporate personnel, implemented work-from-home initiatives for certain office personnel, and provided increased access to COVID-19 vaccines for production facilities and corporate locations.

Diversity and Inclusion: We strive to nourish an inclusive culture that encourages openness, acceptance, and individual authenticity. We believe that an inclusive culture drives employee engagement.

At Conagra, diversity is more than race, gender, sexual orientation, and disability. All backgrounds, perspectives, styles, and opinions are valued and belong at Conagra, and we harness the power of diversity and inclusion ("D&I") to accelerate innovation and growth and as key enablers of shareholder value creation.

We approach diversity from the top-down, exemplified by our Board of Directors (the "Board") and our Senior Leadership Team: three of our 11 directors are racially/ethnically diverse, three of our 11 directors are women, and four of 10 members of our Senior Leadership Team are women. We believe that a diverse team with a variety of viewpoints adds value to our business decision making and innovation by encouraging and incorporating a variety of perspectives and experiences.

During fiscal 2021, we launched numerous efforts to amplify our commitment to a diverse and inclusive workforce:

•

We established a Diversity and Inclusion Leadership Council (the "Council"), comprised of our Senior Leadership and Human Resource Diversity and Inclusion teams, to set our D&I strategy, track our D&I progress, and ensure execution of our D&I initiatives.

•

The Council refreshed the Company's D&I strategic plan during fiscal 2021, and declared a focus on recruiting, advocating for, and developing diverse talent. In each of these areas, we have multiple strategic initiatives underway. Core aspects of our strategy include building a strong entry-level pipeline; providing development opportunities for underrepresented groups, internal and external; and committing to develop and advance our talent along the way. Examples of recruitment, advocacy, and development initiatives launched during fiscal 2021 include the following:

•	In October 2020, we launched Conagra's inclusive leadership development program. Through the end of fiscal 2021, we have trained over 1,400 people managers in inclusive leadership practices.
•	In November 2020, we partnered with The Hatchery Chicago to create a twelve-week culinary internship program for individuals from underrepresented communities.
•

In May 2021, we announced a partnership with the Thurgood Marshall College Fund and the Hispanic Scholarship Fund through which Conagra will make donations to each organization for college scholarships in an effort to ensure that black and brown students receive equitable access to higher education opportunities. Conagra employees will also actively engage with scholarship recipients to provide professional development opportunities.

•

Throughout fiscal 2021, the Human Resources Committee of our Board (the "HR Committee") received regular updates from management on our D&I progress. The HR Committee has embedded D&I into its standing agenda and intends to discuss the topic at every regularly scheduled meeting it holds in fiscal 2022.

We also continue to provide diversity and inclusion training for employees to highlight issues that impact underrepresented communities and to reduce the effects of bias in the workplace. Our goal is to create a culture of belonging, where everyone can experience inclusion. We want to be a place where people trust and respect one another. While we value and embrace diversity, we also celebrate what we all have in common—our energy and passion for making great food and great brands.

Learning and Development: We believe that by enabling employee development, we better position Conagra to meet current and future business needs and increase employee retention. By providing employees with learning and development opportunities, we empower them to build knowledge and skills and feel fulfilled in their work at Conagra.

We leverage a variety of processes to enable employee learning and development at Conagra:

•	Employees have access to a variety of learning tools at Conagra, covering a wide array of topics. Our office-based employees can also access thousands of learning modules on-demand at their desks.
•

Individual objectives are set each year, providing employees with clear expectations for their performance in the short-term. Regular performance evaluations provide employees with feedback and growth opportunities.

•

Salaried employees are encouraged to develop Individual Development Plans ("IDP"). IDPs serve as a personal action plan, under which employees engage with their manager in ongoing development conversations, so that long-term career goals and developmental activities can be reviewed.

Compensation and Benefits: We offer competitive compensation and benefits to attract the best talent and to support the overall well-being of our employees. Through our holistic approach to benefits, we provide our employees with resources to help them thrive. We offer a wide range of benefits across areas such as health, family, finance, community, and time away, including healthcare and wellness benefits, adoption and surrogacy assistance, family care resources, a 401(k) plan, family leave, and paid time off. A more complete discussion of our approach to employee compensation and benefits can be found in our Proxy Statement for the 2021 Annual Shareholders' Meeting.

Additional information regarding our human capital management is available in our 2020 Citizenship Report that can be found on our website at https://www.conagrabrands.com/our-company/corporate-social-responsibility. Information on our website, including our 2020 Citizenship Report, is not incorporated by reference into this Annual Report on Form 10-K.

Information About Our Executive Officers

The names, ages, and positions of our executive officers as of July 23, 2021 are listed below:

Name	Title & Capacity	Age	Year First Appointed an Executive Officer
Sean M. Connolly	President and Chief Executive Officer	55	2015
David S. Marberger	Executive Vice President and Chief Financial Officer	56	2016
Colleen R. Batcheler	Executive Vice President, General Counsel and Corporate Secretary	47	2008
Charisse Brock	Executive Vice President, Chief Human Resources Officer	59	2015
Thomas M. McGough	Executive Vice President and Co-Chief Operating Officer	56	2013
Darren C. Serrao	Executive Vice President and Co-Chief Operating Officer	55	2015
Robert G. Wise	Senior Vice President, Corporate Controller	53	2012

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

Charisse Brock has served as Executive Vice President and Chief Human Resources Officer since November 2015 and previously served as Senior Vice President and Interim Chief Human Resources Officer from August 2015 until November 2015. Prior to serving in these roles, Ms. Brock served as Vice President of Human Resources for the Consumer Foods segment of Conagra Brands from September 2010 until August 2015. Ms. Brock joined Conagra Brands in 2004 as Director of Human Resources, supporting the Refrigerated Foods Group. Prior to joining Conagra Brands, she served for 15 years at The Quaker Oats Company (a branded food products company) (which was acquired by PepsiCo during her tenure) in its Consumer Foods Division.

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

Foreign Operations

Foreign operations information is set forth in Note 20, "Business Segments and Related Information", to the Consolidated Financial Statements contained in this report.

Available Information

We make available, free of charge through the "Investors—Financial Reports & Filings" link on our Internet website at http://www.conagrabrands.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the "SEC"). We use our Internet website, through the "Investors" link, as a channel for routine distribution of important information, including news releases, analyst presentations, and financial information. The information on our website is not, and will not be deemed to be, a part of this annual report on Form 10-K or incorporated into any of our other filings with the SEC.

We have also posted on our website our (1) Corporate Governance Principles, (2) Code of Conduct, (3) Code of Ethics for Senior Corporate Officers, and (4) Charters for the Audit/Finance Committee, Nominating and Corporate Governance Committee, and Human Resources Committee. Stockholders may also obtain copies of these items at no charge by writing to: Corporate Secretary, Conagra Brands, Inc., 222 Merchandise Mart Plaza, Suite 1300, Chicago, IL, 60654.

ITEM 1A. RISK FACTORS

Our business is subject to various risks and uncertainties. Any of the risks and uncertainties described below could materially adversely affect our business, financial condition, and results of operations and should be considered in evaluating us. Although the risks are organized by headings and each risk is described separately, many of the risks are interrelated. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, performance, or financial condition in the future.

COVID-19 Pandemic Risks

The COVID-19 pandemic could have an adverse impact on our business, financial condition, and results of operations.

Although we have experienced challenges in connection with the COVID-19 pandemic, including temporary closings of production facilities, employee illnesses, increased costs, supply chain interruptions and reduced demand in our Foodservice segment, the pandemic has not to-date had a net negative impact on our liquidity or results of operations. However, the continued spread of COVID-19 could negatively impact our business, financial condition, and results of operations in a number of ways in the future. These impacts could include, but are not limited to:

•	shutdowns or slowdowns of one or more of our production facilities;
•

disruptions in our supply chain and in our ability to obtain ingredients, packaging, and other sourced materials due to labor shortages, governmental restrictions, or the failure of our suppliers, distributors, or manufacturers to meet their obligations to us;

•	continued increases in raw material and commodity costs;
•	the inability of a significant portion of our workforce, including our management team, to work as a result of illness or government restrictions;
•	shifts and volatility in consumer spending and purchasing behaviors; and
•	reduced availability of credit or financing upon acceptable terms or at all.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the emergence and spread of variants, infection rates in areas where we operate, the extent and effectiveness of containment actions, including the continued availability and effectiveness of vaccines in the markets where we operate, and the impact of these and other factors on our employees, customers, suppliers, distributors, and manufacturers. Should these conditions persist for a prolonged period, the COVID-19 pandemic, including any of the above factors and others that are currently unknown, could have a material adverse effect on our business, financial condition, and results of operations. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Item 1A, Risk Factors, any of which could have a material effect on us.

Market Risks

Deterioration of general economic conditions could harm our business and results of operations.

Our business and results of operations have in the past been and may continue to be adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs (including fuel surcharges), the negative impacts caused by pandemics and public health crises (including the COVID-19 pandemic), and the effects of governmental initiatives to manage economic conditions.

Volatility in financial markets and deterioration of national and global economic conditions has impacted and could continue to impact our business and operations in a variety of ways, including as follows:

•

consumers shifting purchases to more generic, lower-priced, or other value offerings, or foregoing certain purchases altogether during economic downturns, which could result in a reduction in sales of higher margin products or a shift in our product mix to lower margin offerings adversely affecting the results of our operations;

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

Credit Risks

Our existing and future debt may limit cash flow available to invest in the ongoing needs of our business and could prevent us from fulfilling our debt obligations or returning cash to stockholders.

As of May 30, 2021, we had total debt of approximately $9.01 billion, including approximately $8.21 billion aggregate principal amount of outstanding senior notes. Our ability to make payments on our debt, fund our other liquidity needs, make planned capital expenditures and return cash to stockholders, will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs, make planned capital expenditures or return cash to stockholders.

Our level of debt could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our debt service obligations;
•	restrict us from making strategic acquisitions or taking advantage of favorable business opportunities;
•	restrict us from repurchasing shares of our common stock;
•	negatively impact our ability to pay a cash dividend at an attractive level;
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

Recently, we have increasingly accessed the commercial paper markets for ongoing funding requirements. A downgrade in our credit ratings would increase our borrowing costs and could affect our ability to issue commercial paper. Additionally, disruptions in the commercial paper market or other effects of volatile economic conditions on the credit markets could also reduce the amount of commercial paper that we could issue and raise our borrowing costs.

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

Competition Risks

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

Commodity Risks

We are subject to increases in the price of raw materials, labor, manufacturing, distribution, and other inputs necessary for the production and distribution of our products, and we may not be able to fully offset this input cost inflation on a timely basis or at all.

Many of the components of our cost of goods sold are subject to price increases that are attributable to factors beyond our control, including but not limited to, changes in crop size, product scarcity, demand dynamics, currency rates, water supply, weather conditions, import and export requirements, and other factors. The cost of raw materials, labor, manufacturing, energy, fuel, packaging materials, and other inputs related to the production and distribution of our products can also increase unexpectedly.

In the latter part of fiscal 2021 and the early part of fiscal 2022, input costs have increased materially and at a rapid rate. We expect the pressures of input cost inflation to continue into fiscal 2022.

The Company uses a variety of strategies to seek to offset this input cost inflation. However, we may not be able to generate sufficient productivity improvements, price increases or commodity hedging benefits to fully offset these costs, or do so on an acceptable timeline. To the extent we are unable to offset present and future input cost increases, our operating results could be materially and adversely affected.

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

Strategic Transaction Risks

We may not realize the benefits that we anticipated from the Pinnacle Foods acquisition.

The benefits that are expected to result from the Pinnacle acquisition will continue to depend, in part, on our ability to realize the anticipated growth opportunities and cost synergies as the result of the acquisition. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of Pinnacle.

In fiscal 2019, we announced a restructuring and integration plan related to the ongoing integration of Pinnacle for the purpose of achieving significant cost synergies (the "Pinnacle Integration Restructuring Plan"). We expect to continue incurring material charges over a multi-year period for exit and disposal activities under U.S. generally accepted accounting principles. We recognized charges of $31.7 million, $73.8 million, and $168.2 million in connection with the Pinnacle Integration Restructuring Plan in fiscal 2021, 2020, and 2019, respectively.

The successful implementation of the Pinnacle Integration Restructuring Plan presents significant organizational design and infrastructure challenges. In many cases, it requires successful negotiations with third parties, including labor organizations, suppliers, business partners, and other stakeholders. In addition, the Pinnacle Integration Restructuring Plan may not advance our business strategy as expected. Events and circumstances, such as financial or strategic difficulties, delays, and unexpected costs may occur that could result in our not realizing all or any of the anticipated benefits or our not realizing the anticipated benefits on our expected timetable. If we are unable to realize the anticipated savings and cost synergies of the Pinnacle Integration Restructuring Plan, our ability to fund other initiatives may be adversely affected. Any failure to implement the Pinnacle Integration Restructuring Plan in accordance with our expectations could adversely affect our financial condition, results of operations, and cash flows.

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

If we are unable to complete acquisitions or integrate acquired businesses, our financial results could be materially and adversely affected.

From time to time, we evaluate acquisition candidates that may strategically fit our business objectives. If we are unable to complete acquisitions or to successfully integrate and develop acquired businesses, our financial results could be materially and adversely affected. Moreover, we may incur asset impairment charges related to acquisitions that reduce our profitability.

Our acquisition activities may present financial, managerial, and operational risks. Those risks include diversion of management attention from existing businesses, difficulties integrating personnel and financial and other systems, effective and immediate implementation of control environment processes across our employee population, adverse effects on existing business relationships with suppliers and customers, inaccurate estimates of fair value made in the accounting for acquisitions and amortization of acquired intangible assets which would reduce future reported earnings, potential loss of customers or key employees of acquired businesses, and indemnities and potential disputes with the sellers. Any of these factors could affect our sales, financial condition, and results of operations.

If we are unable to complete certain divestitures, our financial results could be materially and adversely affected.

From time to time, we may divest businesses that do not meet our strategic objectives or do not meet our growth or profitability targets. We may not be able to complete desired divestitures on terms favorable to us. Gains or losses on the sales of, or lost operating income from, those businesses may affect our profitability and margins. Moreover, we may incur asset impairment charges related to divestitures that reduce our profitability.

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

We may be exposed to claims and liabilities or incur operational difficulties as a result of our spinoff of the Lamb Weston business (the "Spinoff").

The Spinoff involves a number of risks, including, among other things, certain indemnification risks. In connection with the Spinoff, we entered into a separation and distribution agreement and various other agreements (including a transition services agreement, a tax matters agreement, an employee matters agreement, and a trademark license agreement), which we refer to as the Lamb Weston agreements. The Lamb Weston agreements govern the Spinoff and the relationship between the two companies going forward.

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

Operating Risks

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

Maintaining a good reputation is critical to selling our products. Product contamination or tampering, the failure to maintain high standards for product quality, safety, and integrity, including with respect to raw materials and ingredients obtained from suppliers, or allegations of product quality issues, mislabeling, or contamination, even if untrue, may reduce demand for our products or cause production and delivery disruptions. Our reputation could also be adversely impacted by any of the following, or by adverse publicity (whether or not valid) relating thereto: the failure to maintain high ethical, social, and environmental standards for all of our operations and activities; the failure to achieve any stated goals with respect to the nutritional profile of our products; our research and development efforts; or our environmental impact, including use of agricultural materials, packaging, energy use, and waste management. Moreover, the growing use of social and digital media by consumers has greatly increased the speed and extent that information or misinformation and opinions can be shared. Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial information could also hurt our reputation. Damage to our reputation or loss of consumer confidence in our products for any of these or other reasons could result in decreased demand for our products and could have a material adverse effect on our business, financial condition, and results of operations, as well as require additional resources to rebuild our reputation.

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

Customer Risks

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

Trends indicate that people are generally cooking at home more often as a result of the COVID-19 pandemic, and our consumers are repurchasing our products across a number of our leading brands at higher rates. If our products fail to meet changing consumer preferences or habits, or if we fail to introduce new and improved products on a timely basis, then the return on that investment will be less than anticipated and our strategy to grow sales and profits with investments in acquisitions, marketing, and innovation will be less successful. Similarly, demand for our products could be affected by consumer concerns or perceptions regarding the health effects of ingredients such as sodium, trans fats, sugar, processed wheat, or other product ingredients or attributes.

Changes in our relationships with significant customers or suppliers could adversely affect us.

During fiscal 2021, our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 26% of our consolidated net sales. There can be no assurance that Walmart, Inc. and other significant customers will continue to purchase our products in the same quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing. The loss of a significant customer or a material reduction in sales to a significant customer could materially and adversely affect our product sales, financial condition, and results of operations.

The sophistication and buying power of our customers could have a negative impact on profits.

Our customers, such as supermarkets, warehouse clubs, and food distributors, have continued to consolidate, resulting in fewer customers on which we can rely for business. These consolidations, the growth of supercenters, and the growth of e-commerce customers have produced large, sophisticated customers with increased buying power and negotiating strength who are more capable of resisting price increases and who can demand lower pricing, increased promotional programs, or specialty tailored products. In addition, larger retailers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own retailer brands. These customers may also in the future use more of their shelf space, currently used for our products, for their store brand products. We continue to implement initiatives to counteract these pressures. However, if the larger size of these customers results in additional negotiating strength and/or increased private label or store brand competition, our profitability could decline.

Consolidation also increases the risk that adverse changes in our customers' business operations or financial performance will have a corresponding material adverse effect on us. For example, if our customers cannot access sufficient funds or financing, then they may delay, decrease, or cancel purchases of our products, or delay or fail to pay us for previous purchases.

Third-Party Partner Risks

Disruption of our supply chain could have an adverse impact on our business, financial condition, and results of operations.

Our ability to make, move, and sell our products is critical to our success. Damage or disruption to our supply chain, including third-party manufacturing or transportation and distribution capabilities, due to weather, including any potential effects of climate change, natural disaster, fire or explosion, terrorism, pandemics (such as the COVID-19 pandemic), strikes, government action, or other reasons beyond our control or the control of our suppliers and business partners, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single supplier or location, could adversely affect our business or financial results. In addition, disputes with significant suppliers, including disputes regarding pricing or performance, could adversely affect our ability to supply products to our customers and could materially and adversely affect our product sales, financial condition, and results of operations.

In particular, we continue to monitor the COVID-19 pandemic and its potential impact on our supply chain and our consolidated results of operations. Although our products are manufactured in North America and we source the significant majority of our ingredients and raw materials from North America, due to restrictions resulting from the COVID-19 pandemic, global supply may become constrained, which may cause the price of certain ingredients and raw materials used in our products to increase and/or we may experience disruptions to our operations.

The termination or expiration of current co-manufacturing arrangements could reduce our sales volume and adversely affect our results of operations.

Our businesses periodically enter into co-manufacturing arrangements with manufacturers of products. The terms of these agreements vary. Although many agreements are for a relatively short period of time, some of the co-manufacturing agreements are for extended periods. Volumes produced under each of these agreements can fluctuate significantly based upon the product's life cycle, product promotions, alternative production capacity, and other factors, none of which are under our direct control. Our future ability to enter into co-manufacturing arrangements is not guaranteed, and a decrease in current co-manufacturing levels could have a significant negative impact on sales volume.

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

If any of our third-party service providers experience a cyber breach or system failure, their businesses could be negatively impacted, and it may result in disruption to our end-to-end supply chain or affect our ability to fulfill customer orders, both of which could have a material adverse effect on our business. If our third-party service providers do not respond or perform effectively in connection with a cyber breach or system failure, our business may be impacted. In addition, if we transition functions to one or more new, or among existing, external service providers, we may experience challenges that could have a material adverse effect on our results of operations or financial condition.

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

Legal, Regulatory, and Environmental Risks

If we fail to comply with the many laws applicable to our business, we may face lawsuits or incur significant fines and penalties. In addition, changes in such laws may lead to increased costs.

Our business is subject to a variety of governmental laws and regulations, including food and drug laws, environmental laws, laws related to advertising and marketing practices, accounting standards, taxation requirements, competition laws, employment laws, data privacy laws, and anti-corruption laws, among others, in and outside of the United States. Our operations are subject to various laws and regulations administered by federal, state, local and foreign government agencies, including, but not limited to, the United States Department of Agriculture, the Federal Food and Drug Administration, the Occupational Safety and Health Administration, the Environmental Protection Agency, and the Department of Labor. In particular, the processing, packaging, transportation, storage, distribution, advertising, labeling, quality, and safety of food products, the health and safety of our employees, and the protection of the environment are each subject to governmental regulation. Additionally, we are subject to data privacy and security regulations, tax and securities regulations, accounting and reporting standards, and other financial laws and regulations. Our failure to comply with applicable laws and regulations could subject us to lawsuits, administrative penalties, and civil remedies, including fines, injunctions, and recalls of our products. In addition, changes in applicable laws and regulations, including changes in taxation requirements and new or increased tariffs on products imported from certain countries, may lead to increased costs and could negatively affect our business, financial condition, and results of operations.

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

There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as wheat, tomatoes, and a wide array of vegetables. Adverse weather conditions and natural disasters can reduce crop size and crop quality, which in turn could reduce our supplies of raw materials, lower recoveries of usable raw materials, increase the prices of our raw materials, increase our cost of transporting and storing raw materials, or disrupt our production schedules.

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

Cybersecurity and Information Technology Risks

Our business operations could be disrupted if our information technology systems fail to perform adequately.

We rely on information technology networks and systems, including the Internet, to process, transmit, and store information, to manage and support a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. Our information technology systems, some of which are dependent on services provided by third parties, may be vulnerable to damage, interruption, or shutdown due to any number of causes outside of our control such as catastrophic events, natural disasters, fires, power outages, systems failures, telecommunications failures, employee error or malfeasance, security breaches, computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, hacking, and other cyberattacks. While we have experienced threats to our data and systems, to date, we are not aware that we have experienced a material breach. Cyberattacks are occurring more frequently, are constantly evolving in nature and are becoming more sophisticated. We may incur significant costs in protecting against or remediating cyberattacks or other cyber incidents.

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

Employee Risks

We rely on our management team and other key personnel.

We depend on the skills, working relationships, and continued services of key personnel, including our experienced management team. In addition, our ability to achieve our operating goals depends on our ability to identify, hire, train, and retain qualified individuals. If key employees terminate their employment, including by becoming ill as a result of the COVID-19 pandemic, our business activities may be adversely affected. Our business activities may also be adversely affected if we are unable to locate suitable replacements for any key employees who leave, or offer employment to potential replacements on reasonable terms.

We compete with other companies both within and outside of our industry for talented personnel. If we do not successfully compete for the best talent, our business activities may be adversely affected.

Our results could be adversely impacted as a result of increased pension, labor, and people-related expenses.

Our labor costs include wages and the cost of providing employee benefits including pension, health and welfare, and severance benefits. The annual cost of providing these benefits varies as a result of factors such as the availability of skilled labor, the costs of health care, and the outcome of collectively bargained wage and benefit agreements. In addition, changes in interest rates, mortality rates, health care costs, early retirement rates, investment returns, and the market value of plan assets can affect the funded status of our defined benefit plans and cause volatility in the future funding requirements of the plans. A significant increase in our wage and benefit costs, pension obligations, or future funding requirements could have a negative impact on our results of operations and cash flows from operations.

Goodwill or Other Intangible Assets Risks

Impairment in the carrying value of goodwill or other intangibles could result in the incurrence of impairment charges and negatively impact our net worth.

As of May 30, 2021, we had goodwill of $11.37 billion and other intangibles of $4.16 billion. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of other intangibles represents the fair value of trademarks, customer relationships, and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as the inability to quickly replace lost co-manufacturing business, increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry EBITDA (earnings before interest, taxes, depreciation and amortization) multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.), or the bankruptcy of a significant customer. Any impairment to goodwill or other intangible assets could negatively impact our net worth.

Intellectual Property Risks

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

Certain of our intellectual property rights, including the P.F. Chang's®, Bertolli®, and Libby's® trademarks, are owned by third parties and licensed to us, and others, such as Alexia®, are owned by us and licensed to third parties. While many of these licensing arrangements are perpetual in nature, others must be periodically renegotiated or renewed pursuant to their terms. If in the future we are unable to renew such a licensing arrangement pursuant to its terms and conditions, or if we fail to renegotiate such a licensing arrangement, then our financial results could be materially and adversely affected.

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

As of July 23, 2021, we had forty-one domestic manufacturing facilities located in Arkansas, California, Colorado, Illinois, Indiana, Iowa, Kentucky, Maryland, Michigan, Minnesota, Missouri, Nebraska, Nevada, Ohio, Pennsylvania, Tennessee, Washington, and Wisconsin. We also have international manufacturing facilities in Canada and Mexico, and interests in the ownership of international manufacturing facilities in India, Bangladesh, Sri Lanka, and Mexico.

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

ITEM 3. LEGAL PROCEEDINGS

For information on legal proceedings, please refer to Note 16 “Contingencies,” to the Consolidated Financial Statements contained in this report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange, where it trades under the ticker symbol: CAG. At June 27, 2021, there were approximately 14,163 stockholders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No shares of common stock were purchased during the fourth quarter of fiscal 2021.

ITEM 6. [RESERVED]

The Company has elected to early adopt the amendment to Item 301 of Regulation S-K and is no longer required to provide five years of selected financial data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a summary of significant factors relevant to our financial performance and condition. The discussion and analysis should be read together with our consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data. Results for the fiscal year ended May 30, 2021 are not necessarily indicative of results that may be attained in the future.

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

Readers of this report should understand that these forward-looking statements are not guarantees of performance or results. Forward-looking statements provide our current expectations and beliefs concerning future events and are subject to risks, uncertainties, and factors relating to our business and operations, all of which are difficult to predict and could cause our actual results to differ materially from the expectations expressed in or implied by such forward-looking statements. These risks, uncertainties, and factors include, among other things: the risk that the cost savings and any other synergies from the acquisition of Pinnacle Foods Inc. (the "Pinnacle acquisition") may not be fully realized or may take longer to realize than expected; the risk that the Pinnacle acquisition may not be accretive within the expected timeframe or to the extent anticipated; the risks that the Pinnacle acquisition and related integration will create disruption to the Company and its management and impede the achievement of business plans; risks related to our ability to achieve the intended benefits of other recent acquisitions and divestitures; risks associated with general economic and industry conditions; risks associated with our ability to successfully execute our long-term value creation strategies; risks related to our ability to deleverage on currently anticipated timelines, and to continue to access capital on acceptable terms or at all; risks related to our ability to execute operating and restructuring plans and achieve targeted operating efficiencies from cost-saving initiatives and to benefit from trade optimization programs; risks related to the effectiveness of our hedging activities and ability to respond to volatility in commodities; risks related to the Company's competitive environment and related market conditions; risks related to our ability to respond to changing consumer preferences and the success of our innovation and marketing investments; risks related to the ultimate impact of any product recalls and litigation, including litigation related to the lead paint and pigment matters, as well as any securities litigation, including securities class action lawsuits; risk associated with actions of governments and regulatory bodies that affect our businesses, including the ultimate impact of new or revised regulations or interpretations; risks related to the impact of the COVID-19 pandemic on our business, suppliers, consumers, customers, and employees; risks related to our forecasts of consumer eat-at-home habits as the impacts of the COVID-19 pandemic abate; risks related to the availability and prices of supply chain resources, including raw materials, packaging and transportation, including any negative effects caused by changes in inflation rates, weather conditions, or health pandemics; disruptions or inefficiencies in our supply chain and/or operations, including from the COVID-19 pandemic; risks associated with actions by our customers, including changes in distribution and purchasing terms; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges; risks related to a material failure in or breach of our or our vendors' information technology systems; the amount and timing of future dividends, which remain subject to Board approval and depend on market and other conditions; and other risks described in our reports filed from time to time with the SEC. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility to update these statements, except as required by law.

The discussion that follows should be read together with the consolidated financial statements and related notes contained in this report. Results for fiscal 2021 are not necessarily indicative of results that may be attained in the future.

EXECUTIVE OVERVIEW

Conagra Brands, headquartered in Chicago, is one of North America's leading branded food companies. Guided by an entrepreneurial spirit, the Company combines a rich heritage of making great food with a sharpened focus on innovation. The Company's portfolio is evolving to satisfy people's changing food preferences. Its iconic brands such as Birds Eye®, Duncan Hines®, Healthy Choice®, Marie Callender's®, Reddi-wip®, and Slim Jim®, as well as emerging brands, including Angie's® BOOMCHICKAPOP®, Duke's®, Earth Balance®, Gardein®, and Frontera®, offer choices for every occasion.

Fiscal 2021 Results

Fiscal 2021 performance compared to fiscal 2020 reflected an increase in net sales, with organic (excludes the impacts of foreign exchange, divested businesses, as well as the impact of the 53rd week on fiscal 2020) increases in all of our operating segments with the exception of our Foodservice segment, in each case compared to fiscal 2020. Organic net sales for our retail segments (inclusive of Grocery & Snacks, Refrigerated & Frozen, and International) were positively impacted by the increase in at-home food consumption as a result of the COVID-19 pandemic, with sales declines in our Foodservice segment due to lower traffic in away-from-home food outlets.

Overall gross margin increased due to increased net sales, supply chain realized productivity, cost synergies associated with the Pinnacle acquisition, favorable margin mix, and fixed cost leverage. These benefits were partially offset by higher input cost inflation, higher transportation costs, lost profits due to divested businesses, COVID-19 related expenses, and the exclusion of the 53rd week in fiscal 2020. Overall segment operating profit increased in all of our operating segments with the exception of our Foodservice segment. Corporate expenses were relatively flat year-over-year, but included various items impacting comparability as discussed below. We experienced an increase in equity method investment earnings, a decrease in interest expense, and a decrease in income tax expense, in each case compared to fiscal 2020.

Diluted earnings per share in fiscal 2021 were $2.66. Diluted earnings per share in fiscal 2020 were $1.72. Diluted earnings per share were affected by higher net income as well as several significant items affecting the comparability of year-over-year results of continuing operations (see "Items Impacting Comparability" below).

In the fourth quarter fiscal 2021, we experienced higher than expected input cost inflation, including higher transportation and supply chain costs, that negatively impacted gross margins. We expect input cost inflation to be materially higher in fiscal 2022. Supply chain realized productivity and pricing actions will mitigate some of the inflationary pressures, but we do not expect such benefits to occur in time to fully offset the incremental costs in fiscal 2022. As our estimates of inflation for fiscal 2022 continue to change, it is impractical to quantify the impact at this time.

Items Impacting Comparability

Items of note impacting comparability of results for continuing operations for fiscal 2021 included the following:

•

a non-cash income tax benefit of $115.6 million associated with a restructuring of our ownership interest in the Ardent Mills joint venture, which primarily relates to a release of a valuation allowance due to the generation of capital gains,

•	charges totaling $90.9 million ($69.9 million after-tax) related to the impairment of intangible assets,
•	charges totaling $77.9 million ($58.3 million after-tax) in connection with our restructuring plans,
•	charges totaling $68.7 million ($51.5 million after-tax) related to the early extinguishment of debt,
•	a gain of $65.5 million ($34.5 million after-tax) associated with the divestiture of certain businesses,
•	an income tax benefit of $37.0 million related to a release of valuation allowance associated with the divestiture of certain businesses,
•	an income tax benefit of $7.6 million related to certain final tax regulations on prior year federal tax matters,
•

consulting expenses totaling $7.2 million ($5.4 million after-tax) primarily associated with securing tax benefits for a new production facility (the associated tax benefits will be recognized in future periods),

•	a loss of $7.1 million ($5.3 million after-tax) related to the early exit of an unfavorable contract associated with a recent divestiture, and
•	charges totaling $5.7 million ($4.3 million after-tax) associated with costs incurred for acquisitions and divestitures.

Items of note impacting comparability of results from continuing operations for fiscal 2020 included the following:

•	charges totaling $165.5 million ($127.0 million after-tax) related to the impairment of intangible assets,

•	charges totaling $139.5 million ($106.8 million after-tax) in connection with our restructuring plans,
•	charges totaling $59.0 million ($55.0 million after-tax) related to the impairment of businesses held for sale,
•	an income tax benefit of $51.2 million associated primarily related to the reorganization of various legacy Pinnacle legal entities and state tax planning strategies,
•	charges totaling $42.9 million ($32.1 million after-tax) related to pension plan lump-sum settlements and a remeasurement of our hourly and non-qualified pension plan liability,
•	a gain of $11.9 million ($8.9 million after-tax) related to a contract settlement,
•	charges totaling $10.1 million ($7.6 million after-tax) related to legal and environmental matters, and
•	charges totaling $5.3 million ($3.9 million after-tax) associated with costs incurred for acquisitions and divestitures.

In addition, fiscal 2020 earnings per share benefited by approximately $0.05 as a result of the fiscal year including 53 weeks.

Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions are discussed in the segment review below.

Divestitures

During the fourth quarter of fiscal 2021, we completed the sale of our Egg Beaters® business for net proceeds of $50.6 million, subject to final working capital adjustments. The results of operations of the divested Egg Beaters® business were primarily included in our Refrigerated & Frozen segment, and to a lesser extent within our International and Foodservice segments, for the periods preceding the completion of the transaction.

During the third quarter of fiscal 2021, we completed the sale of our Peter Pan® peanut butter business for net proceeds of $101.5 million, including working capital adjustments but subject to final adjustments for certain tax benefits. The results of operations of the divested Peter Pan® peanut butter business were primarily included in our Grocery & Snacks segment, and to a lesser extent within our International and Foodservice segments, for the periods preceding the completion of the transaction.

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

During the second quarter of fiscal 2020, we completed the sale of our Direct Store Delivery ("DSD") snacks business, for net proceeds of $137.5 million, including working capital adjustments. The results of operations of the divested DSD snacks business were included in our Grocery & Snacks segment for the periods preceding the completion of the transaction.

Restructuring Plans

In December 2018, our Board approved a restructuring and integration plan related to the ongoing integration of the operations of Pinnacle, which we acquired in October 2018 (the "Pinnacle Integration Restructuring Plan"), for the purpose of achieving significant cost synergies between the companies, as a result of which we expect to incur material charges for exit and disposal activities under U.S. generally accepted accounting principles ("U.S. GAAP"). We expect to incur approximately $358.0 million of charges ($283.5 million of cash charges and $74.5 million of non-cash charges) for actions identified to date under the Pinnacle Integration Restructuring Plan. The Board and/or our senior management have authorized incurrence of these charges. We recognized charges of $31.7 million, $73.8 million, and $168.2 million in connection with the Pinnacle Integration Restructuring Plan in fiscal 2021, 2020, and 2019, respectively. We expect to incur costs related to the Pinnacle Integration Restructuring Plan over a multi-year period.

In fiscal 2019, senior management initiated a restructuring plan (the "Conagra Restructuring Plan") for costs incurred in connection with actions taken to improve selling, general and administrative ("SG&A") expense effectiveness and efficiencies and to optimize our supply chain network. Although we remain unable to make good faith estimates relating to the entire Conagra Restructuring Plan, we are reporting on actions initiated through the end of fiscal 2021, including the estimated amounts or range of amounts for each major type of cost expected to be incurred, and the charges that have resulted or will result in cash outflows. As of May 30, 2021, we had approved the incurrence of $172.2 million ($45.4 million of cash charges and $126.8 million of non-

cash charges) for several projects associated with the Conagra Restructuring Plan. We have incurred or expect to incur $157.3 million of charges ($36.9 million of cash charges and $120.4 million of non-cash charges) for actions identified to date under the Conagra Restructuring Plan. We recognized charges of $46.2 million, $64.4 million, and $2.2 million in connection with the Conagra Restructuring Plan in fiscal 2021, 2020, and 2019, respectively. We expect to incur costs related to the Conagra Restructuring Plan over a multi-year period.

COVID-19 Pandemic

We have continued to monitor the impact of the COVID-19 pandemic on all aspects of our business. Throughout fiscal 2021, we experienced higher net sales for our products in both of our Grocery & Snacks and Refrigerated & Frozen segments until the fourth quarter of fiscal 2021, as we began to lap the initial surge in demand at the beginning of the pandemic. We have also experienced reduced demand for our foodservice products across all of our major markets as consumer traffic in away-from-home food outlets decreased as a result of the COVID-19 pandemic. However, as states have reopened their economies during 2021, our foodservice net sales have improved compared to the initial months of the pandemic.

As we progress through fiscal 2022, we generally expect retail demand levels to remain elevated versus pre-pandemic levels and we expect foodservice demand levels to return to more historical norms. However, there still remains uncertainty with the pandemic and such trends ultimately depend on the length and severity of the pandemic, inclusive of the introduction of new strains of the virus; the federal, state, and local government actions taken in response; continued vaccine availability and effectiveness; and the macroeconomic environment. In fiscal 2022, we also expect to see inflationary headwinds but anticipate that they will be partially mitigated by supply chain realized productivity and price increases that began to be introduced at the end of fiscal 2021. We also expect a decrease in costs related to the COVID-19 pandemic and a decrease in supply chain costs as we continue to recover our supply and service levels. We will continue to evaluate the extent to which the COVID-19 pandemic will impact our business, consolidated results of operations, and financial condition.

During fiscal 2021, our operating margins benefitted from fixed cost leverage, reduced travel expenses, and lower trade promotional activity on certain brands. That benefit was partially offset by several factors including higher transportation and warehousing costs, employee safety and sanitation costs, and employee compensation costs, which combined accounted for an estimated $143 million of additional incremental costs in fiscal 2021. Similar incremental costs starting in the fourth quarter of fiscal 2020 were estimated to be approximately $40 million. While we expect these incremental costs to decrease in fiscal 2022, the timing and amount of such decrease is dependent upon the ultimate length and severity of the pandemic as outlined above.

Beginning in February 2020 and over the course of the COVID-19 pandemic, we created COVID-19 pandemic, Return to Office, and Vaccine Preparedness teams, in order to review and assess the evolving COVID-19 pandemic, and to recommend risk mitigation actions for the health and safety of our employees. In order to enhance the safety of our employees during the COVID-19 pandemic, these teams have recommended and implemented various measures, including the installation of physical barriers between employees in production facilities, cleaning and sanitation protocols for both production and office spaces, execution of a phased return to office approach to enable in-person work for corporate personnel, implementation of work-from-home initiatives for certain office personnel, and increased access to vaccines for production facilities and corporate locations. The implementation of such safety measures has not resulted in any meaningful change to our financial control environment.

All of our production facilities remain open and there has been minimal disruption to our supply chain network to date, including with respect to the supply of our ingredients, packaging, or other sourced materials. However, we cannot predict the ultimate COVID-19 impact on our suppliers, distributors, and manufacturers.

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

Presentation of Derivative Gains (Losses) from Economic Hedges of Forecasted Cash Flows in Segment Results

Derivatives used to manage commodity price risk and foreign currency risk are not designated for hedge accounting treatment. We believe these derivatives provide economic hedges of certain forecasted transactions. As such, these derivatives are generally recognized at fair market value with realized and unrealized gains and losses recognized in general corporate expenses. The gains and losses are subsequently recognized in the operating results of the reporting segments in the period in which the underlying transaction being economically hedged is included in earnings. In the event that management determines a particular derivative entered into as an economic hedge of a forecasted commodity purchase has ceased to function as an economic hedge, we cease recognizing further gains and losses on such derivatives in corporate expense and begin recognizing such gains and losses within segment operating results, immediately. See Note 20 "Business Segments and Related Information", to the Consolidated Financial Statements contained in this report for further discussion.

Presentation of Information

Below is a detailed discussion and comparison of our results of operations for the fiscal years ended May 30, 2021 and May 31, 2020. For a discussion of changes from the fiscal year ended May 26, 2019 to the fiscal year ended May 31, 2020, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended May 31, 2020 (filed July 24, 2020).

Fiscal 2021 compared to Fiscal 2020

Net Sales

($ in millions) Reporting Segment	Fiscal 2021 Net Sales	Fiscal 2020 Net Sales	% Inc (Dec)
Grocery & Snacks	$4,637.5	$4,617.1	0%
Refrigerated & Frozen	4,774.6	4,559.6	5%
International	938.6	925.3	1%
Foodservice	834.0	952.4	(12)%
Total	$11,184.7	$11,054.4	1%

Grocery & Snacks net sales for fiscal 2021 included an increase in volumes of 4%, excluding the impact of divestitures and the 53rd week in fiscal 2020, compared to the prior-year period. This result reflected an increase across multiple categories due to increased at-home eating and some replenishment of customer inventory levels that had been depleted in connection with the COVID-19 pandemic. Price/mix increased 2%, excluding the impact of divestitures, compared to the prior-year period due to favorable product mix, lower promotional trade activity, and the favorable impact of a $7.4 million change in estimate associated with our fiscal 2020 fourth quarter trade accrual. The inclusion of an additional week of results in fiscal 2020 accounted for an incremental 2% of net sales in the prior-year period. Fiscal 2021 and 2020 included $34.7 million and $113.9 million, respectively, of net sales related to our Peter Pan® peanut butter business, which was sold in the third quarter of fiscal 2021. Fiscal 2021 and 2020 included $3.6 million and $8.0 million, respectively, of net sales related to our H.K. Anderson® business, which was sold in the second quarter of fiscal 2021. Fiscal 2020 included $23.1 million of net sales related to our private label peanut butter business, which we exited in the third quarter of fiscal 2020. Fiscal 2020 also included $46.1 million of net sales related to our DSD snacks business, which was sold in the second quarter of fiscal 2020.

Refrigerated & Frozen net sales for fiscal 2021 included an increase in volumes of 4%, excluding the impact of divestitures and the 53rd week in fiscal 2020, compared to fiscal 2020. The increase in sales volumes was a result of increased at-home eating and some replenishment of customer inventory levels that had been depleted in connection with the COVID-19 pandemic. Price/mix increased 4% for fiscal 2021, excluding the impact of divestitures, compared to fiscal 2020 due to favorable mix, lower promotional trade activity, favorable pricing, and the favorable impact of a $7.4 million change in estimate associated with our fiscal 2020 fourth quarter trade accrual. The inclusion of an additional week of results in fiscal 2020 accounted for an incremental 2% of net sales in the prior-year period. Fiscal 2021 and 2020 included $40.8 million and $41.0 million, respectively, of net sales related to our Egg Beaters® business, which was sold in the fourth quarter of fiscal 2021. Fiscal 2020 included $23.2 million of net sales related to our Lender's® bagel business, which was sold in the third quarter of fiscal 2020.

International net sales for fiscal 2021 included an increase in price/mix of 4% compared to fiscal 2020 due to lower promotional trade activity, inflation-justified pricing, favorable mix, and the favorable impact of a $2.8 million change in estimate associated with our fiscal 2020 fourth quarter trade accrual. Volumes, excluding the impact of divestitures and the 53rd week in fiscal 2020, were flat when compared to the prior-year period. The inclusion of an additional week of results in fiscal 2020 accounted for an incremental 2% of net sales in the prior-year period. Fiscal 2021 and 2020 included $1.4 million and $5.2 million, respectively, of net sales related to our Peter Pan® peanut butter business.

Foodservice net sales for fiscal 2021 included a decrease in volumes of 13%, excluding the impact of divestitures and the 53rd week in fiscal 2020, compared to the prior-year period. The decline in volume reflected lower traffic in away-from-home food outlets as a result of the COVID-19 pandemic. Price/mix, excluding the impact of divestitures, increased 3% in fiscal 2021 compared to fiscal 2020, reflecting inflation-related pricing and lower trade activity. The inclusion of an additional week of results in fiscal 2020 accounted for an incremental 1% of net sales in the prior-year period. Fiscal 2021 and 2020 included $1.0 million and $3.4 million, respectively, of net sales related to our Peter Pan® peanut butter business. Fiscal 2021 and 2020 included $0.6 million and $2.4 million, respectively, of net sales related to our H.K. Anderson® business. Fiscal 2020 included $6.6 million and $4.6 million of net sales related to our Lender's® bagel and private label peanut butter businesses, respectively.

SG&A Expenses (Includes general corporate expenses)

SG&A expenses totaled $1.40 billion for fiscal 2021, a decrease of $219.5 million compared to fiscal 2020. SG&A expenses for fiscal 2021 reflected the following:

Items impacting comparability of earnings

•	expenses of $90.9 million related to the impairment of certain brand intangible assets,
•	expenses of $68.7 million associated with the early extinguishment of debt,
•	gains totaling $65.5 million related to divestitures of certain businesses,
•	expenses of $40.8 million in connection with our restructuring plans,
•	consulting expenses of $7.2 million primarily associated with securing tax benefits for a new production facility (the associated tax benefits will be recognized in future periods),
•	a loss of $7.1 million related to the early exit of an unfavorable contract associated with a recent divestiture,
•	expenses of $5.7 million associated with costs incurred for acquisitions and divestitures, and
•	a net expense of $2.6 million related to a previous legal matter.

Other changes in expenses compared to fiscal 2020

•	an increase in advertising and promotion expense of $27.3 million driven by higher eCommerce investments,
•	a decrease in salary, wage, and fringe benefit expense of $17.3 million, largely due to achieved synergies from the Pinnacle acquisition and lower employer-related 401(k) costs,
•	a decrease in incentive compensation expense of $15.3 million, due to further exceeding certain performance targets in the prior year period,
•	a decrease in travel and entertainment expense of $14.4 million, in part due to reduced travel from the COVID-19 pandemic,
•	an increase in share-based payment and deferred compensation expense of $12.7 million, due to an increase in stock price and exceeding certain performance targets,

•	an increase of $9.9 million in foreign currency transaction gains, primarily due to the strengthening of the Canadian dollar,
•	a decrease in depreciation expense of $5.4 million,
•	a decrease in royalty expense of $5.3 million, in part due to the expiration of a royalty agreement, and
•	a decrease in lease expense of $4.0 million.

SG&A expenses for fiscal 2020 included the following items impacting the comparability of earnings:

•	expenses of $165.5 million related to the impairment of certain brand intangible assets,
•	expenses of $105.7 million in connection with our restructuring plans,
•	expense of $59.0 million related to the impairment of businesses held for sale,
•	a benefit of $11.9 million related to a contract settlement,
•	charges totaling $10.1 million related to legal and environmental matters,
•	expenses of $5.3 million associated with costs incurred for acquisitions and divestitures, and
•	a net loss of $1.7 million related to divestitures of businesses.

Segment Operating Profit (Earnings before general corporate expenses, pension and postretirement non-service income, interest expense, net, income taxes, and equity method investment earnings)

($ in millions) Reporting Segment	Fiscal 2021 Operating Profit	Fiscal 2020 Operating Profit	% Inc (Dec)
Grocery & Snacks	$1,093.8	$915.2	20%
Refrigerated & Frozen	836.5	702.2	19%
International	131.8	100.6	31%
Foodservice	78.9	97.6	(19)%

Grocery & Snacks operating profit for fiscal 2021 reflected an increase in gross profits of $34.3 million compared to fiscal 2020. The higher gross profit was driven by the net sales growth discussed above, the benefits of supply chain realized productivity, favorable margin mix, fixed cost leverage, and cost synergies associated with the Pinnacle acquisition, partially offset by the impact of the 53rd week of our prior fiscal year, the impacts of input cost inflation, higher transportation costs, a reduction in profit associated with the divestiture of our HK Anderson® and Peter Pan® peanut butter businesses and the exit of our private label peanut butter business, and pandemic-related costs. Pandemic-related costs included investments in employee safety protocols, bonuses paid to supply chain employees, and costs necessary to meet elevated levels of demand. Operating profit of the Grocery & Snacks segment was impacted by expense of $27.8 million and $58.4 million related to our restructuring plans in fiscal 2021 and 2020, respectively. Fiscal 2021 and 2020 included certain brand intangible impairment charges of $13.0 million and $46.4 million, respectively. Fiscal 2021 included gains totaling $55.1 million related to the divestitures of certain businesses. Fiscal 2020 also included a charge of $31.4 million related to the impairment of a business held for sale, a benefit of $11.9 million related to a contract settlement, and costs of $3.0 million related to divestitures.

Refrigerated & Frozen operating profit for fiscal 2021 reflected an increase in gross profits of $61.9 million compared to fiscal 2020 due to the net sales growth discussed above, the benefits of supply chain realized productivity, favorable margin mix, cost synergies associated with the Pinnacle acquisition, and fixed cost leverage, partially offset by the impact of the 53rd week of our prior fiscal year, the impacts of input cost inflation, higher transportation costs, a reduction in profit associated with the divestiture of our Lender's® bagel business, and pandemic-related costs. Operating profit of the Refrigerated & Frozen segment was impacted by charges of $76.9 million and $110.8 million related to the impairment of certain brand intangible assets during fiscal 2021 and 2020, respectively. Fiscal 2021 and 2020 included $26.8 million and $15.8 million, respectively, of charges related to our restructuring plans. Fiscal 2021 also included a gain of $10.4 million related to the divestiture of our Egg Beater's® business, reduced by a loss of $7.1 million related to the early exit of an unfavorable contract associated with the divestiture. In addition, operating profit of the Refrigerated & Frozen segment included $27.6 million related to the impairment of a business held for sale in fiscal 2020. Advertising and promotion expenses for fiscal 2021 increased by $23.8 million compared to fiscal 2020.

International operating profit for fiscal 2021 reflected an increase in gross profits of $18.3 million compared to fiscal 2020 due to the net sales growth discussed above, the benefits of supply chain realized productivity, fixed cost leverage, and favorable product mix, partially offset by the impact of the 53rd week of our prior fiscal year, the impacts of input cost inflation, higher transportation costs, and a reduction in profit associated with the divestiture of our Peter Pan® peanut butter business. International gross profits also reflected a decrease of $5.8 million due to foreign exchange rates compared to the prior-year period. Operating profit of the International segment was impacted by charges of $1.0 million and $8.3 million related to the impairment of certain brand intangible assets during fiscal 2021 and 2020, respectively.

Foodservice operating profit for fiscal 2021 reflected a decrease in gross profits of $26.0 million compared to fiscal 2020, reflecting lower traffic in away-from-home food outlets due to the COVID-19 pandemic, input cost inflation, the impact of the 53rd week of our prior fiscal year, pandemic-related costs, and a reduction in profit associated with the divestitures of our Lender's® bagel, H.K. Anderson®, and Peter Pan® peanut butter businesses and the exit of our private label peanut butter business, partially offset by supply chain realized productivity and fixed cost leverage.

Pension and Postretirement Non-service Income

In fiscal 2021, pension and postretirement non-service income was $54.5 million, an increase of $44.6 million compared to fiscal 2020. The increase was driven by a charge of $44.8 million in fiscal 2020 compared to a charge of $0.8 million in fiscal 2021 related to the year-end write-off of actuarial losses in excess of 10% of our pension liability. The increase in losses outside of the 10% corridor in the prior year was driven by a reduction of the discount rate used to remeasure the pension obligations to present value and a reduction in asset values for certain plan assets.

Interest Expense, Net

In fiscal 2021, net interest expense was $420.4 million, a decrease of $66.7 million, or 14%, from fiscal 2020. The decrease was driven by an overall reduction of our debt balances. See Note 4, "Long-Term Debt", to the Consolidated Financial Statements contained in this report for further discussion.

Income Taxes

Our income tax expense was $193.8 million and $201.3 million in fiscal 2021 and 2020, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 13% and 19% for fiscal 2021 and 2020, respectively. See Note 14, "Pre-Tax Income and Income Taxes", to the Consolidated Financial Statements contained in this report for a discussion on the change in effective tax rates.

In fiscal 2021, we completed a restructuring of our ownership interest in Ardent Mills that utilized a portion of our capital loss carryforward prior to its expiration. Also in fiscal 2021, we completed several other transactions related to retained assets in conjunction with the divestitures of the Peter Pan® peanut butter and Egg Beaters® businesses that we believe will utilize a portion of the remaining capital loss carryforward. These transactions are subject to certain elections and are currently under review by the Internal Revenue Service. We believe they may result in increases to the tax basis in those assets and if successful would result in tax benefits being realized in future periods.

We expect our effective tax rate in fiscal 2022, exclusive of any unusual transactions or tax events, to be approximately 23%-24%.

Equity Method Investment Earnings

We include our share of the earnings of certain affiliates based on our economic ownership interest in the affiliates. Our most significant affiliate is the Ardent Mills joint venture. Our share of earnings from our equity method investment earnings were $84.4 million and $73.2 million for fiscal 2021 and 2020, respectively. Results for fiscal 2020 included a gain of $4.1 million from the sale of assets by the Ardent Mills joint venture. Ardent Mills earnings for fiscal 2021 reflected favorable market conditions.

Earnings Per Share

Diluted earnings per share in fiscal 2021 and 2020 were $2.66 and $1.72, respectively. The increase in diluted earnings per share reflected higher net income. In addition, see "Items Impacting Comparability" above as several significant items affected the comparability of year-over-year results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Capital

The primary objective of our financing strategy is to maintain a prudent capital structure that provides us flexibility to pursue our growth objectives. We use a combination of equity and short and long-term debt. We use short-term debt principally to finance ongoing operations, including our seasonal requirements for working capital (accounts receivable, prepaid expenses and other current assets, and inventories, less accounts payable, accrued payroll, and other accrued liabilities). We are committed to maintaining solid investment grade credit ratings.

Management believes that existing cash balances, cash flows from operations, existing credit facilities, our commercial paper program, and access to capital markets will provide sufficient liquidity to meet our debt obligations, including any repayment of debt or refinancing of debt, working capital needs, planned capital expenditures, and payment of anticipated quarterly dividends for at least the next twelve months.

Borrowing Facilities and Long-Term Debt

At May 30, 2021, we had a revolving credit facility (the "Revolving Credit Facility") with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $1.6 billion (subject to increase to a maximum aggregate principal amount of $2.1 billion with the consent of the lenders). The Revolving Credit Facility matures on July 11, 2024 and is unsecured. The term of the Revolving Credit Facility may be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. We have historically used a credit facility principally as a back-up for our commercial paper program. As of May 30, 2021, there were no outstanding borrowings under the Revolving Credit Facility.

We had $705.7 million outstanding under our commercial paper program as of May 30, 2021, and no amounts outstanding as of May 31, 2020. The highest level of borrowings during fiscal 2021 was $1.05 billion.

During the fourth quarter of fiscal 2021, we repaid the remaining outstanding $195.9 million aggregate principal amount of our 9.75% subordinated notes on their maturity date of March 1, 2021. The repayment was primarily funded by the issuance of commercial paper.

A summary of our long-term debt balances as of May 30, 2021 can be found in Note 4, "Long-Term Debt", to the Consolidated Financial Statements contained in this report. The weighted-average coupon interest rate of the long-term debt obligations outstanding as of May 30, 2021, was approximately 4.6%.

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

As of the end of fiscal 2021, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the Revolving Credit Facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult, or impossible.

Our most restrictive debt agreement (the Revolving Credit Facility) generally requires our ratio of EBITDA to interest expense not be less than 3.0 to 1.0 and our ratio of funded debt to EBITDA not to exceed certain decreasing specified levels, ranging from 4.75 through the first quarter of fiscal 2022 to 3.75 from the second quarter of fiscal 2023 and thereafter. Each ratio is to be calculated on a rolling four-quarter basis. As of May 30, 2021, we were in compliance with all financial covenants.

On July 13, 2021, subsequent to our fiscal year end, we entered into an amendment to the Revolving Credit Facility. The amendment modifies the ratio of funded debt to EBITDA financial covenant to require a ratio of not greater than 4.50 on a rolling four-quarter basis.

Equity and Dividends

We repurchase shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. During fiscal 2021, we repurchased 8.8 million shares of our common stock under this authorization for an aggregate of $298.1 million. The Company’s total remaining share repurchase authorization as of May 30, 2021, was $1.12 billion.

On April 16, 2021, we announced that our Board had authorized a quarterly dividend payment of $0.275 per share, which was paid on June 2, 2021, to stockholders of record as of the close of business on April 30, 2021. Subsequent to our fiscal year end, our Board approved a 14% increase to our annualized dividend rate. The Board approved a quarterly dividend of $0.3125 per share to be paid on September 2, 2021 to stockholders of record as of the close of business on August 3, 2021.

Contractual Obligations

As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. These obligations impact our liquidity and capital resource needs. In addition to principal and interest payments on our outstanding long-term debt and notes payable balances, discussed above, our contractual obligations primarily consist of leases payments, income taxes, pension and postretirement benefits, and unconditional purchase obligations.

A summary of our operating and finance lease obligations as of May 30, 2021 can be found in Note 15, "Leases", to the Consolidated Financial Statements contained in this report.

The liability for gross unrecognized tax benefits related to uncertain tax positions was $33.0 million as of May 30, 2021. See Note 14, "Pre-Tax Income and Income Taxes", to the Consolidated Financial Statements contained in this report for information related to income taxes.

As of May 30, 2021, we had an aggregate funded pension asset of $109.6 million and an aggregate unfunded postretirement benefit obligation totaling $78.2 million. We expect to make payments totaling approximately $12.3 million and $9.0 million in fiscal 2022 to fund our pension and postretirement plans, respectively. See Note 18, "Pension and Postretirement Benefits", to the Consolidated Financial Statements and "Critical Accounting Estimates – Employment-Related Benefits" contained in this report for further discussion of our pension obligation and factors that could affect estimates of these obligations.

As of May 30, 2021, our unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts) totaled approximately $2.51 billion. Approximately $1.82 billion of this balance is due in fiscal 2022. Included in this amount are open purchase orders and other supply agreements totaling approximately $1.53 billion, which are generally settleable in the ordinary course of business in less than one year. Some are not legally binding and/or may be cancellable. Warehousing service agreements totaling approximately $400 million and obligations for leases that have not yet commenced totaling $272.2 million as of May 30, 2021, make up a majority of our remaining unconditional purchase obligations with various terms of up to 20 years.

Capital Expenditures

We continue to make investments in our business and operating facilities. Our preliminary estimate of capital expenditures for fiscal 2022 is approximately $475 million.

Supplier Arrangements

In fiscal 2017, we began a program to offer certain suppliers access to a third-party service that allows them to view our scheduled payments online. The third-party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third party, or any financial institutions concerning this service. All balances remain as obligations to our suppliers as stated in our supplier agreements and are reflected in accounts payable within our Consolidated Balance Sheets. The associated payments are included in net cash flows from operating activities within our Consolidated Statements of Cash Flows. As of May 30, 2021 and May 31, 2020, $279.3 million and $258.7 million, respectively, of our total accounts payable was payable to suppliers who utilize this third-party service.

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

Cash Flows

In fiscal 2021, we used $474.1 million of cash, which was the net result of $1.47 billion generated from operating activities, $340.3 million used in investing activities, $1.61 billion used in financing activities, and an increase of $7.7 million due to the effects of changes in foreign currency exchange rates.

Cash generated from operating activities totaled $1.47 billion in fiscal 2021, as compared to $1.84 billion generated in fiscal 2020. Operating cash flows for fiscal 2021 reflected increased net sales in our retail segments from COVID-19 pandemic-related demand as well as decreased interest payments. This was partially offset by increased tax payments compared to fiscal 2020. Tax payments for fiscal 2021 included approximately $47.0 million of fourth quarter fiscal 2020 tax payments, which were deferred due to the extension of the deadline for certain federal cash tax payments. Comparative changes in working capital balances were most notably impacted by inventory rebuilding in fiscal 2021, as certain brands had previously been on allocation due to high demand through the pandemic. Further, our inventory balances also have experienced recent input cost inflation which is giving rise to larger inventory amounts period over period. Operating cash flows benefited from the continued deferral of employer payroll taxes under the Coronavirus Aid, Relief, and Economic Security Act, which totaled $33.9 million for fiscal 2021. Payment of such amounts will occur in fiscal 2022 and 2023.

Cash used in investing activities totaled $340.3 million in fiscal 2021 compared to $153.8 million in fiscal 2020. Investing activities in fiscal 2021 consisted primarily of capital expenditures totaling $506.4 million, partially offset by net proceeds totaling $160.9 million from the sale of our Egg Beaters®, Peter Pan® peanut butter, and H.K. Anderson® businesses. Investing activities in fiscal 2020 consisted mainly of capital expenditures of $369.5 million and the net proceeds from divestitures totaling $194.6 million, including the sales of our DSD snacks and Lender's® bagel businesses.

Cash used in financing activities totaled $1.61 billion in fiscal 2021 compared to $1.37 billion in fiscal 2020. Financing activities in fiscal 2021 principally reflect repayments of long-term debt of $2.51 billion, the issuance of long-term debt totaling $988.2 million, net short-term borrowings of $706.3 million, cash dividends paid of $474.6 million, and common stock repurchases of $298.1 million. Financing activities in fiscal 2020 consisted principally of the repayment of long-term debt totaling $947.5 million and cash dividends paid of $413.6 million.

Cash Held by International Subsidiaries

The Company had cash and cash equivalents of $79.2 million at May 30, 2021, and $553.3 million at May 31, 2020, of which $72.4 million at May 30, 2021, and $80.5 million at May 31, 2020, was held in foreign countries. We believe that our foreign subsidiaries have invested or will invest any undistributed earnings indefinitely, or that any undistributed earnings will be remitted in a tax-neutral transaction, and, therefore, do not provide deferred taxes on the cumulative undistributed earnings of our foreign subsidiaries.

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

We have recognized trade promotion liabilities of $146.8 million as of May 30, 2021. Changes in the assumptions used in estimating the cost of any individual customer marketing program would not result in a material change in our results of operations or cash flows.

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

Further information on income taxes is provided in Note 14, "Pre-tax Income and Income Taxes", to the Consolidated Financial Statements contained in this report.

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

We have recognized a reserve of approximately $61.5 million for environmental liabilities as of May 30, 2021. The reserve for each site is determined based on an assessment of the most likely required remedy and a related estimate of the costs required to effect such remedy.

Employment-Related Benefits—We incur certain employment-related expenses associated with pensions and postretirement health care benefits. In order to measure the annual expense associated with these employment-related benefits, management must make a variety of estimates including, but not limited to, discount rates used to measure the present value of certain liabilities, assumed rates of return on assets set aside to fund these expenses, compensation increases, employee turnover rates, anticipated mortality rates, and anticipated health care costs. The estimates used by management are based on our historical experience as well as current facts and circumstances. We use third-party specialists to assist management in appropriately measuring the expense associated with these employment-related benefits. Different estimates used by management could result in us recognizing different amounts of expense over different periods of time.

The Company uses a split discount rate (the "spot-rate approach") for the U.S. plans and certain foreign plans. The spot-rate approach applies separate discount rates for each projected benefit payment in the calculation of pension service and interest cost.

We have recognized a pension liability of $135.4 million and $254.5 million and a postretirement liability of $81.2 million and $89.3 million as of the end of fiscal 2021 and 2020, respectively. We also have recognized a pension asset of $245.0 million and $202.4 million as of the end of fiscal 2021 and 2020, respectively, as certain individual plans of the Company had a positive funded status.

We recognize cumulative changes in the fair value of pension plan assets and net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plan's projected benefit obligation ("the corridor") in current period expense annually as of our measurement date, which is our fiscal year-end, or when measurement is required otherwise under U.S. GAAP.

We recognized pension expense (benefit) from Company plans of $(38.3) million, $5.9 million, and $(22.7) million in fiscal 2021, 2020, and 2019, respectively. Such amounts reflect the year-end write-off of actuarial losses in excess of 10% of our pension liability of $0.8 million, $44.8 million, and $5.1 million in fiscal 2021, 2020, and 2019, respectively. This also reflected expected returns on plan assets of $140.0 million, $170.2 million, and $174.4 million in fiscal 2021, 2020, and 2019, respectively. We contributed $27.6 million, $17.5 million, and $14.7 million to the pension plans of our continuing operations in fiscal 2021, 2020, and 2019, respectively. We anticipate contributing approximately $12.3 million to our pension plans in fiscal 2022.

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

Based on this information, the discount rate selected by us for determination of pension expense was 2.98% for fiscal 2021, 3.88% for fiscal 2020, and 4.15% for fiscal 2019. We selected a weighted-average discount rate of 3.50% and 2.29% for determination of service and interest expense, respectively, for fiscal 2022. A 25-basis point increase in our discount rate assumption as of the end of fiscal 2021 would increase our annual pension expense for our pension plans in fiscal 2022 by $5.2 million. A 25-basis point decrease in our discount rate assumption as of the end of fiscal 2021 would decrease our annual pension expense for our pension plans in fiscal 2022 by $5.7 million. For our year-end pension obligation determination, we selected discount rates of 3.04% and 2.98% for fiscal years 2021 and 2020, respectively.

Another significant assumption used to account for our pension plans is the expected long-term rate of return on plan assets. In developing the assumed long-term rate of return on plan assets for determining pension expense, we consider long-term historical returns (arithmetic average) of the plan's investments, the asset allocation among types of investments, estimated long-term returns by investment type from external sources, and the current economic environment. Based on this information, we selected 3.74% for the weighted-average expected long-term rate of return on plan assets for determining our fiscal 2021 pension expense. A 25-basis point increase/decrease in our weighted-average expected long-term rate of return assumption as of the beginning of fiscal 2021 would decrease/increase annual pension expense for our pension plans by $9.3 million. We selected a weighted-average expected rate of return on plan assets of 3.87% to be used to determine our pension expense for fiscal 2022. A 25-basis point increase/decrease in our expected long-term rate of return assumption as of the beginning of fiscal 2022 would decrease/increase annual pension expense for our pension plans by $9.4 million.

We also provide certain postretirement health care benefits. We recognized postretirement benefit income of $4.4 million, $4.2 million, and $1.3 million in fiscal 2021, 2020, and 2019, respectively. We anticipate contributing approximately $9.0 million to our postretirement health care plans in fiscal 2022.

The postretirement benefit expense and obligation are also dependent on our assumptions used for the actuarially determined amounts. These assumptions include discount rates (discussed above), health care cost trend rates, inflation rates, retirement rates, mortality rates (also discussed above), and other factors. The health care cost trend assumptions are developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends. Assumed inflation rates are based on an evaluation of external market indicators. Retirement and mortality rates are based primarily on actual plan experience. The discount rate we selected for determination of postretirement expense was 2.39% for fiscal 2021, 3.48% for fiscal 2020, and 3.81% for fiscal 2019. We have selected a weighted-average discount rate of 2.51% for determination of postretirement expense for fiscal 2022. A 25-basis point increase/decrease in our discount rate assumption would not have resulted in a material change to postretirement expense for our plans. We have assumed the initial year increase in cost of health care to be 6.53%, with the trend rate decreasing to 4.44% by 2029.

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

As of May 30, 2021, we have goodwill of $11.37 billion, indefinite-lived intangibles of $3.30 billion and definite-lived intangibles of $856.4 million. The amount of goodwill and intangibles increased significantly during fiscal 2019 as a result of the Pinnacle acquisition. In the first quarter of fiscal 2020, we reorganized our reporting segments to incorporate the Pinnacle business into our legacy reporting segments, to reflect how the business is now being managed. We tested goodwill for impairment both prior to and subsequent to the reallocation of Pinnacle goodwill and there were no impairments of goodwill.

Historically, we have experienced impairments in brand intangibles and goodwill as a result of declining sales and other economic conditions. For instance, in fiscal 2021 and 2020, we recorded total intangibles impairments of $90.9 million and $165.5 million respectively, primarily related to our recently acquired Pinnacle brands. In fiscal 2019, we recorded total intangibles impairments of $89.6 million, primarily related to our Chef Boyardee® brand intangible.

With the addition of Pinnacle intangibles that were recorded at fair value in fiscal 2019, we continue to be more susceptible to impairment charges in the future if our long-term sales forecasts, royalty rates, and other assumptions change as a result of lower than expected performance or other economic conditions. We will monitor these assumptions as management continues to achieve expected synergies, gross margin improvement, and long-term sales growth on certain key brands acquired in the acquisition including, but not limited to, Birds Eye®, Duncan Hines®, Gardein® and Vlasic®.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks affecting us during fiscal 2021 and 2020 were exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.

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

As of May 30, 2021 and May 31, 2020, the fair value of our long-term debt (including current installments) was estimated at $9.76 billion and $11.35 billion, respectively, based on current market rates. As of May 30, 2021 and May 31, 2020, a 1% increase in interest rates would decrease the fair value of our fixed rate debt by approximately $682.2 million and $704.8 million, respectively, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $779.8 million and $809.5 million, respectively.

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

Value-at-Risk (VaR)

We employ various tools to monitor our derivative risk, including value-at-risk ("VaR") models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95% confidence level. Accordingly, in any given one-day time period, losses greater than the amounts included in the table below are expected to occur only 5% of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, and foreign exchange positions for fiscal 2021 and 2020.

	Fair Value Impact
In Millions	Average During the Fiscal Year Ended May 30, 2021	Average During the Fiscal Year Ended May 31, 2020
Processing Activities
Energy commodities	$0.6	$0.4
Agriculture commodities	0.5	0.5
Other commodities	—	0.1
Foreign exchange	1.0	0.8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Conagra Brands, Inc. and Subsidiaries

Consolidated Statements of Earnings

(in millions, except per share amounts)

	For the Fiscal Years Ended May
	2021	2020	2019
Net sales	$11,184.7	$11,054.4	$9,538.4
Costs and expenses:
Cost of goods sold	8,005.5	7,984.8	6,885.4
Selling, general and administrative expenses	1,403.0	1,622.5	1,473.4
Pension and postretirement non-service income	(54.5)	(9.9)	(35.1)
Interest expense, net	420.4	487.1	391.4
Income from continuing operations before income taxes and equity method investment earnings	1,410.3	969.9	823.3
Income tax expense	193.8	201.3	218.8
Equity method investment earnings	84.4	73.2	75.8
Income from continuing operations	1,300.9	841.8	680.3
Loss from discontinued operations, net of tax	—	—	(1.9)
Net income	$1,300.9	$841.8	$678.4
Less: Net income attributable to noncontrolling interests	2.1	1.7	0.1
Net income attributable to Conagra Brands, Inc.	$1,298.8	$840.1	$678.3
Earnings per share — basic
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$2.67	$1.72	$1.53
Income from discontinued operations attributable to Conagra Brands, Inc. common stockholders	—	—	—
Net income attributable to Conagra Brands, Inc. common stockholders	$2.67	$1.72	$1.53
Earnings per share — diluted
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$2.66	$1.72	$1.53
Loss from discontinued operations attributable to Conagra Brands, Inc. common stockholders	—	—	(0.01)
Net income attributable to Conagra Brands, Inc. common stockholders	$2.66	$1.72	$1.52

The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in millions)

	For the Fiscal Years Ended May
	2021			2020			2019
	Pre-Tax Amount	Tax (Expense) Benefit	After -Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount
Net income	$1,494.7	$(193.8)	$1,300.9	$1,043.1	$(201.3)	$841.8	$900.0	$(221.6)	$678.4
Other comprehensive income:
Derivative adjustments:
Unrealized derivative adjustments	0.4	(1.8)	(1.4)	(7.1)	1.8	(5.3)	45.5	(11.4)	34.1
Reclassification for derivative adjustments included in net income	(1.6)	1.0	(0.6)	(3.3)	0.9	(2.4)	(1.9)	0.5	(1.4)
Currency translation adjustments:
Unrealized currency translation gains (losses)	53.3	(1.5)	51.8	(42.7)	1.4	(41.3)	(10.2)	—	(10.2)
Reclassification for currency translation losses included in net income	—	—	—	—	—	—	10.4	—	10.4
Pension and postretirement benefit obligations:
Unrealized pension and postretirement benefit obligations	95.1	(23.6)	71.5	63.2	(15.9)	47.3	(43.8)	10.9	(32.9)
Reclassification for pension and postretirement benefit obligations included in net income	(3.6)	0.9	(2.7)	(5.5)	1.4	(4.1)	(1.5)	0.4	(1.1)
Comprehensive income	1,638.3	(218.8)	1,419.5	1,047.7	(211.7)	836.0	898.5	(221.2)	677.3
Comprehensive income (loss) attributable to noncontrolling interests	6.1	(0.8)	5.3	(3.9)	(0.9)	(4.8)	(1.7)	(0.1)	(1.8)
Comprehensive income attributable to Conagra Brands, Inc.	$1,632.2	$(218.0)	$1,414.2	$1,051.6	$(210.8)	$840.8	$900.2	$(221.1)	$679.1

The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

(in millions, except share data)

	May 30, 2021	May 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$79.2	$553.3
Receivables, less allowance for doubtful accounts of $3.2 and $2.6	793.9	860.8
Inventories	1,734.0	1,364.8
Prepaid expenses and other current assets	95.0	93.9
Current assets held for sale	—	13.1
Total current assets	2,702.1	2,885.9
Property, plant and equipment
Land and land improvements	156.5	139.2
Buildings, machinery and equipment	4,492.7	4,088.6
Furniture, fixtures, office equipment and other	674.4	656.2
Construction in progress	301.1	243.8
	5,624.7	5,127.8
Less accumulated depreciation	(3,016.2)	(2,762.4)
Property, plant and equipment, net	2,608.5	2,365.4
Goodwill	11,373.5	11,361.5
Brands, trademarks and other intangibles, net	4,157.6	4,302.4
Other assets	1,349.3	1,273.4
Noncurrent assets held for sale	4.6	115.4
	$22,195.6	$22,304.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$707.4	$1.1
Current installments of long-term debt	23.1	845.5
Accounts payable	1,655.9	1,507.1
Accrued payroll	175.2	189.4
Other accrued liabilities	744.6	725.8
Current liabilities held for sale	—	18.5
Total current liabilities	3,306.2	3,287.4
Senior long-term debt, excluding current installments	8,275.2	8,900.8
Other noncurrent liabilities	1,982.8	2,165.1
Total liabilities	13,564.2	14,353.3
Commitments and contingencies (Note 16)
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 584,219,229	2,921.2	2,921.2
Additional paid-in capital	2,342.1	2,323.2
Retained earnings	6,262.6	5,471.2
Accumulated other comprehensive income (loss)	5.8	(109.6)
Less treasury stock, at cost, 103,934,839 and 97,057,311 common shares	(2,979.9)	(2,729.9)
Total Conagra Brands, Inc. common stockholders' equity	8,551.8	7,876.1
Noncontrolling interests	79.6	74.6
Total stockholders' equity	8,631.4	7,950.7
	$22,195.6	$22,304.0

The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries

Consolidated Statements of Common Stockholders' Equity

(in millions)

	Conagra Brands, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 27, 2018	567.9	$2,839.7	$1,180.0	$4,744.9	$(110.5)	$(4,977.9)	$80.4	$3,756.6
Stock option and incentive plans			(6.7)	0.1		39.6	0.1	33.1
Adoption of ASU 2016-01				0.6	(0.6)			—
Adoption of ASU 2014-09				0.5				0.5
Currency translation adjustments					2.1		(1.9)	0.2
Issuance of treasury shares			638.2			2,178.1		2,816.3
Issuance of common stock	16.3	81.5	474.2					555.7
Derivative adjustments					32.7			32.7
Activities of noncontrolling interests			0.3				0.5	0.8
Pension and postretirement healthcare benefits					(34.0)			(34.0)
Dividends declared on common stock; $0.85 per share				(376.5)				(376.5)
Net income attributable to Conagra Brands, Inc.				678.3				678.3
Balance at May 26, 2019	584.2	2,921.2	2,286.0	5,047.9	(110.3)	(2,760.2)	79.1	7,463.7
Stock option and incentive plans			37.2	(2.9)		30.3		64.6
Currency translation adjustments					(34.8)		(6.5)	(41.3)
Derivative adjustments					(7.7)			(7.7)
Activities of noncontrolling interests							2.0	2.0
Pension and postretirement healthcare benefits					43.2			43.2
Dividends declared on common stock; $0.85 per share				(413.9)				(413.9)
Net income attributable to Conagra Brands, Inc.				840.1				840.1
Balance at May 31, 2020	584.2	2,921.2	2,323.2	5,471.2	(109.6)	(2,729.9)	74.6	7,950.7
Stock option and incentive plans			18.9	(3.1)		48.1	0.2	64.1
Adoption of ASU 2016-13				(1.1)				(1.1)
Currency translation adjustments					48.6		3.2	51.8
Repurchase of common shares						(298.1)		(298.1)
Derivative adjustments					(2.0)			(2.0)
Activities of noncontrolling interests							1.6	1.6
Pension and postretirement healthcare benefits					68.8			68.8
Dividends declared on common stock; $1.0375 per share				(503.2)				(503.2)
Net income attributable to Conagra Brands, Inc.				1,298.8				1,298.8
Balance at May 30, 2021	584.2	$2,921.2	$2,342.1	$6,262.6	$5.8	$(2,979.9)	$79.6	$8,631.4

The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

	For the Fiscal Years Ended May
	2021	2020	2019
Cash flows from operating activities:
Net income	$1,300.9	$841.8	$678.4
Loss from discontinued operations	—	—	(1.9)
Income from continuing operations	1,300.9	841.8	680.3
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	387.7	388.9	333.0
Asset impairment charges	95.5	259.9	93.8
Loss (gain) on divestitures	(65.5)	2.2	(69.4)
Loss on extinguishment of debt	68.7	1.0	5.5
Significant litigation accruals	—	—	(39.3)
Proceeds from the settlement of interest rate swaps	—	—	47.5
Novation of a legacy guarantee	—	—	(27.3)
Equity method investment earnings in excess of distributions	(27.9)	(21.8)	(20.8)
Stock-settled share-based payments expense	63.9	59.2	33.7
Contributions to pension plans	(27.6)	(17.5)	(14.7)
Pension expense (benefit)	(38.3)	5.9	(22.7)
Other items	9.1	10.3	12.3
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Receivables	66.1	(43.8)	(69.1)
Inventories	(364.3)	163.5	78.0
Deferred income taxes and income taxes payable, net	(92.5)	23.1	83.7
Prepaid expenses and other current assets	(8.5)	(13.6)	(19.1)
Accounts payable	141.4	234.4	38.2
Accrued payroll	(14.3)	15.9	0.1
Other accrued liabilities	(60.2)	(66.8)	(9.4)
Deferred employer payroll taxes	33.9	—	—
Net cash flows from operating activities - continuing operations	1,468.1	1,842.6	1,114.3
Net cash flows from operating activities - discontinued operations	—	—	11.2
Net cash flows from operating activities	1,468.1	1,842.6	1,125.5
Cash flows from investing activities:
Additions to property, plant and equipment	(506.4)	(369.5)	(353.1)
Sale of property, plant and equipment	2.5	14.0	22.5
Purchase of business, net of cash acquired	—	—	(5,119.2)
Proceeds from divestitures, net of cash divested	160.9	194.6	281.5
Purchase of marketable securities	(11.8)	(46.8)	(61.0)
Sales of marketable securities	14.5	53.8	52.2
Other items	—	0.1	11.1
Net cash flows from investing activities	(340.3)	(153.8)	(5,166.0)
Cash flows from financing activities:
Issuances of commercial paper, maturities greater than 90 days	298.6	—	—
Repayments of commercial paper, maturities greater than 90 days	(298.6)	—	—
Net issuances (repayments) of other short-term borrowings	706.3	0.1	(277.3)
Issuance of long-term debt	988.2	—	8,310.5
Repayment of long-term debt	(2,514.5)	(947.5)	(3,972.7)
Debt issuance costs and bridge financing fees	(6.2)	—	(95.2)
Payment of intangible asset financing arrangement	(12.9)	(13.6)	(14.0)
Issuance of Conagra Brands, Inc. common shares, net	—	—	555.7
Repurchase of Conagra Brands, Inc. common shares	(298.1)	—	—
Cash dividends paid	(474.6)	(413.6)	(356.2)
Exercise of stock options and issuance of other stock awards, including tax withholdings	(0.1)	4.8	(1.6)
Other items	2.3	(0.6)	0.6
Net cash flows from financing activities	(1,609.6)	(1,370.4)	4,149.8
Effect of exchange rate changes on cash and cash equivalents and restricted cash	7.7	(1.7)	(0.7)
Net change in cash and cash equivalents and restricted cash	(474.1)	316.7	108.6
Cash and cash equivalents and restricted cash at beginning of year	554.3	237.6	129.0
Cash and cash equivalents and restricted cash at end of year	$80.2	$554.3	$237.6

The accompanying Notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

(columnar dollars in millions except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year — The fiscal year of Conagra Brands, Inc. ("Conagra Brands", "Company", "we", "us", or "our") ends the last Sunday in May. The fiscal years for the consolidated financial statements presented consist of a 52-week period for fiscal 2021, a 53-week period for fiscal 2020, and a 52-week period for fiscal year 2019.

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

The following table details the balances of our allowance for doubtful accounts and changes therein:

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Other[1]	Deductions from Reserves[2]	Balance at Close of Period
Year ended May 30, 2021	$2.6	0.6	0.7	0.7	$3.2
Year ended May 31, 2020	$2.2	1.2	0.1	0.9	$2.6
Year ended May 26, 2019	$1.7	0.6	0.5	0.6	$2.2

1 Primarily relates to translation, the adoption of Accounting Standards Update ("ASU") 2016-13, and the acquisition of Pinnacle Foods Inc. ("Pinnacle").

2 Bad debts charged off and adjustments to previous reserves, less recoveries.

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

During fiscal 2021, 2020, and 2019 our capital expenditures totaled $506.4 million, $369.5 million, and $353.1 million, respectively. Accrued and unpaid capital expenditures as of May 30, 2021, May 31, 2020, May 26, 2019, and May 27, 2018 totaled $123.7 million, $112.9 million, $64.4 million, and $40.6 million, respectively.

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

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

(columnar dollars in millions except per share amounts)

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

In fiscal 2021, 2020, and 2019 we elected to perform a quantitative impairment test for other intangible assets not subject to amortization. The estimates of fair value of intangible assets not subject to amortization are determined using a "relief from royalty" methodology, which is used in estimating the fair value of our brands/trademarks. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash flows generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates.

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

Refer to Note 8 for discussion of the impairment charges related to goodwill and intangible assets in fiscal 2021, 2020, and 2019.

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

We recognize changes in the fair value of pension plan assets and net actuarial gains or losses in excess of 10% of the greater of the market-related value of plan assets or the plan's projected benefit obligation (the "corridor") in current period expense annually as of our measurement date, which is our fiscal year-end, or when measurement is required otherwise under U.S. generally accepted accounting principles ("GAAP").

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

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

(columnar dollars in millions except per share amounts)

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

Advertising Costs — Advertising costs are expensed as incurred. Advertising and promotion expenses totaled $258.0 million, $230.7 million, and $253.4 million in fiscal 2021, 2020, and 2019, respectively, and are included in selling, general and administrative ("SG&A") expenses.

Research and Development — We incurred expenses of $51.3 million, $56.4 million, and $56.1 million for research and development activities in fiscal 2021, 2020, and 2019, respectively.

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

The following table details the accumulated balances for each component of other comprehensive income (loss), net of tax:

	2021	2020	2019
Currency translation losses, net of reclassification adjustments	$(77.1)	$(125.7)	$(90.9)
Derivative adjustments, net of reclassification adjustments	24.3	26.3	34.0
Pension and postretirement benefit obligations, net of reclassification adjustments	58.6	(10.2)	(53.4)
Accumulated other comprehensive income (loss)[1]	$5.8	$(109.6)	$(110.3)

1 Net of unrealized gains on available-for-sale securities reclassified to retained earnings as a result of the adoption of ASU 2016-01 in fiscal 2019 in the amount of $0.6 million.

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

(columnar dollars in millions except per share amounts)

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) into income:

				Affected Line Item in the Consolidated Statement of Earnings[1]
	2021	2020	2019
Net derivative adjustments:
Cash flow hedges	$(3.2)	$(3.3)	$(1.9)	Interest expense, net
Cash flow hedges	(0.5)	—	—	Selling, general and administrative expenses
Cash flow hedges	2.1	—	—	Equity method investment earnings
	(1.6)	(3.3)	(1.9)	Total before tax
	1.0	0.9	0.5	Income tax expense
	$(0.6)	$(2.4)	$(1.4)	Net of tax
Amortization of pension and postretirement benefit obligations:
Net prior service cost	$0.2	$0.6	$0.9	Pension and postretirement non-service income
Net actuarial gain	(3.5)	(4.6)	(1.4)	Pension and postretirement non-service income
Pension settlement	—	(2.1)	—	Pension and postretirement non-service income
Postretirement healthcare settlement	(0.5)	(0.2)	(1.0)	Pension and postretirement non-service income
Curtailment	0.2	0.8	—	Pension and postretirement non-service income
	(3.6)	(5.5)	(1.5)	Total before tax
	0.9	1.4	0.4	Income tax expense
	$(2.7)	$(4.1)	$(1.1)	Net of tax
Currency translation losses	$—	$—	$10.4	Selling, general and administrative expenses
	—	—	10.4	Total before tax
	—	—	—	Income tax expense
	$—	$—	$10.4	Net of tax

1 Amounts in parentheses indicate income recognized in the Consolidated Statements of Earnings.

Foreign Currency Transaction Gains and Losses — We recognized net foreign currency transaction gains of $8.2 million in fiscal 2021 and net foreign currency transaction losses of $1.7 million and $2.3 million in fiscal 2020 and 2019, respectively, in SG&A expenses.

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

Accounting Changes — In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), to update the methodology used to measure current expected credit losses. This ASU applies to financial assets measured at amortized cost, including loans, net investments in leases, and trade accounts receivable as well as certain off-balance sheet credit exposures, such as loan commitments and guarantees. We adopted this ASU in the first quarter of fiscal 2021 using the modified retrospective transition method through a cumulative-effect adjustment to retained earnings in the period of adoption. The adoption of this ASU did not have a material impact to our consolidated financial statements and related disclosures.

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

(columnar dollars in millions except per share amounts)

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

2. ACQUISITIONS

On October 26, 2018, we acquired Pinnacle, a branded packaged foods company specializing in shelf-stable and frozen foods. Pursuant to the Agreement and Plan of Merger, dated as of June 26, 2018 (the "Merger Agreement"), among the Company, Pinnacle, and Patriot Merger Sub Inc., a wholly-owned subsidiary of the Company that ceased to exist at the effective time of the merger, each outstanding share of Pinnacle common stock was converted into the right to receive $43.11 per share in cash and 0.6494 shares of common stock, par value $5.00 per share, of the Company ("Company Shares") (together, the "Merger Consideration"), with cash payable in lieu of fractional shares of Company Shares. The total amount of consideration paid in connection with the acquisition was approximately $8.03 billion and consisted of: (1) cash of $5.17 billion ($5.12 billion net of cash acquired); (2) 77.5 million Company Shares, with an approximate value of $2.82 billion, issued out of the Company's treasury; and (3) replacement awards issued to former Pinnacle employees representing the fair value attributable to pre-combination service (see Note 13) of $51.1 million.

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

As a result of the Pinnacle acquisition, we recognized a total of $7.03 billion of goodwill and $3.52 billion of brands, trademarks and other intangibles. Of the total goodwill, $236.7 million is deductible for tax purposes. Amortizable brands, trademarks and other intangibles totaled $668.7 million and have a weighted average estimated useful life of 25 years. Goodwill represents the excess of the consideration transferred over the fair values of the assets acquired and liabilities assumed and is primarily attributable to synergies and intangible assets such as assembled workforce which are not separately recognizable.

The following unaudited pro forma financial information presents the combined results of operations as if the acquisition of Pinnacle had occurred at the beginning of the year acquired, fiscal 2019. These unaudited pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

2019
Pro forma net sales	$10,788.1
Pro forma net income from continuing operations attributable to Conagra Brands, Inc.	$803.8

The pro forma results include adjustments for amortization of acquired intangible assets, depreciation, and interest expense on debt issued to finance the acquisition as well as the related income taxes. The pro forma results also include the following material nonrecurring adjustments, along with the related income tax effect of the adjustments:

•	Acquisition related costs incurred by the Company and Pinnacle of $62.7 million and $66.8 million, respectively, during fiscal 2019 were excluded from the pro forma results.
•	Non-recurring expense of $53.0 million for fiscal 2019 related to the fair value adjustment to acquisition-date inventory estimated to have been sold was excluded from the pro forma results.

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

(columnar dollars in millions except per share amounts)

•	Non-recurring expense of $45.7 million for fiscal 2019 related to securing bridge financing for the acquisition were excluded from the pro forma results.

3. RESTRUCTURING ACTIVITIES

Pinnacle Integration Restructuring Plan

In December 2018, our Board of Directors (the "Board") approved a restructuring and integration plan related to the ongoing integration of the operations of Pinnacle, which we acquired in October 2018 (the "Pinnacle Integration Restructuring Plan"), for the purpose of achieving significant cost synergies between the companies, as a result of which we expect to incur material charges for exit and disposal activities under U.S. GAAP. We expect to incur approximately $358.0 million ($283.5 million of cash charges and $74.5 million of non-cash charges) for actions identified to date under the Pinnacle Integration Restructuring Plan. The Board and/or our senior management have authorized incurrence of these charges. We recognized charges of $31.7 million, $73.8 million, and $168.2 million in connection with the Pinnacle Integration Restructuring Plan in fiscal 2021, 2020, and 2019, respectively. We expect to incur costs related to the Pinnacle Integration Restructuring Plan over a multi-year period.

We anticipate that we will recognize the following pre-tax expenses in association with the Pinnacle Integration Restructuring Plan (amounts include charges recognized from plan inception through the end of fiscal 2021):

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$7.6	$5.2	$—	$—	$12.8
Other cost of goods sold	3.8	7.4	0.7	—	11.9
Total cost of goods sold	11.4	12.6	0.7	—	24.7
Severance and related costs	—	4.3	1.5	112.4	118.2
Asset impairment (net of gains on disposal)	30.3	4.0	—	2.6	36.9
Accelerated depreciation	—	—	—	7.4	7.4
Contract/lease termination	7.7	8.2	0.8	15.9	32.6
Consulting/professional fees	1.0	—	0.8	104.7	106.5
Other selling, general and administrative expenses	5.8	4.6	0.3	21.0	31.7
Total selling, general and administrative expenses	44.8	21.1	3.4	264.0	333.3
Consolidated total	$56.2	$33.7	$4.1	$264.0	$358.0

During fiscal 2021, we recognized the following pre-tax expenses for the Pinnacle Integration Restructuring Plan:

	Grocery & Snacks	Refrigerated & Frozen	Corporate	Total
Accelerated depreciation	$—	$2.5	$—	$2.5
Other cost of goods sold	0.5	1.4	—	1.9
Total cost of goods sold	0.5	3.9	—	4.4
Severance and related costs	—	(0.9)	(2.7)	(3.6)
Asset impairment (net of gains on disposal)	0.1	0.2	(0.3)	—
Contract/lease termination	1.8	—	0.8	2.6
Consulting/professional fees	0.5	—	22.2	22.7
Other selling, general and administrative expenses	2.8	1.0	1.8	5.6
Total selling, general and administrative expenses	5.2	0.3	21.8	27.3
Consolidated total	$5.7	$4.2	$21.8	$31.7

Included in the above results are $28.5 million of charges that have resulted or will result in cash outflows and $3.2 million in non-cash charges.

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

(columnar dollars in millions except per share amounts)

We recognized the following cumulative (plan inception to May 30, 2021) pre-tax expenses for the Pinnacle Integration Restructuring Plan in our Consolidated Statements of Earnings:

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$0.6	$4.6	$—	$—	$5.2
Other cost of goods sold	2.3	2.9	0.7	—	5.9
Total cost of goods sold	2.9	7.5	0.7	—	11.1
Severance and related costs	—	3.4	1.5	112.4	117.3
Asset impairment (net of gains on disposal)	0.3	4.0	—	2.6	6.9
Accelerated depreciation	—	—	—	7.4	7.4
Contract/lease termination	1.8	—	0.8	15.9	18.5
Consulting/professional fees	0.7	—	0.8	89.5	91.0
Other selling, general and administrative expenses	2.8	1.1	0.3	17.3	21.5
Total selling, general and administrative expenses	5.6	8.5	3.4	245.1	262.6
Consolidated total	$8.5	$16.0	$4.1	$245.1	$273.7

Included in the above results are $240.9 million of charges that have resulted or will result in cash outflows and $32.8 million in non-cash charges.

Liabilities recorded for the Pinnacle Integration Restructuring Plan and changes therein for fiscal 2021 were as follows:

	Balance at May 31, 2020	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at May 30, 2021
Severance and related costs	$23.6	$0.1	$(14.9)	$(3.7)	$5.1
Contract/lease termination	0.5	2.6	(3.1)	—	—
Consulting/professional fees	7.5	22.7	(26.3)	—	3.9
Other costs	—	6.8	(6.8)	—	—
Total	$31.6	$32.2	$(51.1)	$(3.7)	$9.0

Conagra Restructuring Plan

In fiscal 2019, senior management initiated a restructuring plan (the "Conagra Restructuring Plan") for costs incurred in connection with actions taken to improve SG&A expense effectiveness and efficiencies and to optimize our supply chain network. Although we remain unable to make good faith estimates relating to the entire Conagra Restructuring Plan, we are reporting on actions initiated through the end of fiscal 2021, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of May 30, 2021, we had approved the incurrence of $172.2 million ($45.4 million of cash charges and $126.8 million of non-cash charges) for several projects associated with the Conagra Restructuring Plan. We have incurred or expect to incur $157.3 million of charges ($36.9 million of cash charges and $120.4 million of non-cash charges) for actions identified to date under the Conagra Restructuring Plan. We recognized charges of $46.2 million, $64.4 million, and $2.2 million in connection with the Conagra Restructuring Plan in fiscal 2021, 2020, and 2019, respectively. We expect to incur costs related to the Conagra Restructuring Plan over a multi-year period.

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

(columnar dollars in millions except per share amounts)

We anticipate that we will recognize the following pre-tax expenses in association with the Conagra Restructuring Plan (amounts include charges recognized from plan inception through the end of fiscal 2021):

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$34.7	$49.7	$—	$—	$84.4
Other cost of goods sold	8.9	2.1	—	—	11.0
Total cost of goods sold	43.6	51.8	—	—	95.4
Severance and related costs	12.0	2.2	1.1	2.1	17.4
Asset impairment (net of gains on disposal)	27.1	0.3	0.1	—	27.5
Contract/lease termination	0.1	—	—	0.1	0.2
Consulting/professional fees	—	—	—	0.7	0.7
Other selling, general and administrative expenses	10.7	4.6	—	0.2	15.5
Total selling, general and administrative expenses	49.9	7.1	1.2	3.1	61.3
Total	$93.5	$58.9	$1.2	$3.1	$156.7
Pension and postretirement non-service income					0.6
Consolidated total					$157.3

During fiscal 2021, we recognized the following pre-tax expenses for the Conagra Restructuring Plan:

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$7.9	$22.5	$—	$—	$30.4
Other cost of goods sold	2.3	—	—	—	2.3
Total cost of goods sold	10.2	22.5	—	—	32.7
Severance and related costs	5.7	—	(0.1)	1.4	7.0
Asset impairment (net of gains on disposal)	2.1	0.1	—	—	2.2
Other selling, general and administrative expenses	4.1	—	—	0.2	4.3
Total selling, general and administrative expenses	11.9	0.1	(0.1)	1.6	13.5
Total	$22.1	$22.6	$(0.1)	$1.6	$46.2

Included in the above results are $11.3 million of charges that have resulted or will result in cash outflows and $34.9 million in non-cash charges.

We recognized the following cumulative (plan inception to May 30, 2021) pre-tax expenses for the Conagra Restructuring Plan in our Consolidated Statements of Earnings:

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$32.0	$26.7	$—	$—	$58.7
Other cost of goods sold	4.8	0.2	—	—	5.0
Total cost of goods sold	36.8	26.9	—	—	63.7
Severance and related costs	10.4	1.8	1.1	2.1	15.4
Asset impairment (net of gains on disposal)	27.1	0.3	0.1	—	27.5
Contract/lease termination	—	—	—	0.1	0.1
Other selling, general and administrative expenses	5.0	0.3	—	0.2	5.5
Total selling, general and administrative expenses	42.5	2.4	1.2	2.4	48.5
Total	$79.3	$29.3	$1.2	$2.4	$112.2
Pension and postretirement non-service income					0.6
Consolidated total					$112.8

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

(columnar dollars in millions except per share amounts)

Included in the above results are $24.1 million of charges that have resulted or will result in cash outflows and $88.7 million in non-cash charges.

Liabilities recorded for the Conagra Restructuring Plan and changes therein for fiscal 2021 were as follows:

	Balance at May 31, 2020	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at May 30, 2021
Severance and related costs	$6.5	$7.4	$(3.8)	$(0.4)	$9.7
Other costs	—	4.3	(4.3)	—	—
Total	$6.5	$11.7	$(8.1)	$(0.4)	$9.7

4. LONG-TERM DEBT

	May 30, 2021	May 31, 2020
5.4% senior debt due November 2048	$1,000.0	$1,000.0
4.65% senior debt due January 2043	176.7	176.7
6.625% senior debt due August 2039	91.4	91.4
5.3% senior debt due November 2038	1,000.0	1,000.0
8.25% senior debt due September 2030	300.0	300.0
4.85% senior debt due November 2028	1,300.0	1,300.0
7.0% senior debt due October 2028	382.2	382.2
1.375% senior debt due November 2027	1,000.0	—
6.7% senior debt due August 2027	9.2	9.2
7.125% senior debt due October 2026	262.5	262.5
4.6% senior debt due November 2025	1,000.0	1,000.0
4.3% senior debt due May 2024	1,000.0	1,000.0
3.2% senior debt due January 2023	437.0	837.0
3.25% senior debt due September 2022	250.0	250.0
3.8% senior debt due October 2021	—	1,200.0
9.75% subordinated debt due March 2021	—	195.9
LIBOR plus 0.50% senior debt due October 2020	—	500.0
4.95% senior debt due August 2020	—	126.6
0.45% to 9.59% lease financing obligations due on various dates through 2035	139.1	155.1
Other indebtedness	0.1	0.1
Total face value of debt	8,348.2	9,786.7
Unamortized fair value adjustment	19.9	21.2
Unamortized discounts	(25.8)	(17.2)
Unamortized debt issuance costs	(44.0)	(44.6)
Adjustment due to hedging activity	—	0.2
Less current installments	(23.1)	(845.5)
Total long-term debt	$8,275.2	$8,900.8

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

(columnar dollars in millions except per share amounts)

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years following May 30, 2021, are as follows:

2022	$23.1
2023	706.8
2024	1,015.8
2025	14.3
2026	1,020.8

Pinnacle Acquisition Financing

In the first quarter of fiscal 2019, in connection with the announcement of the acquisition of Pinnacle, we secured $9.0 billion in fully committed bridge financing. Prior to the acquisition, we capitalized financing costs related to the bridge financing of $45.7 million to be amortized over the commitment period. Our net interest expense included $11.9 million for fiscal 2019 as a result of this amortization. The bridge facility was terminated in connection with the acquisition, and we recognized $33.8 million of expense within SG&A expenses in fiscal 2019 for the remaining unamortized financing costs.

During the second quarter of fiscal 2019, to finance a portion of our acquisition of Pinnacle, we issued senior unsecured notes in an aggregate principal amount of $7.025 billion.

During the second quarter of fiscal 2019, to finance a portion of our acquisition of Pinnacle, we also entered into a term loan agreement (the "Term Loan Agreement") with a syndicate of financial institutions providing for term loans to the Company in an aggregate principal amount of up to $1.30 billion. Our borrowings under the Term Loan Agreement consisted of a $650.0 million tranche of three-year term loans maturing on October 26, 2021 and a $650.0 million tranche of five-year term loans maturing on October 26, 2023. During fiscal 2019, we repaid $900.0 million under the Term Loan Agreement and we repaid the remaining $400.0 million outstanding under the Term Loan Agreement during fiscal 2020. The Term Loan Agreement was terminated following these repayments.

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

In the first quarter of fiscal 2019, we entered into deal-contingent forward starting interest rate swap contracts (see Note 17) to hedge a portion of the interest rate risk related to our anticipated issuance of long-term debt to help finance the Pinnacle acquisition. During the second quarter of fiscal 2019, we terminated the interest rate swap contracts and received proceeds of $47.5 million. This gain was deferred in accumulated other comprehensive income and is being amortized as a reduction of interest expense over the lives of the related debt instruments. Our net interest expense was reduced by $3.3 million, $3.5 million and $2.0 million in fiscal 2021, fiscal 2020, and fiscal 2019, respectively, due to the impact of these interest rate swap contracts.

General

During the fourth quarter of fiscal 2021, we repaid the remaining outstanding $195.9 million aggregate principal amount of our 9.75% subordinated notes on the maturity date of March 1, 2021.

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

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

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

In fiscal 2020, we redeemed the entire outstanding $525.0 million aggregate principal amount of our floating rate notes due October 22, 2020 in two separate redemptions totaling $250.0 million and $275.0 million in the third and fourth quarters of fiscal 2020, respectively.

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

Net interest expense consists of:

	2021	2020	2019
Long-term debt	$430.0	$495.9	$385.9
Short-term debt	2.5	0.9	15.0
Interest income	(1.9)	(3.1)	(6.8)
Interest capitalized	(10.2)	(6.6)	(2.7)
	$420.4	$487.1	$391.4

Interest paid from continuing operations was $445.6 million, $494.6 million, and $375.6 million in fiscal 2021, 2020, and 2019, respectively.

5. CREDIT FACILITIES AND BORROWINGS

At May 30, 2021, we had a revolving credit facility (the "Revolving Credit Facility") with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $1.6 billion (subject to increase to a maximum aggregate principal amount of $2.1 billion with the consent of the lenders). The Revolving Credit Facility matures on July 11, 2024 and is unsecured. The term of the Revolving Credit Facility may be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. As of May 30, 2021, there were no outstanding borrowings under the Revolving Credit Facility.

The Revolving Credit Facility contains events of default customary for unsecured investment grade credit facilities with corresponding grace periods. The Revolving Credit Facility contains customary affirmative and negative covenants for unsecured investment grade credit facilities of this type. It generally requires our ratio of EBITDA to interest expense not to be less than 3.0 to 1.0 and our ratio of funded debt to EBITDA not to exceed certain decreasing specified levels, ranging from 4.75 through the first quarter of fiscal 2022 to 3.75 from the second quarter of fiscal 2023 and thereafter, with each ratio to be calculated on a rolling four-quarter basis. As of May 30, 2021, we were in compliance with all financial covenants under the Revolving Credit Facility.

On July 13, 2021, subsequent to our fiscal year end, we entered into an amendment to the Revolving Credit Facility. The amendment modifies the ratio of funded debt to EBITDA financial covenant to require a ratio of not greater than 4.50 on a rolling four-quarter basis.

We finance our short-term liquidity needs with existing cash balances, cash flows from operations, and commercial paper borrowings. As of May 30, 2021, we had $705.7 million outstanding under our commercial paper program at an average weighted interest rate of 0.36%. There were no outstanding borrowings under our commercial paper program as of May 31, 2020.

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

(columnar dollars in millions except per share amounts)

6. DIVESTITURES AND ASSETS HELD FOR SALE

Divestitures

During the fourth quarter of fiscal 2021, we completed the sale of our Egg Beaters® business for net proceeds of $50.6 million, subject to final working capital adjustments. The business results were previously reported primarily within our Refrigerated & Frozen segment, and to a lesser extent within our International and Foodservice segments. We recognized a gain on the sale of $10.4 million, included within SG&A expenses. In connection with the sale of our Egg Beaters® business, we also recognized a loss of $7.1 million within SG&A expenses related to the early exit of an unfavorable contract.

The assets and liabilities classified as held for sale reflected in our Consolidated Balance Sheets related to the Egg Beaters® business were as follows:

May 31, 2020
Current assets	$3.0
Noncurrent assets (including goodwill of $27.5 million)	48.1
Current liabilities	13.1

During the third quarter of fiscal 2021, we completed the sale of our Peter Pan® peanut butter business for net proceeds of $101.5 million, including working capital adjustments but subject to final adjustments for certain tax benefits. The business results were previously reported primarily within our Grocery & Snacks segment, and to a lesser extent within our International and Foodservice segments. We recognized a gain on the sale of $49.8 million, included within SG&A expenses.

The assets and liabilities classified as held for sale reflected in our Consolidated Balance Sheets related to the Peter Pan® peanut butter business were as follows:

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

The assets classified as held for sale reflected in our Consolidated Balance Sheets related to the H.K. Anderson® business were as follows:

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

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

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

During the fourth quarter of fiscal 2019, we completed the sale of our Italian-based frozen pasta business, Gelit, for proceeds net of cash divested of $80.1 million, including final working capital adjustments. The business results were previously reported primarily in our Refrigerated & Frozen segment. We recognized a gain on the sale of $23.1 million, included within SG&A expenses.

During the fourth quarter of fiscal 2019, we completed the sale of our Wesson® oil business for net proceeds of $168.3 million, including final working capital adjustments. The business results were previously reported primarily in our Grocery & Snacks segment, and to a lesser extent within the Foodservice and International segments. We recognized a gain on the sale of $33.1 million, included within SG&A expenses.

During the first quarter of fiscal 2019, we completed the sale of our Del Monte® processed fruit and vegetable business in Canada, which was previously reported in our International segment, for combined proceeds of $32.2 million. We recognized a gain on the sale of $13.2 million, included within SG&A expenses.

Lamb Weston Spinoff

On November 9, 2016, we completed the spinoff of Lamb Weston Holdings, Inc. ("Lamb Weston"). As of such date, we did not beneficially own any equity interest in Lamb Weston and no longer consolidated Lamb Weston into our financial results. Included within discontinued operations during fiscal 2019 was an after-tax loss of $2.8 million due primarily to an income tax adjustment.

Private Brands Operations

On February 1, 2016, we completed the disposition of our Private Brands operations to TreeHouse Foods, Inc. Included within discontinued operations during fiscal 2019 was after-tax income of $0.9 million related to the Private Brands operations.

Other Assets Held for Sale

From time to time, we actively market certain other assets. Balances totaling $4.6 million and $9.4 million at May 30, 2021 and May 31, 2020, respectively, have been reclassified as noncurrent assets held for sale within our Consolidated Balance Sheets for periods prior to the disposal of these individual asset groups.

7. INVESTMENTS IN JOINT VENTURES

The total carrying value of our equity method investments at the end of fiscal 2021 and 2020 was $841.8 million and $798.7 million, respectively. These amounts are included in other assets and reflect our 44% ownership interest in Ardent Mills and a 50% ownership interest in one other joint venture. Due to differences in fiscal reporting periods, we recognized the equity method investment earnings on a lag of approximately one month.

In fiscal 2021, we had purchases from our equity method investees of $28.7 million. Total dividends received from equity method investments in fiscal 2021 were $56.5 million.

In fiscal 2020, we had purchases from our equity method investees of $32.5 million. Total dividends received from equity method investments in fiscal 2020 were $51.4 million.

In fiscal 2019, we had purchases from our equity method investees of $39.4 million. Total dividends received from equity method investments in fiscal 2019 were $55.0 million.

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

(columnar dollars in millions except per share amounts)

Summarized combined financial information for our equity method investments on a 100% basis is as follows:

	2021	2020	2019
Net sales:
Ardent Mills	$3,407.6	$3,393.9	$3,476.0
Other	238.8	225.0	195.4
Total net sales	$3,646.4	$3,618.9	$3,671.4
Gross margin:
Ardent Mills	$360.6	$313.1	$281.9
Other	47.3	49.4	45.5
Total gross margin	$407.9	$362.5	$327.4
Earnings after income taxes:
Ardent Mills	$169.6	$144.5	$151.9
Other	19.5	19.3	18.1
Total earnings after income taxes	$189.1	$163.8	$170.0

	May 30, 2021	May 31, 2020
Ardent Mills:
Current assets	$1,101.5	$1,010.6
Noncurrent assets	1,848.2	1,720.2
Current liabilities	524.1	454.8
Noncurrent liabilities	563.0	503.4
Other:
Current assets	$95.0	$87.1
Noncurrent assets	36.8	24.5
Current liabilities	39.9	44.1
Noncurrent liabilities	10.6	8.3

8. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The change in the carrying amount of goodwill for fiscal 2021 and 2020, excluding amounts classified as held for sale (see Note 6), was as follows:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Balance as of May 26, 2019	$4,694.7	$5,619.2	$299.0	$747.7	$11,360.6
Purchase accounting adjustments	3.5	5.9	0.7	—	10.1
Currency translation	—	—	(9.2)	—	(9.2)
Balance as of May 31, 2020	$4,698.2	$5,625.1	$290.5	$747.7	$11,361.5
Currency translation	—	—	12.0	—	12.0
Balance as of May 30, 2021	$4,698.2	$5,625.1	$302.5	$747.7	$11,373.5

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

(columnar dollars in millions except per share amounts)

Other identifiable intangible assets, excluding amounts classified as held for sale, were as follows:

	2021		2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$3,301.2	$—	$3,388.7	$—
Amortizing intangible assets	1,235.3	378.9	1,232.1	318.4
	$4,536.5	$378.9	$4,620.8	$318.4

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

In the fourth quarter of fiscal 2021, we performed our annual goodwill impairment assessment on all of our reporting units and found no indicators of impairment. We completed a qualitative assessment which considered, among other things, an increase in our market capitalization from our previous testing date, the current interest rate environment, and recent events which have had a positive impact on our financial results for most of our reporting units. However, we will continue to evaluate the impact of any significant changes in consumer purchasing behaviors, government restrictions, input cost inflation, or other macroeconomic conditions which could change certain assumptions that result in future impairments. While retail sales have increased due to higher than anticipated consumer demand for our products throughout the COVID-19 pandemic, our Foodservice segment has experienced a negative impact with decreased away-from-home eating occasions. We continue to believe this is a temporary decline as seen with improving trends in our Foodservice segment in the fourth quarter of fiscal 2021. As such, we have determined that there was no impairment triggering event as it was not more likely than not that the fair value of this reporting unit is less than its carrying amount.

Amortizing intangible assets, carrying a remaining weighted-average life of approximately 19 years, are principally composed of customer relationships and acquired intellectual property. For fiscal 2021, 2020, and 2019, we recognized amortization expense of $59.7 million, $59.8 million, and $49.1 million, respectively. Based on amortizing assets recognized in our Consolidated Balance Sheet as of May 30, 2021, amortization expense for the next five years is estimated to be as follows:

2022	$59.5
2023	57.2
2024	53.9
2025	53.9
2026	43.8

For our non-amortizing intangible assets, which are comprised of brands and trademarks, we use a "relief from royalty" methodology in estimating fair value. During fiscal 2021, as a result of our annual impairment test for indefinite lived intangibles, we recognized impairment charges in SG&A expenses of $90.9 million, primarily within our Grocery & Snacks and Refrigerated

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

(columnar dollars in millions except per share amounts)

& Frozen segments. Udi’s® was the most notable brand with impairment in fiscal 2021 largely due to lower than expected sales and profit margins which resulted in a reduction to our assumed royalty rate.

During the first quarter of fiscal 2020, we recorded impairment charges totaling $19.3 million within our Refrigerated & Frozen segment and Grocery & Snacks segment for certain brands for which management changed its business strategy and that continued to have lower than expected sales and profit margins. This impairment was included within SG&A expenses.

During fiscal 2020, as a result of our annual impairment test for indefinite lived intangibles, we recognized impairment charges in SG&A expenses of $146.2 million, primarily within our Grocery & Snacks and Refrigerated & Frozen segments, largely associated with brands that were recorded at fair value in recent acquisitions. The more notable brands with impairments included Frontera®, Gardein®, Glutino®, Hungry Man®, and Udi’s®. While most of our recently acquired brands continue to remain on track with previous assumptions, these brands have had lower than expected sales or profit margins which have led to some revisions in our original assumptions (most notably declines in our assumed royalty rates).

During fiscal 2019, as a result of our annual impairment test for indefinite lived intangibles, we recognized impairment charges in SG&A expenses of $76.5 million for our Chef Boyardee® and Red Fork® brands in our Grocery & Snacks segment. We also recognized impairment charges of $13.1 million for our Aylmer® and Sundrop® brands in our International segment.

9. EARNINGS PER SHARE

Basic earnings per share is calculated on the basis of weighted average outstanding shares of common stock. Diluted earnings per share is computed on the basis of basic weighted average outstanding shares of common stock adjusted for the dilutive effect of stock options, restricted stock unit awards, and other dilutive securities. During the second quarter of fiscal 2019, we issued 77.5 million shares of our common stock out of treasury to the former stockholders of Pinnacle pursuant to the terms of the Merger Agreement. In addition, we issued 16.3 million shares of our common stock, par value $5.00 per share, in an underwritten public offering in connection with the financing of the Pinnacle acquisition, with net proceeds of $555.7 million (see Note 2).

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	2021	2020	2019
Net income attributable to Conagra Brands, Inc. common stockholders:
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$1,298.8	$840.1	$680.2
Loss from discontinued operations, net of tax, attributable to Conagra Brands, Inc. common stockholders	—	—	(1.9)
Net income attributable to Conagra Brands, Inc. common stockholders	$1,298.8	$840.1	$678.3
Weighted average shares outstanding:
Basic weighted average shares outstanding	485.8	487.3	444.0
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	2.0	1.3	1.6
Diluted weighted average shares outstanding	487.8	488.6	445.6

For fiscal 2021, 2020, and 2019, there were 0.4 million, 1.9 million, and 2.0 million stock options outstanding, respectively, that were excluded from the computation of diluted weighted average shares because the effect was antidilutive.

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

(columnar dollars in millions except per share amounts)

10. INVENTORIES

The major classes of inventories were as follows:

	May 30, 2021	May 31, 2020
Raw materials and packaging	$290.7	$291.6
Work in process	125.1	125.2
Finished goods	1,238.1	874.7
Supplies and other	80.1	73.3
Total	$1,734.0	$1,364.8

11. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consisted of:

	May 30, 2021	May 31, 2020
Postretirement health care and pension obligations	$197.3	$324.9
Noncurrent income tax liabilities	1,271.4	1,330.1
Noncurrent lease liabilities (see Note 15)	188.3	206.1
Self-insurance liabilities	30.5	37.5
Asset retirement obligations	42.4	13.4
Environmental liabilities (see Note 16)	59.0	61.5
Legal settlement costs (see Note 16)	52.0	63.1
Technology agreement liability	—	14.6
Other	141.9	113.9
	$1,982.8	$2,165.1

12. CAPITAL STOCK

The total number of shares we are authorized to issue is 1,218,050,000 shares, which shares may be issued as follows: 1,200,000,000 shares of common stock, par value $5.00 per share; 150,000 shares of Class B Preferred Stock, par value $50.00 per share; 250,000 shares of Class C Preferred Stock, par value $100.00 per share; 1,100,000 shares of Class D Preferred Stock, no par value per share; and 16,550,000 shares of Class E Preferred Stock, no par value per share. There were no preferred shares issued or outstanding as of May 30, 2021.

We have repurchased our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board. During fiscal 2021, we repurchased 8.8 million shares of our common stock for $298.1 million.

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

On September 19, 2014, our stockholders approved the Conagra Brands, Inc. 2014 Stock Plan (as amended effective December 11, 2017, the "Plan"). The Plan authorizes the issuance of up to 40.3 million shares of Conagra Brands common stock. In addition to the shares under the 2014 Stock Plan, certain shares of Conagra Brands common stock subject to outstanding awards under predecessor stock plans that expire, lapse, are cancelled, terminated, forfeited, otherwise become unexercisable, or are settled for cash are available for issuance. At May 30, 2021, approximately 39.5 million shares were reserved for granting new share-based awards.

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

(columnar dollars in millions except per share amounts)

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

We recognize compensation expense for share unit awards on a straight-line basis over the requisite service period, accounting for forfeitures as they occur. All cash-settled restricted stock units were marked-to-market and presented within other current and noncurrent liabilities in our Consolidated Balance Sheets prior to final payout in fiscal 2021. The compensation expense for our stock-settled share unit awards totaled $28.1 million, $24.5 million, and $23.9 million for fiscal 2021, 2020, and 2019, respectively. The tax benefit related to the stock-settled share unit award compensation expense for fiscal 2021, 2020, and 2019 was $6.1 million, $5.3 million, and $6.0 million, respectively. The compensation expense for our cash-settled share unit awards totaled $1.0 million, $4.2 million, and $17.5 million for fiscal 2021, 2020, and 2019, respectively. The tax benefit related to the cash-settled share unit award compensation expense for fiscal 2021, 2020, and 2019 was $0.3 million, $1.1 million, and $4.4 million, respectively.

During the second quarter of fiscal 2019, in connection with the completion of the Pinnacle acquisition, we granted 2.0 million cash-settled share unit awards at a grant date fair value of $36.37 per share unit to Pinnacle employees in replacement of their unvested restricted share unit awards that were outstanding as of the closing date. Included in the compensation expense described above for fiscal 2020 and 2019 is expense of $1.0 million and $18.9 million, respectively, for accelerated vesting of awards related to Pinnacle integration restructuring activities, net of the impact of marking-to-market these awards based on a lower market price of shares of Conagra Brands common stock. Approximately $36.3 million of the fair value of the replacement share unit awards granted to Pinnacle employees was attributable to pre-combination service and was included in the purchase price and established as a liability. Included in the fiscal 2020 and 2019 expense for cash-settled share unit awards above is expense of $0.2 million and income of $6.7 million, respectively, related to the mark-to-market of this liability. As of May 30, 2021, there were no remaining cash-settled share unit awards.

The following table summarizes the nonvested share units as of May 30, 2021 and changes during the fiscal year then ended:

	Stock-Settled		Cash-Settled
Share Units	Share Units (in Millions)	Weighted Average Grant-Date Fair Value	Share Units (in Millions)	Weighted Average Grant-Date Fair Value
Nonvested share units at May 31, 2020	2.38	$31.76	0.12	$36.37
Granted	0.93	$36.72	—	$—
Vested/Issued	(0.68)	$33.77	(0.12)	$36.37
Forfeited	(0.14)	$32.69	—	$—
Nonvested share units at May 30, 2021	2.49	$33.00	—	$—

During fiscal 2021, 2020, and 2019, we granted 0.9 million, 1.3 million, and 0.9 million stock-settled share units, respectively, with a weighted average grant date fair value of $36.72, $28.32, and $35.43 per share unit, respectively. No cash-settled share unit awards were granted in fiscal 2021 or 2020.

The total intrinsic value of stock-settled share units vested was $24.6 million, $14.2 million, and $24.6 million during fiscal 2021, 2020, and 2019, respectively. The total intrinsic value of cash-settled share units vested was $4.3 million, $24.3 million, and $50.5 million during fiscal 2021, 2020, and 2019, respectively.

At May 30, 2021, we had $28.2 million of total unrecognized compensation expense that will be recognized over a weighted average period of 1.7 years related to stock-settled share unit awards.

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

(columnar dollars in millions except per share amounts)

Performance Share Awards

In accordance with stockholder-approved equity incentive plans, we grant performance shares to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goals for the three-year performance periods ending in fiscal 2021 (the "2021 performance period") and fiscal 2022 ("2022 performance period") are based on our diluted earnings per share ("EPS") compound annual growth rate ("CAGR"), subject to certain adjustments, measured over the defined performance periods. The performance goal for one-third of the target number of performance shares for the three-year performance period ending in fiscal 2023 (the "2023 performance period") is based on our fiscal 2021 diluted EPS CAGR, subject to certain adjustments. The performance goal for the final two-thirds of the target number of performance shares granted for the 2023 performance period is based on our diluted EPS CAGR, subject to certain adjustments, measured over the two-year period ending in fiscal 2023. For each of the 2021 performance period, 2022 performance period, and 2023 performance period, the awards actually earned will range from zero to two hundred percent of the targeted number of performance shares for such performance period. Dividend equivalents are paid on the portion of performance shares actually earned at our regular dividend rate in additional shares of common stock.

Awards, if earned, will be paid in shares of our common stock. Subject to limited exceptions set forth in our performance share plan, any shares earned will be distributed after the end of the performance period, and generally only if the participant continues to be employed with the Company through the date of distribution. For awards where performance against the performance target has not been certified, the value of the performance shares is adjusted based upon the market price of our common stock and current forecasted performance against the performance targets at the end of each reporting period and amortized as compensation expense over the vesting period. Forfeitures are accounted for as they occur.

A summary of the activity for performance share awards as of May 30, 2021 and changes during the fiscal year then ended is presented below:

Performance Shares	Share Units (in Millions)	Weighted Average Grant-Date Fair Value
Nonvested performance shares at May 31, 2020	1.49	$32.27
Granted	0.48	$36.82
Adjustments for performance results attained and dividend equivalents	0.48	$33.82
Vested/Issued	(0.93)	$33.82
Forfeited	(0.01)	$33.43
Nonvested performance shares at May 30, 2021	1.51	$33.25

The compensation expense for our performance share awards totaled $34.9 million, $31.8 million, and $8.2 million for fiscal 2021, 2020, and 2019, respectively. The tax benefit related to the compensation expense for fiscal 2021, 2020, and 2019 was $3.6 million, $2.9 million, and $2.1 million, respectively.

The total intrinsic value of performance shares vested (including shares paid in lieu of dividends) during fiscal 2021, 2020, and 2019 was $33.9 million, $8.4 million, and $15.7 million, respectively.

Based on estimates at May 30, 2021, we had $19.8 million of total unrecognized compensation expense related to performance shares that will be recognized over a weighted average period of 1.7 years.

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

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

(columnar dollars in millions except per share amounts)

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

We recognize compensation expense using the straight-line method over the requisite service period, accounting for forfeitures as they occur. The compensation expense for our PBRSU awards totaled $2.4 million, $2.7 million, and $0.3 million for fiscal 2021, 2020, and 2019 respectively. The tax benefit related to the compensation expense for fiscal 2021, 2020, and 2019 was $0.2 million, $0.2 million, and $0.1 million, respectively. Based on estimates at May 30, 2021, we had $2.3 million of total unrecognized compensation expense related to the PBRSU awards that will be recognized over a period of one year.

Stock Option Awards

In accordance with stockholder-approved equity incentive plans, we granted stock options to employees and directors for the purchase of common stock at prices equal to its fair value at the date of grant. Stock options become exercisable under various vesting schedules (typically three years) and generally expire seven to ten years after the date of grant. No stock options were granted in fiscal 2021, 2020, or 2019.

A summary of the option activity as of May 30, 2021 and changes during the fiscal year then ended is presented below:

Options	Number of Options (in Millions)	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at May 31, 2020	3.8	$30.07
Exercised	(0.8)	$27.47		$7.0
Outstanding at May 30, 2021	3.0	$30.70	4.16	$22.5
Exercisable at May 30, 2021	3.0	$30.70	4.16	$22.5

We recognize compensation expense using the straight-line method over the requisite service period, accounting for forfeitures as they occur. The total intrinsic value of stock options exercised was $7.0 million, $3.8 million, and $7.9 million for fiscal 2021, 2020, and 2019, respectively. The closing market price of our common stock on the last trading day of fiscal 2021 was $38.10 per share.

Compensation expense for stock option awards totaled $0.2 million and $2.2 million for fiscal 2020 and 2019, respectively. Included in the compensation expense for stock option awards for fiscal 2019 was $0.2 million related to stock options granted by a subsidiary in the subsidiary's shares to the subsidiary's employees. The tax benefit related to the stock option expense for fiscal 2020 and 2019 was $0.1 million and $0.5 million, respectively.

At May 30, 2021, we had no unrecognized compensation expense related to stock options.

Cash received from stock option exercises for fiscal 2021, 2020, and 2019 was $20.5 million, $11.0 million, and $12.4 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $1.7 million, $1.4 million, and $2.3 million for fiscal 2021, 2020, and 2019, respectively.

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

(columnar dollars in millions except per share amounts)

Stock Appreciation Rights Awards

During the second quarter of fiscal 2019, in connection with the completion of the Pinnacle acquisition, we granted 2.3 million cash-settled stock appreciation rights with a fair value estimated at closing date using a Black-Scholes option-pricing model and a grant date price of $36.37 per share to Pinnacle employees in replacement of their unvested stock option awards that were outstanding as of the closing date. Approximately $14.8 million of the fair value of the replacement awards granted to Pinnacle employees was attributable to pre-combination service and was included in the purchase price and established as a liability. As of May 30, 2021, there were no remaining stock appreciation rights.

The compensation income for our cash-settled stock appreciation rights totaled $0.3 million and $13.7 million for fiscal 2020 and fiscal 2019, respectively. Included in this amount for fiscal 2019 is income of $14.0 million related to the mark-to-market of the liability established in connection with the Pinnacle acquisition and expense of $0.2 million for accelerated vesting of awards related to Pinnacle integration restructuring activities, net of the impact of marking-to-market these awards based on a lower market price of Conagra common shares. The related tax expense for fiscal 2020 and fiscal 2019 was $0.1 million and $3.4 million, respectively

14. PRE-TAX INCOME AND INCOME TAXES

Pre-tax income from continuing operations (including equity method investment earnings) consisted of the following:

	2021	2020	2019
United States	$1,426.5	$978.3	$826.6
Foreign	68.2	64.8	72.5
	$1,494.7	$1,043.1	$899.1

The provision for income taxes included the following:

	2021	2020	2019
Current
Federal	$232.6	$188.2	$125.4
State	31.8	25.5	22.6
Foreign	15.3	9.5	21.6
	279.7	223.2	169.6
Deferred
Federal	(63.5)	37.6	40.1
State	(26.1)	(62.3)	19.0
Foreign	3.7	2.8	(9.9)
	(85.9)	(21.9)	49.2
	$193.8	$201.3	$218.8

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

(columnar dollars in millions except per share amounts)

Income taxes computed by applying the U.S. Federal statutory rates to income from continuing operations before income taxes are reconciled to the provision for income taxes set forth in the Consolidated Statements of Earnings as follows:

	2021	2020	2019
Computed U.S. Federal income taxes	$313.9	$219.0	$188.8
State income taxes, net of U.S. Federal tax impact	37.4	29.6	34.1
Goodwill and intangible impairments	13.6	11.2	12.5
Remeasurement of deferred taxes due to legal entity reorganization	35.8	(40.9)	16.9
State tax impact of combining Pinnacle business	—	—	(12.0)
Change of valuation allowance on capital loss carryforward	(188.5)	—	(32.2)
Other	(18.4)	(17.6)	10.7
	$193.8	$201.3	$218.8

Income taxes paid, net of refunds, were $286.3 million, $178.0 million, and $133.8 million in fiscal 2021, 2020, and 2019, respectively.

The tax effect of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	May 30, 2021		May 31, 2020
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$281.7	$—	$258.4
Inventory	19.5	—	19.5	—
Goodwill, trademarks and other intangible assets	—	1,118.4	—	1,108.4
Right-of-use assets	—	45.5	—	51.0
Accrued expenses	12.0	—	13.4	—
Compensation related liabilities	36.5	—	36.3	—
Pension and other postretirement benefits	—	9.8	35.2	—
Investment in unconsolidated subsidiaries	—	2.6	—	196.2
Lease liabilities	54.4	—	61.3	—
Other liabilities that will give rise to future tax deductions	96.2	—	88.1	—
Net capital and operating loss carryforwards	53.8	—	753.4	—
Federal credits	16.1	—	17.5	—
Other	33.9	33.1	52.7	31.8
	322.4	1,491.1	1,077.4	1,645.8
Less: Valuation allowance	(67.5)	—	(728.3)	—
Net deferred taxes	$254.9	$1,491.1	$349.1	$1,645.8

The liability for gross unrecognized tax benefits at May 30, 2021 was $33.0 million, excluding a related liability of $8.8 million for gross interest and penalties. Included in the balance at May 30, 2021 are $0.8 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Any associated interest and penalties imposed would affect the tax rate. As of May 31, 2020, our gross liability for unrecognized tax benefits was $35.8 million, excluding a related liability of $7.4 million for gross interest and penalties. Interest and penalties recognized in the Consolidated Statements of Earnings was an expense of $1.4 million in fiscal 2021, a benefit of $4.3 million in fiscal 2020, and an expense of $1.2 million in fiscal 2019.

The net amount of unrecognized tax benefits at May 30, 2021 and May 31, 2020 that, if recognized, would favorably impact our effective tax rate was $28.2 million and $30.3 million, respectively.

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

(columnar dollars in millions except per share amounts)

We accrue interest and penalties associated with uncertain tax positions as part of income tax expense.

We conduct business and file tax returns in numerous countries, states, and local jurisdictions. The U.S. Internal Revenue Service ("IRS") has completed its audit of the Company for tax years through fiscal 2020. All resulting significant items for fiscal 2020 and prior years have been settled with the IRS, with the exception of fiscal 2016. Statutes of limitation for pre-acquisition tax years of Pinnacle generally remain open for calendar year 2003 and subsequent years principally related to net operating losses. Other major jurisdictions where we conduct business generally have statutes of limitations ranging from three to five years.

We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $13.2 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.

The change in the unrecognized tax benefits for the year ended May 30, 2021 was:

Beginning balance on May 31, 2020	$35.8
Increases from positions established during prior periods	0.8
Decreases from positions established during prior periods	(2.6)
Increases from positions established during the current period	2.6
Reductions resulting from lapse of applicable statute of limitation	(4.3)
Other adjustments to liability	0.7
Ending balance on May 30, 2021	$33.0

We have approximately $13.3 million of foreign net operating loss carryforwards ($9.8 million will expire between fiscal 2022 and 2042 and $3.5 million have no expiration dates) and $106.8 million of federal net operating loss carryforwards which expire between fiscal 2022 and 2027. Included in net deferred tax liabilities are $30.7 million of tax effected state net operating loss carryforwards which expire in various years ranging from fiscal 2022 to 2040 and $3.8 million of tax effected state capital loss balances that expire in fiscal year 2031. Foreign tax credits of $14.3 million will expire between fiscal 2025 and 2031. State tax credits of approximately $5.2 million will expire in various years ranging from fiscal 2023 to 2028.

Federal capital loss carryforwards related to the Private Brands divestiture of approximately $1.9 billion expired at the end of fiscal 2021. Accordingly, we have removed the deferred tax asset and the related valuation allowance from our balance sheet. Tax effected state capital loss carryforwards related to the Private Brands divestiture of approximately $91.9 million also expired at the end of fiscal 2021 and were removed from the balance sheet, including the related valuation allowance.

In fiscal 2021, we completed a restructuring of our ownership interest in Ardent Mills that utilized a portion of our capital loss carryforward prior to its expiration. Also in fiscal 2021, we completed several other transactions related to retained assets in conjunction with the divestiture of the Peter Pan® peanut butter and Egg Beaters® businesses that we believe will utilize a portion of the remaining capital loss carryforward. These transactions are subject to certain elections and are currently under review by the Internal Revenue Service. We believe they may result in increases to the tax basis in those assets and if successful would result in tax benefits being realized in future periods.

We have recognized a valuation allowance for the portion of the net operating loss carryforwards, capital loss carryforwards, tax credit carryforwards, and other deferred tax assets we believe are not more likely than not to be realized. The net change in the valuation allowance for fiscal 2021 was a decrease of $653.9 million. For fiscal 2020 and 2019, changes in the valuation allowance were a decrease of $9.8 million and $1.5 million, respectively. The current year change principally relates to decreases in the valuation allowances on the capital loss carryforward generated from the sale of our Private Brands operations. Valuation allowances were released on capital losses that were utilized against capital gains generated on the divestures of the Peter Pan® peanut butter and Egg Beaters® businesses and the restructuring of our ownership interest in Ardent Mills. Valuation allowances were also removed on the Federal and state capital losses that expired at the end of fiscal 2021.

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

(columnar dollars in millions except per share amounts)

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

We have elected not to separate lease and non-lease components of an agreement for all underlying asset classes prospectively from the ASU 2016-02, Leases, Topic 842 adoption date.

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

Leases reported in our Consolidated Balance Sheet were as follows:

	Operating Leases
	Balance Sheet Location	May 30, 2021	May 31, 2020
ROU assets, net	Other assets	$188.5	$209.3
Lease liabilities (current)	Other accrued liabilities	36.6	44.4
Lease liabilities (noncurrent)	Other noncurrent liabilities	188.3	206.1

	Finance Leases
	Balance Sheet Location	May 30, 2021	May 31, 2020
ROU assets, at cost	Property, plant and equipment	$217.6	$220.4
Less accumulated depreciation	Less accumulated depreciation	(60.2)	(53.6)
ROU assets, net	Property, plant and equipment, net	157.4	166.8
Lease liabilities (current)	Current installments of long-term debt	23.1	22.2
Lease liabilities (noncurrent)	Senior long-term debt, excluding current installments	116.0	132.9

The components of total lease cost were as follows:

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

(columnar dollars in millions except per share amounts)

	2021	2020
Operating lease cost	$51.0	$63.7
Finance lease cost
Depreciation of leased assets	19.0	15.4
Interest on lease liabilities	8.2	9.1
Short-term lease cost	5.1	3.8
Total lease cost	$83.3	$92.0

We recognized accelerated operating lease cost of $9.9 million and impairments of ROU assets of $2.9 million within SG&A expenses in fiscal 2020. These charges are included in the Pinnacle Integration Restructuring Plan.

Rent expense under all operating leases was $83.5 million in fiscal 2019.

The weighted-average remaining lease terms and weighted-average discount rate for our leases as of May 30, 2021 and May 31, 2020 were as follows:

	Operating Leases		Finance Leases
	2021	2020	2021	2020

Weighted-average remaining lease term (in years)	8.1	8.5	7.7	8.0
Weighted-average discount rate	3.51%	3.61%	4.95%	5.29%

Cash flows arising from lease transactions were as follows:

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$56.0	$59.5
Operating cash outflows from finance leases	8.3	9.2
Financing cash outflows from finance leases	24.3	22.5
ROU assets obtained in exchange for new lease liabilities:
Operating leases	21.1	41.6
Finance leases	26.1	12.2

Non-cash issuances of capital lease obligations totaling $23.5 million are excluded from cash flows from investing and financing activities on the Consolidated Statements of Cash Flows for fiscal 2019.

Maturities of lease liabilities by fiscal year as of May 30, 2021 were as follows:

	Operating Leases	Finance Leases	Total
2022	$46.5	$28.5	$75.0
2023	41.2	25.3	66.5
2024	32.4	20.4	52.8
2025	24.4	18.3	42.7
2026	20.9	15.0	35.9
Later years	102.8	63.9	166.7
Total lease payments	268.2	171.4	439.6
Less: Imputed interest	(43.3)	(32.3)	(75.6)
Total lease liabilities	$224.9	$139.1	$364.0

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

(columnar dollars in millions except per share amounts)

We have entered into contracts that are or contain a lease that have not yet commenced with aggregate payments totaling $272.2 million as of May 30, 2021. This amount primarily relates to a warehouse facility with a future minimum lease commitment of $257.7 million. We expect to take control of this leased asset in fiscal 2023.

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

We have accrued $11.6 million and $52.0 million, within other accrued liabilities and other noncurrent liabilities, respectively, for this matter as of May 30, 2021. The extent of insurance coverage is uncertain and the Company's carriers are on notice; however, any possible insurance recovery has not been considered for purposes of determining our liability.

We are party to a number of putative class action lawsuits challenging various product claims made in the Company's product labeling. These matters include Briseno v. ConAgra Foods, Inc. in which it is alleged that the labeling for Wesson® oils as 100% natural is false and misleading because the oils contain genetically modified plants and organisms. In February 2015, the U.S. District Court for the Central District of California granted class certification to permit plaintiffs to pursue state law claims. The Company appealed to the United States Court of Appeals for the Ninth Circuit, which affirmed class certification in January 2017. The Supreme Court of the United States declined to review the decision and the case was remanded to the trial court for further proceedings. On April 4, 2019, the trial court granted preliminary approval of a settlement in this matter. In the second

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

(columnar dollars in millions except per share amounts)

quarter of fiscal 2020, a single objecting class member appealed the court's decision approving the settlement to the United States Court of Appeals for the Ninth Circuit. On June 1, 2021, the appellate court rejected the settlement and remanded to the trial court for further proceedings. While we cannot predict with certainty the results of this or any other legal proceeding challenging our product claims, we do not expect these matters to have a material adverse effect on our financial condition, results of operations, or business.

We are party to matters challenging the Company's wage and hour practices. These matters include a number of class actions consolidated under the caption Negrete v. ConAgra Foods, Inc., et al, pending in the U.S. District Court for the Central District of California, in which the plaintiffs allege a pattern of violations of California and/or federal law at several current and former Company manufacturing facilities across the State of California. On June 21, 2021, the trial court granted preliminary approval of a settlement in this matter. If final approval is obtained, the settlement will require a payment by the Company of $9.0 million, which we have accrued within other accrued liabilities. While we cannot predict with certainty the results of this or any other legal proceeding, we do not expect this matter to have a material adverse effect on our financial condition, results of operations, or business.

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

The Company, its directors, and several of its executive officers are defendants in several class actions alleging violations of federal securities laws. The lawsuits assert that the Company's officers made material misstatements and omissions that caused the market to have an unrealistically positive assessment of the Company's financial prospects in light of the acquisition of Pinnacle, thus causing the Company's securities to be overvalued prior to the release of the Company's consolidated financial results on December 20, 2018 for the second quarter of fiscal year 2019. The first of these lawsuits, captioned West Palm Beach Firefighters' Pension Fund v. Conagra Brands, Inc., et al., with which subsequent lawsuits alleging similar facts have been consolidated, was filed on February 22, 2019 in the U.S. District Court for the Northern District of Illinois. That consolidated lawsuit was dismissed with prejudice on December 23, 2020 for failure to state a claim. On January 22, 2021, the plaintiff filed a notice of appeal of the trial court’s decision to the U.S. Court of Appeals for the Seventh Circuit. In addition, on May 9, 2019, a stockholder filed a derivative action on behalf of the Company against the Company's directors captioned Klein v. Arora, et al. in the U.S. District Court for the Northern District of Illinois asserting harm to the Company due to alleged breaches of fiduciary duty and mismanagement in connection with the Pinnacle acquisition. On July 9, 2019, September 20, 2019, and March 10, 2020, the Company received three separate demands from stockholders under Delaware law to inspect the Company's books and records related to the Board of Directors' review of the Pinnacle business, acquisition, and the Company's public statements related to them. On July 22, 2019 and August 6, 2019, respectively, two additional stockholder derivative lawsuits captioned Opperman v. Connolly, et al. and Dahl v. Connolly, et al. were filed in the U.S. District Court for the Northern District of Illinois asserting similar facts and claims as the Klein v. Arora, et al. matter. On October 21, 2019, the Company received an additional demand from a stockholder under Delaware law to appoint a special committee to investigate the conduct of certain officers and directors in connection with the Pinnacle acquisition and the Company's public statements. All remaining stockholder lawsuits and demands are currently stayed by agreement pending the final outcome of the West Palm Beach Firefighters' Pension Fund matter. We have put the Company's insurance carriers on notice of each of these securities and stockholder matters. While we cannot predict with certainty the results of these or any other legal proceedings, we do not expect these matters to have a material adverse effect on our financial condition, results of operations, or business.

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

We are a party to certain environmental proceedings relating to our acquisition of Beatrice in fiscal 1991. Such proceedings include proceedings related to businesses divested by Beatrice prior to our acquisition of Beatrice. The current environmental

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

(columnar dollars in millions except per share amounts)

proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's possible status as a potentially responsible party at approximately 40 Superfund, proposed Superfund, or state-equivalent sites (the "Beatrice sites"). These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, polycholorinated biphenyls, acids, lead, sulfur, tannery wastes, and/or other contaminants. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $55.6 million ($2.4 million within other accrued liabilities and $53.2 million within other noncurrent liabilities) as of May 30, 2021, a majority of which relates to the Superfund and state-equivalent sites referenced above. During the third quarter of fiscal 2017, a final Remedial Investigation/Feasibility Study was submitted for the Southwest Properties portion ("Operating Unit 4") of the Wells G&H Superfund site, which is one of the Beatrice sites. The U.S. Environmental Protection Agency ("EPA") issued a Record of Decision ("ROD") for the Southwest Properties portion of the site on September 29, 2017 and entered into negotiations with potentially responsible parties to determine final responsibility for implementing the ROD. On September 14, 2020, the district court entered a consent decree among EPA and the settling defendants, including the Company.

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

We also guarantee a lease resulting from an exited facility. As of May 30, 2021, the remaining term of this arrangement did not exceed six years and the maximum amount of future payments we have guaranteed was $13.9 million.

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

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

(columnar dollars in millions except per share amounts)

Commodity and commodity index futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of May 30, 2021, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through October 2022.

In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of May 30, 2021, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through February 2022.

From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.

Derivatives Designated as Cash Flow Hedges

During the first quarter of fiscal 2019, we entered into deal-contingent forward starting interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to help finance the acquisition of Pinnacle. We settled these contracts during the second quarter of fiscal 2019 and deferred a $47.5 million gain in accumulated other comprehensive income. This gain will be amortized as a reduction of net interest expense over the lives of the related debt instruments. In the second quarter of fiscal 2021, $0.5 million was written off in connection with the early extinguishment of debt (see Note 4). The unamortized amount at May 30, 2021 was $38.2 million.

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

All derivative instruments are recognized on the Consolidated Balance Sheets at fair value (refer to Note 19 for additional information related to fair value measurements). The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with U.S. GAAP, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At May 30, 2021 and May 31, 2020, $2.0 million, representing an obligation to return cash collateral, and $1.1 million, representing a right to reclaim cash collateral, respectively, were included in prepaid expenses and other current assets in our Consolidated Balance Sheets.

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

(columnar dollars in millions except per share amounts)

Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or obligation to return cash collateral were reflected in our Consolidated Balance Sheets as follows:

	May 30, 2021	May 31, 2020
Prepaid expenses and other current assets	$15.5	$8.0
Other accrued liabilities	6.9	0.4

The following table presents our derivative assets and liabilities at May 30, 2021, on a gross basis, prior to the setoff of $7.4 million to total derivative assets and $5.4 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$22.9	Other accrued liabilities	$5.4
Foreign exchange contracts	Prepaid expenses and other current assets	—	Other accrued liabilities	6.9
Total derivatives not designated as hedging instruments		$22.9		$12.3

The following table presents our derivative assets and liabilities, at May 31, 2020, on a gross basis, prior to the setoff of $0.4 million to total derivative assets and $1.5 million to total derivative liabilities where legal right of setoff existed:

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

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Consolidated Statements of Earnings were as follows:

	For the Fiscal Year Ended May 30, 2021
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Earnings of Gains (Losses) Recognized on Derivatives	Amount of Gains (Losses) Recognized on Derivatives in Consolidated Statement of Earnings
Commodity contracts	Cost of goods sold	$26.6
Foreign exchange contracts	Cost of goods sold	(17.1)
Total gains from derivative instruments not designated as hedging instruments		$9.5

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

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

As of May 30, 2021, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $148.8 million and $159.4 million for purchase and sales contracts, respectively. As of May 31, 2020, our open commodity contracts had a notional value of $102.0 million and $3.4 million for purchase and sales contracts, respectively. The notional amount of our foreign currency forward and cross currency swap contracts as of May 30, 2021 and May 31, 2020 was $111.4 million and $107.6 million, respectively.

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

At May 30, 2021, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $2.5 million.

18. PENSION AND POSTRETIREMENT BENEFITS

We have defined benefit retirement plans ("pension plans") for eligible salaried and hourly employees. Benefits are based on years of credited service and average compensation or stated amounts for each year of service. We also sponsor postretirement plans which provide certain medical and dental benefits to qualifying U.S. employees. Effective August 1, 2013, our defined benefit pension plan for eligible salaried employees was closed to new hire salaried employees. New hire salaried employees will generally be eligible to participate in our defined contribution plan.

During the third quarter of fiscal 2020, we amended a certain hourly pension plan that froze future compensation and service periods. As a result, we remeasured the Company's hourly pension plan liability as of January 31, 2020 and recorded a pension curtailment loss of $0.2 million previously within other comprehensive income (loss). In connection with the remeasurement, we updated the effective discount rate assumption for the impacted pension plan from 3.86% to 2.96%. The remeasurement increased the underfunded status of the pension plan by $4.3 million with a corresponding loss within other comprehensive income (loss).

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

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

We recognize the funded status of our pension and postretirement plans in the Consolidated Balance Sheets. For our pension plans, we also recognize as a component of accumulated other comprehensive income (loss), the net of tax results of the actuarial gains or losses within the corridor and prior service costs or credits that arise during the period but are not recognized in net periodic benefit cost. For our postretirement plans, we also recognize as a component of accumulated other comprehensive income (loss), the net of tax results of the gains or losses and prior service costs or credits that arise during the period but are not recognized in net periodic benefit cost. These amounts will be adjusted out of accumulated other comprehensive income (loss) as they are subsequently recognized as components of net periodic benefit cost. For our pension plans, we have elected to immediately recognize actuarial gains and losses in our operating results in the year in which they occur, to the extent they exceed the corridor, eliminating amortization. Amounts are included in the components of pension and postretirement plan costs, below, as recognized net actuarial loss.

The changes in benefit obligations and plan assets at May 30, 2021 and May 31, 2020 are presented in the following table.

	Pension Plans		Postretirement Plans
	2021	2020	2021	2020
Change in Benefit Obligation
Benefit obligation at beginning of year	$3,872.5	$3,733.2	$89.8	$91.2
Service cost	11.6	11.5	0.2	0.1
Interest cost	86.8	118.4	1.5	2.6
Actuarial loss (gain)	(37.4)	411.6	(2.3)	3.0
Plan settlements	—	(201.7)	(0.3)	(0.1)
Curtailments	—	(0.8)	—	—
Benefits paid	(196.8)	(199.3)	(8.5)	(6.9)
Currency	2.5	(0.4)	1.1	(0.1)
Benefit obligation at end of year	$3,739.2	$3,872.5	$81.5	$89.8
Change in Plan Assets
Fair value of plan assets at beginning of year	$3,820.4	$3,601.5	$3.4	$3.4
Actual return on plan assets	194.6	557.5	0.2	0.1
Employer contributions	27.6	17.5	8.5	6.9
Plan settlements	—	(156.3)	(0.3)	(0.1)
Benefits paid	(196.8)	(199.3)	(8.5)	(6.9)
Currency	3.0	(0.5)	—	—
Fair value of plan assets at end of year	$3,848.8	$3,820.4	$3.3	$3.4

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

(columnar dollars in millions except per share amounts)

The funded status and amounts recognized in our Consolidated Balance Sheets at May 30, 2021 and May 31, 2020 were:

	Pension Plans		Postretirement Plans
	2021	2020	2021	2020
Funded Status	$109.6	$(52.1)	$(78.2)	$(86.4)
Amounts Recognized in Consolidated Balance Sheets
Other assets	$245.0	$202.4	$3.0	$2.9
Other accrued liabilities	(10.3)	(8.9)	(9.0)	(10.0)
Other noncurrent liabilities	(125.1)	(245.6)	(72.2)	(79.3)
Net Amount Recognized	$109.6	$(52.1)	$(78.2)	$(86.4)
Amounts Recognized in Accumulated Other Comprehensive (Income) Loss (Pre-tax)
Actuarial net loss (gain)	$(41.5)	$51.2	$(12.9)	$(15.0)
Net prior service cost (benefit)	6.2	8.6	(38.4)	(40.1)
Total	$(35.3)	$59.8	$(51.3)	$(55.1)
Weighted-Average Actuarial Assumptions Used to Determine Benefit Obligations at May 30, 2021 and May 31, 2020
Discount rate	3.04%	2.98%	2.51%	2.39%
Long-term rate of compensation increase	N/A	N/A	N/A	N/A

The accumulated benefit obligation for all defined benefit pension plans was $3.74 billion and $3.87 billion at May 30, 2021 and May 31, 2020, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at May 30, 2021 and May 31, 2020 were:

	2021	2020
Projected benefit obligation	$135.4	$1,062.8
Accumulated benefit obligation	135.4	1,062.8
Fair value of plan assets	—	808.2

Components of pension and postretirement plan costs included:

	Pension Plans			Postretirement Plans
	2021	2020	2019	2021	2020	2019
Service cost	$11.6	$11.5	$10.9	$0.2	$0.1	$0.1
Interest cost	86.8	118.4	132.6	1.5	2.6	3.8
Expected return on plan assets	(140.0)	(170.2)	(174.4)	—	—	—
Amortization of prior service cost (benefit)	2.3	2.7	3.1	(2.1)	(2.1)	(2.2)
Recognized net actuarial loss (gain)	0.8	44.8	5.1	(3.5)	(4.6)	(1.4)
Settlement gain	—	(2.1)	—	(0.5)	(0.2)	(1.0)
Curtailment loss (gain)	0.2	0.8	—	—	—	(0.6)
Pension and postretirement cost (benefit) — Company plans	(38.3)	5.9	(22.7)	(4.4)	(4.2)	(1.3)
Pension cost (benefit) — multi-employer plans	7.4	6.5	6.3	—	—	—
Total pension and postretirement cost (benefit)	$(30.9)	$12.4	$(16.4)	$(4.4)	$(4.2)	$(1.3)

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

(columnar dollars in millions except per share amounts)

In fiscal 2021, 2020, and 2019, the Company recorded charges of $0.8 million, $44.8 million, and $5.1 million, respectively, reflecting the year-end write-off of actuarial losses in excess of 10% of our pension liability. In fiscal 2020, the higher actuarial losses outside of the 10% corridor were principally related to a reduction in the discount rate used to recognize at present value our pension obligations and a decline in market value of certain plan assets associated with our non-qualified and hourly plans.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were:

	Pension Plans		Postretirement Plans
	2021	2020	2021	2020
Net actuarial gain (loss)	$92.0	$21.9	$2.5	$(2.9)
Amortization of prior service cost (benefit)	2.3	2.7	(2.1)	(2.1)
Settlement and curtailment loss (gain)	0.2	(1.3)	(0.5)	(0.2)
Recognized net actuarial loss (gain)	0.8	44.8	(3.5)	(4.6)
Currency	(0.2)	—	(0.2)	—
Net amount recognized	$95.1	$68.1	$(3.8)	$(9.8)

Weighted-Average Actuarial Assumptions Used to Determine Net Expense

	Pension Plans			Postretirement Plans
	2021	2020	2019	2021	2020	2019
Discount rate	2.98%	3.88%	4.15%	2.39%	3.48%	3.81%
Long-term rate of return on plan assets	3.74%	4.77%	5.17%	N/A	N/A	N/A
Long-term rate of compensation increase	N/A	N/A	3.63%	N/A	N/A	N/A

The Company uses a split discount rate (spot-rate approach) for the U.S. plans and certain foreign plans. The spot-rate approach applies separate discount rates for each projected benefit payment in the calculation of pension service and interest cost.

We amortize prior service cost for our pension and postretirement plans, as well as amortizable gains and losses for our postretirement plans, in equal annual amounts over the average expected future period of vested service. For plans with no active participants, average life expectancy is used instead of average expected useful service.

Plan Assets

The fair value of plan assets, summarized by level within the fair value hierarchy described in Note 19, as of May 30, 2021, was as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7.5	$85.0	$—	$92.5
Equity securities:
U.S. equity securities	78.0	94.6	—	172.6
International equity securities	121.9	0.5	—	122.4
Fixed income securities:
Government bonds	—	772.6	—	772.6
Corporate bonds	—	2,407.2	—	2,407.2
Mortgage-backed bonds	—	12.4	—	12.4
Real estate funds	—	—	—	—
Net receivables for unsettled transactions	5.7	—	—	5.7
Fair value measurement of pension plan assets in the fair value hierarchy	$213.1	$3,372.3	$—	$3,585.4
Investments measured at net asset value				263.4
Total pension plan assets				$3,848.8

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

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

Certain assets that are measured at fair value using the NAV (net asset value) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. Such investments are generally considered long-term in nature with varying redemption availability. For certain of these investments, with a fair value of approximately $52.2 million as of May 30, 2021, the asset managers have the ability to impose customary redemption gates which may further restrict or limit the redemption of invested funds therein. As of May 30, 2021, no such gates were imposed.

As of May 30, 2021, we have unfunded commitments for additional investments of $32.6 million in private equity funds and $10.9 million in natural resources funds. We expect unfunded commitments to be funded from plan assets rather than the general assets of the Company.

To develop the expected long-term rate of return on plan assets assumption for the pension plans, we consider the current asset allocation strategy, the historical investment performance, and the expectations for future returns of each asset class.

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

(columnar dollars in millions except per share amounts)

Our pension plan weighted-average asset allocations by asset category were as follows:

	May 30, 2021	May 31, 2020
Equity securities	8%	6%
Debt securities	83%	85%
Real estate funds	1%	1%
Private equity	3%	3%
Other	5%	5%
Total	100%	100%

Due to the salaried pension plan freeze that occurred in fiscal 2018, the Company's pension asset strategy is now designed to align our pension plan assets with our projected benefit obligation to reduce volatility by targeting an investment strategy of approximately 90% in fixed-income securities and approximately 10% in return seeking assets, primarily equity securities, real estate, and private assets.

Assumed health care cost trend rates have a significant effect on the benefit obligation of the postretirement plans.

Assumed Health Care Cost Trend Rates at:	May 30, 2021	May 31, 2020
Initial health care cost trend rate	6.53%	6.22%
Ultimate health care cost trend rate	4.44%	4.43%
Year that the rate reaches the ultimate trend rate	2029	2024

We currently anticipate making contributions of approximately $12.3 million to our pension plans in fiscal 2022. We anticipate making contributions of $9.0 million to our other postretirement plans in fiscal 2022. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.

The following table presents estimated future gross benefit payments for our plans:

	Pension Plans	Postretirement Plans
2022	$201.6	$9.1
2023	203.0	8.4
2024	204.7	7.7
2025	206.1	7.1
2026	207.3	6.5
Succeeding 5 years	1,031.1	25.2

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

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

The Company's participation in multiemployer plans for the fiscal year ended May 30, 2021 is outlined in the table below. For each plan that is individually significant to the Company the following information is provided:

•	The "EIN / PN" column provides the Employer Identification Number and the three-digit plan number assigned to a plan by the Internal Revenue Service.
•

The most recent Pension Protection Act Zone Status available for 2020 and 2019 is for plan years that ended in calendar years 2020 and 2019, respectively. The zone status is based on information provided to the Company by each plan. A plan in the "red" zone has been determined to be in "critical status", based on criteria established under the Internal Revenue Code ("Code"), and is generally less than 65% funded. A plan in the "yellow" zone has been determined to be in "endangered status", based on criteria established under the Code, and is generally less than 80% funded. A plan in the "green" zone has been determined to be neither in "critical status" nor in "endangered status", and is generally at least 80% funded.

•

The "FIP/RP Status Pending/Implemented" column indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the "yellow" zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the "red" zone, is pending or has been implemented by the plan as of the end of the plan year that ended in calendar year 2020.

•	Contributions by the Company are the amounts contributed in the Company's fiscal periods ending in the specified year.
•

The "Surcharge Imposed" column indicates whether the Company contribution rate for its fiscal year that ended on May 30, 2021 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in "critical status", in accordance with the requirements of the Code.

•	The last column lists the expiration dates of the collective bargaining agreements pursuant to which the Company contributes to the plans.

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

(columnar dollars in millions except per share amounts)

For plans that are not individually significant to Conagra Brands the total amount of contributions is presented in the aggregate.

		Pension Protection Act Zone Status		FIP / RP Status	Contributions by the Company (millions)				Expiration Dates of Collective
Pension Fund	EIN / PN	2020	2019	Pending / Implemented	FY21	FY20	FY19	Surcharge Imposed	Bargaining Agreements
Bakery and Confectionary Union and Industry International Pension Plan	52-6118572 / 001	Red, Critical and Declining	Red, Critical and Declining	RP Implemented	$0.0	$0.0	$0.1	No	N/A
Central States, Southeast and Southwest Areas Pension Fund	36-6044243 / 001	Red, Critical and Declining	Red, Critical and Declining	RP Implemented	2.2	2.0	1.8	No	5/31/2021
Western Conference of Teamsters Pension Plan	91-6145047 / 001	Green	Green	N/A	3.8	3.2	3.2	No	6/30/2022
Other Plans					1.4	1.3	0.9
Total Contributions					$7.4	$6.5	$6.0

The Company was not listed in the Forms 5500 filed by any of the other plans or for any of the other years as providing more than 5% of the plan's total contributions. At the date our financial statements were issued, Forms 5500 were not available for plan years ending in calendar year 2020.

During fiscal 2019, we ceased to participate in the Bakery and Confectionary Union and Industry International Fund in conjunction with our sale of the Trenton, Missouri plant.

In addition to the contributions listed in the table above, we recorded an additional expense of $0.3 million in fiscal 2019 related to our expected incurrence of certain withdrawal costs.

Certain of our employees are covered under defined contribution plans. The expense related to these plans was $47.6 million, $49.9 million, and $39.9 million in fiscal 2021, 2020, and 2019, respectively.

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

The fair values of our Level 2 derivative instruments were determined using valuation models that use market observable inputs including both forward and spot prices for currencies and commodities. Derivative assets and liabilities included in Level 2 primarily represent commodity and foreign currency option and forward contracts and cross-currency swaps.

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

(columnar dollars in millions except per share amounts)

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 30, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$13.0	$2.5	$—	$15.5
Marketable securities	6.6	—	—	6.6
Deferred compensation assets	8.8	—	—	8.8
Total assets	$28.4	$2.5	$—	$30.9
Liabilities:
Derivative liabilities	$—	$6.9	$—	$6.9
Deferred compensation liabilities	81.0	—	—	81.0
Total liabilities	$81.0	$6.9	$—	$87.9

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

During fiscal 2021, we updated our cost estimates associated with certain asset retirement obligations at several manufacturing facilities largely due to recent experience of physically closing a wastewater lagoon. This change in estimate resulted in a non-cash increase to our long-lived assets in the amount of $27.4 million and will result in additional depreciation in future periods generally ranging from 15-25 years. The fair value of our asset retirement obligations was measured using cost estimates to settle our future obligations (including an estimate of inflation) and discounted to present value using a credit-adjusted risk-free rate.

We recognized charges for the impairment of certain indefinite-lived brands. The fair values of these brands were estimated using the "relief from royalty" method (see Note 8). Impairments in our Grocery & Snacks segment totaled $13.0 million, $46.4 million, and $76.5 million for fiscal 2021, 2020, and 2019, respectively. Impairments in our Refrigerated & Frozen segment totaled $76.9 million and $110.8 million for fiscal 2021 and 2020, respectively. Impairments in our International segment totaled $1.0 million, $8.3 million, and $13.1 million for fiscal 2021, 2020, and 2019, respectively.

During fiscal 2020, we recognized impairment charges totaling $54.4 million in our Grocery & Snacks segment and $27.6 million in our Refrigerated & Frozen segment. The impairments were measured based upon the estimated sales price of the disposal group (see Note 6).

We recognized charges for the impairment of certain long-lived assets measured based upon the estimated sales price of the assets. Impairments totaled $3.0 million in our Grocery & Snacks segment in fiscal 2021, $3.8 million in our Refrigerated & Frozen segment in fiscal 2020, and $2.7 million within general corporate expenses in fiscal 2019.

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

(columnar dollars in millions except per share amounts)

During fiscal 2020, we recognized charges of $2.9 million in general corporate expenses related to the impairments of ROU assets. The impairments were measured based upon a discounted cash flow approach.

The carrying amount of long-term debt (including current installments) was $8.30 billion as of May 30, 2021 and $9.75 billion as of May 31, 2020. Based on current market rates, the fair value of this debt (level 2 liabilities) at May 30, 2021 and May 31, 2020 was estimated at $9.76 billion and $11.35 billion, respectively.

20. BUSINESS SEGMENTS AND RELATED INFORMATION

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

	2021	2020	2019
Net sales
Grocery & Snacks	$4,637.5	$4,617.1	$3,923.6
Refrigerated & Frozen	4,774.6	4,559.6	3,735.4
International	938.6	925.3	864.4
Foodservice	834.0	952.4	1,015.0
Total net sales	$11,184.7	$11,054.4	$9,538.4
Operating profit
Grocery & Snacks	$1,093.8	$915.2	$762.6
Refrigerated & Frozen	836.5	702.2	645.1
International	131.8	100.6	99.8
Foodservice	78.9	97.6	134.3
Total operating profit	$2,141.0	$1,815.6	$1,641.8
Equity method investment earnings	84.4	73.2	75.8
General corporate expenses	364.8	368.5	462.2
Pension and postretirement non-service income	54.5	9.9	35.1
Interest expense, net	420.4	487.1	391.4
Income tax expense	193.8	201.3	218.8
Income from continuing operations	$1,300.9	$841.8	$680.3
Less: Net income attributable to noncontrolling interests	2.1	1.7	0.1
Income from continuing operations attributable to Conagra Brands, Inc.	$1,298.8	$840.1	$680.2

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

(columnar dollars in millions except per share amounts)

The following table presents further disaggregation of our net sales:

	2021	2020	2019
Frozen	$3,948.0	$3,735.5	$2,994.8
Staples
Other shelf-stable	2,838.0	2,902.8	2,426.7
Refrigerated	826.6	824.1	740.6
Snacks	1,799.5	1,714.3	1,496.9
International	938.6	925.3	864.4
Foodservice	834.0	952.4	1,015.0
Total net sales	$11,184.7	$11,054.4	$9,538.4

To be consistent with how we present certain disaggregated net sales information to investors, we have categorized certain net sales of our segments as "Staples", which includes all of our U.S. domestic retail refrigerated products and other shelf-stable grocery products. Management continues to regularly review financial results and make decisions about allocating resources based upon the four reporting segments outlined above.

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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	2021	2020	2019
Net derivative gains (losses) incurred	$9.5	$(12.9)	$(3.6)
Less: Net derivative losses allocated to reporting segments	(6.1)	(7.4)	(1.8)
Net derivative gains (losses) recognized in general corporate expenses	$15.6	$(5.5)	$(1.8)
Net derivative losses allocated to Grocery & Snacks	$(2.3)	$(4.7)	$(2.5)
Net derivative losses allocated to Refrigerated & Frozen	(1.7)	(2.5)	(1.5)
Net derivative gains (losses) allocated to International	(1.7)	0.1	2.8
Net derivative losses allocated to Foodservice	(0.4)	(0.3)	(0.6)
Net derivative losses included in segment operating profit	$(6.1)	$(7.4)	$(1.8)

As of May 30, 2021, the cumulative amount of net derivative gains from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $11.5 million. This amount reflected net gains of $13.5 million incurred during the fiscal year ended May 30, 2021, as well as net losses of $2.0 million incurred prior to fiscal 2021. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results net gains of $11.2 million in fiscal 2022 and $0.3 million in fiscal 2023 and thereafter.

Assets by Segment

The majority of our manufacturing assets are shared across multiple reporting segments. Output from these facilities used by each reporting segment can change over time. Also, working capital balances are not tracked by reporting segment. Therefore,

Notes to Consolidated Financial Statements – (Continued)

Fiscal Years Ended May 30, 2021, May 31, 2020, and May 26, 2019

(columnar dollars in millions except per share amounts)

it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment. Total depreciation expense for fiscal 2021, 2020, and 2019 was $328.0 million, $329.1 million, and $283.9 million, respectively.

Other Information

Our operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant with respect to consolidated operations for fiscal 2021, 2020, and 2019. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were approximately $960.5 million, $946.8 million, and $919.5 million in fiscal 2021, 2020, and 2019, respectively. Our long-lived assets located outside of the United States are not significant.

Our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 26% of consolidated net sales for each of fiscal 2021 and 2020 and 24% of consolidated net sales for fiscal 2019, significantly impacting the Grocery & Snacks and Refrigerated & Frozen segments.

Walmart, Inc. and its affiliates accounted for approximately 31% and 30% of consolidated net receivables as of May 30, 2021 and May 31, 2020, respectively. The Kroger Co. and its affiliates accounted for approximately 11% and 10% of consolidated net receivables as of May 30, 2021 and May 31, 2020, respectively.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Conagra Brands, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Conagra Brands, Inc. and subsidiaries (the Company) as of May 30, 2021 and May 31, 2020, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended May 30, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of May 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 30, 2021 and May 31, 2020, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended May 30, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 30, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of the recoverability of the carrying value of goodwill

As described in Notes 1 and 8 to the consolidated financial statements, the Company’s goodwill was $11.37 billion as of May 30, 2021. Annually, or whenever events or changes in circumstances indicate potential asset impairment has occurred, the Company evaluates the recoverability of the carrying value of goodwill. The Company performed a quantitative impairment test of goodwill for its Sides, Components & Enhancers reporting unit in its first fiscal quarter of 2021, as a result of a reporting unit change.

We identified the evaluation of the recoverability of the carrying value of the Sides, Components & Enhancers reporting unit goodwill subsequent to the reporting unit change as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate certain assumptions used to determine the fair value of the reporting unit in the Company’s first fiscal quarter quantitative impairment test. These assumptions included forecasted revenue growth rates including the terminal growth rates, margin growth rates used in determining the forecasted cash flows, and selection of the discount rate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s evaluation of the assumptions used to determine the fair value of the reporting unit. We evaluated the Company’s ability to forecast cash flows by comparing historical forecasts to actual results and forecasted cash flows with the Company’s most recent plans. We also considered current industry, macroeconomic and market conditions, and the Company’s historical results in evaluating the assumptions described above. We involved our valuation professionals with specialized skills and knowledge who assisted in:

•	evaluating the terminal growth rates by comparing them with publicly available market data;
•

evaluating the discount rate used by the Company by comparing the Company’s inputs to the discount rate to publicly available data for comparable entities and assessing the resulting discount rate; and

•	testing the estimate of the fair value of the reporting unit using the Company’s cash flow assumptions and discount rate and comparing the results to the Company’s fair value estimate.

Evaluation of the recoverability of the carrying value of certain indefinite-lived intangible assets

As described in Notes 1 and 8 to the consolidated financial statements, the Company’s indefinite-lived intangible assets (consisting primarily of brand names and trademarks) were $4.16 billion as of May 30, 2021. For the fiscal year ended May 30, 2021, the Company recorded impairment charges totaling $90.9 million on indefinite-lived intangible assets. In assessing indefinite-lived intangible assets for impairment, the Company performs either a qualitative or quantitative assessment at least annually or whenever circumstances indicate a potential impairment exists. When a quantitative assessment is performed, the Company estimates the fair value of the intangibles by utilizing a discounted cash flow model that incorporates an estimated royalty rate that would be charged to a third party for the use of the brand. Impairment charges are recorded for any intangibles with carrying values in excess of the estimated fair values.

We identified the evaluation of the recoverability of the carrying value of certain indefinite-lived intangible assets for which a quantitative impairment assessment is performed as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate certain assumptions used in determining the fair value of these assets. These assumptions included the forecasted revenue growth rates including the terminal growth rates and forecasted margins, royalty rates, and discount rates.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the quantitative impairment assessments, including controls over the development of the assumptions described above. To assess the Company’s ability to forecast, we compared historical forecasts to actual results. We evaluated the forecasted revenue growth rates including terminal growth rates and forecasted margins used to support the royalty rates by considering current and past performance of the brand names, as well as external market and industry outlook data. We also involved valuation professionals with specialized skills and knowledge, who assisted for certain brand names intangibles in:

•	evaluating the terminal growth rates by comparing them to publicly available market data;
•	evaluating the royalty rates by determining that the selected royalty rates are supported by the associated brand name’s margin;
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
July 23, 2021

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of May 30, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

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

With the participation of Conagra Brands' Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of Conagra Brands' internal control over financial reporting as of May 30, 2021. In making this assessment, management used criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management concluded that, as of May 30, 2021, its internal control over financial reporting was effective.

The effectiveness of Conagra Brands' internal control over financial reporting as of May 30, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this annual report on Form 10-K.

/s/ SEAN M. CONNOLLY	/s/ DAVID S. MARBERGER
Sean M. Connolly	David S. Marberger
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
July 23, 2021	July 23, 2021

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to our directors will be set forth in the 2021 Proxy Statement under the heading "Voting Item #1: Election of Director Nominees," and the information is incorporated herein by reference. There were no material changes to the procedures by which security holders may recommend nominees to our Board during fiscal 2021.

Information regarding our executive officers is included in Part I of this Form 10-K under the heading "Information About Our Executive Officers," as permitted by the Instruction to Item 401 of Regulation S-K.

If applicable, information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by our directors, executive officers, and holders of more than ten percent of our equity securities will be set forth in the 2021 Proxy Statement under the heading "Information on Stock Ownership—Delinquent Section 16(a) Reports," and the information is incorporated herein by reference.

Information with respect to the Audit / Finance Committee and its financial experts will be set forth in the 2021 Proxy Statement under the heading "Voting Item #1: Election of Director Nominees—How We Govern—The Audit / Finance Committee" and "Voting Item #1: Election of Director Nominees—How We Govern—How We Govern—Board Committees," and the information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to director and executive compensation and our Human Resources Committee will be set forth in the 2021 Proxy Statement under the headings "Voting Item #1: Election of Director Nominees—How We Are Paid," "Voting Item #1: Election of Director Nominees—How We Govern—Human Resources Committee," "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation," "Potential Payments Upon termination of Change of Control," and "CEO Pay Ratio" and the information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners, directors and management will be set forth in the 2021 Proxy Statement under the heading "Information on Stock Ownership," and the information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about shares of our common stock that may be issued under existing equity compensation plans as of our most recent fiscal year-end, May 30, 2021.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1)) (3)
Equity compensation plans approved by security holders	7,463,546	$30.70	39,477,083
Equity compensation plans not approved by security holders	—	—	—
Total	7,463,546	$30.70	39,477,083

(1)

Represents shares underlying awards that have been granted under the terms of the Conagra Brands, Inc. 2014 Stock Plan (as amended effective December 11, 2017) (the "Plan"). Table amounts are comprised of 1,508,486 shares that could be issued under outstanding performance shares (assuming target achievement); 184,686 shares that could be issued under outstanding performance-based restricted stock units (assuming target achievement); 2,492,427 restricted stock units; 243,805 deferral interests in deferred compensation plans; and 3,034,142 shares issuable pursuant to outstanding stock options.

The performance shares and performance-based restricted stock units are earned and common stock issued if pre-set financial objectives are met. Actual shares issued may be equal to, less than, or greater than the number of outstanding performance shares and performance-based restricted stock units included in column (1), depending on actual performance. The restricted stock units vest and are payable in common stock after expiration of the time periods set forth in the related agreements. The interests in the deferred compensation plans are settled in common stock on the schedules selected by the participants.

(2)

Reflects the weighted-average exercise price of stock options, and does not take into account performance shares, performance-based restricted stock units, restricted stock units, or deferral interests, as such awards have no exercise price.

(3)	This number reflects securities available for future awards under the Plan and has not been reduced for the performance shares and performance-based restricted stock units included in column (1).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to director independence and certain relationships and related transactions will be set forth in the 2021 Proxy Statement under the headings "Voting Item #1: Election of Directors—How We are Selected, Evaluated and Organized—Director Independence," "Voting Item #1: Election of Directors—How We Govern—The Board's Audit / Finance Committee," and "Voting Item #1: Election of Directors—How We Govern—The Board's Human Resources Committee" and the information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to the principal accountant will be set forth in the 2021 Proxy Statement under the heading "Voting Item #2: Ratification of the Appointment of KPMG LLP as Our Independent Auditor for Fiscal 2022," and the information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

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

3.2	Amended and Restated Bylaws of Conagra Brands, Inc., incorporated herein by reference to Exhibit 3.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on July 28, 2020

4.1

Indenture, dated as of October 8, 1990, between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A. and The Chase Manhattan Bank (National Association)), as trustee, incorporated by reference to Exhibit 4.1 of Conagra Brands’ Registration Statement on Form S-3 (Registration No. 033-36967)

4.2

Indenture, dated as of October 12, 2017, between Conagra Brands, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated herein by reference to Exhibit 4.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on October 12, 2017

4.2.1

First Supplemental Indenture, dated as of October 12, 2017, between Conagra Brands, Inc. and Wells Fargo Bank, National Association, as trustee (including Form of Note), incorporated herein by reference to Exhibit 4.2 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on October 12, 2017

4.2.2

Second Supplemental Indenture, dated October 22, 2018, by and between Conagra Brands, Inc. and Wells Fargo Bank, National Association, as Trustee (including Forms of Notes), incorporated herein by reference to Exhibit 4.2 to Conagra Brands' Current Report on Form 8-K filed with the SEC on October 22, 2018

4.2.3

Third Supplemental Indenture, dated October 16, 2020, by and between Conagra Brands, Inc. and Wells Fargo Bank, National Association as Trustee (including Form of Note), incorporated herein by reference to Exhibit 4.2 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on October 16, 2020

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

**10.5.10	Form of CEO Performance-Based Restricted Stock Units Agreement, incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on April 16, 2019

**10.5.11	Form of CEO Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 10.5.11 to Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 26, 2019

**10.6	Form of Director Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on May 19, 2020

**10.7	Form of Senior Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on July 28, 2020

**10.8	ConAgra Foods, Inc. 2014 Executive Incentive Plan incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on September 22, 2014

**10.9

ConAgra Foods, Inc. 2008 Performance Share Plan, effective July 16, 2008, incorporated herein by reference to Exhibit 10.3 of Conagra Brands’ Quarterly Report on Form 10-Q for quarter ended August 24, 2008

**10.9.1

First Amendment to ConAgra Foods, Inc. 2008 Performance Share Plan, dated July 19, 2017, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on July 25, 2017

**10.10

Form of Amended and Restated Change of Control Agreement between ConAgra Foods and its executives (pre September 2011), incorporated herein by reference to Exhibit 10.14 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended November 23, 2008

**10.11

Form of Change of Control Agreement between ConAgra Foods and its executives (post September 2011), as amended and restated on February 18, 2015, incorporated herein by reference to Exhibit 10.16.1 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 31, 2015

**10.12

Change of Control Agreement, dated as of February 12, 2015, between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and Sean Connolly, incorporated herein by reference to Exhibit 10.3 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on February 12, 2015

**10.13

Employment Agreement, dated as of February 12, 2015, between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and Sean Connolly, incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on February 12, 2015

**10.13.1

Amendment to Employment Agreement dated December 31, 2015, effective January 1, 2016, by and between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and Sean Connolly, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 28, 2016

**10.13.2

Letter of Agreement, dated as of August 2, 2018, between Conagra Brands, Inc. and Sean M. Connolly, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2018

**10.14

Form of Executive Time Sharing Agreement, as adopted on February 18, 2015, incorporated herein by reference to Exhibit 10.17 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 31, 2015

**10.15

Letter Agreement, by and between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and David Marberger, dated as of July 13, 2016, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the Quarter Ended August 28, 2016

**10.16

Letter Agreement, dated September 10, 2015, by and between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and David Biegger, incorporated herein by reference to Exhibit 10.22 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 28, 2017

10.17

Term Loan Agreement, dated May 21, 2020, by and among Conagra Brands, Inc. and Farm Credit Services of America, PCA, as administrative agent and a lender, and the other financial institutions party thereto, incorporated herein by reference to Exhibit 10.1 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on May 21, 2020

10.18

Amended and Restated Revolving Credit Agreement, dated July 11, 2018, by and among Conagra Brands, Inc. and Bank of America, N.A., as administrative agent and a lender, JPMorgan Chase Bank, N.A., as syndication agent and a lender, and the other financial institutions party thereto, incorporated herein by reference to Exhibit 10.2 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on July 17, 2018

10.19

Amendment No. 1, dated as of July 13, 2021, to Amended and Restated Revolving Credit Agreement by and among Conagra Brands, Inc., the banks, financial institutions and other institutional lenders party thereto, as lenders, and Bank of America, N.A., as administrative agent

10.20

Tax Matters Agreement, dated as of November 8, 2016, by and between Conagra Brands, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 10.1 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on November 10, 2016

10.21

Trademark License Agreement, dated as of November 8, 2016, by and between ConAgra Foods RDM, Inc. and ConAgra Foods Lamb Weston, Inc., incorporated herein by reference to Exhibit 10.4 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on November 10, 2016

10.21.1

First Amendment to Trademark License Agreement, dated March 20, 2017, by and between ConAgra Foods RDM, Inc. and Lamb Weston, Inc. (formerly known as ConAgra Foods Lamb Weston, Inc.), incorporated herein by reference to Exhibit 10.32.1 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 28, 2017

21	Subsidiaries of Conagra Brands, Inc.

23	Consent of KPMG LLP

24	Powers of Attorney

31.1	Section 302 Certificate

31.2	Section 302 Certificate

32	Section 906 Certificates

101

The following materials from Conagra Brands' Annual Report on Form 10-K for the year ended May 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Common Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

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
July 23, 2021

By:	/s/ DAVID S. MARBERGER
David S. Marberger
Executive Vice President and Chief Financial Officer
July 23, 2021

By:	/s/ ROBERT G. WISE
Robert G. Wise
Senior Vice President and Corporate Controller
July 23, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of July, 2021.

Sean M. Connolly*	Director
Anil Arora*	Director
Thomas K. Brown*	Director
Emanuel Chirico*	Director
Joie A. Gregor*	Director
Rajive Johri*	Director
Richard H. Lenny*	Director
Melissa Lora*	Director
Ruth Ann Marshall*	Director
Craig P. Omtvedt*	Director
Scott Ostfeld*	Director

*

David S. Marberger, by signing his name hereto, signs this annual report on Form 10-K on behalf of each person indicated. Powers-of-Attorney authorizing David S. Marberger to sign this annual report on Form 10-K on behalf of each of the indicated Directors of Conagra Brands, Inc. have been filed herewith as Exhibit 24.

By:	/s/ DAVID S. MARBERGER
David S. Marberger
Attorney-In-Fact