Form 10-Q
period 2021-08-29
CONAGRA BRANDS INC.
filed 2021-10-07
CIK 23217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2021

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

Number of shares outstanding of issuer's common stock as of August 29, 2021 was 479,689,781.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions except per share amounts)

(unaudited)

	Thirteen weeks ended
	August 29, 2021	August 30, 2020
Net sales	$2,653.3	$2,678.9
Costs and expenses:
Cost of goods sold	1,979.9	1,868.7
Selling, general and administrative expenses	310.1	300.3
Pension and postretirement non-service income	(16.1)	(13.8)
Interest expense, net	94.2	113.7
Income before income taxes and equity method investment earnings	285.2	410.0
Income tax expense	69.7	86.7
Equity method investment earnings	20.2	6.5
Net income	$235.7	$329.8
Less: Net income attributable to noncontrolling interests	0.3	0.8
Net income attributable to Conagra Brands, Inc.	$235.4	$329.0
Earnings per share — basic
Net income attributable to Conagra Brands, Inc. common stockholders	$0.49	$0.67
Earnings per share — diluted
Net income attributable to Conagra Brands, Inc. common stockholders	$0.49	$0.67

See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Thirteen weeks ended
	August 29, 2021			August 30, 2020
	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount
Net income	$305.4	$(69.7)	$235.7	$416.5	$(86.7)	$329.8
Other comprehensive income:
Derivative adjustments:
Unrealized derivative adjustments	(2.5)	0.6	(1.9)	(0.6)	0.1	(0.5)
Reclassification for derivative adjustments included in net income	(0.3)	0.1	(0.2)	(0.9)	0.2	(0.7)
Unrealized currency translation gains (losses)	(15.7)	—	(15.7)	18.0	(0.5)	17.5
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	2.1	(0.2)	1.9	0.4	(0.1)	0.3
Reclassification for pension and post-employment benefit obligations included in net income	(0.8)	0.2	(0.6)	(0.8)	0.2	(0.6)
Comprehensive income	288.2	(69.0)	219.2	432.6	(86.8)	345.8
Comprehensive income (loss) attributable to noncontrolling interests	(0.9)	(0.1)	(1.0)	3.3	(0.3)	3.0
Comprehensive income attributable to Conagra Brands, Inc.	$289.1	$(68.9)	$220.2	$429.3	$(86.5)	$342.8

See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions except share data)

(unaudited)

	August 29, 2021	May 30, 2021
ASSETS
Current assets
Cash and cash equivalents	$67.0	$79.2
Receivables, less allowance for doubtful accounts of $3.2	834.4	793.9
Inventories	1,954.6	1,734.0
Prepaid expenses and other current assets	116.2	95.0
Total current assets	2,972.2	2,702.1
Property, plant and equipment	5,707.9	5,624.7
Less accumulated depreciation	(3,061.7)	(3,016.2)
Property, plant and equipment, net	2,646.2	2,608.5
Goodwill	11,369.2	11,373.5
Brands, trademarks and other intangibles, net	4,140.7	4,157.6
Other assets	1,407.0	1,349.3
Noncurrent assets held for sale	4.6	4.6
	$22,539.9	$22,195.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$458.6	$707.4
Current installments of long-term debt	21.9	23.1
Accounts payable	1,674.4	1,655.9
Accrued payroll	105.6	175.2
Other accrued liabilities	829.8	744.6
Total current liabilities	3,090.3	3,306.2
Senior long-term debt, excluding current installments	8,779.6	8,275.2
Other noncurrent liabilities	2,034.1	1,982.8
Total liabilities	13,904.0	13,564.2
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 584,219,229	2,921.2	2,921.2
Additional paid-in capital	2,305.0	2,342.1
Retained earnings	6,348.3	6,262.6
Accumulated other comprehensive income (loss)	(9.4)	5.8
Less treasury stock, at cost, 104,529,448 and 103,934,839 common shares	(3,008.1)	(2,979.9)
Total Conagra Brands, Inc. common stockholders' equity	8,557.0	8,551.8
Noncontrolling interests	78.9	79.6
Total stockholders' equity	8,635.9	8,631.4
	$22,539.9	$22,195.6

See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Thirteen weeks ended
	August 29, 2021	August 30, 2020
Cash flows from operating activities:
Net income	$235.7	$329.8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	96.5	95.2
Asset impairment charges	0.7	3.4
Equity method investment earnings less than (in excess of) distributions	(7.4)	4.0
Stock-settled share-based payments expense	2.6	16.5
Contributions to pension plans	(2.9)	(5.9)
Pension benefit	(12.4)	(9.6)
Other items	1.4	24.3
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Receivables	(40.5)	52.4
Inventories	(220.7)	(202.8)
Deferred income taxes and income taxes payable, net	57.6	15.6
Prepaid expenses and other current assets	(19.8)	(16.7)
Accounts payable	64.8	20.8
Accrued payroll	(69.5)	(79.1)
Other accrued liabilities	53.7	36.6
Net cash flows from operating activities	139.8	284.5
Cash flows from investing activities:
Additions to property, plant and equipment	(154.9)	(145.5)
Sale of property, plant and equipment	1.9	0.6
Purchase of marketable securities	(1.9)	(1.5)
Sale of marketable securities	—	3.4
Other items	—	0.1
Net cash flows from investing activities	(154.9)	(142.9)
Cash flows from financing activities:
Issuances of commercial paper, maturities greater than 90 days	249.8	—
Net repayments of other short-term borrowings	(498.6)	(0.5)
Issuance of long-term debt	499.1	—
Repayment of long-term debt	(23.7)	(133.4)
Debt issuance costs	(1.9)	—
Repurchase of Conagra Brands, Inc. common shares	(50.0)	—
Payment of intangible asset financing arrangement	(12.6)	(12.9)
Cash dividends paid	(132.1)	(103.5)
Exercise of stock options and issuance of other stock awards, including tax withholdings	(17.6)	(9.3)
Other items	(6.9)	—
Net cash flows from financing activities	5.5	(259.6)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2.6)	2.9
Net change in cash and cash equivalents and restricted cash	(12.2)	(115.1)
Cash and cash equivalents and restricted cash at beginning of period	80.2	554.3
Cash and cash equivalents and restricted cash at end of period	$68.0	$439.2

See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(columnar dollars in millions except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. The adjustments are of a normal recurring nature, except as otherwise noted. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Conagra Brands, Inc. (the "Company", "Conagra Brands", "we", "us", or "our") Annual Report on Form 10-K for the fiscal year ended May 30, 2021.

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

Revenue Recognition — Our revenues primarily consist of the sale of food products that are sold to retailers and foodservice customers through direct sales forces, broker, and distributor arrangements. These revenue contracts generally have single performance obligations. Revenue, which includes shipping and handling charges billed to the customer, is reported net of consideration payable to our customers, including applicable discounts, returns, allowances, trade promotion, consumer coupon redemption, unsaleable product, and other costs. Amounts billed and due from our customers are classified as receivables and require payment on a short-term basis and, therefore, we do not have any significant financing components.

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

The following table details the accumulated balances for each component of other comprehensive income (loss), net of tax:

	August 29, 2021	May 30, 2021
Currency translation losses, net of reclassification adjustments	$(91.5)	$(77.1)
Derivative adjustments, net of reclassification adjustments	22.2	24.3
Pension and postretirement benefit obligations, net of reclassification adjustments	59.9	58.6
Accumulated other comprehensive income (loss)	$(9.4)	$5.8

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) into income:

	Thirteen weeks ended		Affected Line Item in the Condensed Consolidated Statement of Earnings[1]
	August 29, 2021	August 30, 2020
Net derivative adjustments:
Cash flow hedges	$(0.8)	$(0.9)	Interest expense, net
Cash flow hedges	0.5	—	Equity method investment earnings
	(0.3)	(0.9)	Total before tax
	0.1	0.2	Income tax expense
	$(0.2)	$(0.7)	Net of tax
Pension and postretirement liabilities:
Net prior service cost	$—	$0.1	Pension and postretirement non-service income
Net actuarial gain	(0.8)	(0.9)	Pension and postretirement non-service income
	(0.8)	(0.8)	Total before tax
	0.2	0.2	Income tax expense
	$(0.6)	$(0.6)	Net of tax

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

Other Assets Held for Sale

From time to time, we actively market certain other assets. Balances totaling $4.6 million at both August 29, 2021 and May 30, 2021 have been reclassified as noncurrent assets held for sale within our Condensed Consolidated Balance Sheets.

3. RESTRUCTURING ACTIVITIES

Pinnacle Integration Restructuring Plan

In December 2018, our Board of Directors (the "Board") approved a restructuring and integration plan related to the ongoing integration of the operations of Pinnacle Foods, Inc. ("Pinnacle"), which we acquired in October 2018 (the "Pinnacle Integration Restructuring Plan"), for the purpose of achieving significant cost synergies between the companies, as a result of which we expect to incur material charges for exit and disposal activities under U.S. GAAP. We expect to incur approximately $357.0 million of charges ($283.2 million of cash charges and $73.8 million of non-cash charges) for actions identified to date under the Pinnacle Integration Restructuring Plan. The Board and/or our senior management have authorized incurrence of these charges. In the first quarter of fiscal 2022 and 2021, we recognized charges of $7.3 million and $8.6 million, respectively, in connection with the Pinnacle Integration Restructuring Plan. We expect to incur costs related to the Pinnacle Integration Restructuring Plan over a multi-year period.

We anticipate that we will recognize the following pre-tax expenses in association with the Pinnacle Integration Restructuring Plan (amounts include charges recognized from plan inception through the first quarter of fiscal 2022):

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$7.6	$4.6	$—	$—	$12.2
Other cost of goods sold	3.8	7.1	0.7	—	11.6
Total cost of goods sold	11.4	11.7	0.7	—	23.8
Severance and related costs	—	3.5	1.5	112.2	117.2
Asset impairment (net of gains on disposal)	30.3	4.0	—	2.6	36.9
Accelerated depreciation	—	—	—	7.4	7.4
Contract/lease termination	7.7	8.2	0.8	16.1	32.8
Consulting/professional fees	1.0	—	0.8	105.7	107.5
Other selling, general and administrative expenses	5.9	4.5	0.3	20.7	31.4
Total selling, general and administrative expenses	44.9	20.2	3.4	264.7	333.2
Consolidated total	$56.3	$31.9	$4.1	$264.7	$357.0

During the first quarter of fiscal 2022, we recognized the following pre-tax expenses for the Pinnacle Integration Restructuring Plan:
	Grocery & Snacks	Refrigerated & Frozen	Corporate	Total
Other cost of goods sold	$—	$0.1	$—	$0.1
Total cost of goods sold	—	0.1	—	0.1
Severance and related costs	—	—	(0.2)	(0.2)
Contract/lease termination	—	—	0.2	0.2
Consulting/professional fees	0.1	—	5.7	5.8
Other selling, general and administrative expenses	0.1	0.8	0.5	1.4
Total selling, general and administrative expenses	0.2	0.8	6.2	7.2
Consolidated total	$0.2	$0.9	$6.2	$7.3

All of these charges have resulted or will result in cash outflows.

We recognized the following cumulative (plan inception to August 29, 2021) pre-tax expenses for the Pinnacle Integration Restructuring Plan in our Condensed Consolidated Statement of Earnings:

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$0.6	$4.6	$—	$—	$5.2
Other cost of goods sold	2.3	3.0	0.7	—	6.0
Total cost of goods sold	2.9	7.6	0.7	—	11.2
Severance and related costs	—	3.4	1.5	112.2	117.1
Asset impairment (net of gains on disposal)	0.3	4.0	—	2.6	6.9
Accelerated depreciation	—	—	—	7.4	7.4
Contract/lease termination	1.8	—	0.8	16.1	18.7
Consulting/professional fees	0.8	—	0.8	95.2	96.8
Other selling, general and administrative expenses	2.9	1.9	0.3	17.8	22.9
Total selling, general and administrative expenses	5.8	9.3	3.4	251.3	269.8
Consolidated total	$8.7	$16.9	$4.1	$251.3	$281.0

Included in the above results are $248.2 million of charges that have resulted or will result in cash outflows and $32.8 million in non-cash charges.

Liabilities recorded for the Pinnacle Integration Restructuring Plan and changes therein for the first quarter of fiscal 2022 were as follows:

	Balance at May 30, 2021	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at August 29, 2021
Severance and related costs	$5.1	$—	$(0.9)	$(0.2)	$4.0
Contract/lease termination	—	0.2	(0.2)	—	—
Consulting/professional fees	3.9	5.8	(5.3)	—	4.4
Other costs	—	1.5	(1.5)	—	—
Total	$9.0	$7.5	$(7.9)	$(0.2)	$8.4

Conagra Restructuring Plan

In fiscal 2019, senior management initiated a restructuring plan (the "Conagra Restructuring Plan") for costs incurred in connection with actions taken to improve selling, general and administrative ("SG&A") expense effectiveness and efficiencies and to optimize our supply chain network. Although we remain unable to make good faith estimates relating to the entire Conagra Restructuring Plan, we are reporting on actions initiated through the end of the first quarter of fiscal 2022, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of August 29, 2021, we have approved the incurrence of $172.6 million ($45.8 million of cash charges and $126.8 million of non-cash charges) for several projects associated with the Conagra Restructuring Plan. We have incurred or expect to incur $144.7 million of charges ($36.0 million of cash charges and $108.7 million of non-cash charges) for actions identified to date under the Conagra Restructuring Plan. In the first quarter of fiscal 2022 and 2021, we recognized charges of $8.5 million and $17.3 million, respectively, in connection with the Conagra Restructuring Plan. We expect to incur costs related to the Conagra Restructuring Plan over a multi-year period.

We anticipate that we will recognize the following pre-tax expenses in association with the Conagra Restructuring Plan (amounts include charges recognized from plan inception through the first quarter of fiscal 2022):

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Corporate	Total
Accelerated depreciation	$34.7	$39.1	$—	$—	$—	$73.8
Other cost of goods sold	8.9	1.3	—	—	—	10.2
Total cost of goods sold	43.6	40.4	—	—	—	84.0
Severance and related costs	12.6	1.1	1.1	0.3	2.6	17.7
Asset impairment (net of gains on disposal)	26.9	0.3	0.1	—	—	27.3
Contract/lease termination	0.1	—	—	—	0.2	0.3
Consulting/professional fees	—	—	—	—	0.9	0.9
Other selling, general and administrative expenses	11.1	2.6	—	—	0.2	13.9
Total selling, general and administrative expenses	50.7	4.0	1.2	0.3	3.9	60.1
Total	$94.3	$44.4	$1.2	$0.3	$3.9	$144.1
Pension and postretirement non-service income						0.6
Consolidated total						$144.7

During the first quarter of fiscal 2022, we recognized the following pre-tax expenses for the Conagra Restructuring Plan:
	Grocery & Snacks	Refrigerated & Frozen	Foodservice	Corporate	Total
Accelerated depreciation	$1.0	$5.3	$—	$—	$6.3
Total cost of goods sold	1.0	5.3	—	—	6.3
Severance and related costs	1.7	(1.2)	0.3	0.2	1.0
Asset impairment (net of gains on disposal)	(0.2)	—	—	—	(0.2)
Other selling, general and administrative expenses	1.4	—	—	—	1.4
Total selling, general and administrative expenses	2.9	(1.2)	0.3	0.2	2.2
Total	$3.9	$4.1	$0.3	$0.2	$8.5

Included in the above results are $2.4 million in charges that have resulted or will result in cash outflows and $6.1 million in non-cash charges.

We recognized the following cumulative (plan inception to August 29, 2021) pre-tax expenses for the Conagra Restructuring Plan in our Condensed Consolidated Statement of Earnings:
	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Corporate	Total
Accelerated depreciation	$33.0	$32.0	$—	$—	$—	$65.0
Other cost of goods sold	4.8	0.2	—	—	—	5.0
Total cost of goods sold	37.8	32.2	—	—	—	70.0
Severance and related costs	12.1	0.6	1.1	0.3	2.3	16.4
Asset impairment (net of gains on disposal)	26.9	0.3	0.1	—	—	27.3
Contract/lease termination	—	—	—	—	0.1	0.1
Other selling, general and administrative expenses	6.4	0.3	—	—	0.2	6.9
Total selling, general and administrative expenses	45.4	1.2	1.2	0.3	2.6	50.7
Total	$83.2	$33.4	$1.2	$0.3	$2.6	$120.7
Pension and postretirement non-service income						0.6
Consolidated total						$121.3

Included in the above results are $26.5 million of charges that have resulted or will result in cash outflows and $94.8 million in non-cash charges.

Liabilities recorded for the Conagra Restructuring Plan and changes therein for the first quarter of fiscal 2022 were as follows:

	Balance at May 30, 2021	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at August 29, 2021
Severance and related costs	$9.7	$2.3	$(0.7)	$(1.3)	$10.0
Other costs	—	1.4	(1.4)	—	—
Total	$9.7	$3.7	$(2.1)	$(1.3)	$10.0

4. LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

During the first quarter of fiscal 2022, we issued $500.0 million aggregate principal amount of 0.500% senior notes due August 11, 2023.

During the fourth quarter of fiscal 2021, we repaid the remaining outstanding $195.9 million aggregate principal amount of our 9.75% subordinated notes on their maturity date of March 1, 2021.

During the third quarter of fiscal 2021, we redeemed $400.0 million aggregate principal amount of our 3.20% senior notes prior to their maturity date of January 25, 2023.

During the second quarter of fiscal 2021, we issued $1.0 billion aggregate principal amount of 1.375% senior notes due November 1, 2027 (the "2027 Senior Notes"). We also redeemed the entire outstanding $1.20 billion aggregate principal amount of our 3.80% senior notes prior to their maturity date of October 22, 2021. This redemption was primarily funded using the net proceeds from the issuance of the 2027 Senior Notes.

During the second quarter of fiscal 2021, we also repaid the entire outstanding $500.0 million aggregate principal amount of our floating rate notes on their maturity date of October 9, 2020.

During the first quarter of fiscal 2021, we repaid the remaining outstanding $126.6 million aggregate principal amount of our 4.95% senior notes on their maturity date of August 15, 2020.

At August 29, 2021, we had a revolving credit facility (the "Revolving Credit Facility") with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $1.6 billion (subject to increase to a maximum aggregate principal amount of $2.1 billion with the consent of the lenders). The Revolving Credit Facility matures on July 11, 2024 and is unsecured. The term of the Revolving Credit Facility may be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. As of August 29, 2021, there were no outstanding borrowings under the Revolving Credit Facility.

In the first quarter of fiscal 2022, we entered into an amendment to the Revolving Credit Facility (the "Amended Revolving Credit Facility"). The Amended Revolving Credit Facility generally requires our ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest expense not to be less than 3.0 to 1.0 and our ratio of funded debt to EBITDA not to exceed 4.5 to 1.0, with each ratio to be calculated on a rolling four-quarter basis. As of August 29, 2021, we were in compliance with all financial covenants under the Amended Revolving Credit Facility.

Net interest expense consists of:

	Thirteen weeks ended
	August 29, 2021	August 30, 2020
Long-term debt	$96.9	$117.0
Short-term debt	0.6	—
Interest income	(0.3)	(0.8)
Interest capitalized	(3.0)	(2.5)
	$94.2	$113.7

5. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the first quarter of fiscal 2022 was as follows:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Balance as of May 30, 2021	$4,698.2	$5,625.1	$302.5	$747.7	$11,373.5
Currency translation	—	—	(4.3)	—	(4.3)
Balance as of August 29, 2021	$4,698.2	$5,625.1	$298.2	$747.7	$11,369.2

Other identifiable intangible assets were as follows:

	August 29, 2021		May 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$3,300.0	$—	$3,301.2	$—
Amortizing intangible assets	1,234.1	393.4	1,235.3	378.9
	$4,534.1	$393.4	$4,536.5	$378.9

Non-amortizing intangible assets are composed of brands and trademarks.

Amortizing intangible assets, carrying a remaining weighted average life of approximately 19 years, are principally composed of customer relationships and acquired intellectual property. Amortization expense was $14.9 million for the first quarter of both fiscal 2022 and 2021. Based on amortizing assets recognized in our Condensed Consolidated Balance Sheet as of August 29, 2021, amortization expense is estimated to average $52.8 million for each of the next five years.

6. DERIVATIVE FINANCIAL INSTRUMENTS

Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.

Commodity and commodity index futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of August 29, 2021, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through October 2022.

In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of August 29, 2021, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through May 2022.

From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.

Derivatives Designated as Cash Flow Hedges

During the first quarter of fiscal 2019, we entered into deal-contingent forward starting interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to help finance the acquisition of Pinnacle. We settled these contracts during the second quarter of fiscal 2019 and deferred a $47.5 million gain in accumulated other comprehensive income that is being amortized as a reduction of interest expense over the lives of the related debt instruments. The unamortized amount at August 29, 2021, was $37.4 million.

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

All derivative instruments are recognized on our balance sheets at fair value (refer to Note 14 for additional information related to fair value measurements). The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with U.S. GAAP, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At August 29, 2021 and May 30, 2021, amounts representing an obligation to return cash collateral of $1.6 million and $2.0 million, respectively, were included in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.

Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or an obligation to return cash collateral were reflected in our Condensed Consolidated Balance Sheets as follows:

	August 29, 2021	May 30, 2021
Prepaid expenses and other current assets	$12.3	$15.5
Other accrued liabilities	0.7	6.9

The following table presents our derivative assets and liabilities, at August 29, 2021, on a gross basis, prior to the setoff of $4.0 million to total derivative assets and $2.4 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$14.9	Other accrued liabilities	$2.4
Foreign exchange contracts	Prepaid expenses and other current assets	1.4	Other accrued liabilities	0.7
Total derivatives not designated as hedging instruments		$16.3		$3.1

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

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Condensed Consolidated Statements of Earnings were as follows:

	Location in Condensed Consolidated	Gains (Losses) Recognized on Derivatives in Condensed Consolidated Statements of Earnings for the Thirteen Weeks Ended
Derivatives Not Designated as Hedging Instruments	Statements of Earnings of Gains (Losses) Recognized on Derivatives	August 29, 2021	August 30, 2020
Commodity contracts	Cost of goods sold	$4.2	$1.2
Foreign exchange contracts	Cost of goods sold	6.0	(5.2)
Total gains (losses) from derivative instruments not designated as hedging instruments		$10.2	$(4.0)

As of August 29, 2021, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $117.8 million and $127.2 million for purchase and sales contracts, respectively. As of May 30, 2021, our open commodity contracts had a notional value of $148.8 million and $159.4 million for purchase and sales contracts, respectively. The notional amount of our foreign currency forward contracts as of August 29, 2021 and May 30, 2021 was $102.1 million and $111.4 million, respectively.

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

At August 29, 2021, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contract, was $2.8 million.

7. SHARE-BASED PAYMENTS

For the first quarter of fiscal 2022 and 2021, we recognized total stock-based compensation expense (including restricted stock units, cash-settled restricted stock units, performance shares, and performance-based restricted stock units) of $2.6 million and $17.4 million, respectively. In the first quarter of fiscal 2022, we granted 1.0 million restricted stock units at a weighted average grant date price of $34.34 and 0.5 million performance shares at a weighted average grant date price of $34.13.

Performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goals for the three-year performance periods ending in fiscal 2022 (the "2022 performance period") and fiscal 2024 (the "2024 performance period") are based on our diluted earnings per share ("EPS") compound annual growth rate ("CAGR"), subject to certain adjustments, measured over the defined performance periods. The performance goal for one-third of the target number of performance shares for the three-year performance period ending in fiscal 2023 (the "2023 performance period") is based on our fiscal 2021 diluted EPS CAGR, subject to certain adjustments. The performance goal for the final two-thirds of the target number of performance shares granted for the 2023 performance period is based on our diluted EPS CAGR, subject to certain adjustments, measured over the two-year period ending in fiscal 2023. For each of the 2022 performance period, 2023 performance period, and 2024 performance period, the awards actually earned will range from zero to two hundred percent of the targeted number of performance shares for such performance period. Dividend equivalents are paid on the portion of performance shares actually earned at our regular dividend rate in additional shares of common stock.

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

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended
	August 29, 2021	August 30, 2020
Net income attributable to Conagra Brands, Inc. common stockholders:	$235.4	$329.0
Weighted average shares outstanding:
Basic weighted average shares outstanding	480.4	488.2
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	1.9	1.7
Diluted weighted average shares outstanding	482.3	489.9

For the first quarter of fiscal 2022 and 2021, there were 0.5 million and 1.0 million stock options outstanding, respectively, that were excluded from the computation of diluted weighted average shares because the effect was antidilutive.

9. INVENTORIES

The major classes of inventories were as follows:

	August 29, 2021	May 30, 2021
Raw materials and packaging	$307.8	$290.7
Work in process	169.0	125.1
Finished goods	1,395.1	1,238.1
Supplies and other	82.7	80.1
Total	$1,954.6	$1,734.0

10. INCOME TAXES

In the first quarter of fiscal 2022 and 2021, we recognized income tax expense of $69.7 million and $86.7 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 22.8% and 20.8% for the first quarter of fiscal 2022 and 2021, respectively.

The effective tax rate in the first quarter of fiscal 2022 reflected a benefit of $3.6 million from the settlement of tax issues that were previously reserved.

The effective tax rate for the first quarter of fiscal 2021 reflected a benefit of $7.6 million resulting from the regulations issued by the U.S. Treasury and Internal Revenue Service on certain provisions of the 2017 Tax Cuts and Jobs Act.

The amount of gross unrecognized tax benefits for uncertain tax positions was $26.0 million as of August 29, 2021 and $33.0 million as of May 30, 2021. Included in both amounts was $0.8 million for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The gross unrecognized tax benefits excluded related liabilities for gross interest and penalties of $7.8 million and $8.8 million as of August 29, 2021 and May 30, 2021, respectively.

The net amount of unrecognized tax benefits at August 29, 2021 and May 30, 2021 that, if recognized, would impact the Company's effective tax rate was $21.3 million and $28.2 million, respectively.

We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $7.9 million over the next twelve months due to various state audit settlements and the expiration of statutes of limitations.

In fiscal 2021, we completed a restructuring of our ownership interest in the Ardent Mills joint venture, a milling business, that utilized a portion of our capital loss carryforward prior to its expiration. Also in fiscal 2021, we completed several other transactions related to retained assets in conjunction with the divestitures of the Peter Pan® peanut butter and Egg Beaters® businesses that we believe will utilize a portion of the remaining capital loss carryforward. These transactions are subject to certain elections and are currently under review by the Internal Revenue Service. We believe they may result in increases to the tax basis in those assets and if successful would result in tax benefits being realized in future periods.

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

We have accrued $11.9 million and $51.9 million, within other accrued liabilities and other noncurrent liabilities, respectively, for this matter as of August 29, 2021. The extent of insurance coverage is uncertain and the Company's carriers are on notice; however, any possible insurance recovery has not been considered for purposes of determining our liability.

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

The Company, its directors, and several of its executive officers are defendants in several class actions alleging violations of federal securities laws. The lawsuits assert that the Company's officers made material misstatements and omissions that caused the market to have an unrealistically positive assessment of the Company's financial prospects in light of the acquisition of Pinnacle, thus causing the Company's securities to be overvalued prior to the release of the Company's consolidated financial results on December 20, 2018 for the second quarter of fiscal year 2019. The first of these lawsuits, captioned West Palm Beach Firefighters' Pension Fund v. Conagra Brands, Inc., et al., with which subsequent lawsuits alleging similar facts have been consolidated, was filed on February 22, 2019 in the U.S. District Court for the Northern District of Illinois. That consolidated lawsuit was dismissed with prejudice on December 23, 2020 for failure to state a claim. On January 22, 2021, the plaintiff filed a notice of appeal of the trial court's decision to the U.S. Court of Appeals for the Seventh Circuit. In addition, on May 9, 2019, a stockholder filed a derivative action on behalf of the Company against the Company's directors captioned Klein v. Arora, et al. in the U.S. District Court for the Northern District of Illinois asserting harm to the Company due to alleged breaches of fiduciary duty and mismanagement in connection with the Pinnacle acquisition. On July 9, 2019, September 20, 2019, and March 10, 2020, the Company received three separate demands from stockholders under Delaware law to inspect the Company's books and records related to the Board of Directors' review of the Pinnacle business, acquisition, and the Company's public statements related to them. On July 22, 2019 and August 6, 2019, respectively, two additional stockholder derivative lawsuits captioned Opperman v. Connolly, et al. and Dahl v. Connolly, et al. were filed in the U.S. District Court for the Northern District of Illinois asserting similar facts and claims as the Klein v. Arora, et al. matter. On October 21, 2019, the Company received an additional demand from a stockholder under Delaware law to appoint a special committee to investigate the conduct of certain officers and directors in connection with the Pinnacle acquisition and the Company's public statements. All remaining stockholder lawsuits and demands are currently stayed by agreement pending the final outcome of the West Palm Beach Firefighters' Pension Fund matter. We have put the Company's insurance carriers on notice of each of these securities and stockholder matters. While we cannot predict with certainty the results of these or any other legal proceedings, we do not expect these matters to have a material adverse effect on our financial condition, results of operations, or business.

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

In October 2019, the Minnesota Pollution Control Agency ("MPCA") initiated an odor complaint investigation at our Waseca, Minnesota vegetable processing facility. As a result of the investigation, the MPCA required implementation of a continuous monitoring system running from May 1 – October 31 to monitor hydrogen sulfide emissions at the wastewater treatment facility. As a result of the monitoring data findings, the MPCA has alleged violations of Minnesota Ambient Air Quality Standards based on our hydrogen sulfide emissions during calendar years 2020 and 2021. The MPCA proposed a penalty of $2.2 million for 2020, and we are awaiting a proposed additional penalty for 2021 until after the monitoring season is complete. We are currently in settlement negotiations with the MPCA related to these allegations.

We are a party to certain environmental proceedings relating to our acquisition of Beatrice in fiscal 1991. Such proceedings include proceedings related to businesses divested by Beatrice prior to our acquisition of Beatrice. The current environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's possible status as a potentially responsible party at approximately 40 Superfund, proposed Superfund, or state-equivalent sites (the "Beatrice sites"). These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, polychlorinated biphenyls, acids, lead, sulfur, tannery wastes, and/or other contaminants. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $55.0 million ($2.4 million within other accrued liabilities and $52.6 million within other noncurrent liabilities) as of August 29, 2021, a majority of which relates to the Superfund and state-equivalent sites referenced above. During the third quarter of fiscal 2017, a final Remedial Investigation/Feasibility Study was submitted for the Southwest Properties portion ("Operating Unit 4") of the Wells G&H Superfund site, which is one of the Beatrice sites. The U.S. Environmental Protection Agency ("EPA") issued a Record of Decision ("ROD") for the Southwest Properties portion of the site on September 29, 2017 and entered into negotiations with potentially responsible parties to determine final responsibility for implementing the ROD. On September 14, 2020, the district court entered a consent decree among EPA and the settling defendants, including the Company.

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

We also guarantee a lease resulting from an exited facility. As of August 29, 2021, the remaining term of this arrangement did not exceed six years and the maximum amount of future payments we have guaranteed was $13.2 million.

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

Components of pension and postretirement plan costs (benefits) are:

	Pension Plans
	Thirteen weeks ended
	August 29, 2021	August 30, 2020
Service cost	$2.7	$3.1
Interest cost	20.8	21.7
Expected return on plan assets	(36.4)	(35.0)
Amortization of prior service cost	0.5	0.6
Pension cost (benefit) — Company plans	(12.4)	(9.6)
Pension cost (benefit) — multi-employer plans	1.9	1.8
Total pension cost (benefit)	$(10.5)	$(7.8)

	Postretirement Plans
	Thirteen weeks ended
	August 29, 2021	August 30, 2020
Service cost	$—	$0.1
Interest cost	0.3	0.3
Amortization of prior service cost (benefit)	(0.5)	(0.5)
Recognized net actuarial gain	(0.8)	(0.9)
Total postretirement cost (benefit)	$(1.0)	$(1.0)

The Company uses a split discount rate (spot-rate approach) for the U.S. plans and certain foreign plans. The spot-rate approach applies separate discount rates for each projected benefit payment in the calculation of pension service and interest cost.

The weighted-average discount rates for service and interest costs under the spot-rate approach used for pension cost in fiscal 2022 were 3.50% and 2.29%, respectively.

During the first quarter of fiscal 2022, we contributed $2.9 million to our pension plans and $2.1 million to our postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $9.4 million to our pension plans during the remainder of fiscal 2022. We anticipate making further contributions of approximately $6.9 million to our postretirement plans during the remainder of fiscal 2022. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.

13. STOCKHOLDERS' EQUITY

The following table presents a reconciliation of our stockholders' equity accounts for the thirteen weeks ended August 29, 2021:

	Conagra Brands, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 30, 2021	584.2	$2,921.2	$2,342.1	$6,262.6	$5.8	$(2,979.9)	$79.6	$8,631.4
Stock option and incentive plans			(37.1)	0.2		21.8	0.3	(14.8)
Currency translation adjustments					(14.4)		(1.3)	(15.7)
Repurchase of common shares						(50.0)		(50.0)
Derivative adjustments					(2.1)			(2.1)
Activities of noncontrolling interests							0.3	0.3
Pension and postretirement healthcare benefits					1.3			1.3
Dividends declared on common stock; $0.3125 per share				(149.9)				(149.9)
Net income attributable to Conagra Brands, Inc.				235.4				235.4
Balance at August 29, 2021	584.2	$2,921.2	$2,305.0	$6,348.3	$(9.4)	$(3,008.1)	$78.9	$8,635.9

The following table presents a reconciliation of our stockholders' equity accounts for the thirteen weeks ended August 30, 2020:

	Conagra Brands, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 31, 2020	584.2	$2,921.2	$2,323.2	$5,471.2	$(109.6)	$(2,729.9)	$74.6	$7,950.7
Stock option and incentive plans			(25.4)	(0.7)		33.5		7.4
Adoption of ASU 2016-13				(1.1)				(1.1)
Currency translation adjustments					15.3		2.2	17.5
Derivative adjustments					(1.2)			(1.2)
Activities of noncontrolling interests							0.8	0.8
Pension and postretirement healthcare benefits					(0.3)			(0.3)
Dividends declared on common stock; $0.2125 per share				(103.8)				(103.8)
Net income attributable to Conagra Brands, Inc.				329.0				329.0
Balance at August 30, 2020	584.2	$2,921.2	$2,297.8	$5,694.6	$(95.8)	$(2,696.4)	$77.6	$8,199.0

14. FAIR VALUE MEASUREMENTS

Financial Accounting Standards Board guidance establishes a three-level fair value hierarchy based upon the assumptions (inputs) used to price assets or liabilities. The three levels of inputs used to measure fair value are as follows:

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 29, 2021:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$9.5	$2.8	$—	$12.3
Marketable securities	7.9	—	—	7.9
Deferred compensation assets	8.9	—	—	8.9
Total assets	$26.3	$2.8	$—	$29.1
Liabilities:
Derivative liabilities	$—	$0.7	$—	$0.7
Deferred compensation liabilities	86.1	—	—	86.1
Total liabilities	$86.1	$0.7	$—	$86.8

The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 30, 2021:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$13.0	$2.5	$—	$15.5
Marketable securities	6.6	—	—	6.6
Deferred compensation assets	8.8	—	—	8.8
Total assets	$28.4	$2.5	$—	$30.9
Liabilities:
Derivative liabilities	$—	$6.9	$—	$6.9
Deferred compensation liabilities	81.0	—	—	81.0
Total liabilities	$81.0	$6.9	$—	$87.9

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

The carrying amount of long-term debt (including current installments) was $8.80 billion and $8.30 billion as of August 29, 2021 and May 30, 2021, respectively. Based on current market rates, the fair value of this debt (level 2 liabilities) at August 29, 2021 and May 30, 2021, was estimated at $10.32 billion and $9.76 billion, respectively.

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

	Thirteen weeks ended
	August 29, 2021	August 30, 2020
Net sales
Grocery & Snacks	$1,075.1	$1,131.0
Refrigerated & Frozen	1,101.8	1,130.6
International	236.6	219.0
Foodservice	239.8	198.3
Total net sales	$2,653.3	$2,678.9
Operating profit
Grocery & Snacks	$215.9	$283.1
Refrigerated & Frozen	157.6	240.1
International	34.1	38.5
Foodservice	20.3	25.4
Total operating profit	$427.9	$587.1
Equity method investment earnings	20.2	6.5
General corporate expense	64.6	77.2
Pension and postretirement non-service income	(16.1)	(13.8)
Interest expense, net	94.2	113.7
Income tax expense	69.7	86.7
Net income	$235.7	$329.8
Less: Net income attributable to noncontrolling interests	0.3	0.8
Net income attributable to Conagra Brands, Inc.	$235.4	$329.0

The following table presents further disaggregation of our net sales:

	Thirteen weeks ended
	August 29, 2021	August 30, 2020
Frozen	$920.4	$918.4
Staples
Other shelf-stable	641.6	713.9
Refrigerated	181.4	212.2
Snacks	433.5	417.1
Foodservice	239.8	198.3
International	236.6	219.0
Total net sales	$2,653.3	$2,678.9

To be consistent with the manner in which we present certain disaggregated net sales information to investors, we have categorized certain net sales of our segments as "Staples", which includes all of our U.S. domestic retail refrigerated products and other shelf-stable grocery products. Management continues to regularly review financial results and make decisions about allocating resources based upon the four reporting segments outlined above.

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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended
	August 29, 2021	August 30, 2020
Gross derivative gains (losses) incurred	$10.2	$(4.0)
Less: Net derivative gains (losses) allocated to reporting segments	5.0	(1.5)
Net derivative gains (losses) recognized in general corporate expenses	$5.2	$(2.5)
Net derivative gains (losses) allocated to Grocery & Snacks	$3.2	$(1.8)
Net derivative gains (losses) allocated to Refrigerated & Frozen	4.7	(1.1)
Net derivative gains (losses) allocated to International	(3.2)	1.6
Net derivative gains (losses) allocated to Foodservice	0.3	(0.2)
Net derivative gains (losses) included in segment operating profit	$5.0	$(1.5)

As of August 29, 2021, the cumulative amount of net derivative gains from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $16.7 million. This amount reflected net gains of $10.2 million incurred during the thirteen weeks ended August 29, 2021 and net gains of $6.5 million incurred prior to fiscal 2022. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results gains of $15.1 million in fiscal 2022 and gains of $1.6 million in fiscal 2023 and thereafter.

Assets by Segment

The majority of our manufacturing assets are shared across multiple reporting segments. Output from these facilities used by each reporting segment can change over time. Also, working capital balances are not tracked by reporting segment. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment. Total depreciation expense was $81.6 million and $80.3 million for the first quarter of fiscal 2022 and 2021, respectively.

Other Information

Our operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant with respect to consolidated operations for the first quarter of fiscal 2022 and 2021. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were approximately $243.3 million and $224.7 million in the first quarter of fiscal 2022 and 2021, respectively. Our long-lived assets located outside of the United States are not significant.

Our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 26% and 25% of consolidated net sales in the first quarter of fiscal 2022 and 2021, respectively, primarily in the Grocery & Snacks and Refrigerated & Frozen segments.

Walmart, Inc. and its affiliates accounted for approximately 32% and 31% of consolidated net receivables as of August 29, 2021 and May 30, 2021, respectively. The Kroger Co. and its affiliates accounted for approximately 10% and 11% of consolidated net receivables as of August 29, 2021 and May 30, 2021, respectively.

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

Readers of this report should understand that these forward-looking statements are not guarantees of performance or results. Forward-looking statements provide our current expectations and beliefs concerning future events and are subject to risks, uncertainties, and factors relating to our business and operations, all of which are difficult to predict and could cause our actual results to differ materially from the expectations expressed in or implied by such forward-looking statements. These risks, uncertainties, and factors include, among other things: the risk that the cost savings and any other synergies from the acquisition of Pinnacle Foods, Inc. (the "Pinnacle acquisition") may not be fully realized or may take longer to realize than expected; the risk that the Pinnacle acquisition may not be accretive within the expected timeframe or to the extent anticipated; the risks that the Pinnacle acquisition and related integration will create disruption to the Company and its management and impede the achievement of business plans; risks related to our ability to achieve the intended benefits of other recent acquisitions and divestitures; risks associated with general economic and industry conditions; risks associated with our ability to successfully execute our long-term value creation strategies; risks related to our ability to deleverage on currently anticipated timelines, and to continue to access capital on acceptable terms or at all; risks related to our ability to execute operating and restructuring plans and achieve targeted operating efficiencies from cost-saving initiatives, and to benefit from trade optimization programs; risks related to the effectiveness of our hedging activities and ability to respond to volatility in commodities; risks related to the Company's competitive environment and related market conditions; risks related to our ability to respond to changing consumer preferences and the success of our innovation and marketing investments; risks related to the ultimate impact of any product recalls and litigation, including litigation related to the lead paint and pigment matters, as well as any securities litigation, including securities class action lawsuits; risk associated with actions of governments and regulatory bodies that affect our businesses, including the ultimate impact of new or revised regulations or interpretations; risks related to the impact of the COVID-19 pandemic on our business, suppliers, consumers, customers, and employees; risks related to our forecasts of consumer eat-at-home habits as the impacts of the COVID-19 pandemic abate; risks related to the availability and prices of supply chain resources, including raw materials, packaging, and transportation, including any negative effects caused by changes in inflation rates, weather conditions, or health pandemics; disruptions or inefficiencies in our supply chain and/or operations, including from the COVID-19 pandemic; risks associated with actions by our customers, including changes in distribution and purchasing terms; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges; risks related to a material failure in or breach of our or our vendors' information technology systems; the amount and timing of future dividends, which remain subject to Board approval and depend on market and other conditions; and other risks described in our reports filed from time to time with the Securities and Exchange Commission (the "SEC"). We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility to update these statements, except as required by law.

The discussion that follows should be read together with the unaudited Condensed Consolidated Financial Statements and related notes contained in this report and with the financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended May 30, 2021 and subsequent filings with the SEC. Results for the first quarter of fiscal 2022 are not necessarily indicative of results that may be attained in the future.

EXECUTIVE OVERVIEW

Conagra Brands, Inc. (the "Company", "Conagra Brands", "we", "us", or "our"), headquartered in Chicago, is one of North America's leading branded food companies. Guided by an entrepreneurial spirit, the Company combines a rich heritage of making great food with a sharpened focus on innovation. The Company's portfolio is evolving to satisfy people's changing food preferences. Its iconic brands such as Birds Eye®, Marie Callender's®, Banquet®, Healthy Choice®, Slim Jim®, Reddi-wip®, and Vlasic® as well as emerging brands, including Angie's® BOOMCHICKAPOP®, Duke's®, Earth Balance®, Gardein®, and Frontera®, offer choices for every occasion.

Fiscal 2022 First Quarter Results

In the first quarter of fiscal 2022, results reflected a decrease in net sales, with organic (excludes the impacts of foreign exchange and divested businesses) decreases in our Grocery & Snacks and Refrigerated & Frozen segments offset by organic increases in our International and Foodservice segments, in each case compared to the first quarter of fiscal 2021. Overall gross profit decreased due to decreased net sales, input cost inflation, higher transportation costs, and lost profits from divested businesses, which were partially offset by supply chain realized productivity, cost synergies associated with the Pinnacle acquisition, and lower COVID-19 pandemic-related expenses. Overall segment operating profit decreased in all of our operating segments. Corporate expenses were lower primarily due to items impacting comparability, as discussed below. There were increased selling, general and administrative ("SG&A") expenses primarily due to higher advertising and promotion expenses offset by lower stock-based compensation expense. We recognized higher equity method investment earnings, lower interest expense, and lower income tax expense, in each case compared to the first quarter of fiscal 2021. Excluding items impacting comparability, our effective tax rate was slightly higher compared to the first quarter of fiscal 2021.

Diluted earnings per share in the first quarter of fiscal 2022 were $0.49. Diluted earnings per share in the first quarter of fiscal 2021 were $0.67. Diluted earnings per share were affected by lower net income in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021.

In the first quarter of fiscal 2022, we experienced higher than expected input cost inflation, including higher transportation and supply chain costs, that negatively impacted gross margins. We expect input cost inflation to remain elevated throughout the rest of fiscal 2022. Supply chain realized productivity and pricing actions are expected to mitigate some of the inflationary pressures, but we do not expect such benefits to occur in time to fully offset the higher costs in fiscal 2022. As our estimates of inflation for fiscal 2022 continue to change, it is impractical to quantify the impact at this time.

Items Impacting Comparability

Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions is discussed in the "Segment Review" below.

Items of note impacting comparability for the first quarter of fiscal 2022 included the following:

•	charges totaling $15.8 million ($11.9 million after-tax) in connection with our restructuring plans and
•	an income tax benefit of $3.6 million related to the settlement of a tax matter that was previously reserved.

Items of note impacting comparability for the first quarter of fiscal 2021 included the following:

•	charges totaling $25.9 million ($19.5 million after-tax) in connection with our restructuring plans and
•	an income tax benefit of $7.6 million related to certain final tax regulations on prior year federal tax matters.

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

Restructuring Plans

In December 2018, our Board of Directors (the "Board") approved a restructuring and integration plan related to the ongoing integration of the operations of Pinnacle Foods, Inc., which we acquired in October 2018 (the "Pinnacle Integration Restructuring Plan"), for the purpose of achieving significant cost synergies between the companies, as a result of which we expect to incur material charges for exit and disposal activities under U.S. generally accepted accounting principles. We expect to incur approximately $357.0 million of charges ($283.2 million of cash charges and $73.8 million of non-cash charges) for actions identified to date under the Pinnacle Integration Restructuring Plan. The Board and/or our senior management have authorized incurrence of these charges. In the first quarter of fiscal 2022 and 2021, we recognized charges of $7.3 million and $8.6 million, respectively, in connection with the Pinnacle Integration Restructuring Plan. We expect to incur costs related to the Pinnacle Integration Restructuring Plan over a multi-year period.

In fiscal 2019, senior management initiated a restructuring plan (the "Conagra Restructuring Plan") for costs incurred in connection with actions taken to improve SG&A expense effectiveness and efficiencies and to optimize our supply chain network. Although we remain unable to make good faith estimates relating to the entire Conagra Restructuring Plan, we are reporting on actions initiated through the end of the first quarter of fiscal 2022, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of August 29, 2021, we have approved the incurrence of $172.6 million ($45.8 million of cash charges and $126.8 million of non-cash charges) for several projects associated with the Conagra Restructuring Plan. We have incurred or expect to incur $144.7 million of charges ($36.0 million of cash charges and $108.7 million of non-cash charges) for actions identified to date under the Conagra Restructuring Plan. In the first quarter of fiscal 2022 and 2021, we recognized charges of $8.5 million and $17.3 million, respectively, in connection with the Conagra Restructuring Plan. We expect to incur costs related to the Conagra Restructuring Plan over a multi-year period.

COVID–19 Pandemic

We continue to monitor the impact of the COVID-19 pandemic on all aspects of our business. During the first quarter of fiscal 2022, we continued to experience elevated demand for our products in the retail segments, but net sales were lower compared to the first quarter of fiscal 2021 as we began to lap the initial surge in demand at the beginning of the pandemic. We experienced higher demand for our foodservice products across all of our major markets during the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 as consumer traffic in away-from-home food outlets increased from the initial months of the pandemic. During the first quarter of fiscal 2022, we incurred $25.4 million of supply chain costs associated with the COVID-19 pandemic, which was a decrease in comparison to the first quarter of fiscal 2021.

As we progress through fiscal 2022, we generally expect retail demand levels to remain elevated versus pre-pandemic levels and we continue to expect foodservice demand levels to return to more historical norms. However, uncertainty still remains with the pandemic and such trends ultimately depend on the length and severity of the pandemic, inclusive of the introduction of new strains and variants of the virus; infection rates in the markets where we do business; the federal, state, and local government actions taken in response; continued vaccine availability and effectiveness; and the macroeconomic environment. In fiscal 2022, we continue to expect to see inflationary headwinds but anticipate that they will be partially mitigated by supply chain realized productivity and price increases that have either taken effect or are expected to take effect in the remaining part of the fiscal year. We also continue to expect a decrease in costs related to the COVID-19 pandemic and a decrease in supply chain costs as we continue to recover our supply and service levels. We will continue to evaluate the extent to which the COVID-19 pandemic will impact our business, consolidated results of operations, and financial condition.

Beginning in February 2020 and over the course of the COVID-19 pandemic, we created COVID-19 pandemic, Return to Office, and Vaccine Preparedness teams, in order to review and assess the evolving COVID-19 pandemic, and to recommend risk mitigation actions for the health and safety of our employees. In order to enhance the safety of our employees during the COVID-19 pandemic, these teams have recommended and implemented various measures, including the installation of physical barriers between employees in production facilities, cleaning and sanitation protocols for both production and office spaces, execution of a phased return to office approach to enable in-person work for corporate personnel, implementation of work-from-home initiatives for certain office personnel, and increased access to vaccines for employees at our production facilities and corporate locations. The implementation of such safety measures has not resulted in any meaningful change to our financial control environment.

We have experienced some challenges in connection with the COVID-19 pandemic, including with respect to the supply of our ingredients, packaging, or other sourced materials. Despite these challenges, all of our production facilities remain open. We cannot predict the ultimate COVID-19 impact on our suppliers, distributors, and manufacturers.

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

Net Sales

	Net Sales
($ in millions)	Thirteen weeks ended
Reporting Segment	August 29, 2021	August 30, 2020	% Inc (Dec)
Grocery & Snacks	$1,075.1	$1,131.0	(5)%
Refrigerated & Frozen	1,101.8	1,130.6	(3)%
International	236.6	219.0	8%
Foodservice	239.8	198.3	21%
Total	$2,653.3	$2,678.9	(1)%

Net sales for the first quarter of fiscal 2022 in our Grocery & Snacks segment included a decrease in volumes of 3%, excluding the impact of divestitures, compared to the prior-year period. The decrease in volumes was primarily due to lapping the prior year's surge in at-home food consumption from the COVID-19 pandemic and replenishment of customer inventory levels in connection with the COVID-19 pandemic. Price/mix was flat for the first quarter of fiscal 2022, excluding the impact of divestitures, when compared to the prior-year period due to favorability in net pricing offset by unfavorable brand mix and a benefit in the prior year of $7.4 million related to a change in estimate associated with our fiscal 2020 fourth quarter trade accrual. The first quarter of fiscal 2021 included $16.8 million of net sales related to our Peter Pan® peanut butter business, which was sold in the third quarter of fiscal 2021. The first quarter of fiscal 2021 also included $1.9 million of net sales related to our H.K. Anderson® business, which was sold in the second quarter of fiscal 2021.

Net sales for the first quarter of fiscal 2022 in our Refrigerated & Frozen segment reflected a decrease in volumes of 4%, excluding the impact of divestitures, compared to the prior-year period due to lapping the prior year's surge in at-home food consumption from the COVID-19 pandemic and replenishment of inventory levels in connection with the COVID-19 pandemic. Price/mix increased by 2% for the first quarter of fiscal 2022, excluding the impact of divestitures, when compared to the prior-year period due to favorable brand mix and slight favorability in net pricing partially offset by a benefit in the prior year of $7.4 million related to a change in estimate associated with our fiscal 2020 fourth quarter trade accrual. The first quarter of fiscal 2021 included $9.2 million of net sales related to our Egg Beaters® business, which was sold in the fourth quarter of fiscal 2021.

Net sales for the first quarter of fiscal 2022 in our International segment reflected a 5% decrease in volume, a 6% increase due to favorable foreign exchange rates, and a 7% increase in price/mix, excluding the impact of divestitures, in each case compared to the prior-year period. The decrease in volumes was driven by the prior year's surge in demand from the COVID-19 pandemic. The increase in price/mix was primarily due to inflation-justified pricing and favorable product mix offset by a benefit in the prior year of $2.8 million related to a change in estimate associated with our fiscal 2020 fourth quarter trade accrual.

Net sales for the first quarter of fiscal 2022 in our Foodservice segment reflected a 20% increase in volume, excluding the impact of divestitures, compared to the prior-year period. The increase in volume reflected the continued recovery of away-from-home food outlets from the impacts of the COVID-19 pandemic. Price/mix, excluding the impact of divestitures, increased by 2% in the first quarter of fiscal 2022 compared to the prior-year period, reflecting inflation-justified pricing.

SG&A Expenses (includes general corporate expenses)

SG&A expenses totaled $310.1 million for the first quarter of fiscal 2022, an increase of $9.8 million, as compared to the first quarter of fiscal 2021. SG&A expenses for the first quarter of fiscal 2022 reflected the following:

Items impacting comparability of earnings

•	expenses of $9.4 million in connection with our restructuring plans and
•	expenses of $1.0 million associated with costs incurred for planned divestitures.

Other changes in expenses compared to the first quarter of fiscal 2021

•	an increase in advertising and promotion expense of $16.3 million driven primarily by higher eCommerce investments,
•

a decrease in share-based payment and deferred compensation expense of $17.3 million, due to a decrease in our share price, market declines, and a reduction of estimated level of achievement of certain performance targets,

•	an increase of $5.2 million in foreign currency transaction losses, primarily due to remeasuring certain intercompany notes payable,
•	an increase in information technology-related expenses of $3.8 million,
•	an increase in salary, wage, and fringe benefit expense of $3.2 million, and
•	an increase in professional fees of $2.9 million.

SG&A expenses for the first quarter of fiscal 2021 included the following items impacting the comparability of earnings:

•	expenses of $15.5 million in connection with our restructuring plans,
•	expenses of $2.7 million associated with costs incurred for planned divestitures,
•	a benefit of $2.0 million related to a previous legal matter, and
•	expenses of $1.5 million associated with consulting fees for certain tax matters.

Segment Operating Profit (Earnings before general corporate expenses, pension and postretirement non-service income, interest expense, net, income taxes, and equity method investment earnings)

	Operating Profit
($ in millions)	Thirteen weeks ended
Reporting Segment	August 29, 2021	August 30, 2020	% Inc (Dec)
Grocery & Snacks	$215.9	$283.1	(24)%
Refrigerated & Frozen	157.6	240.1	(34)%
International	34.1	38.5	(11)%
Foodservice	20.3	25.4	(20)%

Operating profit in our Grocery & Snacks segment for the first quarter of fiscal 2022 reflected a decrease in gross profits of $67.4 million compared to the first quarter of fiscal 2021. The lower gross profit was driven by the net sales decline discussed above, the impacts of input cost inflation, fixed cost leverage, and a reduction in profit associated with the divestitures of our H.K. Anderson® and Peter Pan® peanut butter businesses, partially offset by the benefits of supply chain realized productivity, cost synergies associated with the Pinnacle acquisition, and a decrease in COVID-19 pandemic-related costs. Pandemic-related costs included investments in employee safety protocols, bonuses paid to supply chain employees, and costs necessary to meet elevated levels of demand. Operating profit of the Grocery & Snacks segment was impacted by expense of $4.1 million and $13.9 million related to our restructuring plans in the first quarter of fiscal 2022 and 2021, respectively. Advertising and promotion expenses for the first quarter of fiscal 2022 increased by $4.2 million compared to the first quarter of fiscal 2021.

Operating profit in our Refrigerated & Frozen segment for the first quarter of fiscal 2022 reflected a decrease in gross profits of $74.9 million compared to the first quarter of fiscal 2021. The decrease was driven by the net sales decline discussed above, the impacts of input cost inflation, fixed cost leverage, higher inventory write-offs, and a reduction in profit associated with the divestiture of our Egg Beaters® business, partially offset by the benefits of supply chain realized productivity, cost synergies associated with the Pinnacle acquisition, and a decrease in COVID-19 pandemic-related costs. Operating profit of the Refrigerated & Frozen segment was impacted by expense of $5.0 million and $5.7 million related to our restructuring plans in the first quarter of fiscal 2022 and 2021, respectively. Advertising and promotion expenses for the first quarter of fiscal 2022 increased by $11.2 million compared to the first quarter of fiscal 2021.

Operating profit in our International segment for the first quarter of fiscal 2022 reflected an increase in gross profits of $2.3 million when compared to the prior-year period due to the net sales growth discussed above, the benefits of supply chain realized productivity, and favorable foreign exchange rates, partially offset by the impacts of input cost inflation. The increase in gross profit was more than offset by an increase in SG&A expenses of $6.7 million driven by higher foreign currency transaction losses, salary, wage, and fringe benefits, and commission expenses.

Operating profit in our Foodservice segment for the first quarter of fiscal 2022 reflected a decrease in gross profits of $4.5 million compared to the first quarter of fiscal 2021. The lower gross profit was driven by input cost inflation and higher inventory write-offs, which more than offset the net sales growth discussed above and the benefits of supply chain realized productivity.

Pension and Postretirement Non-service Income

In the first quarter of fiscal 2022, pension and postretirement non-service income was $16.1 million, an increase of $2.3 million compared to the first quarter of fiscal 2021. The first quarter of fiscal 2022 reflected lower interest costs and an increase in expected returns on plan assets.

Interest Expense, Net

Net interest expense was $94.2 million and $113.7 million for the first quarter of fiscal 2022 and 2021, respectively. The decrease was driven by an overall reduction of our debt balances. See Note 4 "Long-Term Debt and Revolving Credit Facility", to the Condensed Consolidated Financial Statements contained in this report for further discussion.

Income Taxes

In the first quarter of fiscal 2022 and 2021, we recognized income tax expense of $69.7 million and $86.7 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was approximately 22.8% and 20.8% for the first quarter of fiscal 2022 and 2021, respectively. See Note 10 "Income Taxes", to the Condensed Consolidated Financial Statements contained in this report for a discussion on the change in effective tax rates.

In fiscal 2021, we completed a restructuring of our ownership interest in the Ardent Mills joint venture, a milling business ("Ardent Mills"), that utilized a portion of our capital loss carryforward prior to its expiration. Also in fiscal 2021, we completed several other transactions related to retained assets in conjunction with the divestitures of the Peter Pan® peanut butter and Egg Beaters® businesses that we believe will utilize a portion of the remaining capital loss carryforward. These transactions are subject to certain elections and are currently under review by the Internal Revenue Service. We believe they may result in increases to the tax basis in those assets and if successful would result in tax benefits being realized in future periods.

Equity Method Investment Earnings

Equity method investment earnings were $20.2 million and $6.5 million for the first quarter of fiscal 2022 and 2021, respectively. Ardent Mills earnings for the first quarter of fiscal 2022 reflected favorable market conditions.

Earnings Per Share

Diluted earnings per share in the first quarter of fiscal 2022 and 2021 were $0.49 and $0.67, respectively. The decrease in diluted earnings per share reflected lower net income.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Capital

The primary objective of our financing strategy is to maintain a prudent capital structure that provides us flexibility to pursue our growth objectives. We use a combination of equity and short- and long-term debt. We use short-term debt principally to finance ongoing operations, including our seasonal requirements for working capital (accounts receivable, prepaid expenses and other current assets, and inventories, less accounts payable, accrued payroll, and other accrued liabilities). We are committed to maintaining solid investment grade credit ratings.

Management believes that existing cash balances, cash flows from operations, existing credit facilities, our commercial paper program and access to capital markets will provide sufficient liquidity to meet our debt obligations, including any repayment of debt or refinancing of debt, working capital needs, planned capital expenditures, and payment of anticipated quarterly dividends for at least the next twelve months.

Borrowing Facilities and Long-Term Debt

At August 29, 2021, we had a revolving credit facility (the "Revolving Credit Facility") with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $1.6 billion (subject to increase to a maximum aggregate principal amount of $2.1 billion with the consent of the lenders). The Revolving Credit Facility matures on July 11, 2024 and is unsecured. The term of the Revolving Credit Facility may be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. In the first quarter of fiscal 2022, we entered into an amendment to the Revolving Credit Facility, which modified the ratio of funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") financial covenant to require a ratio of not greater than 4.5 to 1.0 on a rolling four-quarter basis. We have historically used a credit facility principally as a back-up for our commercial paper program. As of August 29, 2021, there were no outstanding borrowings under the Revolving Credit Facility.

As of August 29, 2021, we had $457.0 million outstanding under our commercial paper program. The highest level of borrowings during the first quarter of fiscal 2022 was $989.0 million. We had $705.7 million outstanding under our commercial paper program as of May 30, 2021.

During the first quarter of fiscal 2022, we issued $500.0 million aggregate principal amount of 0.500% senior notes due August 11, 2023. The proceeds were primarily used to refinance commercial paper borrowings.

For additional information about our long-term debt balances, refer to Note 4, " Long-Term Debt and Revolving Credit Facility", to the Condensed Consolidated Financial Statements contained in this report and Note 4, "Long-Term Debt", to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 30, 2021. The weighted average coupon interest rate of long-term debt obligations outstanding as of August 29, 2021, was approximately 4.4%.

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

As of the end of the first quarter of fiscal 2022, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the Revolving Credit Facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult, or impossible.

Our most restrictive debt agreement (the Revolving Credit Facility) generally requires our ratio of EBITDA to interest expense be not less than 3.0 to 1.0 and our ratio of funded debt to EBITDA not to exceed 4.5 to 1.0, with each ratio to be calculated on a rolling four-quarter basis. As of August 29, 2021, we were in compliance with these financial covenants.

Equity and Dividends

We repurchase shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. During the first quarter of fiscal 2022, we repurchased 1.5 million shares of our common stock under this authorization for an aggregate of $50.0 million. The Company's total remaining share repurchase authorization as of August 29, 2021, was $1.07 billion.

On September 2, 2021, the Company paid a quarterly cash dividend on shares of its common stock of $0.3125 per share to stockholders of record as of the close of business on August 3, 2021.

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

As of August 29, 2021, our finance and operating lease liabilities reported in our Condensed Consolidated Balance Sheet totaled $143.7 million and $260.8 million, respectively. For additional information, refer to Note 15, "Leases", to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 30, 2021.

The liability for gross unrecognized tax benefits related to uncertain tax positions was $26.0 million as of August 29, 2021. For additional information, refer to Note 10, " Income Taxes", to the Condensed Consolidated Financial Statements contained in this report and Note 14, "Pre-Tax Income and Income Taxes", to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 30, 2021.

As of May 30, 2021, we had an aggregate funded pension asset of $109.6 million and an aggregate unfunded postretirement benefit obligation totaling $78.2 million. We expect to make payments totaling approximately $12.3 million and $9.0 million in fiscal 2022 to fund our pension and postretirement plans, respectively. See Note 12 "Pension and Postretirement Benefits", to the Condensed Consolidated Financial Statements contained in this report and Note 18, "Pension and Postretirement Benefits", to the Consolidated Financial Statements and "Critical Accounting Estimates – Employment-Related Benefits" contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 30, 2021, for further discussion of our pension obligation and factors that could affect estimates of these obligations.

As of August 29, 2021, our unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts) totaled approximately $2.29 billion. Approximately $1.56 billion of this balance is due in less than one year. Included in this amount are open purchase orders and other supply agreements totaling approximately $1.39 billion, which are generally settleable in the ordinary course of business. Some are not legally binding and/or may be cancellable. Warehousing service agreements totaling approximately $400 million and obligations for leases that have not yet commenced totaling $282.2 million as of August 29, 2021, make up a majority of our remaining unconditional purchase obligations, with various terms of up to 20 years.

Capital Expenditures

We continue to make investments in our business and operating facilities. Our estimate of capital expenditures for fiscal 2022 is approximately $500 million.

Supplier Arrangements

We offer certain suppliers access to a third-party service that allows them to view our scheduled payments online. The third-party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third party, or any financial institutions concerning this service. All balances remain as obligations to our suppliers as stated in our supplier agreements and are reflected in accounts payable within our Condensed Consolidated Balance Sheets. The associated payments are included in net cash flows from operating activities within our Condensed Consolidated Statements of Cash Flows. As of August 29, 2021 and May 31, 2020, $277.3 million and $279.3 million, respectively, of our total accounts payable was payable to suppliers who utilize this third-party service.

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

Cash Flows

During the first quarter of fiscal 2022, we used $12.2 million of cash, which was the net result of $139.8 million generated from operating activities, $154.9 million used in investing activities, $5.5 million generated from financing activities, and a decrease of $2.6 million due to the effects of changes in foreign currency exchange rates.

Cash generated from operating activities totaled $139.8 million and $284.5 million in the first quarter of fiscal 2022 and 2021, respectively. The decrease in operating cash flows for the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 reflected the impact of realized input cost inflation. Comparative changes in working capital balances were also negatively impacted by the timing of accounts receivable receipts. This was partially offset by decreased tax and interest payments for the first quarter of fiscal 2022 compared to fiscal 2021. Tax payments for the first quarter of fiscal 2021 included approximately $47.0 million of fourth quarter fiscal 2020 tax payments, which were deferred due to the extension of the deadline for certain federal cash tax payments. Operating cash flows in the first quarter of fiscal 2021 benefited from the deferral of approximately $15 million of employer payroll taxes under the Coronavirus Aid, Relief, and Economic Security Act. Payments totaling 50% of such amounts will occur in the third quarter of both fiscal 2022 and 2023.

Cash used in investing activities totaled $154.9 million and $142.9 million in the first quarter of fiscal 2022 and 2021, respectively. Net cash outflows from investing activities in the first quarter of fiscal 2022 and 2021 consisted primarily of capital expenditures totaling $154.9 million and $145.5 million, respectively.

Cash generated from financing activities totaled $5.5 million in the first quarter of fiscal 2022, compared to cash used of $259.6 million in the first quarter of fiscal 2021. Financing activities in the first quarter of fiscal 2022 principally reflect net proceeds of $499.1 million from the issuance of $500.0 million aggregate principal amount of long-term debt, net short-term borrowing repayments of $248.8 million, cash dividends paid of $132.1 million, and common stock repurchases of $50.0 million. Financing activities in the first quarter of fiscal 2021 consisted primarily of the repayment of long-term debt totaling $133.4 million and cash dividends paid of $103.5 million.

Cash Held by International Subsidiaries

The Company had cash and cash equivalents of $67.0 million at August 29, 2021 and $79.2 million at May 30, 2021, of which $57.5 million at August 29, 2021, and $72.4 million at May 30, 2021, was held in foreign countries. We believe that our foreign subsidiaries have invested or will invest any undistributed earnings indefinitely, or that any undistributed earnings will be remitted in a tax-neutral transaction, and, therefore, do not provide deferred taxes on the cumulative undistributed earnings of our foreign subsidiaries.

CRITICAL ACCOUNTING ESTIMATES

For further discussion of our critical accounting estimates, please refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended May 30, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks affecting us are exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.

Other than the changes noted below, there have been no material changes in our market risk during the thirteen weeks ended August 29, 2021. For additional information, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 30, 2021.

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

The carrying amount of long-term debt (including current installments) was $8.80 billion as of August 29, 2021. Based on current market rates, the fair value of this debt at August 29, 2021 was estimated at $10.32 billion. As of August 29, 2021, a 1% increase in the interest rates would decrease the fair value of our fixed rate debt by approximately $691.8 million, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $791.0 million.

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

Value-at-Risk (VaR)

We employ various tools to monitor our derivative risk, including value-at-risk ("VaR") models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95% confidence level. Accordingly, in any given one-day time period, losses greater than the amounts included in the table below are expected to occur only 5% of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, and foreign exchange positions during the thirteen weeks ended August 29, 2021 and August 30, 2020.

	Fair Value Impact
In Millions	Average During Thirteen Weeks Ended August 29, 2021	Average During Thirteen Weeks Ended August 30, 2020
Energy commodities	$0.6	$0.5
Agriculture commodities	1.9	0.2
Foreign exchange	0.9	1.2

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of August 29, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

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

Part II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For additional information on legal proceedings, please refer to Note 16 "Contingencies," to the financial statements contained in our Annual Report on Form 10-K for the year ended May 30, 2021 and Note 11 "Contingencies," to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

A discussion of our risk factors can be found in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended May 30, 2021 and in our other filings with the SEC. During the first quarter of fiscal 2022, there were no material changes to our previously disclosed risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the total number of shares of common stock purchased during the first quarter of fiscal 2022, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program [1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program [1]
May 31, 2021 through June 27, 2021	—	$—	—	$1,116,576,000
June 28, 2021 through July 25, 2021	1,184,311	$34.13	1,184,311	$1,076,151,000
July 26, 2021 through August 29, 2021	278,630	$34.36	278,630	$1,066,577,000
Total Fiscal 2022 First Quarter Activity	1,462,941	$34.18	1,462,941	$1,066,577,000

1 The Board approved a share repurchase program authorizing the Company to purchase shares of its common stock in December 2003, which share repurchase authorization has been subsequently increased from time to time. On June 27, 2018, we announced that the Board increased the amount of the share repurchase authorization by $1.0 billion. As of August 29, 2021, approximately $1.07 billion of our common stock remained available for purchase under this authorization, which has no expiration. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions.

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

4.1

Indenture, dated August 12, 2021, by and between Conagra Brands, Inc., and U.S. Bank National Association, as Trustee, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021

4.2

First Supplemental Indenture, dated August 12, 2021, by and between the Company and U.S. Bank National Association as Trustee (including Form of Note), incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021

10.1

Amendment No. 1, dated as of July 13, 2021, to Amended and Restated Revolving Credit Agreement by and among Conagra Brands, Inc., the banks, financial institutions and other institutional lenders party thereto, as lenders, and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 30, 2021

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32	Section 906 Certificates

101

The following materials from Conagra Brands' Quarterly Report on Form 10-Q for the quarter ended August 29, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

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

Dated this 7th day of October, 2021.