Form 10-Q
period 2022-02-27
CONAGRA BRANDS INC.
filed 2022-04-07
CIK 23217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of issuer's common stock as of February 27, 2022 was 479,875,255.

Table of Contents

PART I. FINANCIAL INFORMATION		1

Item 1	Financial Statements	1

	Unaudited Condensed Consolidated Statements of Earnings for the Thirteen and Thirty-Nine Weeks Ended February 27, 2022 and February 28, 2021	1

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Thirty-Nine Weeks Ended February 27, 2022 and February 28, 2021	2

	Unaudited Condensed Consolidated Balance Sheets as of February 27, 2022 and May 30, 2021	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended February 27, 2022 and February 28, 2021	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4	Controls and Procedures	39

PART II. OTHER INFORMATION		40

Item 1	Legal Proceedings	40

Item 1A	Risk Factors	40

Item 6	Exhibits	41

Signatures		42

Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 101 Exhibit 104

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions except per share amounts)

(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 27, 2022	February 28, 2021	February 27, 2022	February 28, 2021
Net sales	$2,913.7	$2,771.1	$8,625.9	$8,445.2
Costs and expenses:
Cost of goods sold	2,216.5	2,012.7	6,500.5	5,987.7
Selling, general and administrative expenses	338.0	309.7	993.5	967.7
Pension and postretirement non-service income	(16.1)	(13.7)	(48.3)	(41.2)
Interest expense, net	94.6	100.6	283.7	322.0
Income before income taxes and equity method investment earnings	280.7	361.8	896.5	1,209.0
Income tax expense	109.9	101.6	263.8	269.0
Equity method investment earnings	48.1	21.5	97.8	51.0
Net income	$218.9	$281.7	$730.5	$991.0
Less: Net income attributable to noncontrolling interests	0.5	0.3	1.2	1.7
Net income attributable to Conagra Brands, Inc.	$218.4	$281.4	$729.3	$989.3
Earnings per share — basic
Net income attributable to Conagra Brands, Inc. common stockholders	$0.45	$0.58	$1.52	$2.03
Earnings per share — diluted
Net income attributable to Conagra Brands, Inc. common stockholders	$0.45	$0.58	$1.51	$2.02

See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Thirteen Weeks Ended
	February 27, 2022			February 28, 2021
	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount
Net income	$328.8	$(109.9)	$218.9	$383.3	$(101.6)	$281.7
Other comprehensive income:
Derivative adjustments:
Unrealized derivative adjustments	2.1	(0.6)	1.5	0.6	(0.1)	0.5
Reclassification for derivative adjustments included in net income	(0.4)	0.2	(0.2)	(0.8)	0.2	(0.6)
Unrealized currency translation gains	10.7	—	10.7	0.7	(0.6)	0.1
Pension and post-employment benefit obligations:
Reclassification for pension and post-employment benefit obligations included in net income	(0.9)	0.3	(0.6)	(0.8)	0.2	(0.6)
Comprehensive income	340.3	(110.0)	230.3	383.0	(101.9)	281.1
Comprehensive income attributable to noncontrolling interests	0.6	(0.2)	0.4	0.5	(0.2)	0.3
Comprehensive income attributable to Conagra Brands, Inc.	$339.7	$(109.8)	$229.9	$382.5	$(101.7)	$280.8

	Thirty-Nine Weeks Ended
	February 27, 2022			February 28, 2021
	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount
Net income	$994.3	$(263.8)	$730.5	$1,260.0	$(269.0)	$991.0
Other comprehensive income:
Derivative adjustments:
Unrealized derivative adjustments	1.8	(0.5)	1.3	1.1	(0.3)	0.8
Reclassification for derivative adjustments included in net income	(1.0)	0.3	(0.7)	(2.9)	0.7	(2.2)
Unrealized currency translation gains (losses)	(22.7)	—	(22.7)	29.5	(1.2)	28.3
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	2.1	(0.2)	1.9	0.4	(0.1)	0.3
Reclassification for pension and post-employment benefit obligations included in net income	(2.6)	0.8	(1.8)	(2.4)	0.6	(1.8)
Comprehensive income	971.9	(263.4)	708.5	1,285.7	(269.3)	1,016.4
Comprehensive income (loss) attributable to noncontrolling interests	(1.3)	(0.4)	(1.7)	3.8	(0.6)	3.2
Comprehensive income attributable to Conagra Brands, Inc.	$973.2	$(263.0)	$710.2	$1,281.9	$(268.7)	$1,013.2

See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions except share data)

(unaudited)

	February 27, 2022	May 30, 2021
ASSETS
Current assets
Cash and cash equivalents	$79.7	$79.2
Receivables, less allowance for doubtful accounts of $3.4 and $3.2	914.5	793.9
Inventories	1,766.5	1,709.7
Prepaid expenses and other current assets	129.5	95.0
Current assets held for sale	24.4	24.3
Total current assets	2,914.6	2,702.1
Property, plant and equipment	5,731.5	5,564.8
Less accumulated depreciation	(3,076.0)	(2,992.8)
Property, plant and equipment, net	2,655.5	2,572.0
Goodwill	11,332.4	11,338.9
Brands, trademarks and other intangibles, net	4,077.6	4,124.6
Other assets	1,487.2	1,344.7
Noncurrent assets held for sale	32.0	113.3
	$22,499.3	$22,195.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$362.8	$707.4
Current installments of long-term debt	706.3	23.1
Accounts payable	1,593.9	1,655.9
Accrued payroll	142.8	175.2
Other accrued liabilities	717.1	743.0
Current liabilities held for sale	1.7	1.6
Total current liabilities	3,524.6	3,306.2
Senior long-term debt, excluding current installments	8,089.1	8,275.2
Other noncurrent liabilities	2,029.9	1,979.6
Noncurrent liabilities held for sale	2.4	3.2
Total liabilities	13,646.0	13,564.2
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 584,219,229	2,921.2	2,921.2
Additional paid-in capital	2,328.2	2,342.1
Retained earnings	6,541.2	6,262.6
Accumulated other comprehensive income (loss)	(13.3)	5.8
Less treasury stock, at cost, 104,343,974 and 103,934,839 common shares	(3,002.7)	(2,979.9)
Total Conagra Brands, Inc. common stockholders' equity	8,774.6	8,551.8
Noncontrolling interests	78.7	79.6
Total stockholders' equity	8,853.3	8,631.4
	$22,499.3	$22,195.6

See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Thirty-Nine Weeks Ended
	February 27, 2022	February 28, 2021
Cash flows from operating activities:
Net income	$730.5	$991.0
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	285.6	289.6
Asset impairment charges	72.7	4.2
Loss on extinguishment of debt	—	68.7
Gain on divestiture	—	(55.0)
Equity method investment earnings in excess of distributions	(59.7)	(19.3)
Stock-settled share-based payments expense	26.8	41.1
Contributions to pension plans	(8.6)	(23.7)
Pension benefit	(38.5)	(29.2)
Other items	(31.6)	12.6
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Receivables	(120.7)	18.5
Inventories	(57.0)	(206.7)
Deferred income taxes and income taxes payable, net	38.4	15.9
Prepaid expenses and other current assets	(34.7)	(27.9)
Accounts payable	(12.0)	(24.1)
Accrued payroll	(32.4)	(21.4)
Other accrued liabilities	19.3	1.8
Deferred employer payroll taxes	(25.5)	33.9
Net cash flows from operating activities	752.6	1,070.0
Cash flows from investing activities:
Additions to property, plant and equipment	(364.2)	(396.7)
Sale of property, plant and equipment	18.0	1.1
Purchase of marketable securities	(2.5)	(6.8)
Sale of marketable securities	2.4	8.3
Proceeds from divestitures	0.1	112.2
Other items	3.3	-
Net cash flows from investing activities	(342.9)	(281.9)
Cash flows from financing activities:
Issuance of short-term borrowings, maturities greater than 90 days	392.6	298.6
Repayment of short-term borrowings, maturities greater than 90 days	(392.6)	(49.9)
Net (repayment) issuance of other short-term borrowings	(344.6)	478.9
Issuance of long-term debt	499.1	988.2
Repayment of long-term debt	(43.1)	(2,312.1)
Debt issuance costs	(2.5)	(6.2)
Repurchase of Conagra Brands, Inc. common shares	(50.0)	(298.1)
Payment of intangible asset financing arrangement	(12.6)	(12.9)
Cash dividends paid	(431.9)	(341.7)
Exercise of stock options and issuance of other stock awards, including tax withholdings	(14.1)	(8.4)
Other items	(7.3)	—
Net cash flows from financing activities	(407.0)	(1,263.6)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(3.2)	2.9
Net change in cash and cash equivalents and restricted cash	(0.5)	(472.6)
Cash and cash equivalents and restricted cash at beginning of period	80.2	554.3
Cash and cash equivalents and restricted cash at end of period	$79.7	$81.7

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

Comprehensive Income — Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, and changes in prior service cost and net actuarial gains (losses) from pension (for amounts not in excess of the 10% "corridor") and postretirement health care plans. On foreign investments we deem to be essentially permanent in nature, we do not provide for taxes on currency translation adjustments arising from converting an investment denominated in a foreign currency to U.S. dollars. A deferred tax liability is recorded on currency translation adjustments related to undistributed foreign earnings that are not deemed to be permanently reinvested.

The following table details the accumulated balances for each component of other comprehensive income (loss), net of tax:

	February 27, 2022	May 30, 2021
Currency translation losses, net of reclassification adjustments	$(96.9)	$(77.1)
Derivative adjustments, net of reclassification adjustments	24.9	24.3
Pension and postretirement benefit obligations, net of reclassification adjustments	58.7	58.6
Accumulated other comprehensive income (loss)	$(13.3)	$5.8

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) into income:

	Thirteen Weeks Ended		Affected Line Item in the Condensed Consolidated Statement of Earnings[1]
	February 27, 2022	February 28, 2021
Net derivative adjustments:
Cash flow hedges	$(0.8)	$(0.8)	Interest expense, net
Cash flow hedges	0.4	—	Equity method investment earnings
	(0.4)	(0.8)	Total before tax
	0.2	0.2	Income tax expense
	$(0.2)	$(0.6)	Net of tax
Pension and postretirement liabilities:
Net actuarial gain	$(0.9)	$(0.8)	Pension and postretirement non-service income
	(0.9)	(0.8)	Total before tax
	0.3	0.2	Income tax expense
	$(0.6)	$(0.6)	Net of tax

	Thirty-Nine Weeks Ended		Affected Line Item in the Condensed Consolidated Statement of Earnings[1]
	February 27, 2022	February 28, 2021
Net derivative adjustment, net of tax:
Cash flow hedges	$(2.3)	$(2.4)	Interest expense, net
Cash flow hedges	—	(0.5)	Selling, general and administrative expenses
Cash flow hedges	1.3	—	Equity method investment earnings
	(1.0)	(2.9)	Total before tax
	0.3	0.7	Income tax expense
	$(0.7)	$(2.2)	Net of tax
Pension and postretirement liabilities:
Net prior service cost	$0.1	$0.2	Pension and postretirement non-service income
Net actuarial gain	(2.7)	(2.6)	Pension and postretirement non-service income
	(2.6)	(2.4)	Total before tax
	0.8	0.6	Income tax expense
	$(1.8)	$(1.8)	Net of tax

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

2. DIVESTITURES AND ASSETS HELD FOR SALE

Divestitures

During the fourth quarter of fiscal 2021, we completed the sale of our Egg Beaters® business for net proceeds of $50.7 million. The business results were previously reported primarily within our Refrigerated & Frozen segment, and to a lesser extent within our International and Foodservice segments.

During the third quarter of fiscal 2021, we completed the sale of our Peter Pan® peanut butter business for net proceeds of $101.5 million. The business results were previously reported primarily within our Grocery & Snacks segment, and to a lesser extent within our International and Foodservice segments. We recognized a gain on the sale of $49.7 million in the third quarter of fiscal 2021, included within selling, general and administrative ("SG&A") expenses.

During the second quarter of fiscal 2021, we completed the sale of our H.K. Anderson® business for net proceeds of $8.7 million and recognized a gain on the sale of $5.3 million, included within SG&A expenses. The business results were previously reported primarily within our Grocery & Snacks segment, and to a lesser extent within our Foodservice segment.

Other Assets Held for Sale

During the second quarter of fiscal 2022, we initiated a plan to sell businesses with operating results included within our Grocery & Snacks, Refrigerated & Frozen, and Foodservice segments. The assets and liabilities have been reclassified as assets and liabilities held for sale within our Condensed Consolidated Balance Sheets for all periods presented and are expected to be sold within twelve months of initiating our plan. In connection with this activity, we recognized an impairment charge of $39.2 million within SG&A expenses in the second quarter of fiscal 2022. During the third quarter of fiscal 2022, we recognized a further impairment charge of $30.9 million within SG&A expenses.

In addition, we actively market certain other assets from time to time. These assets have been reclassified as assets held for sale within our Condensed Consolidated Balance Sheets for periods prior to the disposal of the individual asset groups.

The assets and liabilities classified as held for sale reflected in our Condensed Consolidated Balance Sheets were as follows:

	February 27, 2022	May 30, 2021
Current assets	$24.4	$24.3
Noncurrent assets (including goodwill of $34.6 million at May 30, 2021)	32.0	113.3
Current liabilities	1.7	1.6
Noncurrent liabilities	2.4	3.2

3. RESTRUCTURING ACTIVITIES

Pinnacle Integration Restructuring Plan

In December 2018, our Board of Directors (the "Board") approved a restructuring and integration plan related to the ongoing integration of the operations of Pinnacle Foods, Inc. ("Pinnacle") (such plan the "Pinnacle Integration Restructuring Plan"), for the purpose of achieving significant cost synergies between the companies, as a result of which we expect to incur material charges for exit and disposal activities under U.S. GAAP. We expect to incur approximately $341.0 million of charges ($277.7 million of cash charges and $63.3 million of non-cash charges) for actions identified to date under the Pinnacle Integration Restructuring Plan. The Board and/or our senior management have authorized incurrence of these charges. In the third quarter and first three quarters of fiscal 2022, we recognized charges of $0.2 million and $13.3 million, respectively, in connection with the Pinnacle Integration Restructuring Plan. In the third quarter and first three quarters of fiscal 2021, we recognized charges of $5.4 million and $24.2 million, respectively, in connection with the Pinnacle Integration Restructuring Plan. We expect to incur costs related to the Pinnacle Integration Restructuring Plan over a multi-year period.

We anticipate that we will recognize the following pre-tax expenses in association with the Pinnacle Integration Restructuring Plan (amounts include charges recognized from plan inception through the third quarter of fiscal 2022):

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$5.2	$4.6	$—	$—	$9.8
Other cost of goods sold	3.8	7.0	0.7	—	11.5
Total cost of goods sold	9.0	11.6	0.7	—	21.3
Severance and related costs	—	4.3	1.5	112.2	118.0
Asset impairment (net of gains on disposal)	27.8	(1.4)	—	2.5	28.9
Accelerated depreciation	—	—	—	7.4	7.4
Contract/lease termination	6.5	3.7	0.8	15.4	26.4
Consulting/professional fees	1.0	—	0.8	105.8	107.6
Other selling, general and administrative expenses	5.7	4.7	0.3	20.7	31.4
Total selling, general and administrative expenses	41.0	11.3	3.4	264.0	319.7
Consolidated total	$50.0	$22.9	$4.1	$264.0	$341.0

During the third quarter of fiscal 2022, we recognized the following pre-tax expenses for the Pinnacle Integration Restructuring Plan:

	Refrigerated & Frozen	Corporate	Total
Other cost of goods sold	$0.4	$—	$0.4
Total cost of goods sold	0.4	—	0.4
Severance and related costs	0.5	—	0.5
Asset gains on disposal (net of impairment)	(5.5)	—	(5.5)
Contract/lease termination	—	(0.7)	(0.7)
Consulting/professional fees	—	4.9	4.9
Other selling, general and administrative expenses	0.3	0.3	0.6
Total selling, general and administrative expenses	(4.7)	4.5	(0.2)
Consolidated total	$(4.3)	$4.5	$0.2

Included in the above results are $5.3 million of charges that have resulted or will result in cash outflows and a non-cash net benefit of $5.1 million.

During the first three quarters of fiscal 2022, we recognized the following pre-tax expenses for the Pinnacle Integration Restructuring Plan:

	Grocery & Snacks	Refrigerated & Frozen	Corporate	Total
Other cost of goods sold	$—	$1.9	$—	$1.9
Total cost of goods sold	—	1.9	—	1.9
Severance and related costs	—	0.9	(0.2)	0.7
Asset gains on disposal (net of impairment)	—	(5.4)	(0.1)	(5.5)
Contract/lease termination	—	—	(0.5)	(0.5)
Consulting/professional fees	0.2	—	13.3	13.5
Other selling, general and administrative expenses	0.1	1.3	1.8	3.2
Total selling, general and administrative expenses	0.3	(3.2)	14.3	11.4
Consolidated total	$0.3	$(1.3)	$14.3	$13.3

Included in the above results are $17.2 million of charges that have resulted or will result in cash outflows and a net non-cash benefit of $3.9 million.

We recognized the following cumulative (plan inception to February 27, 2022) pre-tax expenses for the Pinnacle Integration Restructuring Plan in our Condensed Consolidated Statement of Earnings:

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$0.6	$4.6	$—	$—	$5.2
Other cost of goods sold	2.3	4.8	0.7	—	7.8
Total cost of goods sold	2.9	9.4	0.7	—	13.0
Severance and related costs	—	4.3	1.5	112.2	118.0
Asset impairment (net of gains on disposal)	0.3	(1.4)	—	2.5	1.4
Accelerated depreciation	—	—	—	7.4	7.4
Contract/lease termination	1.8	—	0.8	15.4	18.0
Consulting/professional fees	0.9	—	0.8	102.8	104.5
Other selling, general and administrative expenses	2.9	2.4	0.3	19.1	24.7
Total selling, general and administrative expenses	5.9	5.3	3.4	259.4	274.0
Consolidated total	$8.8	$14.7	$4.1	$259.4	$287.0

Included in the above results are $258.1 million of charges that have resulted or will result in cash outflows and $28.9 million in non-cash charges.

Liabilities recorded for the Pinnacle Integration Restructuring Plan and changes therein for the first three quarters of fiscal 2022 were as follows:

	Balance at May 30, 2021	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at February 27, 2022
Severance and related costs	$5.1	$0.3	$(5.1)	$0.4	$0.7
Contract/lease termination	—	—	0.5	(0.5)	—
Consulting/professional fees	3.9	13.5	(15.8)	—	1.6
Other costs	—	3.5	(3.5)	—	—
Total	$9.0	$17.3	$(23.9)	$(0.1)	$2.3

Conagra Restructuring Plan

In fiscal 2019, senior management initiated a restructuring plan for costs incurred in connection with actions taken to improve SG&A expense effectiveness and efficiencies and to optimize our supply chain network (the "Conagra Restructuring Plan"). Although we remain unable to make good faith estimates relating to the entire Conagra Restructuring Plan, we are reporting on actions initiated through the end of the third quarter of fiscal 2022, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of February 27, 2022, we have approved the incurrence of $175.6 million ($48.8 million of cash charges and $126.8 million of non-cash charges) for several projects associated with the Conagra Restructuring Plan. As of February 27, 2022, we have incurred or expect to incur $148.4 million of charges ($44.6 million of cash charges and $103.8 million of non-cash charges) for actions identified to date under the Conagra Restructuring Plan. In the third quarter and first three quarters of fiscal 2022, we recognized charges of $10.5 million and $25.6 million, respectively, in connection with the Conagra Restructuring Plan. In the third quarter and first three quarters of fiscal 2021, we recognized charges of $10.0 million and $37.8 million, respectively, in connection with the Conagra Restructuring Plan. We expect to incur costs related to the Conagra Restructuring Plan over a multi-year period.

We anticipate that we will recognize the following pre-tax expenses in association with the Conagra Restructuring Plan (amounts include charges recognized from plan inception through the third quarter of fiscal 2022):

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Corporate	Total
Accelerated depreciation	$33.2	$39.9	$—	$—	$—	$73.1
Other cost of goods sold	8.8	4.0	—	—	—	12.8
Total cost of goods sold	42.0	43.9	—	—	—	85.9
Severance and related costs	11.6	1.2	1.3	0.3	4.9	19.3
Asset impairment (net of gains on disposal)	23.5	0.4	0.1	—	—	24.0
Contract/lease termination	0.4	2.6	—	—	0.1	3.1
Consulting/professional fees	—	—	—	—	0.9	0.9
Other selling, general and administrative expenses	11.6	2.7	—	—	0.3	14.6
Total selling, general and administrative expenses	47.1	6.9	1.4	0.3	6.2	61.9
Total	$89.1	$50.8	$1.4	$0.3	$6.2	$147.8
Pension and postretirement non-service income						0.6
Consolidated total						$148.4

During the third quarter of fiscal 2022, we recognized the following pre-tax expenses for the Conagra Restructuring Plan:
	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$—	$2.6	$—	$—	$2.6
Other cost of goods sold	0.3	2.3	—	—	2.6
Total cost of goods sold	0.3	4.9	—	—	5.2
Severance and related costs	(0.1)	0.4	0.2	2.2	2.7
Asset impairment (net of gains on disposal)	0.2	—	—	—	0.2
Other selling, general and administrative expenses	2.2	0.2	—	—	2.4
Total selling, general and administrative expenses	2.3	0.6	0.2	2.2	5.3
Total	$2.6	$5.5	$0.2	$2.2	$10.5

Included in the above results are $6.8 million in charges that have resulted or will result in cash outflows and $3.7 million in non-cash charges.

During the first three quarters of fiscal 2022, we recognized the following pre-tax expenses for the Conagra Restructuring Plan:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Corporate	Total
Accelerated depreciation	$1.2	$12.4	$—	$—	$—	$13.6
Other cost of goods sold	4.0	2.4	—	—	—	6.4
Total cost of goods sold	5.2	14.8	—	—	—	20.0
Severance and related costs	1.2	(0.8)	0.2	0.3	2.3	3.2
Asset impairment (net of gains on disposal)	(3.6)	0.1	—	—	—	(3.5)
Contract/lease termination	0.1	—	—	—	—	0.1
Other selling, general and administrative expenses	5.5	0.2	—	—	0.1	5.8
Total selling, general and administrative expenses	3.2	(0.5)	0.2	0.3	2.4	5.6
Total	$8.4	$14.3	$0.2	$0.3	$2.4	$25.6

Included in the above results are $11.4 million in charges that have resulted or will result in cash outflows and $14.2 million in non-cash charges.

We recognized the following cumulative (plan inception to February 27, 2022) pre-tax expenses for the Conagra Restructuring Plan in our Condensed Consolidated Statement of Earnings:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Corporate	Total
Accelerated depreciation	$33.2	$39.1	$—	$—	$—	$72.3
Other cost of goods sold	8.8	2.6	—	—	—	11.4
Total cost of goods sold	42.0	41.7	—	—	—	83.7
Severance and related costs	11.6	1.0	1.3	0.3	4.4	18.6
Asset impairment (net of gains on disposal)	23.5	0.4	0.1	—	—	24.0
Contract/lease termination	0.1	—	—	—	0.1	0.2
Other selling, general and administrative expenses	10.5	0.5	—	—	0.3	11.3
Total selling, general and administrative expenses	45.7	1.9	1.4	0.3	4.8	54.1
Total	$87.7	$43.6	$1.4	$0.3	$4.8	$137.8
Pension and postretirement non-service income						0.6
Consolidated total						$138.4

Included in the above results are $35.5 million of charges that have resulted or will result in cash outflows and $102.9 million in non-cash charges.

Liabilities recorded for the Conagra Restructuring Plan and changes therein for the first three quarters of fiscal 2022 were as follows:

	Balance at May 30, 2021	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at February 27, 2022
Severance and related costs	$9.7	$4.4	$(7.0)	$(1.2)	$5.9
Contract/lease termination	—	0.1	(0.1)	—	—
Other costs	—	8.1	(7.5)	—	0.6
Total	$9.7	$12.6	$(14.6)	$(1.2)	$6.5

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

At February 27, 2022, we had a revolving credit facility (the "Revolving Credit Facility") with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $1.6 billion (subject to increase to a maximum aggregate principal amount of $2.1 billion with the consent of the lenders). The Revolving Credit Facility matures on July 11, 2024 and is unsecured. The term of the Revolving Credit Facility may be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. As of February 27, 2022, there were no outstanding borrowings under the Revolving Credit Facility.

In the first quarter of fiscal 2022, we entered into an amendment to the Revolving Credit Facility (the "Amended Revolving Credit Facility"). The Amended Revolving Credit Facility generally requires our ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest expense not to be less than 3.0 to 1.0 and our ratio of funded debt to EBITDA not to exceed 4.5 to 1.0, with each ratio to be calculated on a rolling four-quarter basis. As of February 27, 2022, we were in compliance with all financial covenants under the Amended Revolving Credit Facility.

Net interest expense consists of:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 27, 2022	February 28, 2021	February 27, 2022	February 28, 2021
Long-term debt	$97.9	$102.7	$292.5	$329.9
Short-term debt	0.6	1.0	1.7	1.5
Interest income	(0.5)	(0.4)	(1.1)	(1.6)
Interest capitalized	(3.4)	(2.7)	(9.4)	(7.8)
	$94.6	$100.6	$283.7	$322.0

5. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the first three quarters of fiscal 2022, excluding amounts classified as held for sale (see Note 2), was as follows:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Balance as of May 30, 2021	$4,692.4	$5,611.2	$302.5	$732.8	$11,338.9
Currency translation	—	—	(6.5)	—	(6.5)
Balance as of February 27, 2022	$4,692.4	$5,611.2	$296.0	$732.8	$11,332.4

Other identifiable intangible assets, excluding amounts classified as held for sale, were as follows:

	February 27, 2022		May 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets
Brands and trademarks	$3,271.3	$—	$3,273.1	$—
Amortizing intangible assets
Customer relationships and intellectual property	1,227.5	421.2	1,228.8	377.3
	$4,498.8	$421.2	$4,501.9	$377.3

Amortizing intangible assets carry a remaining weighted average life of approximately 19 years. Amortization expense was $14.8 million and $44.5 million for the third quarter and first three quarters of fiscal 2022, respectively, and $14.9 million and $44.8 million for the third quarter and first three quarters of fiscal 2021, respectively. Based on amortizing assets recognized in our Condensed Consolidated Balance Sheet as of February 27, 2022, amortization expense is estimated to average $51.0 million for each of the next five years.

6. DERIVATIVE FINANCIAL INSTRUMENTS

Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.

Commodity futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, diesel fuel and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of February 27, 2022, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through November 2022.

In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of February 27, 2022, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through November 2022.

From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.

Derivatives Designated as Cash Flow Hedges

During the first quarter of fiscal 2019, we entered into deal-contingent forward starting interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to help finance the acquisition of Pinnacle. We settled these contracts during the second quarter of fiscal 2019 and deferred a $47.5 million gain in accumulated other comprehensive income that is being amortized as a reduction of interest expense over the lives of the related debt instruments. The unamortized amount at February 27, 2022, was $35.8 million.

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

All derivative instruments are recognized on our balance sheets at fair value (refer to Note 14 for additional information related to fair value measurements). The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with U.S. GAAP, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At February 27, 2022 and May 30, 2021, amounts representing an obligation to return cash collateral of $1.7 million and $2.0 million, respectively, were included in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.

Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or an obligation to return cash collateral were reflected in our Condensed Consolidated Balance Sheets as follows:

	February 27, 2022	May 30, 2021
Prepaid expenses and other current assets	$14.0	$15.5
Other accrued liabilities	1.2	6.9

The following table presents our derivative assets and liabilities, at February 27, 2022, on a gross basis, prior to the setoff of $11.7 million to total derivative assets and $10.0 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$25.0	Other accrued liabilities	$10.0
Foreign exchange contracts	Prepaid expenses and other current assets	0.7	Other accrued liabilities	1.2
Total derivatives not designated as hedging instruments		$25.7		$11.2

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

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Condensed Consolidated Statements of Earnings were as follows:

	Location in Condensed Consolidated	Gains (Losses) Recognized on Derivatives in Condensed Consolidated Statements of Earnings for the Thirteen Weeks Ended
Derivatives Not Designated as Hedging Instruments	Statements of Earnings of Gains (Losses) Recognized on Derivatives	February 27, 2022	February 28, 2021
Commodity contracts	Cost of goods sold	$13.0	$8.2
Foreign exchange contracts	Cost of goods sold	(3.0)	(2.9)
Total gains from derivative instruments not designated as hedging instruments		$10.0	$5.3

	Location in Condensed Consolidated	Gains (Losses) Recognized on Derivatives in Condensed Consolidated Statements of Earnings for the Thirty-nine Weeks Ended
Derivatives Not Designated as Hedging Instruments	Statements of Earnings of Gains (Losses) Recognized on Derivatives	February 27, 2022	February 28, 2021
Commodity contracts	Cost of goods sold	$21.8	$11.8
Foreign exchange contracts	Cost of goods sold	5.4	(10.4)
Total gains from derivative instruments not designated as hedging instruments		$27.2	$1.4

As of February 27, 2022, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $123.3 million and $154.5 million for purchase and sales contracts, respectively. As of May 30, 2021, our open commodity contracts had a notional value of $148.8 million and $159.4 million for purchase and sales contracts, respectively. The notional amount of our foreign currency forward contracts as of February 27, 2022 and May 30, 2021 was $88.2 million and $111.4 million, respectively.

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

At February 27, 2022, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contract, was $0.7 million.

7. SHARE-BASED PAYMENTS

For the third quarter and first three quarters of fiscal 2022, we recognized total stock-based compensation expense (including restricted stock units, performance shares, and performance-based restricted stock units) of $12.5 million and $26.8 million, respectively. For the third quarter and first three quarters of fiscal 2021, we recognized total stock-based compensation expense of $10.4 million and $42.4 million, respectively. In the first three quarters of fiscal 2022, we granted 1.0 million restricted stock units at a weighted average grant date price of $34.27 and 0.5 million performance shares at a weighted average grant date price of $34.13.

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

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 27, 2022	February 28, 2021	February 27, 2022	February 28, 2021
Net income attributable to Conagra Brands, Inc. common stockholders:	$218.4	$281.4	$729.3	$989.3
Weighted average shares outstanding:
Basic weighted average shares outstanding	480.3	485.7	480.3	487.4
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	1.9	1.9	1.9	1.8
Diluted weighted average shares outstanding	482.2	487.6	482.2	489.2

For the third quarter and first three quarters of fiscal 2022, there were 1.0 million and 0.8 million stock options outstanding, respectively, that were excluded from the computation of diluted weighted average shares because the effect was antidilutive. For the third quarter and first three quarters of fiscal 2021, there were 0.5 million and 0.7 million stock options outstanding, respectively, that were excluded from the calculation.

9. INVENTORIES

The major classes of inventories were as follows:

	February 27, 2022	May 30, 2021
Raw materials and packaging	$351.6	$284.1
Work in process	176.6	125.1
Finished goods	1,157.4	1,221.8
Supplies and other	80.9	78.7
Total	$1,766.5	$1,709.7

10. INCOME TAXES

In the third quarter of fiscal 2022 and 2021, we recognized income tax expense of $109.9 million and $101.6 million, respectively. In the first three quarters of fiscal 2022 and 2021, we recognized income tax expense of $263.8 million and $269.0 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 33.4% and 26.5% for the third quarter of fiscal 2022 and 2021, respectively. The effective tax rate for the first three quarters of fiscal 2022 and 2021 was 26.5% and 21.3%, respectively.

The effective tax rate in the third quarter of fiscal 2022 reflected additional tax expense of $25.0 million related to tax elections made in connection with filing our fiscal 2021 federal tax return. These elections are still under review with the Internal Revenue Service. These elections may result in increases to the tax basis in those assets and if successful would result in tax benefits being realized in future periods. The effective tax rate also reflected additional tax expense associated with non-deductible goodwill related to assets held for sale for which an impairment charge was recognized.

The effective tax rate in the first three quarters of fiscal 2022 reflected the above-cited items, as well as a tax benefit resulting from state law changes, a benefit from statute lapses on state tax issues that were previously reserved, and a benefit from the settlement of tax issues that were previously reserved.

The effective tax rate for the third quarter of fiscal 2021 reflected additional tax expense associated with non-deductible goodwill related to the divestiture of the Peter Pan® peanut butter business.

The effective tax rate for the first three quarters of fiscal 2021 reflected the above-cited item, as well as release of valuation allowance associated with the capital gains from the divestiture of the Peter Pan®  peanut butter business, a benefit from statute lapses on state tax issues that were previously reserved, and a benefit resulting from the regulations issued by the U.S. Treasury and Internal Revenue Service on certain provisions of the 2017 Tax Cuts and Jobs Act.

The amount of gross unrecognized tax benefits for uncertain tax positions was $54.8 million as of February 27, 2022 and $33.0 million as of May 30, 2021. Included in these amounts were $0.2 million and $0.8 million, respectively, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The amount as of February 27, 2022 includes the issue noted above that is still under review with the IRS. The gross unrecognized tax benefits excluded related liabilities for gross interest and penalties of $7.6 million and $8.8 million as of February 27, 2022 and May 30, 2021, respectively.

The net amount of unrecognized tax benefits at February 27, 2022 and May 30, 2021 that, if recognized, would favorably impact the Company's effective tax rate was $49.9 million and $28.2 million, respectively.

We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $4.4 million over the next twelve months due to various state audit settlements and the expiration of statutes of limitations.

In the third quarter of fiscal 2022, it was determined that the current earnings of certain foreign subsidiaries were not indefinitely reinvested or that we could not remit to the U.S. parent in a tax-neutral transaction. Accordingly, we recorded a deferred tax liability of $1.2 million on approximately $23.6 million of earnings at February 27, 2022. The deferred tax liability relates to local withholding taxes that will be owed when this cash is distributed. The undistributed historic earnings in our foreign subsidiaries through May 30, 2021 are considered to be indefinitely reinvested or can be remitted in a tax-neutral transaction. Accordingly, we have not recorded a deferred tax liability related to these undistributed historic earnings.

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

We have accrued $11.4 million and $40.6 million, within other accrued liabilities and other noncurrent liabilities, respectively, for this matter as of February 27, 2022. The extent of insurance coverage is uncertain and the Company's carriers are on notice; however, any possible insurance recovery has not been considered for purposes of determining our liability.

We are party to a number of putative class action lawsuits challenging various product claims made in the Company's product labeling. These matters include Briseno v. ConAgra Foods, Inc. in which it is alleged that the labeling for Wesson® oils as 100% natural is false and misleading because the oils contain genetically modified plants and organisms. In February 2015, the U.S. District Court for the Central District of California granted class certification to permit plaintiffs to pursue state law claims. The Company appealed to the United States Court of Appeals for the Ninth Circuit, which affirmed class certification in January 2017. The Supreme Court of the United States declined to review the decision and the case was remanded to the trial court for further proceedings. On April 4, 2019, the trial court granted preliminary approval of a settlement in this matter. In the second quarter of fiscal 2020, a single objecting class member appealed the court's decision approving the settlement to the United States Court of Appeals for the Ninth Circuit. On June 1, 2021, the appellate court rejected the settlement and remanded to the trial court for further proceedings. On December 22, 2021, the trial court denied plaintiffs’ motion for final approval of the settlement. While we cannot predict with certainty the results of this or any other legal proceeding challenging our product claims, we do not expect these matters to have a material adverse effect on our financial condition, results of operations, or business.

We are party to matters challenging the Company's wage and hour practices. These matters include a number of class actions consolidated under the caption Negrete v. ConAgra Foods, Inc., et al., pending in the U.S. District Court for the Central District of California, in which the plaintiffs allege a pattern of violations of California and/or federal law at several current and former Company manufacturing facilities across the State of California. On June 21, 2021, the trial court granted preliminary approval of a settlement in this matter. Final approval of the settlement was granted on February 7, 2022 and the case was dismissed with prejudice. The Company fulfilled its settlement obligations by contributing a total of $9.4 million to the settlement fund as of February 18, 2022.

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

In October 2019, the Minnesota Pollution Control Agency ("MPCA") initiated an odor complaint investigation at our Waseca, Minnesota vegetable processing facility. As a result of the investigation, the MPCA required implementation of a continuous monitoring system running from May 1 – October 31 to monitor hydrogen sulfide emissions at the wastewater treatment facility. As a result of the monitoring data findings, the MPCA has alleged violations of Minnesota Ambient Air Quality Standards based on our hydrogen sulfide emissions during calendar years 2020 and 2021. The MPCA's current proposed penalty is $1.8 million for 2020 and $4.3 million for 2021, however, we are still in settlement negotiations with the MPCA to reduce the amount allegedly owed. To that end, Conagra is taking additional actions to improve wastewater treatment at the Waseca facility, which may be used to offset portions of the penalties ultimately agreed upon by the parties.

We are a party to certain environmental proceedings relating to our acquisition of Beatrice in fiscal 1991. Such proceedings include proceedings related to businesses divested by Beatrice prior to our acquisition of Beatrice. The current environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's possible status as a potentially responsible party at approximately 40 Superfund, proposed Superfund, or state-equivalent sites (the "Beatrice sites"). These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, polychlorinated biphenyls, acids, lead, sulfur, tannery wastes, and/or other contaminants. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $51.9 million ($2.4 million within other accrued liabilities and $49.5 million within other noncurrent liabilities) as of February 27, 2022, a majority of which relates to the Superfund and state-equivalent sites referenced above. During the third quarter of fiscal 2017, a final Remedial Investigation/Feasibility Study was submitted for the Southwest Properties portion ("Operating Unit

4") of the Wells G&H Superfund site, which is one of the Beatrice sites. The U.S. Environmental Protection Agency ("EPA") issued a Record of Decision ("ROD") for the Southwest Properties portion of the site on September 29, 2017 and entered into negotiations with potentially responsible parties to determine final responsibility for implementing the ROD. On September 14, 2020, the district court entered a consent decree among EPA and the settling defendants, including the Company.

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

We also guarantee a lease resulting from an exited facility. As of February 27, 2022, the remaining term of this arrangement did not exceed five years and the maximum amount of future payments we have guaranteed was $11.9 million.

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

Components of pension and postretirement plan costs (benefits) are:

	Pension Plans
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 27, 2022	February 28, 2021	February 27, 2022	February 28, 2021
Service cost	$2.0	$2.7	$6.7	$9.0
Interest cost	20.9	21.7	62.5	65.1
Expected return on plan assets	(36.4)	(35.0)	(109.1)	(105.0)
Amortization of prior service cost	0.5	0.5	1.4	1.7
Pension cost (benefit) — Company plans	(13.0)	(10.1)	(38.5)	(29.2)
Pension cost (benefit) — multi-employer plans	2.0	1.7	6.3	5.7
Total pension cost (benefit)	$(11.0)	$(8.4)	$(32.2)	$(23.5)

	Postretirement Plans
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 27, 2022	February 28, 2021	February 27, 2022	February 28, 2021
Service cost	$0.1	$—	$0.2	$0.1
Interest cost	0.3	0.4	1.0	1.1
Amortization of prior service cost (benefit)	(0.5)	(0.5)	(1.4)	(1.5)
Recognized net actuarial gain	(0.9)	(0.8)	(2.7)	(2.6)
Total postretirement cost (benefit)	$(1.0)	$(0.9)	$(2.9)	$(2.9)

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

During the third quarter and first three quarters of fiscal 2022, we contributed $3.7 million and $8.6 million, respectively, to our pension plans and contributed $1.7 million and $5.5 million, respectively, to our postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $3.7 million to our pension plans during the remainder of fiscal 2022. We anticipate making further contributions of approximately $3.5 million to our postretirement plans during the remainder of fiscal 2022. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.

13. STOCKHOLDERS' EQUITY

The following table presents a reconciliation of our stockholders' equity accounts for the thirty-nine weeks ended February 27, 2022:

	Conagra Brands, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 30, 2021	584.2	$2,921.2	$2,342.1	$6,262.6	$5.8	$(2,979.9)	$79.6	$8,631.4
Stock option and incentive plans			(37.1)	0.2		21.8	0.3	(14.8)
Currency translation adjustments					(14.4)		(1.3)	(15.7)
Repurchase of common shares						(50.0)		(50.0)
Derivative adjustments					(2.1)			(2.1)
Activities of noncontrolling interests							0.3	0.3
Pension and postretirement healthcare benefits					1.3			1.3
Dividends declared on common stock; $0.3125 per share				(149.9)				(149.9)
Net income attributable to Conagra Brands, Inc.				235.4				235.4
Balance at August 29, 2021	584.2	$2,921.2	$2,305.0	$6,348.3	$(9.4)	$(3,008.1)	$78.9	$8,635.9
Stock option and incentive plans			12.1	(0.6)		0.3	0.1	11.9
Currency translation adjustments					(16.2)		(1.5)	(17.7)
Derivative adjustments					1.4			1.4
Activities of noncontrolling interests							0.4	0.4
Pension and postretirement healthcare benefits					(0.6)			(0.6)
Dividends declared on common stock; $0.3125 per share				(149.9)				(149.9)
Net income attributable to Conagra Brands, Inc.				275.5				275.5
Balance at November 28, 2021	584.2	$2,921.2	$2,317.1	$6,473.3	$(24.8)	$(3,007.8)	$77.9	$8,756.9
Stock option and incentive plans			11.1	(0.5)		5.1	0.4	16.1
Currency translation adjustments					10.8		(0.1)	10.7
Derivative adjustments					1.3			1.3
Activities of noncontrolling interests							0.5	0.5
Pension and postretirement healthcare benefits					(0.6)			(0.6)
Dividends declared on common stock; $0.3125 per share				(150.0)				(150.0)
Net income attributable to Conagra Brands, Inc.				218.4				218.4
Balance at February 27, 2022	584.2	$2,921.2	$2,328.2	$6,541.2	$(13.3)	$(3,002.7)	$78.7	$8,853.3

The following table presents a reconciliation of our stockholders' equity accounts for the thirty-nine weeks ended February 28, 2021:

	Conagra Brands, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 31, 2020	584.2	$2,921.2	$2,323.2	$5,471.2	$(109.6)	$(2,729.9)	$74.6	$7,950.7
Stock option and incentive plans			(25.4)	(0.7)		33.5		7.4
Adoption of ASU 2016-13				(1.1)				(1.1)
Currency translation adjustments					15.3		2.2	17.5
Derivative adjustments					(1.2)			(1.2)
Activities of noncontrolling interests							0.8	0.8
Pension and postretirement healthcare benefits					(0.3)			(0.3)
Dividends declared on common stock; $0.2125 per share				(103.8)				(103.8)
Net income attributable to Conagra Brands, Inc.				329.0				329.0
Balance at August 30, 2020	584.2	$2,921.2	$2,297.8	$5,694.6	$(95.8)	$(2,696.4)	$77.6	$8,199.0
Stock option and incentive plans			14.2	(0.4)		1.6		15.4
Currency translation adjustments					11.4		(0.7)	10.7
Derivative adjustments					(0.1)			(0.1)
Activities of noncontrolling interests							0.6	0.6
Pension and postretirement healthcare benefits					(0.6)			(0.6)
Dividends declared on common stock; $0.275 per share				(134.4)				(134.4)
Net income attributable to Conagra Brands, Inc.				378.9				378.9
Balance at November 29, 2020	584.2	$2,921.2	$2,312.0	$5,938.7	$(85.1)	$(2,694.8)	$77.5	$8,469.5
Stock option and incentive plans			7.1	(0.5)		3.4	0.2	10.2
Currency translation adjustments					0.1			0.1
Repurchase of common shares						(298.1)		(298.1)
Derivative adjustments					(0.1)			(0.1)
Activities of noncontrolling interests							0.3	0.3
Pension and postretirement healthcare benefits					(0.6)			(0.6)
Dividends declared on common stock; $0.275 per share				(132.9)				(132.9)
Net income attributable to Conagra Brands, Inc.				281.4				281.4
Balance at February 28, 2021	584.2	$2,921.2	$2,319.1	$6,086.7	$(85.7)	$(2,989.5)	$78.0	$8,329.8

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

The following table presents our financial instruments measured at fair value on a recurring basis for which, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 27, 2022:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$13.3	$0.7	$—	$14.0
Marketable securities	7.3	—	—	7.3
Deferred compensation assets	8.1	—	—	8.1
Available-for-sale debt securities	—	—	7.5	7.5
Total assets	$28.7	$0.7	$7.5	$36.9
Liabilities:
Derivative liabilities	$—	$1.2	$—	$1.2
Deferred compensation liabilities	75.8	—	—	75.8
Total liabilities	$75.8	$1.2	$—	$77.0

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

In the first three quarters of fiscal 2022, we recognized impairment charges totaling $26.3 million in our Grocery & Snacks segment, $28.9 million in our Refrigerated & Frozen segment, and $14.9 million in our Foodservice segment. The impairments were measured based upon the estimated sales price of the disposal group (see Note 2).

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

The carrying amount of long-term debt (including current installments) was $8.80 billion and $8.30 billion as of February 27, 2022 and May 30, 2021, respectively. Based on current market rates, the fair value of this debt (level 2 liabilities) at February 27, 2022 and May 30, 2021, was estimated at $9.54 billion and $9.76 billion, respectively.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 27, 2022	February 28, 2021	February 27, 2022	February 28, 2021
Net sales
Grocery & Snacks	$1,199.0	$1,129.5	$3,538.6	$3,543.6
Refrigerated & Frozen	1,238.6	1,203.1	3,626.3	3,581.7
International	241.2	240.9	740.0	709.7
Foodservice	234.9	197.6	721.0	610.2
Total net sales	$2,913.7	$2,771.1	$8,625.9	$8,445.2
Operating profit
Grocery & Snacks	$231.5	$290.0	$696.6	$889.2
Refrigerated & Frozen	158.0	214.6	483.9	719.0
International	29.9	27.8	101.1	105.8
Foodservice	4.7	13.0	38.8	61.0
Total operating profit	$424.1	$545.4	$1,320.4	$1,775.0
Equity method investment earnings	48.1	21.5	97.8	51.0
General corporate expense	64.9	96.7	188.5	285.2
Pension and postretirement non-service income	(16.1)	(13.7)	(48.3)	(41.2)
Interest expense, net	94.6	100.6	283.7	322.0
Income tax expense	109.9	101.6	263.8	269.0
Net income	$218.9	$281.7	$730.5	$991.0
Less: Net income attributable to noncontrolling interests	0.5	0.3	1.2	1.7
Net income attributable to Conagra Brands, Inc.	$218.4	$281.4	$729.3	$989.3

The following table presents further disaggregation of our net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 27, 2022	February 28, 2021	February 27, 2022	February 28, 2021
Frozen	$1,061.8	$1,013.2	$3,055.3	$2,951.9
Staples
Other shelf-stable	698.5	696.5	2,064.7	2,202.3
Refrigerated	176.8	189.9	571.0	629.8
Snacks	500.5	433.0	1,473.9	1,341.3
Foodservice	234.9	197.6	721.0	610.2
International	241.2	240.9	740.0	709.7
Total net sales	$2,913.7	$2,771.1	$8,625.9	$8,445.2

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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 27, 2022	February 28, 2021	February 27, 2022	February 28, 2021
Gross derivative gains incurred	$10.0	$5.3	$27.2	$1.4
Less: Net derivative gains (losses) allocated to reporting segments	8.1	(1.1)	21.9	(5.8)
Net derivative gains recognized in general corporate expenses	$1.9	$6.4	$5.3	$7.2
Net derivative gains (losses) allocated to Grocery & Snacks	$3.9	$0.3	$11.8	$(4.1)
Net derivative gains (losses) allocated to Refrigerated & Frozen	3.6	(0.1)	12.9	(2.1)
Net derivative gains (losses) allocated to International	0.3	(1.3)	(3.6)	1.1
Net derivative gains (losses) allocated to Foodservice	0.3	—	0.8	(0.7)
Net derivative gains (losses) included in segment operating profit	$8.1	$(1.1)	$21.9	$(5.8)

As of February 27, 2022, the cumulative amount of net derivative gains from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $16.8 million. This amount reflected net gains of $17.7 million incurred during the thirty-nine weeks ended February 27, 2022 and net losses of $0.9 million incurred prior to fiscal 2022. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results gains of $7.2 million in fiscal 2022 and gains of $9.6 million in fiscal 2023 and thereafter.

Assets by Segment

The majority of our manufacturing assets are shared across multiple reporting segments. Output from these facilities used by each reporting segment can change over time. Also, working capital balances are not tracked by reporting segment. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment. Total depreciation expense was $77.3 million and $241.1 million for the third quarter and first three quarters of fiscal 2022, respectively. Total depreciation expense was $81.7 million and $244.8 million for the third quarter and first three quarters of fiscal 2021, respectively.

Other Information

Our operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant with respect to consolidated operations for the third quarter and first three quarters of fiscal 2022 and 2021. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were approximately $248.9 million and $755.3 million in the third quarter and first three quarters of fiscal 2022, respectively. Our foreign net sales during the third quarter and first three quarters of fiscal 2021 were approximately $246.8 million and $724.1 million, respectively. Our long-lived assets located outside of the United States are not significant.

Our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 27% of consolidated net sales in both the third quarter and first three quarters of fiscal 2022, and 27% and 26% in the third quarter and first three quarters of 2021, respectively, primarily in the Grocery & Snacks and Refrigerated & Frozen segments.

Walmart, Inc. and its affiliates accounted for approximately 30% and 31% of consolidated net receivables as of February 27, 2022 and May 30, 2021, respectively. The Kroger Co. and its affiliates accounted for approximately 10% and 11% of consolidated net receivables as of February 27, 2022 and May 30, 2021, respectively.

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

Readers of this report should understand that these forward-looking statements are not guarantees of performance or results. Forward-looking statements provide our current expectations and beliefs concerning future events and are subject to risks, uncertainties, and factors relating to our business and operations, all of which are difficult to predict and could cause our actual results to differ materially from the expectations expressed in or implied by such forward-looking statements. These risks, uncertainties, and factors include, among other things: the risk that the cost savings and any other synergies from the acquisition of Pinnacle Foods, Inc. (the "Pinnacle acquisition") may not be fully realized or may take longer to realize than expected; the risk that the Pinnacle acquisition may not be accretive within the expected timeframe or to the extent anticipated; the risks that the Pinnacle acquisition and related integration will create disruption to the Company and its management and impede the achievement of business plans; risks related to our ability to achieve the intended benefits of other recent acquisitions and divestitures; risks associated with general economic and industry conditions; risks associated with our ability to successfully execute our long-term value creation strategies; risks related to our ability to deleverage on currently anticipated timelines, and to continue to access capital on acceptable terms or at all; risks related to our ability to execute operating and restructuring plans and achieve targeted operating efficiencies from cost-saving initiatives, and to benefit from trade optimization programs; risks related to the effectiveness of our hedging activities and ability to respond to volatility in commodities; risks related to the Company's competitive environment and related market conditions; risks related to our ability to respond to changing consumer preferences and the success of our innovation and marketing investments; risks related to the ultimate impact of any product recalls and litigation, including litigation related to the lead paint and pigment matters, as well as any securities litigation, including securities class action lawsuits; risk associated with actions of governments and regulatory bodies that affect our businesses, including the ultimate impact of new or revised regulations or interpretations; risks related to the impact of the COVID-19 pandemic on our business, suppliers, consumers, customers, and employees; risks related to our forecasts of consumer eat-at-home habits as the impacts of the COVID-19 pandemic abate; risks related to the availability and prices of supply chain resources, including raw materials, packaging, and transportation, including any negative effects caused by changes in inflation rates, weather conditions, or health pandemics, or actual or threatened hostilities or war, or other geopolitical uncertainty; disruptions or inefficiencies in our supply chain and/or operations, including from the COVID-19 pandemic; risks related to disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine; risks associated with actions by our customers, including changes in distribution and purchasing terms; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges; risks related to a material failure in or breach of our or our vendors' information technology systems; the amount and timing of future dividends, which remain subject to Board approval and depend on market and other conditions; and other risks described in our reports filed from time to time with the Securities and Exchange Commission (the "SEC"). We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility to update these statements, except as required by law.

The discussion that follows should be read together with the unaudited Condensed Consolidated Financial Statements and related notes contained in this report and with the financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended May 30, 2021 and subsequent filings with the SEC. Results for the third quarter of fiscal 2022 are not necessarily indicative of results that may be attained in the future.

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

Fiscal 2022 Third Quarter Results

In the third quarter of fiscal 2022, results reflected an increase in net sales, with organic (excludes the impacts of foreign exchange and divested businesses) increases in all of our segments, in each case compared to the third quarter of fiscal 2021. Overall gross profit decreased primarily as a result of input cost inflation, higher transportation costs, elevated supply chain operating costs due, in part, to disruptions in the availability of labor and certain materials, and lost profits from divested businesses, which were partially offset by higher organic net sales, supply chain realized productivity, cost synergies associated with the Pinnacle acquisition, and lower COVID-19 pandemic-related expenses. Overall segment operating profit decreased in our Grocery & Snacks, Refrigerated & Frozen, and Foodservice segments, which was partially offset by a slight increase in our International segment. Corporate expenses were lower primarily due to items impacting comparability, as discussed below. Selling, general and administrative ("SG&A") expenses were higher due to items impacting comparability, partially offset by lower advertising and promotion expenses. We recognized higher equity method investment earnings, lower interest expense, and higher income tax expense, in each case compared to the third quarter of fiscal 2021. Excluding items impacting comparability, our effective tax rate was slightly higher compared to the third quarter of fiscal 2021.

Diluted earnings per share in the third quarter of fiscal 2022 were $0.45. Diluted earnings per share in the third quarter of fiscal 2021 were $0.58. Diluted earnings per share were affected by lower net income in the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021.

In the third quarter of fiscal 2022, we continued to experience higher than expected input cost inflation, including higher transportation and supply chain costs, that negatively impacted gross margins. We expect input cost inflation and transportation costs to remain elevated throughout the rest of fiscal 2022. Supply chain realized productivity and pricing actions are expected to mitigate some of the inflationary pressures. As our estimates of inflation for fiscal 2022 continue to change, it is impractical to quantify the impact at this time.

Although we are a North American focused company with no operations in or direct exposure to Russia and Ukraine, we have experienced shortages in materials and increased costs for transportation, energy, and raw material due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. To date, the conflict between Russia and Ukraine has not had a material impact on our business, financial condition, or result of operations.

Items Impacting Comparability

Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions is discussed in the "Segment Review" below.

Items of note impacting comparability for the third quarter of fiscal 2022 included the following:

•	charges totaling $30.9 million ($28.2 million after-tax) related to the impairment of businesses held for sale,
•

tax expense of $25.0 million related to tax elections made in connection with filing our fiscal 2021 federal tax return, for which any associated tax benefits are still under review with the Internal Revenue Service, and

•	net charges totaling $10.7 million ($8.2 million after-tax) in connection with our restructuring plans.

Items of note impacting comparability for the third quarter of fiscal 2021 included the following:

•	a gain of $49.7 million ($27.9 million after-tax) associated with the divestiture of a business,
•	charges totaling $24.4 million ($18.3 million after-tax) related to the early extinguishment of debt,
•	net charges totaling $15.4 million ($11.6 million after-tax) in connection with our restructuring plans,
•

consulting expenses of $5.3 million ($4.0 million after-tax) primarily associated with securing tax benefits for a new production facility (the associated tax benefits will be recognized in future periods), and

•	charges totaling $4.3 million ($3.2 million after-tax) related to a previous legal matter.

Items of note impacting comparability for the first three quarters of fiscal 2022 included the following:

•	charges totaling $70.1 million ($60.4 million after-tax) related to the impairment of businesses held for sale,
•	net charges totaling $38.9 million ($29.4 million after-tax) in connection with our restructuring plans,

•

tax expense of $25.0 million related to certain tax elections made in connection with filing our fiscal 2021 federal tax return, for which any associated tax benefits are still under review with the IRS,

•	a gain of $14.6 million ($11.0 million after-tax) related to a legal settlement,
•	an income tax benefit of $3.6 million related to the settlement of a tax matter that was previously reserved, and
•	a gain of $3.3 million ($2.8 million after-tax) related to proceeds received from the sale of a legacy investment.

Items of note impacting comparability for the first three quarters of fiscal 2021 included the following:

•	charges totaling $68.7 million ($51.5 million after-tax) related to early extinguishment of debt,
•	net charges totaling $62.0 million ($46.5 million after-tax) in connection with our restructuring plans,
•	a gain of $55.0 million ($31.4 million after-tax) associated with the divestiture of certain businesses,
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

Divestitures

During the fourth quarter of fiscal 2021, we completed the sale of our Egg Beaters® business for net proceeds of $50.7 million. The results of operations of the divested Egg Beaters® business were primarily included in our Refrigerated & Frozen segment, and to a lesser extent within our International and Foodservice segments, for the periods preceding the completion of the transaction.

During the third quarter of fiscal 2021, we completed the sale of our Peter Pan® peanut butter business for net proceeds of $101.5 million. The results of operations of the divested Peter Pan® peanut butter business are primarily included in our Grocery & Snacks segment, and to a lesser extent within our International and Foodservice segments, for the periods preceding the completion of the transaction.

Restructuring Plans

In December 2018, our Board of Directors (the "Board") approved a restructuring and integration plan related to the ongoing integration of the operations of Pinnacle Foods, Inc. ("Pinnacle") (such plan the "Pinnacle Integration Restructuring Plan"), for the purpose of achieving significant cost synergies between the companies, as a result of which we expect to incur material charges for exit and disposal activities under U.S. generally accepted accounting principles. We expect to incur approximately $341.0 million of charges ($277.7 million of cash charges and $63.3 million of non-cash charges) for actions identified to date under the Pinnacle Integration Restructuring Plan. The Board and/or our senior management have authorized incurrence of these charges. In the third quarter and first three quarters of fiscal 2022, we recognized charges of $0.2 million and $13.3 million, respectively, in connection with the Pinnacle Integration Restructuring Plan. In the third quarter and first three quarters of fiscal 2021, we recognized charges of $5.4 million and $24.2 million, respectively, in connection with the Pinnacle Integration Restructuring Plan. We expect to incur costs related to the Pinnacle Integration Restructuring Plan over a multi-year period.

In fiscal 2019, senior management initiated a restructuring plan for costs incurred in connection with actions taken to improve SG&A expense effectiveness and efficiencies and to optimize our supply chain network (the "Conagra Restructuring Plan"). Although we remain unable to make good faith estimates relating to the entire Conagra Restructuring Plan, we are reporting on actions initiated through the end of the third quarter of fiscal 2022, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of February 27, 2022, we have approved the incurrence of $175.6 million ($48.8 million of cash charges and $126.8 million of non-cash charges) for several projects associated with the Conagra Restructuring Plan. As of February 27, 2022, we have incurred or expect to incur $148.4 million of charges ($44.6 million of cash charges and $103.8 million of non-cash charges) for actions identified to date under the Conagra Restructuring Plan. In the third quarter and first three quarters of fiscal 2022, we recognized charges of $10.5 million and $25.6 million, respectively, in connection with the Conagra Restructuring Plan. In the third quarter and first three quarters of fiscal 2021, we recognized charges of $10.0 million and $37.8 million, respectively, in connection with the Conagra Restructuring Plan. We expect to incur costs related to the Conagra Restructuring Plan over a multi-year period.

COVID–19 Pandemic

We continue to monitor the impact of the COVID-19 pandemic on all aspects of our business. During the third quarter of fiscal 2022, we continued to experience elevated demand for our products in the retail segments versus pre-pandemic levels, but volumes were lower compared to the third quarter of fiscal 2021 primarily due to the elasticity impact from inflation-driven pricing actions. We experienced higher demand for our foodservice products across all of our major markets during the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021 as consumer traffic in away-from-home food outlets continue to recover from the impacts of the pandemic. We incurred $10.8 million of supply chain costs associated with the COVID-19 pandemic during the third quarter of fiscal 2022, which was a decrease in comparison to the third quarter of fiscal 2021.

As we continue into the fourth quarter of fiscal 2022, we generally expect retail demand levels to remain elevated versus pre-pandemic levels and we continue to expect foodservice demand levels to return to more historical norms. However, uncertainty still remains with the pandemic and such trends ultimately depend on the length and severity of the pandemic, inclusive of the introduction of new strains and variants of the virus; infection rates in the markets where we do business; the federal, state, and local government actions taken in response; vaccine effectiveness; and the macroeconomic environment. In the fourth quarter of fiscal 2022, we continue to expect to see inflationary headwinds but anticipate that gross margins will begin to benefit from sales price increases. We also continue to expect a decrease in costs related to the COVID-19 pandemic and a decrease in supply chain costs as we continue to recover our supply and service levels. However, we do not expect full realization of such benefits to occur in time to fully offset the higher costs overall in fiscal 2022. We will continue to evaluate the extent to which the COVID-19 pandemic will impact our business, consolidated results of operations, and financial condition.

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

Net Sales

	Net Sales
($ in millions)	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
Reporting Segment	February 27, 2022	February 28, 2021	% Inc (Dec)	February 27, 2022	February 28, 2021	% Inc (Dec)
Grocery & Snacks	$1,199.0	$1,129.5	6%	$3,538.6	$3,543.6	—%
Refrigerated & Frozen	1,238.6	1,203.1	3%	3,626.3	3,581.7	1%
International	241.2	240.9	—%	740.0	709.7	4%
Foodservice	234.9	197.6	19%	721.0	610.2	18%
Total	$2,913.7	$2,771.1	5%	$8,625.9	$8,445.2	2%

Net sales for the third quarter of fiscal 2022 in our Grocery & Snacks segment included a decrease in volumes of 2%, excluding the impact of divestitures, compared to the prior-year period. The decrease in volumes was primarily due to the elasticity impact from inflation-driven pricing actions. Price/mix increased 9% for the third quarter of fiscal 2022, excluding the impact of divestitures, when compared to the prior-year period due to favorability in inflation-driven pricing and favorable brand mix. The third quarter of fiscal 2021 included $8.8 million of net sales related to our Peter Pan® peanut butter business, which was sold in the third quarter of fiscal 2021.

Net sales for the first three quarters of fiscal 2022 in our Grocery & Snacks segment included a decrease in volumes of 3%, excluding the impact of divestitures, compared to the prior-year period. The decrease in volumes was primarily due to lapping the prior year's surge in at-home food consumption from the COVID-19 pandemic and replenishment of customer inventory levels in connection with the COVID-19 pandemic coupled with the elasticity impact from inflation-driven pricing actions. Price/mix increased 4% for the first three quarters of fiscal 2022, excluding the impact of divestitures, when compared to the prior-year period due to favorability in inflation-driven pricing, partially offset by a benefit in the prior-year period of $7.4 million related to a change in estimate associated with our fiscal 2020 fourth quarter trade accrual. The first three quarters of fiscal 2021 included $34.7 million of net sales related to our Peter Pan® peanut butter business, which was sold in the third quarter of fiscal 2021. The first three quarters of fiscal 2021 also included $3.6 million of net sales related to our H.K. Anderson® business, which was sold in the second quarter of fiscal 2021.

Net sales for the third quarter of fiscal 2022 in our Refrigerated & Frozen segment reflected a decrease in volumes of 4%, excluding the impact of divestitures, compared to the prior-year period primarily due to the elasticity impact from inflation-driven pricing actions coupled with supply constraints. Price/mix increased by 8% for the third quarter of fiscal 2022, excluding the impact of divestitures, when compared to the prior-year period due to favorability in inflation-driven pricing and favorable brand mix. The third quarter of fiscal 2021 included $11.0 million of net sales related to our Egg Beaters® business, which was sold in the fourth quarter of fiscal 2021.

Net sales for the first three quarters of fiscal 2022 in our Refrigerated & Frozen segment reflected a decrease in volumes of 4%, excluding the impact of divestitures, compared to the prior-year period primarily due to lapping the prior year's surge in at-home food consumption from the COVID-19 pandemic and replenishment of inventory levels in connection with the COVID-19 pandemic coupled with the elasticity impact from inflation-driven pricing actions and supply constraints. Price/mix increased by 6% for the first three quarters of fiscal 2022, excluding the impact of divestitures, when compared to the prior-year period due to favorability in inflation-driven pricing and favorable brand mix, partially offset by a benefit in the prior-year period of $7.4 million related to a change in estimate associated with our fiscal 2020 fourth quarter trade accrual. The first three quarters of fiscal 2021 included $30.3 million of net sales related to our Egg Beaters® business, which was sold in the fourth quarter of fiscal 2021.

Net sales for the third quarter of fiscal 2022 in our International segment reflected a 7% decrease in volumes, a 1% decrease due to unfavorable foreign exchange rates, and an 8% increase in price/mix, excluding the impact of divestitures, in each case compared to the prior-year period. The decrease in volumes was driven by the elasticity impact from inflation-driven pricing actions. The increase in price/mix was primarily due to favorability in inflation-driven pricing and favorable product mix.

Net sales for the first three quarters of fiscal 2022 in our International segment reflected a 6% decrease in volumes, a 3% increase due to favorable foreign exchange rates, and an 8% increase in price/mix, excluding the impact of divestitures, in each case compared to the prior-year period. The decrease in volumes was driven by lapping the prior year's surge in at-home food demand from the COVID-19 pandemic coupled with the elasticity impact from inflation-driven pricing actions. The increase in price/mix was primarily due to favorability in inflation-driven pricing and favorable product mix, partially offset by a benefit in the prior-year period of $2.8 million related to a change in estimate associated with our fiscal 2020 fourth quarter trade accrual. The first three quarters of fiscal 2021 included $1.4 million of net sales related to our Peter Pan® peanut butter business.

Net sales for the third quarter of fiscal 2022 in our Foodservice segment reflected an 11% increase in volumes, excluding the impact of divestitures, compared to the prior-year period. The increase in volume reflected the continued recovery of away-from-home food outlets from the impacts of the COVID-19 pandemic, partially offset by the elasticity impact from inflation-driven pricing actions. Price/mix, excluding the impact of divestitures, increased by 8% in the third quarter of fiscal 2022 compared to the prior-year period, reflecting inflation-driven pricing and favorable product mix.

Net sales for the first three quarters of fiscal 2022 in our Foodservice segment reflected a 13% increase in volumes, excluding the impact of divestitures, compared to the prior-year period. The increase in volume reflected the continued recovery of away-from-home food outlets from the impacts of the COVID-19 pandemic, partially offset by the elasticity impact from inflation-driven pricing actions. Price/mix, excluding the impact of divestitures, increased by 5% in the first three quarters of fiscal 2022 compared to the prior-year period, reflecting inflation-driven pricing and favorable product mix.

SG&A Expenses (includes general corporate expenses)

SG&A expenses totaled $338.0 million for the third quarter of fiscal 2022, an increase of $28.3 million, as compared to the third quarter of fiscal 2021. SG&A expenses for the third quarter of fiscal 2022 reflected the following:

Items impacting comparability of earnings

•	expenses of $30.9 million related to the impairment of businesses held for sale and
•	net charges of $5.1 million in connection with our restructuring plans.

Other changes in expenses compared to the third quarter of fiscal 2021

•	a decrease in advertising and promotion expense of $8.4 million driven by lower broadcast media investments,
•	an increase in salary, wage, and fringe benefit expense of $7.1 million,
•	a decrease of $7.1 million in commission expense due to our transition away from certain third-party brokers,
•	a decrease in short-term incentive expense of $3.9 million due to the expectation of exceeding certain performance targets in the prior year, and
•	a decrease in share-based payment and deferred compensation expense of $3.7 million primarily due to market declines offset by an increase in our share price.

SG&A expenses for the third quarter of fiscal 2021 included the following items impacting the comparability of earnings:

•	a gain of $49.7 million related to the divestiture of a business,
•	expenses of $24.4 million associated with the early extinguishment of debt,
•	net charges of $6.2 million in connection with our restructuring plans,
•	consulting expenses of $5.3 million primarily associated with securing tax benefits for a new production facility (the associated tax benefits will be recognized in future periods), and
•	expense of $4.3 million related to a previous legal matter.

SG&A expenses totaled $993.5 million for the first three quarters of fiscal 2022, an increase of $25.8 million, as compared to the first three quarters of fiscal 2021. SG&A expenses for the first three quarters of fiscal 2022 reflected the following:

Items impacting comparability of earnings

•	expense of $70.1 million related to the impairment of businesses held for sale,
•	net charges of $17.0 million in connection with our restructuring plans,
•	a net benefit of $14.6 related to a legal settlement,
•	a benefit of $3.3 million related to the sale of a legacy investment,
•	expenses of $2.2 million associated with costs incurred for planned divestitures, and
•	expenses of $1.7 million associated with consulting fees for certain tax matters.

Other changes in expenses compared to the first three quarters of fiscal 2021

•

a decrease in share-based payment and deferred compensation expense of $27.7 million due to market declines, a reduction of estimated level of achievement of certain performance targets, and a decrease in our share price,

•	an increase in salary, wage, and fringe benefit expense of $20.1 million,
•	an increase in advertising and promotion expense of $15.7 million driven primarily by higher eCommerce investments,
•	a decrease in short-term incentive expense of $13.0 million, due to the expectation of exceeding certain performance targets in the prior year,
•	an increase of $7.4 million in foreign currency transaction losses, primarily due to remeasuring certain intercompany notes payable,
•	an increase of $7.3 million in self-insurance expense due to favorable claim development in the prior year,
•	a decrease of $6.9 million in commission expense due to our transition away from certain third-party brokers,
•	an increase in information technology-related expenses of $5.9 million,
•	a decrease of $5.5 million in consulting and professional fees, and
•	an increase in travel and entertainment expense of $3.8 million.

SG&A expenses for the first three quarters of fiscal 2021 included the following items impacting the comparability of earnings:

•	expenses of $68.7 million associated with the early extinguishment of debt,
•	a gain of $55.0 million related to the divestiture of certain businesses,
•	net charges of $32.9 million in connection with our restructuring plans,
•	consulting expenses of $6.5 million primarily associated with securing tax benefits for a new production facility (the associated tax benefits will be recognized in future periods),
•	expenses of $4.7 million associated with costs incurred for planned divestitures, and
•	a net expense of $2.3 million related to a previous legal matter.

Segment Operating Profit (Earnings before general corporate expenses, pension and postretirement non-service income, interest expense, net, income taxes, and equity method investment earnings)

	Operating Profit
($ in millions)	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
Reporting Segment	February 27, 2022	February 28, 2021	% Inc (Dec)	February 27, 2022	February 28, 2021	% Inc (Dec)
Grocery & Snacks	$231.5	$290.0	(20)%	$696.6	$889.2	(22)%
Refrigerated & Frozen	158.0	214.6	(26)%	483.9	719.0	(33)%
International	29.9	27.8	7%	101.1	105.8	(4)%
Foodservice	4.7	13.0	(64)%	38.8	61.0	(36)%

Operating profit in our Grocery & Snacks segment for the third quarter of fiscal 2022 reflected a decrease in gross profits of $6.4 million compared to the third quarter of fiscal 2021. The lower gross profit was driven by the impacts of input cost inflation, unfavorable fixed cost leverage, elevated supply chain operating costs due, in part, to disruptions in the availability of labor and certain materials, and a reduction in profit associated with the divestiture of our Peter Pan® peanut butter business, partially offset by the net sales growth discussed above, benefits of supply chain realized productivity, cost synergies associated with the Pinnacle acquisition, and a decrease in COVID-19 pandemic-related costs. Pandemic-related costs included investments in employee safety protocols, bonuses paid to supply chain employees, and costs necessary to meet elevated levels of demand. Operating profit of the Grocery & Snacks segment was impacted by expense of $2.6 million and $4.2 million related to our restructuring plans in the third quarter of fiscal 2022 and 2021, respectively. The third quarter of fiscal 2022 included expense of $3.9 million related to the impairment of businesses held for sale. The third quarter of fiscal 2021 included a gain on the divestiture of our Peter Pan® peanut butter business of $49.7 million.

Operating profit in our Grocery & Snacks segment for the first three quarters of fiscal 2022 reflected a decrease in gross profits of $124.6 million compared to the first three quarters of fiscal 2021. The lower gross profit was driven by the impacts of input cost inflation, higher inventory write-offs, unfavorable fixed cost leverage, elevated supply chain operating costs due, in part, to disruptions in the availability of labor and certain materials, and a reduction in profit associated with the divestitures of our H.K. Anderson® and Peter Pan® peanut butter businesses, partially offset by the benefits of supply chain realized productivity, cost synergies associated with the Pinnacle acquisition, and a decrease in COVID-19 pandemic-related costs. Operating profit of the Grocery & Snacks segment was impacted by expense of $8.7 million and $25.9 million related to our restructuring plans in the first three quarters of fiscal 2022 and 2021, respectively. The first three quarters of fiscal 2022 included expense of $26.3 million related to the impairment of businesses held for sale. The first three quarters of fiscal 2021 included gains of $55.0 million related to the divestiture of businesses.

Operating profit in our Refrigerated & Frozen segment for the third quarter of fiscal 2022 reflected a decrease in gross profits of $56.0 million compared to the third quarter of fiscal 2021. The decrease was driven by the impacts of input cost inflation, unfavorable fixed cost leverage, elevated supply chain operating costs due, in part, to disruptions in the availability of labor and certain materials, and a reduction in profit associated with the divestiture of our Egg Beaters® business, partially offset by the net sales growth discussed above, benefits of supply chain realized productivity, cost synergies associated with the Pinnacle acquisition, and a decrease in COVID-19 pandemic-related costs. Operating profit of the Refrigerated & Frozen segment was impacted by expense of $1.2 million and $7.0 million related to our restructuring plans in the third quarter of fiscal 2022 and 2021, respectively. The third quarter of fiscal 2022 also included expense of $16.9 million related to the impairment of businesses held for sale. Advertising and promotion expenses for the third quarter of fiscal 2022 decreased by $8.9 million compared to the third quarter of fiscal 2021.

Operating profit in our Refrigerated & Frozen segment for the first three quarters of fiscal 2022 reflected a decrease in gross profits of $207.0 million compared to the first three quarters of fiscal 2021. The decrease was driven by the impacts of input cost inflation, unfavorable fixed cost leverage, elevated supply chain operating costs due, in part, to disruptions in the availability of labor and certain materials, higher inventory write-offs, and a reduction in profit associated with the divestiture of our Egg Beaters® business, partially offset by the benefits of supply chain realized productivity, cost synergies associated with the Pinnacle acquisition, and a decrease in COVID-19 pandemic-related costs. Operating profit of the Refrigerated & Frozen segment was impacted by expense of $13.0 million and $19.9 million related to our restructuring plans in the first three quarters of fiscal 2022 and 2021, respectively. The first three quarters of fiscal 2022 included expense of $28.9 million related to the impairment of businesses held for sale. Advertising and promotion expenses for the first three quarters of fiscal 2022 increased by $9.5 million compared to the first three quarters of fiscal 2021.

Operating profit in our International segment for the third quarter of fiscal 2022 reflected an increase in gross profits of $3.2 million when compared to the prior-year period due to the benefits of supply chain realized productivity, partially offset by the impacts of input cost inflation.

Operating profit in our International segment for the first three quarters of fiscal 2022 reflected an increase in gross profits of $8.8 million when compared to the prior-year period due to the net sales growth discussed above and the benefits of supply chain realized productivity, partially offset by the impacts of input cost inflation. The increase in gross profit was more than offset by an increase in SG&A expenses of $13.5 million driven by higher advertising and promotion expenses and salary, wage, and fringe benefits.

Operating profit in our Foodservice segment for the third quarter of fiscal 2022 reflected an increase in gross profits of $2.5 million compared to the third quarter of fiscal 2021. The increase in gross profit was driven by the net sales growth discussed above and the benefits of supply chain realized productivity, partially offset by the impacts of input cost inflation and elevated supply chain operating costs due, in part, to disruptions in the availability of labor and certain materials. The third quarter of fiscal 2022 included expense of $10.1 million related to the impairment of businesses held for sale.

Operating profit in our Foodservice segment for the first three quarters of fiscal 2022 reflected a decrease in gross profits of $7.4 million compared to the first three quarters of fiscal 2021. The lower gross profit was driven by input cost inflation, elevated supply chain operating costs due, in part, to disruptions in the availability of labor and certain materials, and higher inventory write-offs, which more than offset the net sales growth discussed above and the benefits of supply chain realized productivity. The first three quarters of fiscal 2022 included expense of $14.9 million related to the impairment of businesses held for sale.

Pension and Postretirement Non-service Income

In the third quarter of fiscal 2022, pension and postretirement non-service income was $16.1 million, an increase of $2.4 million compared to the third quarter of fiscal 2021. In the first three quarters of fiscal 2022, pension and postretirement non-service income was $48.3 million, an increase of $7.1 million compared to the first three quarters of fiscal 2021. The third quarter and first three quarters of fiscal 2022 reflected lower interest costs and an increase in expected returns on plan assets.

Interest Expense, Net

Net interest expense was $94.6 million and $100.6 million for the third quarter of fiscal 2022 and 2021, respectively. Net interest expense was $283.7 million and $322.0 million for the first three quarters of fiscal 2022 and 2021, respectively. The decrease was driven by a lower weighted average interest rate on outstanding debt. See Note 4, "Long-Term Debt and Revolving Credit Facility", to the Condensed Consolidated Financial Statements contained in this report for further discussion.

Income Taxes

In the third quarter and first three quarters of fiscal 2022, we recognized income tax expense of $109.9 million and $263.8 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was approximately 33.4% and 26.5% for the third quarter and first three quarters of fiscal 2022, respectively. In the third quarter and first three quarters of fiscal 2021, we recognized income tax expense of $101.6 million and $269.0 million, respectively. The effective tax rate was approximately 26.5% and 21.3% for the third quarter and first three quarters of fiscal 2021, respectively. See Note 10, "Income Taxes", to the Condensed Consolidated Financial Statements contained in this report for a discussion on the change in effective tax rates.

In fiscal 2021, we completed a restructuring of our ownership interest in the Ardent Mills joint venture, a milling business ("Ardent Mills"), that utilized a portion of our capital loss carryforward prior to its expiration. Also in fiscal 2021, we completed several other transactions related to retained assets in conjunction with the divestitures of the Peter Pan® peanut butter and Egg Beaters® businesses that we believe will utilize a portion of the remaining capital loss carryforward. These transactions were subject to elections made in connection with filing our fiscal 2021 federal tax return. These elections are still under review by the Internal Revenue Service. These elections may result in increases to the tax basis in those assets and if successful would result in tax benefits being realized in future periods.

Equity Method Investment Earnings

Equity method investment earnings were $48.1 million and $21.5 million for the third quarter of fiscal 2022 and 2021, respectively. Equity method investment earnings were $97.8 million and $51.0 million for the first three quarters of fiscal 2022 and 2021, respectively. Ardent Mills earnings for the third quarter and first three quarters of fiscal 2022 reflected favorable market conditions, including the joint venture’s effective management through the recent volatility in the wheat markets.

Earnings Per Share

Diluted earnings per share in the third quarter of fiscal 2022 and 2021 were $0.45 and $0.58, respectively. Diluted earnings per share in the first three quarters of fiscal 2022 and 2021 were $1.51 and $2.02, respectively. The decrease in diluted earnings per share reflected lower net income.

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

Management believes that existing cash balances, cash flows from operations, existing credit facilities, our commercial paper program and access to capital markets will provide sufficient liquidity to meet our debt obligations, including any repayment of debt or refinancing of debt, working capital needs, planned capital expenditures, other contractual obligations, and payment of anticipated quarterly dividends for at least the next twelve months.

Borrowing Facilities and Long-Term Debt

At February 27, 2022, we had a revolving credit facility (the "Revolving Credit Facility") with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $1.6 billion (subject to increase to a maximum aggregate principal amount of $2.1 billion with the consent of the lenders). The Revolving Credit Facility matures on July 11, 2024 and is unsecured. The term of the Revolving Credit Facility may be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. In the first quarter of fiscal 2022, we entered into an amendment to the Revolving Credit Facility, which modified the ratio of funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") financial covenant to require a ratio of not greater than 4.5 to 1.0 on a rolling four-quarter basis. We have historically used a credit facility principally as a back-up for our commercial paper program. As of February 27, 2022, there were no outstanding borrowings under the Revolving Credit Facility.

As of February 27, 2022, we had $361.0 million outstanding under our commercial paper program. The highest level of borrowings during the first three quarters of fiscal 2022 was $989.0 million. We had $705.7 million outstanding under our commercial paper program as of May 30, 2021.

During the first quarter of fiscal 2022, we issued $500.0 million aggregate principal amount of 0.500% senior notes due August 11, 2023. The proceeds were primarily used to refinance commercial paper borrowings.

For additional information about our long-term debt balances, refer to Note 4, " Long-Term Debt and Revolving Credit Facility", to the Condensed Consolidated Financial Statements contained in this report and Note 4, "Long-Term Debt", to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 30, 2021. The weighted average coupon interest rate of long-term debt obligations outstanding as of February 27, 2022, was approximately 4.4%.

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

As of the end of the third quarter of fiscal 2022, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the Revolving Credit Facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult, or impossible.

Our most restrictive debt agreement (the Revolving Credit Facility) generally requires our ratio of EBITDA to interest expense be not less than 3.0 to 1.0 and our ratio of funded debt to EBITDA not to exceed 4.5 to 1.0, with each ratio to be calculated on a rolling four-quarter basis. As of February 27, 2022, we were in compliance with these financial covenants.

Equity and Dividends

We repurchase shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. During the first quarter of fiscal 2022, we repurchased 1.5 million shares of our common stock under this authorization for an aggregate of $50.0 million. We did not repurchase any shares of common stock during the second or third quarters of fiscal 2022. The Company's total remaining share repurchase authorization as of February 27, 2022, was $1.07 billion.

On March 2, 2022, the company paid a quarterly cash dividend on shares of its common stock of $0.3125 per share to stockholders of record as of close of business on January 31, 2022.

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

As of February 27, 2022, our finance and operating lease liabilities reported in our Condensed Consolidated Balance Sheet totaled $133.5 million and $249.5 million, respectively. We have entered into contracts that are or contain a lease that have not yet commenced with aggregate payments totaling $269.9 million, as of February 27, 2022. For additional information, refer to Note 15, "Leases", to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 30, 2021.

The liability for gross unrecognized tax benefits related to uncertain tax positions was $54.8 million as of February 27, 2022. For additional information, refer to Note 10, " Income Taxes", to the Condensed Consolidated Financial Statements contained in this report and Note 14, "Pre-Tax Income and Income Taxes", to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 30, 2021.

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

As of February 27, 2022, our unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts) totaled approximately $2.24 billion. Approximately $1.55 billion of this balance is due in less than one year. Included in this amount are open purchase orders and other supply agreements totaling approximately $1.37 billion, which are generally settleable in the ordinary course of business. Some are not legally binding and/or may be cancellable. Warehousing service agreements totaling approximately $380 million make up a majority of our remaining unconditional purchase obligations, with various terms of up to 20 years.

We expect to have sufficient cash flows from the above cited sources to meet the material cash requirements of these contractual obligations as they become settleable in the ordinary course of business.

Capital Expenditures

We continue to make investments in our business and operating facilities. Our estimate of capital expenditures for fiscal 2022 is approximately $485 million.

Supplier Arrangements

We offer certain suppliers access to a third-party service that allows them to view our scheduled payments online. The third-party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third party, or any financial institutions concerning this service. All balances remain as obligations to our suppliers as stated in our supplier agreements and are reflected in accounts payable within our Condensed Consolidated Balance Sheets. The associated payments are included in net cash flows from operating activities within our Condensed Consolidated Statements of Cash Flows. As of February 27, 2022 and May 30, 2021, $291.9 million and $279.3 million, respectively, of our total accounts payable was payable to suppliers who utilize this third-party service.

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

Cash Flows

During the first three quarters of fiscal 2022, we used $0.5 million of cash, which was the net result of $752.6 million generated from operating activities, $342.9 million used in investing activities, $407.0 million used in financing activities, and a decrease of $3.2 million due to the effects of changes in foreign currency exchange rates.

Cash generated from operating activities totaled $752.6 million and $1.07 billion in the first three quarters of fiscal 2022 and 2021, respectively. The decrease in operating cash flows for the first three quarters of fiscal 2022 compared to the first three quarters of fiscal 2021 was primarily driven by lower gross profits, which reflect the impact of realized input cost inflation and higher transportation costs. Working capital changes have been impacted by sales price increases in response to input cost inflation which have increased our receivables, offset by less inventory rebuilding in comparison to the prior year as we lap the initial surge in demand from the pandemic. In addition, there were decreased tax, interest, and pension contribution payments for the first three quarters of fiscal 2022 compared to fiscal 2021. Tax payments for the first quarter of fiscal 2021 included approximately $47.0 million of fourth quarter fiscal 2020 tax payments, which were deferred due to the extension of the deadline for certain federal cash tax payments. Operating cash flows in the first three quarters of fiscal 2021 benefited from the deferral of $33.9 million of employer payroll taxes under the Coronavirus Aid, Relief, and Economic Security Act. Payments totaling $25.5 million of such amounts were made in the third quarter of fiscal 2022 and remaining payments will occur in the third quarter of fiscal 2023.

Cash used in investing activities totaled $342.9 million and $281.9 million in the first three quarters of fiscal 2022 and 2021, respectively. Net cash outflows from investing activities in the first three quarters of fiscal 2022 and 2021 consisted primarily of capital expenditures totaling $364.2 million and $396.7 million, respectively. Investing cash flows for the first three quarters of fiscal 2021 also included proceeds from divestitures totaling $112.2 million, mainly from the sale of our Peter Pan® peanut butter and H.K. Anderson® businesses.

Cash used in financing activities totaled $407.0 million and $1.26 billion in the first three quarters of fiscal 2022 and 2021. Financing activities in the first three quarters of fiscal 2022 principally reflect net proceeds of $499.1 million from the issuance of $500.0 million aggregate principal amount of long-term debt, net short-term borrowing repayments of $344.6 million, cash dividends paid of $431.9 million, and common stock repurchases of $50.0 million. Financing activities in the first three quarters of fiscal 2021 principally reflect repayments of long-term debt of $2.31 billion, the issuance of long-term debt totaling $988.2 million, net short-term borrowings of $727.6 million, cash dividends paid of $341.7 million, and common stock repurchases of $298.1 million.

Cash Held by International Subsidiaries

The Company had cash and cash equivalents of $79.7 million at February 27, 2022 and $79.2 million at May 30, 2021, of which $71.2 million at February 27, 2022, and $72.4 million at May 30, 2021 was held in foreign countries. A deferred tax liability is provided for certain undistributed foreign earnings in fiscal 2022 that are not considered to be indefinitely reinvested or cannot be remitted in a tax-neutral transaction. Other undistributed foreign earnings are invested indefinitely and therefore we have not provided deferred taxes on those earnings.

CRITICAL ACCOUNTING ESTIMATES

Consistent with previous years, we will perform our annual impairment test on our indefinite-lived intangible assets and goodwill in the fourth quarter of fiscal 2022. We recognized impairment charges on several brands, primarily from the Pinnacle acquisition, in the fourth quarter of both fiscal 2021 and 2020. As a result of the impairment charges, these assets were written down to their respective fair values resulting in zero excess fair value over carrying amount. While most of these brands have had elevated sales demand as a result of the COVID-19 pandemic, some brands have also experienced deterioration in margins due to several factors, including recent input cost inflation. If expectations of future long-term growth rates and margins are not met or if management's future strategy changes on certain brands, there is a heightened risk of future impairment. Excluding impairments associated with businesses held for sale, no events occurred during the third quarter of fiscal 2022 that indicated it was more likely than not that our indefinite-lived intangible assets were impaired.

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

Other than the changes noted below, there have been no material changes in our market risk during the thirty-nine weeks ended February 27, 2022. For additional information, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 30, 2021.

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

The carrying amount of long-term debt (including current installments) was $8.80 billion as of February 27, 2022. Based on current market rates, the fair value of this debt at February 27, 2022 was estimated at $9.54 billion. As of February 27, 2022, a 1% increase in the interest rates would decrease the fair value of our fixed rate debt by approximately $580.9 million, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $660.3 million.

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

The potential gain or loss on the fair value of our outstanding commodity and foreign exchange contracts, assuming a hypothetical 10% fluctuation in commodity prices and foreign currency exchange rates, would have been (in millions):

	Fair Value Impact
In Millions	February 27, 2022	February 28, 2021
Energy commodities	$1.3	$3.1
Agriculture commodities	3.9	1.5
Foreign exchange	8.8	10.7

It should be noted that any change in the fair value of our derivative contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items. In relation to foreign currency contracts, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of February 27, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

The disclosure below supplements risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 30, 2021. These risks and uncertainties, along with those previously disclosed, could materially adversely affect our business or financial results.

Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine.

            The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Furthermore, governments in the U.S., United Kingdom, and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Although we have no operations in Russia or Ukraine, we have experienced shortages in materials and increased costs for transportation, energy, and raw material due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. Further escalation of geopolitical tensions related to the military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. In addition, the effects of the ongoing conflict could heighten many of our known risks described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended May 30, 2021, filed with the SEC on July 23, 2021.

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

101

The following materials from Conagra Brands' Quarterly Report on Form 10-Q for the quarter ended February 27, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

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

Dated this 7th day of April, 2022.