Form 10-K
period 2022-05-29
CONAGRA BRANDS INC.
filed 2022-07-21
CIK 23217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 29, 2022

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

The aggregate market value of the voting common stock of Conagra Brands, Inc. held by non-affiliates on November 26, 2021 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $15,158,448,300 based upon the closing sale price on the New York Stock Exchange on such date.

At June 26, 2022, 480,091,813 common shares were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement for the Registrant's 2022 Annual Meeting of Stockholders (the "2022 Proxy Statement") are incorporated by reference into Part III.

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

Unconsolidated Equity Investments

We have two unconsolidated equity investments. Our most significant equity method investment is our joint venture with respect to Ardent Mills, a milling business.

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

During the third quarter of fiscal 2021, we completed the sale of our Peter Pan® peanut butter business for net proceeds of $101.5 million. The results of operations of the divested Peter Pan® peanut butter business were previously reported primarily within our Grocery & Snacks segment, and to a lesser extent within our International and Foodservice segments, for the periods preceding the completion of the transaction.

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

We experience intense competition for sales of our food items in our major markets. Our food items compete with widely advertised, well-known, branded food, as well as private branded and customized food items. Some of our competitors are larger and have greater resources than we have. We compete primarily on the basis of quality, value, product innovation, customer service, brand recognition, and brand loyalty.

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

Our intellectual property rights, including our trademarks, licensing agreements, trade secrets, patents, and copyrights are of material importance to our business, and we attempt to protect such rights by pursuing remedies available to us under trademark, copyright, trade secret, and patent laws, as well as entering into licensing, third-party nondisclosure and assignment agreements, and policing of third-party misuses of our intellectual property. Some of our food items are sold under brands that have been licensed from others, including under the P.F. Chang’s®, Bertolli®, and Libby’s® trademarks. We also own certain intellectual property rights that are licensed to third parties, such as the Alexia® trademark. While many of these licensing arrangements are perpetual in nature, others must be periodically renegotiated or renewed pursuant to their terms. We also actively develop and maintain a portfolio of patents, although no single patent is considered material to the business as a whole. We have proprietary trade secrets, technology, know-how, processes, and other intellectual property rights that are not registered.

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

Our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 27% of consolidated net sales for fiscal 2022 and 26% of consolidated net sales for each of fiscal 2021 and 2020.

Human Capital Resources

At Conagra, we believe that our employees are the driving force behind our success. We believe that the success and growth of our business depends in large part on our ability to attract, develop, and retain a diverse population of talented and high-performing employees at all levels of our organization. We leverage our six timeless values, which form the framework of our Company culture, to guide our approach to human capital management:

•	Integrity: Doing the right things and doing things right

•	External Focus: Centering on the consumer, customer, competitor, and investor

•	Broad-Mindedness: Rejecting silos and embracing disciplined curiosity

•	Agility: Converting insights into action with the speed of an entrepreneur

•	Leadership: Simplifying decision-making, inspiring others, and acting like an owner

•	Results: Leveraging a "refuse-to-lose" obsession with impact and value creation

We have developed key recruitment, development, and retention strategies and objectives that guide our human capital management approach. These strategies and objectives are advanced through a number of programs, policies, and initiatives, as described below.

As of May 29, 2022, we had approximately 18,000 employees, primarily in the United States. Approximately 47% of our employees are parties to collective bargaining agreements. We believe our relationships with employees and their representative organizations are good.

Safety and Health: The health and safety of our employees is our top priority. We are focused on maintaining a strong culture of safety, in which all employees strive to protect themselves and their colleagues. During fiscal year 2022, our Occupational Safety & Health Administration Incident Rate was 1.67 incidents per 100 full-time workers, as compared to 2.00 incidents per 100 full-time workers in fiscal 2021 and 1.69 incidents per 100 full-time workers in fiscal 2020. We compare our incident rate to that of the average for companies in the food manufacturing sector, as published by the Bureau of Labor Statistics. In each of the last three fiscal years, our incident rate has been below the industry average. Our health and safety team audits each of our facilities every two years to confirm compliance with safety regulations and corporate policies. The team documents the audit results and tracks corrective actions to ensure we hold ourselves accountable for providing a safe work environment.

Beginning in February 2020 and continuing during the course of the COVID-19 pandemic, our senior leadership has relied on cross-functional teams (a COVID-19 pandemic team, Return to Office team, and Vaccine Preparedness team), to review and assess the evolving situation, and to recommend risk mitigation actions for the health and safety of our employees. In order to enhance the safety of our employees during the COVID-19 pandemic, these teams have recommended, and we have implemented, various measures, including the installation of physical barriers between employees; employee screening protocols; facility cleaning and sanitation protocols; policies on the use of personal protective equipment; and robust employee leave policies. We have also executed a phased return to office approach to enable in-person work for corporate personnel, implemented work-from-home initiatives for certain office personnel, and provided increased access to COVID-19 vaccines for production facilities and corporate locations.

Diversity and Inclusion: We strive to nourish an inclusive culture that encourages openness, acceptance, and individual authenticity. We believe that an inclusive culture drives employee engagement.

At Conagra, we believe diversity is measured by more than race, gender, sexual orientation, and disability. All backgrounds, perspectives, styles, and opinions are valued and belong at Conagra, and we harness the power of diversity and inclusion ("D&I") to accelerate innovation and growth and as key drivers of shareholder value creation.

We approach diversity from the top-down, exemplified by our Board of Directors (the "Board") and our Senior Leadership Team: three of our 12 directors are racially/ethnically diverse, four of our 12 directors are women, and three of nine members of our Senior Leadership Team are women. We believe that a diverse team with a variety of viewpoints adds value to our business decision making and innovation by encouraging and incorporating a variety of perspectives and experiences.

During fiscal 2022, we launched numerous efforts to amplify our commitment to a diverse and inclusive workforce:

•

Our Diversity and Inclusion Leadership Council, comprised of our Senior Leadership and Human Resources Diversity and Inclusion teams, developed the Company's D&I strategic plan during fiscal 2022, with a continued focus on recruiting, advocating for, and developing diverse talent. In each of these areas, we have multiple strategic initiatives underway. Core aspects of our strategy include building a strong entry-level pipeline; providing development opportunities for underrepresented groups, internal and external; and committing to develop and advance our talent along the way. Examples of recruitment, advocacy, and development initiatives launched during fiscal 2022 include the following:

•	We launched our "Experience Inclusion" corporate website to highlight our D&I commitment, journey, and initiatives to enhance our recruitment of diverse talent.

•	We expanded our diversity recruitment strategies focused on strengthening the diversity of candidate slates at the early talent (recent college graduates) and experienced hire levels; partnered with Sounding Board, Inc. to launch an external coaching program to advance professional development for underrepresented talent; and expanded our internal mentoring program to our Latinx Employee Resource Group.

•	We awarded the "Conagra Refuse-to-Lose Scholarship" to 30 students from Thurgood Marshall College Fund and Hispanic Scholarship Fund. All scholarship recipients were invited to participate in a mentorship program launched in May 2022.

•

Throughout fiscal 2022, the Human Resources Committee of our Board (the "HR Committee") received regular updates from management on our D&I progress. The HR Committee has embedded D&I into its standing agenda and intends to discuss the topic at every regularly scheduled meeting it holds in fiscal 2023.

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

Compensation and Benefits: We offer competitive compensation and benefits to attract the best talent and to support the overall well-being of our employees. Through our holistic approach to benefits, we provide our employees with resources to help them thrive. We offer a wide range of benefits across areas such as health, family, finance, community, and time away, including healthcare and wellness benefits, adoption and surrogacy assistance, family care resources, a 401(k) plan, family leave, and paid time off. A more complete discussion of our approach to employee compensation and benefits can be found in our Proxy Statement for the 2022 Annual Shareholders' Meeting.

Information About Our Executive Officers

The names, ages, and positions of our executive officers as of July 21, 2022 are listed below:

Name	Title & Capacity	Age	Year First Appointed an Executive Officer
Sean M. Connolly	President and Chief Executive Officer	56	2015
David S. Marberger	Executive Vice President and Chief Financial Officer	57	2016
Carey L. Bartell	Executive Vice President, General Counsel and Corporate Secretary	48	2022
Charisse Brock	Executive Vice President, Chief Human Resources Officer	60	2015
Alexandre O. Eboli	Executive Vice President, Chief Supply Chain Officer	50	2021
Thomas M. McGough	Executive Vice President and Co-Chief Operating Officer	57	2013
Darren C. Serrao	Executive Vice President and Co-Chief Operating Officer	56	2015
Robert G. Wise	Senior Vice President, Corporate Controller	54	2012

Sean M. Connolly has served as our President and Chief Executive Officer and a member of the Board since April 6, 2015. Prior to that, he served as President and Chief Executive Officer and a director of The Hillshire Brands Company (a branded food products company) from June 2012 to August 2014, Executive Vice President of Sara Lee Corporation (a branded food products company and the predecessor to Hillshire), and Chief Executive Officer, Sara Lee North American Retail and Foodservice, from January 2012 to June 2012. Prior to joining Sara Lee in anticipation of the spin-off of Hillshire, Mr. Connolly served as President of Campbell North America, the largest division of Campbell Soup Company (a branded food products company), from October 2010 to December 2011, President, Campbell USA from 2008 to 2010, and President, North American Foodservice for Campbell from 2007 to 2008. Before joining Campbell in 2002, he served in various marketing and brand management roles at The Procter & Gamble Company (a consumer packaged goods company).

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

Carey L. Bartell has served as Executive Vice President, General Counsel and Corporate Secretary for Conagra Brands since June 2022. In this role, Ms. Bartell oversees all legal and governmental affairs activity for the company. Previously, Ms. Bartell served as Vice President and Chief Counsel leading the company’s litigation efforts and compliance programs. Ms. Bartell joined Conagra in 2016. Prior to Conagra, Ms. Bartell worked for eight years at Hospira, Inc., a global pharmaceutical and medical device company, as Senior Counsel and then Vice president, Legal. In this role, she oversaw the company’s litigation, labor, employment, and immigration law, and advised senior management and the board of directors regarding diverse legal and business risks. Ms. Bartell began her career in private practice at a Chicago law firm, first as an Associate and then Partner, where she practiced primarily in the areas of litigation and labor & employment law.

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

Alexandre "Ale" O. Eboli has served as Executive Vice President and Chief Supply Chain Officer for Conagra Brands since August 2021. Mr. Eboli has end-to-end supply chain responsibilities for the company, overseeing the manufacturing, procurement, environment, health and safety, plant quality, logistics, and transportation and warehousing teams. Mr. Eboli joined Conagra Brands with 25 years of experience of global end-to-end supply chain leadership within the consumer packaged goods industry and has held a variety of roles in finance, planning, distribution, logistics and manufacturing. Prior to Conagra, Mr. Eboli served as the Head of Supply Chain, North America for The Unilever Group, where he was responsible for overseeing manufacturing facilities and co-manufacturers producing personal care, food and ice cream products as well as the related planning, procurement, manufacturing, engineering, logistics, quality, manufacturing excellence and customer service functions.

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

Foreign Operations

Foreign operations information is set forth in Note 19, "Business Segments and Related Information", to the Consolidated Financial Statements contained in this report.

Available Information

We make available, free of charge through the "Investors—Financial Reports & Filings" link on our website at http://www.conagrabrands.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the "SEC"). We use our website, through the "Investors" link, as a channel for routine distribution of important information, including news releases, analyst presentations, and financial information. The information on our website is not, and will not be deemed to be, a part of this annual report on Form 10-K or incorporated into any of our other filings with the SEC.

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

ITEM 1A. RISK FACTORS

Our business is subject to various risks and uncertainties. Any of the risks and uncertainties described below could materially adversely affect our business, financial condition, and results of operations and should be considered in evaluating us. Although the risks are organized by headings and each risk is described separately, many of the risks are interrelated. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, performance, or financial condition in the future. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.

COVID-19 Pandemic Risks

The COVID-19 pandemic could have an adverse impact on our business, financial condition, and results of operations.

Although we experienced challenges in connection with the COVID-19 pandemic, including temporary closings of production facilities, employee illnesses, increased costs, supply chain interruptions and reduced demand in our Foodservice segment, to date the pandemic has not had a net negative impact on our liquidity or results of operations. However, the continued spread of COVID-19, including new variants, could negatively impact our business, financial condition, and results of operations in a number of ways in the future. These impacts could include, but are not limited to:

•	shutdowns or slowdowns of one or more of our production facilities;

•

further disruptions in our supply chain and in our ability to obtain ingredients, packaging, and other sourced materials due to continued labor shortages and/or volatility in the labor market, governmental restrictions, or the failure of our suppliers, distributors, or manufacturers to meet their obligations to us;

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

Market Risks

Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine or other geopolitical conflict.

The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Furthermore, governments in the U.S., United Kingdom, and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Although we have no operations in Russia or Ukraine, we have experienced shortages in materials and increased costs for transportation, energy, and raw material due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. Further escalation of geopolitical tensions related to the military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. In addition, the effects of the ongoing conflict could heighten many of our known risks described in this Item 1A, Risk Factors.

Deterioration of general economic conditions could harm our business and results of operations.

Our business and results of operations have in the past been and may continue to be adversely affected by changes in national or global economic conditions, including inflation, rising interest rates, availability of capital markets, consumer spending rates, energy availability and costs (including fuel surcharges), the negative impacts caused by pandemics and public health crises (including the COVID-19 pandemic), and the effects of governmental initiatives to manage economic conditions.

Volatility in financial markets, including rising interest rates, and deterioration of national and global economic conditions has impacted and could continue to impact our business and operations in a variety of ways, including as follows:

•

consumers shifting purchases to more generic, lower-priced, or other value offerings, or foregoing certain purchases altogether during economic downturns, which could result in a reduction in sales of higher margin products or a shift in our product mix to lower margin offerings adversely affecting the results of our operations;

•	decreased demand in the restaurant business (including due to the COVID-19 pandemic), particularly casual and fine dining, may adversely affect our Foodservice operations;

•	volatility in commodity and other input costs could substantially impact our result of operations;

•	volatility in the equity markets or interest rates could substantially impact our pension costs and required pension contributions;

•	rising interest rates may adversely impact our results of operations; and

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

As of May 29, 2022, we had total debt of approximately $8.98 billion, including approximately $8.71 billion aggregate principal amount of outstanding senior notes. Our ability to make payments on our debt, fund our other liquidity needs, make planned capital expenditures, and return cash to stockholders, will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs, make planned capital expenditures, or return cash to stockholders.

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

Many of the components of our cost of goods sold are subject to price increases that are attributable to factors beyond our control, including but not limited to, global economic conditions, trade barriers or restrictions, supply chain disruptions, changes in crop size, product scarcity, demand dynamics, currency rates, water supply, weather conditions, import and export requirements, and other factors. The cost of raw materials, labor, manufacturing, energy, fuel, packaging materials, and other inputs related to the production and distribution of our products have increased and may continue to increase unexpectedly.

In the latter part of fiscal 2021 and throughout fiscal 2022, input costs increased materially and at a rapid rate. We expect the pressures of input cost inflation to continue into fiscal 2023.

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

We use many different commodities such as wheat, corn, oats, soybeans, beef, pork, poultry, steel, aluminum, and energy. Commodities are subject to price volatility caused by global economic conditions, trade barriers or restrictions, supply chain disruptions, commodity market fluctuations, supply and demand, currency fluctuations, external conditions such as weather, and changes in governmental agricultural and energy policies and regulations. In addition, recent world events have increased the risks posed by international trade disputes, tariffs, and sanctions. We procure a wide spectrum of commodities globally and could potentially face increased prices for commodities sourced from nations that could be impacted by trade disputes, tariffs, or sanctions. Commodity price increases have resulted and may in the future result in increases in raw material, packaging, and energy costs and operating costs. We have implemented pricing actions that have, in part, offset these increased costs, but we may not be able to increase our product prices and achieve cost savings that fully offset these increased costs; and increasing prices may result in reduced sales volume, reduced margins, and profitability. We have experience in hedging against commodity price increases; however, these practices and experience reduce, but do not eliminate, the risk of negative profit impacts from commodity price increases. We do not fully hedge against changes in commodity prices, and the risk management procedures that we use may not always work as we intend.

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

In fiscal 2019, we announced a restructuring and integration plan related to the ongoing integration of Pinnacle for the purpose of achieving significant cost synergies (the "Pinnacle Integration Restructuring Plan"). We expect to continue incurring material charges over a multi-year period for exit and disposal activities under U.S. generally accepted accounting principles. We recognized charges of $19.6 million, $31.7 million, and $73.8 million in connection with the Pinnacle Integration Restructuring Plan in fiscal 2022, 2021, and 2020, respectively.

The successful implementation of the Pinnacle Integration Restructuring Plan has presented significant organizational design and infrastructure challenges. In many cases, it has required successful negotiations with third parties, including labor organizations, suppliers, business partners, and other stakeholders. In addition, implementation of aspects of the Pinnacle Integration Restructuring Plan going forward may not advance our business strategy as expected. To date, we have generally been successful in implementing the Pinnacle Integration Restructuring Plan without material interruption of momentum in our activities, events and circumstances, such as financial or strategic difficulties, delays, and unexpected costs may occur that could result in our not realizing all or any of the anticipated benefits or our not realizing the anticipated benefits on our expected timetable. If we are unable to realize the anticipated savings and cost synergies of the Pinnacle Integration Restructuring Plan or successfully and cost-effectively implement aspects of the integration of Pinnacle going forward, our ability to fund other initiatives may be adversely affected. Any failure to implement the Pinnacle Integration Restructuring Plan in accordance with our expectations could adversely affect our business, financial condition, results of operations, and cash flows.

If we are unable to complete acquisitions or integrate acquired businesses, our financial results could be materially and adversely affected.

From time to time, we evaluate acquisition candidates that may strategically fit our business objectives. If we are unable to complete acquisitions or successfully integrate and develop acquired businesses, our financial results could be materially and adversely affected. Moreover, we may incur asset impairment charges related to acquisitions that reduce our profitability.

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

We may be exposed to claims and liabilities or incur operational difficulties as a result of our spinoff of the Lamb Weston business.

On November 9, 2016, we completed the spinoff of Lamb Weston Holdings, Inc. ("Lamb Weston") through a distribution of 100% of our interest in Lamb Weston to holders of outstanding shares of our common stock (the "Spinoff"). The Spinoff involved a number of risks, including, among other things, certain indemnification risks. In connection with the Spinoff, we entered into a separation and distribution agreement and various other agreements (including a transition services agreement, a tax matters agreement, an employee matters agreement, and a trademark license agreement), which we refer to as the Lamb Weston agreements. The Lamb Weston agreements govern the Spinoff and the post-Spinoff relationship between the two companies.

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

Trends indicate that people have continued to generally cook at home more often even as the COVID-19 pandemic subsides, and our consumers are repurchasing our products across a number of our leading brands at higher rates. If our products fail to meet changing consumer preferences or habits, or if we fail to introduce new and improved products on a timely basis, then the return on that investment will be less than anticipated and our strategy to grow sales and profits with investments in acquisitions, marketing, and innovation will be less successful. Similarly, demand for our products could be affected by consumer concerns or perceptions regarding the health effects of ingredients such as sodium, trans fats, sugar, processed wheat, or other product ingredients or attributes.

Additionally, as we have continued to implement pricing action in response to increased costs of goods sold, the elasticity impact from our pricing actions has been favorable to date compared to historical trends, but demand for our products could be affected if elasticities become unfavorable in response to our pricing actions.

Changes in our relationships with significant customers or suppliers could adversely affect us.

During fiscal 2022, our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 27% of our consolidated net sales. There can be no assurance that Walmart, Inc. and other significant customers will continue to purchase our products in the same quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing. The loss of a significant customer or a material reduction in sales to a significant customer could materially and adversely affect our product sales, financial condition, and results of operations.

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

Third-Party Partner Risks

Disruption of our supply chain have had and could continue to have an adverse impact on our business, financial condition, and results of operations.

Our ability to make, move, and sell our products is critical to our success. During fiscal 2022, we have experienced disruption to our supply and elevated supply chain operating costs due, in part, to disruptions in the availability of labor and certain materials, and input cost inflation. Continued or future damage or disruption to our supply chain, including third-party manufacturing or transportation and distribution capabilities, due to weather, including any potential effects of climate change, natural disaster, fire or explosion, terrorism, pandemics (such as the COVID-19 pandemic), strikes, government action, geopolitical turmoil, or other reasons beyond our control or the control of our suppliers and business partners, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single supplier or location, could adversely affect our business or financial results. In addition, disputes with significant suppliers, including disputes regarding pricing or performance, could adversely affect our ability to supply products to our customers and could materially and adversely affect our product sales, financial condition, and results of operations.

In particular, we continue to monitor the COVID-19 pandemic and its potential impact on our supply chain and our consolidated results of operations. Although our products are manufactured in North America and we source the significant majority of our ingredients and raw materials from North America, due to restrictions resulting from the COVID-19 pandemic, global supply has at time been and may continue to be constrained, which has caused and may continue to cause the price of certain ingredients and raw materials used in our products to increase and/or we may experience disruptions to our operations.

Additionally, although we are a North American company with no operations in our direct exposure to Russia and Ukraine, we have experienced shortages in materials and increased costs for transportation, energy, and raw material due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. To date, the conflict between Russia and Ukraine has not had a material impact on our business, financial condition, or results of operations, but continued geopolitical turmoil, including expansion of the Russia-Ukraine conflict into other countries, or conflicts in other parts of the world, may negatively impact our supply chain and our ability to manufacture or sell our products.

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

We may also be subjected to decreased availability or less favorable pricing for water as a result of such change, which could impact our manufacturing and distribution operations. In addition, natural disasters and extreme weather conditions may disrupt the productivity of our facilities or the operation of our supply chain. The increasing concern over climate change also may result in more regional, federal, and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. In the event that such regulation is enacted and is more aggressive than the climate risk mitigation measures that we are currently undertaking to monitor our emissions and improve our energy efficiency, we may experience significant increases in our costs of operation and delivery. In particular, increasing regulation of fuel emissions could substantially increase the distribution and supply chain costs associated with our products. Additionally, while we continue to take important steps to strive toward mitigation of climate risk and impact on climate change, transitioning our business to adapt to and comply with evolving policy, legal, and regulatory changes may impose substantial operational and compliance burdens. As a result, climate change could negatively affect our business and operations.

From time to time, we establish strategies and expectations related to climate change and other environmental matters. Our ability to achieve any such strategies or expectations is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include, but are not limited to, evolving regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs and the availability of requisite financing, market trends that may alter business opportunities, the conduct of third-party manufacturers and suppliers, constraint or disruptions our supply chain, and changes in carbon markets. Failures or delays (whether actual or perceived) in achieving our strategies or expectations related to climate change and other environmental matters could adversely affect our business, operations, and reputation, and increase risk of litigation.

Cybersecurity and Information Technology Risks

Our business operations could be disrupted if our information technology systems fail to perform adequately.

We rely on information technology networks and systems, including the Internet, to process, transmit, and store information, to manage and support a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. Our information technology systems, some of which are dependent on services provided by third parties, may be vulnerable to damage, interruption, or shutdown due to any number of causes outside of our control such as catastrophic events, natural disasters, fires, power outages, systems failures, telecommunications failures, employee error or malfeasance, security breaches, computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, hacking, and other cyberattacks. While we have experienced threats to our data and systems, to date, we are not aware that we have experienced a material breach. Cyberattacks are occurring more frequently, are constantly evolving in nature and are becoming more sophisticated. Additionally, continued geopolitical turmoil, including the Russia-Ukraine military conflict, has heightened the risk of cyberattacks. While we attempt to continuously monitor and mitigate against cyber risks, including through leveraging multi-sourced threat intelligence, investing in new technologies, and developing third-party cybersecurity risk management capability in support of strategic suppliers, we may incur significant costs in protecting against or remediating cyberattacks or other cyber incidents.

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

We depend on the skills, working relationships, and continued services of key personnel, including our experienced management team. In addition, our ability to achieve our operating goals depends on our ability to identify, hire, train, and retain qualified individuals. If key employees terminate their employment, including by becoming ill as a result of the COVID-19 pandemic, our business activities may be adversely affected. Our business activities may also be adversely affected if we are unable to locate suitable replacements for any key employees who leave or offer employment to potential replacements on reasonable terms.

We compete with other companies both within and outside of our industry for talented personnel. If we do not successfully compete for the best talent, our business activities may be adversely affected.

A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, federal unemployment subsidies, including unemployment benefits offered in response to the COVID-19 pandemic, and other government regulations, unemployment programs, and volatility in general macroeconomic factors impacting the labor market. Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and increasingly competitive labor market. A sustained labor shortage or increased turnover rates within our employee base (or within the employee base of key suppliers or third-party manufacturers), could negatively affect our supply chain or our ability to efficiently operate our manufacturing and distribution facilities and overall business.

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

As of May 29, 2022, we had goodwill of $11.33 billion and other intangibles of $3.85 billion. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of other intangibles represents the fair value of trademarks, customer relationships, and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as the inability to quickly replace lost co-manufacturing business, increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry EBITDA (earnings before interest, taxes, depreciation and amortization) multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.), or the bankruptcy of a significant customer. Any impairment to goodwill or other intangible assets could negatively impact our net worth.

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

As of July 21, 2022, we had thirty-eight domestic manufacturing facilities located in Arkansas, California, Colorado, Illinois, Indiana, Iowa, Kentucky, Maryland, Michigan, Minnesota, Missouri, Nebraska, Nevada, Ohio, Pennsylvania, Tennessee, Washington, and Wisconsin. We also have international manufacturing facilities in Canada and Mexico, and interests in the ownership of international manufacturing facilities in India, Bangladesh, Sri Lanka, and Mexico.

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

ITEM 3. LEGAL PROCEEDINGS

For information on legal proceedings, please refer to Note 15 "Contingencies," to the Consolidated Financial Statements contained in this report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange, where it trades under the ticker symbol: CAG. At June 26, 2022, there were approximately 13,513 stockholders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No shares of common stock were purchased during the fourth quarter of fiscal 2022.

ITEM 6. [RESERVED]

The Company adopted the amendment to Item 301 of Regulation S-K and is no longer required to provide five years of selected financial data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a summary of significant factors relevant to our financial performance and condition. The discussion and analysis should be read together with our consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data. Results for the fiscal year ended May 29, 2022 are not necessarily indicative of results that may be attained in the future.

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

Readers of this report should understand that these forward-looking statements are not guarantees of performance or results. Forward-looking statements provide our current expectations and beliefs concerning future events and are subject to risks, uncertainties, and factors relating to our business and operations, all of which are difficult to predict and could cause our actual results to differ materially from the expectations expressed in or implied by such forward-looking statements. These risks, uncertainties, and factors include, among other things: the risk that the cost savings and any other synergies from the acquisition of Pinnacle Foods, Inc. (the "Pinnacle acquisition") may not be fully realized or may take longer to realize than expected; the risk that the Pinnacle acquisition may not be accretive within the expected timeframe or to the extent anticipated; the risks that the Pinnacle acquisition and related integration will create disruption to the Company and its management and impede the achievement of business plans; risks related to our ability to achieve the intended benefits of other recent acquisitions and divestitures; risks associated with general economic and industry conditions; risks associated with our ability to successfully execute our long-term value creation strategies; risks related to our ability to deleverage on currently anticipated timelines, and to continue to access capital on acceptable terms or at all; risks related to our ability to execute operating and restructuring plans and achieve targeted operating efficiencies from cost-saving initiatives, and to benefit from trade optimization programs; risks related to the effectiveness of our hedging activities and ability to respond to volatility in commodities; risks related to the Company's competitive environment and related market conditions; risks related to our ability to respond to changing consumer preferences and the success of our innovation and marketing investments; risks related to the ultimate impact of any product recalls and litigation, including litigation related to the lead paint and pigment matters, as well as any securities litigation, including securities class action lawsuits; risk associated with actions of governments and regulatory bodies that affect our businesses, including the ultimate impact of new or revised regulations or interpretations; risks related to the impact of the COVID-19 pandemic on our business, suppliers, consumers, customers, and employees; risks related to our forecasts of consumer eat-at-home habits as the impacts of the COVID-19 pandemic abate; risks related to the availability and prices of supply chain resources, including raw materials, packaging, and transportation, including any negative effects caused by changes in inflation rates, weather conditions, health pandemics or outbreaks of disease, actual or threatened hostilities or war, or other geopolitical uncertainty; disruptions or inefficiencies in our supply chain and/or operations, including from the COVID-19 pandemic; risks related to disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine; risks associated with actions by our customers, including changes in distribution and purchasing terms; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges; risks related to a material failure in or breach of our or our vendors' information technology systems; the amount and timing of future dividends, which remain subject to Board approval and depend on market and other conditions; risks related to the Company’s ability to execute on its strategies or achieve expectations related to environmental, social, and governance matters, including as a result of evolving legal, regulatory, and other standards processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of  requisite financing, and changes in carbon markets; and other risks described in our reports filed from time to time with the SEC. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility to update these statements, except as required by law.

The discussion that follows should be read together with the consolidated financial statements and related notes contained in this report. Results for fiscal 2022 are not necessarily indicative of results that may be attained in the future.

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

Fiscal 2022 Results

Fiscal 2022 performance compared to fiscal 2021 reflected an increase in net sales, with organic (excludes the impacts of foreign exchange and divested businesses) increases in all of our operating segments. Overall gross profit decreased primarily as a result of input cost inflation, higher transportation costs, elevated supply chain operating costs due, in part, to disruptions in the availability of labor and certain materials, and lost profits from divested businesses, which were partially offset by higher organic net sales, supply chain realized productivity, cost synergies associated with the Pinnacle acquisition, and lower COVID-19 pandemic-related expenses. Overall segment operating profit decreased in all of our operating segments. Corporate expenses were lower primarily due to items impacting comparability, as discussed below, in addition to lower share-based payment and deferred compensation expense. Selling, general and administrative ("SG&A") expenses were higher primarily due to items impacting comparability, partially offset by lower advertising and promotional expenses. We recognized higher equity method investment earnings, lower interest expense, higher income tax expense, in each case compared to fiscal 2021. Excluding items impacting comparability, our effective tax rate was slightly higher compared to fiscal 2021.

Diluted earnings per share in fiscal 2022 were $1.84. Diluted earnings per share in fiscal 2021 were $2.66. Diluted earnings per share were affected by lower net income as well as several significant items affecting the comparability of year-over-year results of continuing operations (see "Items Impacting Comparability" below).

During fiscal 2022, we experienced higher than expected input cost inflation, including higher transportation and supply chain costs, that negatively impacted gross margins. We expect input cost inflation to persist in fiscal 2023. Supply chain realized productivity and pricing actions will mitigate some of the inflationary pressures and are expected to improve margins more heavily in the third and fourth quarters of fiscal 2023. As our estimates of inflation for fiscal 2023 continue to change, it is impractical to quantify the impact at this time.

Although we are a North American focused company with no operations in or direct exposure to Russia and Ukraine, we have experienced shortages in materials and increased costs for transportation, energy, and raw materials due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. To date, the conflict between Russia and Ukraine has not had a material impact on our business, financial condition, or result of operations.

Items Impacting Comparability

Items of note impacting comparability of results for continuing operations for fiscal 2022 included the following:

•	charges totaling $209.0 million ($159.0 million after-tax and net of noncontrolling interest) related to the impairment of certain brand intangible assets,

•	charges totaling $70.1 million ($60.4 million after-tax) related to the impairment of businesses held for sale,

•	charges totaling $49.0 million ($36.9 million after-tax) in connection with our restructuring plans,

•	tax expense of $25.0 million related to certain tax elections made in connection with filing our fiscal 2021 tax return, for which any associated tax benefits are still under review with the IRS,

•	an income tax benefit of $16.1 million related to the settlement of certain tax matters that were previously reserved and a release of valuation allowance on certain foreign tax credit carryforwards,

•	a gain of $19.6 million ($14.8 million after-tax) related to two favorable legal settlements,

•	charges of $11.3 million ($8.5 million after-tax) associated with fires occurring at two of our manufacturing facilities,

•	a gain of $6.5 million ($5.0 million after-tax) related to a settlement of a legacy environmental matter, and

•	a gain of $3.3 million ($2.8 million after-tax) related to proceeds received from the sale of a legacy investment.

Items of note impacting comparability of results from continuing operations for fiscal 2021 included the following:

•	a non-cash income tax benefit of $115.6 million associated with a restructuring of our ownership interest in the Ardent Mills joint venture, which primarily relates to a release of a valuation allowance due to the generation of capital gains,

•	charges totaling $90.9 million ($69.9 million after-tax) related to the impairment of certain brand intangible assets,

•	charges totaling $77.9 million ($58.3 million after-tax) in connection with our restructuring plans,

•	charges totaling $68.7 million ($51.5 million after-tax) related to the early extinguishment of debt,

•	a gain of $65.5 million ($34.5 million after-tax) associated with the divestiture of certain businesses,

•	an income tax benefit of $37.0 million related to a release of valuation allowance associated with the divestiture of certain businesses,

•	an income tax benefit of $7.6 million related to certain final tax regulations on prior year federal tax matters,

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

During the third quarter of fiscal 2020, we completed the sale of our Lender’s® bagel business for net proceeds of $33.3 million. The results of operations of the divested Lender's® bagel business were primarily included in our Refrigerated & Frozen segment, and to a lesser extent within our Foodservice segment, for the periods preceding the completion of this transaction.

During the second quarter of fiscal 2020, we completed the sale of our Direct Store Delivery ("DSD") snacks business, for net proceeds of $137.5 million. The results of operations of the divested DSD snacks business were included in our Grocery & Snacks segment for the periods preceding the completion of the transaction.

Restructuring Plans

In December 2018, the Board approved a restructuring and integration plan related to the ongoing integration of the operations of Pinnacle (such plan the "Pinnacle Integration Restructuring Plan"), for the purpose of achieving significant cost synergies between the companies, as a result of which we expect to incur material charges for exit and disposal activities under U.S. generally accepted accounting principles ("U.S. GAAP"). We expect to incur approximately $346.9 million of charges ($284.3 million of cash charges and $62.6 million of non-cash charges) for actions identified to date under the Pinnacle Integration Restructuring Plan. The Board and/or our senior management have authorized incurrence of these charges. We recognized charges of $19.6 million, $31.7 million, and $73.8 million in connection with the Pinnacle Integration Restructuring Plan in fiscal 2022, 2021, and 2020, respectively. We expect to incur costs related to the Pinnacle Integration Restructuring Plan over a multi-year period.

In fiscal 2019, senior management initiated a restructuring plan for costs incurred in connection with actions taken to improve SG&A expense effectiveness and efficiencies and to optimize our supply chain network (the "Conagra Restructuring Plan"). Although we remain unable to make good faith estimates relating to the entire Conagra Restructuring Plan, we are reporting on actions initiated through the end of fiscal 2022, including the estimated amounts or range of amounts for each major type of cost expected to be incurred, and the charges that have resulted or will result in cash outflows. As of May 29, 2022, we had approved the incurrence of $180.6 million ($53.8 million of cash charges and $126.8 million of non-cash charges) for several projects associated with the Conagra Restructuring Plan. We have incurred or expect to incur $148.4 million of charges ($46.4 million of cash charges and $102.0 million of non-cash charges) for actions identified to date under the Conagra Restructuring Plan. We recognized charges of $29.4 million, $46.2 million, and $64.4 million in connection with the Conagra Restructuring Plan in fiscal 2022, 2021, and 2020, respectively. We expect to incur costs related to the Conagra Restructuring Plan over a multi-year period.

COVID-19 Pandemic

We continue to monitor the impact of the COVID-19 pandemic on all aspects of our business. Throughout fiscal 2022, we continued to experience elevated demand for our products in the retail segments versus pre-pandemic levels, but volumes were lower compared to fiscal 2021, primarily due to the elasticity impact from inflation-driven pricing actions. We experienced higher demand for our foodservice products across all of our major markets during fiscal 2022 compared to fiscal 2021 as consumer traffic in away-from-home food outlets continue to recover from the impacts of the pandemic. We incurred $69.8 million of supply chain costs associated with the COVID-19 pandemic during fiscal 2022, which was a decrease in comparison to fiscal 2021.

As we continue into fiscal 2023, we generally expect retail demand levels to remain elevated versus pre-pandemic levels and we continue to expect foodservice demand levels to return to more historical norms. However, uncertainty remains with the pandemic and such trends ultimately depend on the length and severity of the pandemic, inclusive of the introduction of new strains and variants of the virus; infection rates in the markets where we do business; the federal, state, and local government actions taken in response; vaccine effectiveness; and the macroeconomic environment. In fiscal 2023, we continue to expect to see inflationary headwinds but anticipate that gross margins will begin to benefit from sales price increases and other cost savings measures. We also continue to expect a decrease in costs related to the COVID-19 pandemic and a decrease in supply chain costs as we focus on realized productivity initiatives. We will continue to evaluate the extent to which the COVID-19 pandemic will impact our business, consolidated results of operations, and financial condition.

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

Presentation of Derivative Gains (Losses) from Economic Hedges of Forecasted Cash Flows in Segment Results

Derivatives used to manage commodity price risk and foreign currency risk are not designated for hedge accounting treatment. We believe these derivatives provide economic hedges of certain forecasted transactions. As such, these derivatives are generally recognized at fair market value with realized and unrealized gains and losses recognized in general corporate expenses. The gains and losses are subsequently recognized in the operating results of the reporting segments in the period in which the underlying transaction being economically hedged is included in earnings. In the event that management determines a particular derivative entered into as an economic hedge of a forecasted commodity purchase has ceased to function as an economic hedge, we cease recognizing further gains and losses on such derivatives in corporate expense and begin recognizing such gains and losses within segment operating results, immediately. See Note 19 "Business Segments and Related Information", to the Consolidated Financial Statements contained in this report for further discussion.

Presentation of Information

Below is a detailed discussion and comparison of our results of operations for the fiscal years ended May 29, 2022 and May 30, 2021. For a discussion of changes from the fiscal year ended May 31, 2020 to the fiscal year ended May 30, 2021, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended May 30, 2021 (filed July 23, 2021).

Fiscal 2022 compared to Fiscal 2021

Net Sales

($ in millions)	Fiscal 2022	Fiscal 2021	% Inc
Reporting Segment	Net Sales	Net Sales	(Dec)
Grocery & Snacks	$4,697.4	$4,624.7	2%
Refrigerated & Frozen	4,859.3	4,774.6	2%
International	970.8	938.6	3%
Foodservice	1,008.4	846.8	19%
Total	$11,535.9	$11,184.7	3%

Net sales for fiscal 2022 in our Grocery & Snacks segment included a decrease in volumes of 4%, excluding the impact of divestitures, compared to the prior-year period. This result was primarily due to lapping the prior year's surge in at-home food consumption from the COVID-19 pandemic and replenishment of customer inventory levels in connection with the COVID-19 pandemic coupled with the elasticity impact from inflation-driven pricing actions. Price/mix increased 7%, excluding the impact of divestitures, compared to the prior-year period due to favorability in inflation-driven pricing coupled with favorable brand mix, partially offset by a benefit in the prior-year period of $7.4 million related to a change in estimate associated with our fiscal 2020 fourth quarter trade accrual. Fiscal 2021 included $34.7 million of net sales related to our Peter Pan® peanut butter business, which was sold in the third quarter of fiscal 2021. Fiscal 2021 included $3.6 million of net sales related to our H.K. Anderson® business, which was sold in the second quarter of fiscal 2021.

Net sales for fiscal 2022 in our Refrigerated & Frozen segment included a decrease in volumes of 5%, excluding the impact of divestitures, compared to fiscal 2021. The decrease in sales volumes was primarily due to lapping the prior year's surge in at-home food consumption from the COVID-19 pandemic and replenishment of inventory levels in connection with the COVID-19 pandemic coupled with the elasticity impact from inflation-driven pricing actions and supply constraints. Price/mix increased 8% for fiscal 2022, excluding the impact of divestitures, compared to fiscal 2021 primarily driven by favorability in inflation-driven pricing coupled with favorable brand mix, partially offset by a benefit in the prior-year period of $7.4 million related to a change in estimate associated with our fiscal 2020 fourth quarter trade accrual. Fiscal 2021 included $40.8 million of net sales related to our Egg Beaters® business, which was sold in the fourth quarter of fiscal 2021.

Net sales for fiscal 2022 in our International segment reflected a 5% decrease in volumes, a 2% increase due to favorable foreign exchange rates, and a 7% increase in price/mix, excluding the impact of divestitures, in each case compared to fiscal 2021. The decrease in volumes was driven by lapping the prior year's surge in at-home food demand from the COVID-19 pandemic coupled with the elasticity impact from inflation-driven pricing actions. The increase in price/mix was primarily due to favorability in inflation-driven pricing and favorable product mix, partially offset by a benefit in the prior-year period of $2.8 million related to a change in estimate associated with our fiscal 2020 fourth quarter trade accrual. Fiscal 2021 included $1.4 million of net sales related to our Peter Pan® peanut butter business.

Net sales for fiscal 2022 in our Foodservice segment included an increase in volumes of 11%, excluding the impact of divestitures, compared to the prior-year period. The increase in volume reflected the continued recovery of away-from-home food outlets from the impacts of the COVID-19 pandemic, partially offset by the elasticity impact from inflation-driven pricing actions. Price/mix, excluding the impact of divestitures, increased 8% in fiscal 2022 compared to fiscal 2021, reflecting inflation-driven pricing and favorable product mix. Fiscal 2021 included $1.0 million and $0.6 million of net sales related to our Peter Pan® peanut butter business and H.K. Anderson® business, respectively.

SG&A Expenses (Includes general corporate expenses)

SG&A expenses totaled $1.49 billion for fiscal 2022, an increase of $89.8 million compared to fiscal 2021. SG&A expenses for fiscal 2022 reflected the following:

Items impacting comparability of earnings

•	charges totaling $209.0 million related to the impairment of certain brand intangible assets,

•	charges totaling $70.1 million related to the impairment of businesses held for sale,

•	net charges of $27.2 million in connection with our restructuring plans,

•	a gain of $19.6 million related to two favorable legal settlements,

•	a gain of $6.5 million related to a settlement of a legacy environmental matter,

•	a gain of $3.3 million related to the sale of a legacy investment,

•	charges of $2.8 million associated with consulting fees for certain tax matters,

•	charges of $2.4 million associated with costs incurred for planned divestitures, and

•	charges of $2.2 million associated with fires occurring at two of our manufacturing facilities.

Other changes in expenses compared to fiscal 2021

•

a decrease in share-based payment and deferred compensation expense of $58.0 million, due to market declines, a reduction of estimated level of achievement of certain performance targets, and a decrease in our share price,

•	an increase in salary, wage, and fringe benefit expense of $19.8 million,

•	a decrease in advertising and promotion expense of $13.4 million driven by lapping increased investment in the prior year period,

•	a decrease in incentive compensation expense of $13.1 million, due to exceeding certain performance targets in the prior year period,

•	an increase of $10.6 million in foreign currency transaction gains/losses, primarily due to prior year gains on remeasuring certain intercompany notes payable,

•	an increase of $10.2 million in self-insurance expense due to favorable claim development in the prior year,

•	a decrease in consulting and professional fees of $8.2 million,

•	an increase in information technology-related expenses of $8.0 million,

•	a decrease of $5.9 million in commission expense due to our transition away from certain third-party brokers, and

•	an increase in travel and entertainment expense of $5.7 million.

SG&A expenses for fiscal 2021 included the following items impacting the comparability of earnings:

•	charges of $90.9 million related to the impairment of certain brand intangible assets,

•	charges of $68.7 million associated with the early extinguishment of debt,

•	gains totaling $65.5 million related to divestitures of certain businesses,

•	net charges of $40.8 million in connection with our restructuring plans,

•	consulting expenses of $7.2 million primarily associated with securing tax benefits for a new production facility (the associated tax benefits will be recognized in future periods),

•	a loss of $7.1 million related to the early exit of an unfavorable contract associated with a recent divestiture,

•	charges of $5.7 million associated with costs incurred for acquisitions and divestitures, and

•	a net expense of $2.6 million related to a previous legal matter.

Segment Operating Profit (Earnings before general corporate expenses, pension and postretirement non-service income, interest expense, net, income taxes, and equity method investment earnings)

($ in millions)	Fiscal 2022	Fiscal 2021	% Inc
Reporting Segment	Operating Profit	Operating Profit	(Dec)
Grocery & Snacks	$859.5	$1,092.7	(21)%
Refrigerated & Frozen	561.1	836.5	(33)%
International	106.7	131.8	(19)%
Foodservice	60.3	80.0	(25)%

Operating profit in our Grocery & Snacks segment for fiscal 2022 reflected a decrease in gross profits of $94.0 million compared to fiscal 2021. The lower gross profit was driven by the impacts of input cost inflation, higher inventory write-offs, unfavorable fixed cost leverage, elevated supply chain operating costs due, in part, to disruptions in the availability of labor and certain materials, and a reduction in profit associated with the divestitures of our H.K. Anderson® and Peter Pan® peanut butter businesses, partially offset by the benefits of supply chain realized productivity, cost synergies associated with the Pinnacle acquisition, and a decrease in COVID-19 pandemic-related costs. Pandemic-related costs included investments in employee safety protocols, bonuses paid to supply chain employees, and costs necessary to meet elevated levels of demand. Operating profit of the Grocery & Snacks segment was impacted by charges of $9.4 million and $27.8 million related to our restructuring plans in fiscal 2022 and 2021, respectively. Fiscal 2022 and 2021 included certain brand intangible impairment charges of $90.7 million and $13.0 million, respectively. Fiscal 2022 included charges of $26.3 million related to the impairment of businesses held for sale. Fiscal 2021 included gains totaling $55.1 million related to the divestitures of certain businesses. Advertising and promotion expenses for fiscal 2022 decreased by $6.0 million compared to fiscal 2021.

Operating profit in our Refrigerated & Frozen segment for fiscal 2022 reflected a decrease in gross profits of $231.5 million compared to fiscal 2021 due the impacts of input cost inflation, unfavorable fixed cost leverage, elevated supply chain operating costs due, in part, to disruptions in the availability of labor and certain materials, higher inventory write-offs, and a reduction in profit associated with the divestiture of our Egg Beaters® business, partially offset by the benefits of supply chain realized productivity, cost synergies associated with the Pinnacle acquisition, and a decrease in COVID-19 pandemic-related costs. Operating profit of the Refrigerated & Frozen segment was impacted by charges of $103.9 million and $76.9 million related to the impairment of certain brand intangible assets during fiscal 2022 and 2021, respectively. Fiscal 2022 and 2021 included $14.5 million and $26.8 million, respectively, of charges related to our restructuring plans. Operating profit of the Refrigerated & Frozen segment included $28.9 million of charges related to the impairment of businesses held for sale and charges of $2.8 million associated with a fire occurring at one of our manufacturing facilities in fiscal 2022. Fiscal 2021 also included a gain of $10.4 million related to the divestiture of our Egg Beater's® business, reduced by a loss of $7.1 million related to the early exit of an unfavorable contract associated with the divestiture. Advertising and promotion expenses for fiscal 2022 decreased by $8.1 million compared to fiscal 2021.

Operating profit in our International segment for fiscal 2022 reflected flat gross profits compared to fiscal 2021, reflecting the net sales growth discussed above and the benefits of supply chain realized productivity, partially offset by the impacts of input cost inflation. Operating profit of the International segment was impacted by charges of $14.4 million and $1.0 million related to the impairment of certain brand intangible assets during fiscal 2022 and 2021, respectively.

Operating profit in our Foodservice segment for fiscal 2022 reflected a decrease in gross profits of $3.0 million compared to fiscal 2021 driven by input cost inflation, elevated supply chain operating costs due, in part, to disruptions in the availability of labor and certain materials, and higher inventory write-offs, which more than offset the net sales growth discussed above and the benefits of supply chain realized productivity. Fiscal 2022 included charges of $14.9 million related to the impairment of businesses held for sale and charges of $7.6 million associated with a fire occurring at one of our manufacturing facilities.

Pension and Postretirement Non-service Income

In fiscal 2022, pension and postretirement non-service income was $67.3 million, an increase of $12.8 million compared to fiscal 2021. Fiscal 2022 reflected lower interest costs and an increase in expected returns on plan assets.

Interest Expense, Net

In fiscal 2022, net interest expense was $379.9 million, a decrease of $40.5 million, or 10%, from fiscal 2021. The decrease was driven by a lower weighted average interest rate on outstanding debt. See Note 3, "Long-Term Debt", to the Consolidated Financial Statements contained in this report for further discussion.

Income Taxes

Our income tax expense was $290.5 million and $193.8 million in fiscal 2022 and 2021, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 25% and 13% for fiscal 2022 and 2021, respectively. See Note 13, "Pre-Tax Income and Income Taxes", to the Consolidated Financial Statements contained in this report for a discussion on the change in effective tax rates.

In fiscal 2021, we completed a restructuring of our ownership interest in the Ardent Mills joint venture, a milling business ("Ardent Mills"), that utilized a portion of our capital loss carryforward prior to its expiration. After the restructuring, certain balance sheet adjustments on Ardent Mills may impact our effective tax rate in future periods. Also in fiscal 2021, we completed several other transactions related to retained assets in conjunction with the divestitures of the Peter Pan® peanut butter and Egg Beaters® businesses that we believe will utilize a portion of the remaining capital loss carryforward. These transactions were subject to elections made in connection with filing our fiscal 2021 federal tax return. These elections are still under review by the Internal Revenue Service. These elections may result in increases to the tax basis in those assets and if successful would result in tax benefits being realized in future periods.

We expect our effective tax rate in fiscal 2023, exclusive of any unusual transactions or tax events, to be approximately 24%.

Equity Method Investment Earnings

We include our share of the earnings of certain affiliates based on our economic ownership interest in the affiliates. Our most significant affiliate is the Ardent Mills joint venture. Our share of earnings from our equity method investment earnings were $145.3 million and $84.4 million for fiscal 2022 and 2021, respectively. Ardent Mills earnings for fiscal 2022 reflected the joint venture’s effective management through the recent volatility in the wheat markets.

Earnings Per Share

Diluted earnings per share in fiscal 2022 and 2021 were $1.84 and $2.66, respectively. The decrease in diluted earnings per share reflected lower net income. See "Items Impacting Comparability" above as several significant items affected the comparability of year-over-year results of operations.

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

Borrowing Facilities and Long-Term Debt

At May 29, 2022, we had a revolving credit facility (the "Revolving Credit Facility") with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $1.6 billion (subject to increase to a maximum aggregate principal amount of $2.1 billion with the consent of the lenders). The Revolving Credit Facility matures on July 11, 2024 and is unsecured. The term of the Revolving Credit Facility may be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. In the first quarter of fiscal 2022, we entered into an amendment to the Revolving Credit Facility, which modified the ratio of funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") financial covenant to require a ratio of not greater than 4.5 to 1.0 on a rolling four-quarter basis. We have historically used a credit facility principally as a back-up for our commercial paper program. As of May 29, 2022, there were no outstanding borrowings under the Revolving Credit Facility.

We had $180.0 million outstanding under our commercial paper program as of May 29, 2022, and $705.7 million outstanding as of May 30, 2021. The highest level of borrowings during fiscal 2022 was $989.0 million.

During the first quarter of fiscal 2022, we issued $500.0 million aggregate principal amount of 0.500% senior notes due August 11, 2023. The proceeds were primarily used to refinance commercial paper borrowings.

Additional information about our long-term debt balances as of May 29, 2022 can be found in Note 3, "Long-Term Debt", to the Consolidated Financial Statements contained in this report. The weighted-average coupon interest rate of the long-term debt obligations outstanding as of May 29, 2022, was approximately 4.4%.

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

As of the end of fiscal 2022, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the Revolving Credit Facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult, or impossible.

Our most restrictive debt agreement (the Revolving Credit Facility) generally requires our ratio of EBITDA to interest expense not be less than 3.0 to 1.0 and our ratio of funded debt to EBITDA not to exceed 4.5 to 1.0. Each ratio is to be calculated on a rolling four-quarter basis. As of May 29, 2022, we were in compliance with all financial covenants.

Equity and Dividends

We repurchase shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. During fiscal 2022, we repurchased 1.5 million shares of our common stock under this authorization for an aggregate of $50.0 million. The Company’s total remaining share repurchase authorization as of May 29, 2022, was $1.07 billion.

On April 14, 2022, we announced that our Board had authorized a quarterly dividend payment of $0.3125 per share, which was paid on June 1, 2022, to stockholders of record as of the close of business on April 29, 2022. Subsequent to our fiscal year end, on July 21, 2022, our Board approved a 5.6% increase to our annualized dividend rate. The Board also approved a quarterly dividend of $0.33 per share to be paid on September 1, 2022 to stockholders of record as of the close of business on August 3, 2022.

Contractual Obligations

As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. These obligations impact our liquidity and capital resource needs. In addition to principal and interest payments on our outstanding long-term debt and notes payable balances, discussed above, our contractual obligations primarily consist of lease payments, income taxes, pension and postretirement benefits, and unconditional purchase obligations.

A summary of our operating and finance lease obligations as of  May 29, 2022 can be found in Note 14, "Leases", to the Consolidated Financial Statements contained in this report.

The liability for gross unrecognized tax benefits related to uncertain tax positions was $62.9 million as of May 29, 2022. See Note 13, "Pre-Tax Income and Income Taxes", to the Consolidated Financial Statements contained in this report for information related to income taxes.

As of May 29, 2022, we had an aggregate funded pension asset of $162.1 million and an aggregate unfunded postretirement benefit obligation totaling $61.4 million. We expect to make payments totaling approximately $12.4 million and $8.1 million in fiscal 2023 to fund our pension and postretirement plans, respectively. See Note 17, "Pension and Postretirement Benefits", to the Consolidated Financial Statements and "Critical Accounting Estimates – Employee-Related Benefits" contained in this report for further discussion of our pension obligation and factors that could affect estimates of these obligations.

As of May 29, 2022, our unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts) totaled approximately $2.63 billion. Approximately $1.91 billion of this balance is due in fiscal 2023. Included in this amount are open purchase orders and other supply agreements totaling approximately $1.70 billion, which are generally settleable in the ordinary course of business in less than one year. Some are not legally binding and/or may be cancellable. Warehousing service agreements totaling approximately $375 million make up a majority of our remaining unconditional purchase obligations with various terms of up to 10 years.

Capital Expenditures

We continue to make investments in our business and operating facilities. Our preliminary estimate of capital expenditures for fiscal 2023 is approximately $500 million.

Supplier Arrangements

We offer certain suppliers access to a third-party service that allows them to view our scheduled payments online. The third-party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third party, or any financial institutions concerning this service. All balances remain as obligations to our suppliers as stated in our supplier agreements and are reflected in accounts payable within our Consolidated Balance Sheets. The associated payments are included in net cash flows from operating activities within our Consolidated Statements of Cash Flows. As of May 29, 2022 and May 30, 2021, $378.3 million and $279.3 million, respectively, of our total accounts payable was payable to suppliers who utilize this third-party service.

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

Cash Flows

In fiscal 2022, we generated $3.1 million of cash, which was the net result of $1.18 billion generated from operating activities, $434.9 million used in investing activities, $738.0 million used in financing activities, and a decrease of $1.3 million due to the effects of changes in foreign currency exchange rates.

Cash generated from operating activities totaled $1.18 billion in fiscal 2022, as compared to $1.47 billion generated in fiscal 2021. The decrease in operating cash flows for fiscal 2022 compared to fiscal 2021 was primarily driven by lower gross profits, which reflect the impact of realized input cost inflation and higher transportation costs. This was partially offset by decreased interest and pension contribution payments and increased equity method investment distributions received in fiscal 2022 compared to fiscal 2021. Operating cash flows in fiscal 2021 also benefited from the deferral of $33.9 million of employer payroll taxes under the Coronavirus Aid, Relief, and Economic Security Act. Payments totaling 50% of such amounts were made in the third quarter of fiscal 2022 and remaining payments will occur in the third quarter of fiscal 2023. Changes in working capital were negatively impacted by increased accounts receivables resulting from inflation-driven pricing actions, offset by a smaller degree of inventory build relative to prior year.

Cash used in investing activities totaled $434.9 million in fiscal 2022 compared to $340.3 million in fiscal 2021. Net cash outflows from investing activities in fiscal 2022 and 2021 consisted primarily of capital expenditures totaling $464.4 million and $506.4 million, respectively. Investing cash flows for fiscal 2021 also included proceeds totaling $160.9 million from the sale of our Egg Beaters®, Peter Pan® peanut butter, and H.K. Anderson® businesses.

Cash used in financing activities totaled $738.0 million in fiscal 2022 compared to $1.61 billion in fiscal 2021. Financing activities in fiscal 2022 principally reflect net proceeds of $499.1 million from the issuance of $500.0 million aggregate principal amount of long-term debt, net short-term borrowing repayments of $523.1 million, cash dividends paid of $581.8 million, and common stock repurchases of $50.0 million. Financing activities in fiscal 2021 reflect repayments of long-term debt of $2.51 billion, the issuance of long-term debt totaling $988.2 million, net short-term borrowings of $706.3 million, cash dividends paid of $474.6 million, and common stock repurchases of $298.1 million.

Cash Held by International Subsidiaries

The Company had cash and cash equivalents of $83.3 million at May 29, 2022, and $79.2 million at May 30, 2021, of which $74.7 million at May 29, 2022, and $72.4 million at May 30, 2021, was held in foreign countries. A deferred tax liability is provided for certain undistributed foreign earnings in fiscal 2022 that are not considered to be indefinitely reinvested or cannot be remitted in a tax-neutral transaction. Other undistributed foreign earnings are invested indefinitely and therefore we have not provided deferred taxes on those earnings.

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

We have recognized trade promotion liabilities of $125.9 million as of May 29, 2022. Changes in the assumptions used in estimating the cost of any individual customer marketing program would not result in a material change in our results of operations or cash flows.

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

Further information on income taxes is provided in Note 13, "Pre-tax Income and Income Taxes", to the Consolidated Financial Statements contained in this report.

Employee-Related Benefits—We incur certain employment-related expenses associated with our pension plans. In order to measure the annual expense associated with these pension benefits, management must make a variety of estimates including, but not limited to, discount rates used to measure the present value of certain liabilities, assumed rates of return on assets set aside to fund these expenses, employee turnover rates, and anticipated mortality rates. The estimates used by management are based on our historical experience as well as current facts and circumstances. We use third-party specialists to assist management in appropriately measuring the expense associated with these pension benefits. Different estimates used by management could result in us recognizing different amounts of expense over different periods of time.

The Company uses a split discount rate (the "spot-rate approach") for the U.S. plans and certain foreign plans. The spot-rate approach applies separate discount rates for each projected benefit payment in the calculation of pension service and interest cost.

We have recognized a pension liability of $114.9 million and $135.4 million as of the end of fiscal 2022 and 2021, respectively. We also have recognized a pension asset of $277.0 million and $245.0 million as of the end of fiscal 2022 and 2021, respectively, as certain individual plans of the Company had a positive funded status.

We recognize cumulative changes in the fair value of pension plan assets and net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plan's projected benefit obligation ("the corridor") in current period expense annually as of our measurement date, which is our fiscal year-end, or when measurement is required otherwise under U.S. GAAP.

We recognized pension expense (benefit) from Company plans of $(54.4) million, $(38.3) million, and $5.9 million in fiscal 2022, 2021, and 2020, respectively. Such amounts reflect the year-end write-off of actuarial losses (gains) in excess of 10% of our pension liability of $(2.9) million, $0.8 million, and $44.8 million in fiscal 2022, 2021, and 2020, respectively. This also reflected expected returns on plan assets of $145.4 million, $140.0 million, and $170.2 million in fiscal 2022, 2021, and 2020, respectively. We contributed $11.5 million, $27.6 million, and $17.5 million to the pension plans of our continuing operations in fiscal 2022, 2021, and 2020, respectively. We anticipate contributing approximately $12.4 million to our pension plans in fiscal 2023.

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

Based on this information, the weighted-average discount rate selected by us for determination of the interest cost component of our pension expense was 2.29% for fiscal 2022, 2.30% for fiscal 2021, and 3.51% for fiscal 2020. The weighted-average discount rate selected by us for determination of the service cost component of our pension expense was 3.50% for fiscal 2022, 3.35% for fiscal 2021, and 4.04% for fiscal 2020. We selected a weighted-average discount rate of 4.74% and 4.09% for determination of service and interest expense, respectively, for fiscal 2023. A 25-basis point increase in our discount rate assumption as of the end of fiscal 2022 would increase our annual pension expense for our pension plans in fiscal 2022 by $3.6 million. A 25-basis point decrease in our discount rate assumption as of the end of fiscal 2022 would decrease our annual pension expense for our pension plans in fiscal 2022 by $3.6 million. For our year-end pension obligation determination, we selected discount rates of 4.48% and 3.04% for fiscal years 2022 and 2021, respectively.

Another significant assumption used to account for our pension plans is the expected long-term rate of return on plan assets. In developing the assumed long-term rate of return on plan assets for determining pension expense, we consider long-term historical returns (arithmetic average) of the plan's investments, the asset allocation among types of investments, estimated long-term returns by investment type from external sources, and the current economic environment. Based on this information, we selected 3.87% for the weighted-average expected long-term rate of return on plan assets for determining our fiscal 2022 pension expense. A 25-basis point increase/decrease in our weighted-average expected long-term rate of return assumption as of the beginning of fiscal 2022 would decrease/increase annual pension expense for our pension plans by $9.4 million. We selected a weighted-average expected rate of return on plan assets of 4.56% to be used to determine our pension expense for fiscal 2023. A 25-basis point increase/decrease in our expected long-term rate of return assumption as of the beginning of fiscal 2022 would decrease/increase annual pension expense for our pension plans by $8.0 million.

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

We reduce the carrying amounts of long-lived assets to their fair values when their carrying amount is determined to not be recoverable. We generally compare undiscounted estimated future cash flows of an asset or asset group to the carrying values of the asset or asset group for property, plant and equipment. If the undiscounted estimated future cash flows exceed the carrying values of the asset or asset group, no impairment is recognized. If the undiscounted estimated future cash flows are less than the carrying values of the asset or asset group, we write-down the asset or assets to their estimated fair values. The estimates of fair value are generally in the form of appraisal, or by discounting estimated future cash flows of the asset or asset group.

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

In assessing indefinite-lived intangible assets not subject to amortization for impairment, we have the option to perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of such an intangible asset is less than its carrying amount. If we determine that it is not more likely than not that the fair value of such an intangible asset is less than its carrying amount, then we are not required to perform any additional tests for assessing intangible assets for impairment. However, if we conclude otherwise or elect not to perform the qualitative assessment, then we are required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

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

As of May 29, 2022, we have goodwill of $11.33 billion, indefinite-lived intangibles of $3.06 billion and definite-lived intangibles of $791.5 million. Historically, we have experienced impairments in brand intangibles and goodwill as a result of declining sales and other economic conditions. For instance, in fiscal 2022, 2021, and 2020, we recorded total intangibles impairments of $209.0 million, $90.9 million, and $165.5 million respectively, primarily related to our recently acquired Pinnacle brands.

With the addition of Pinnacle intangibles that were recorded at fair value in fiscal 2019, we continue to be more susceptible to impairment charges in the future if our long-term sales forecasts, royalty rates, and other assumptions change as a result of lower than expected performance or other economic conditions. We will monitor these assumptions as management continues to achieve gross margin improvement, and long-term sales growth on certain key brands acquired in the acquisition including, but not limited to, Birds Eye®, Duncan Hines®, Gardein® and Vlasic®.

During the first quarter of fiscal 2023 (on June 27, 2022), management reorganized its internal reporting structure for certain brands within two reporting units in our Refrigerated & Frozen segment. This change in management reporting requires us to reassign goodwill between the two reporting units and complete a goodwill impairment test both prior to and subsequent to the change. As outlined in Note 7, "Goodwill and Other Identifiable Intangible Assets", to the Consolidated Financial Statement contained in this report, our Sides, Components, Enhancers reporting unit had approximately 20% excess fair value over carrying value as of our most recent annual impairment test in the fourth quarter of fiscal 2022. A significant input in estimating the fair value of a reporting unit is the discount rate. We used a discount rate for our Sides, Components, Enhancers reporting unit of 6.50% in our most recent goodwill impairment test. A 100-basis point increase in our discount rate would result in less than 2% excess of fair value over carrying value in this reporting unit with all other assumptions unchanged from our most recent quantitative impairment test.

Assumptions used in impairment testing are made at a point in time and require significant judgment; therefore, they are subject to change based upon the facts and circumstances present at each impairment test date. We have not completed our goodwill impairment assessment necessitated by the change in internal reporting structure, but we believe it is likely that we will incur a material impairment charge in the first quarter of fiscal 2023 as a result of current economic conditions, including a significant increase in interest rates since our last quantitative goodwill impairment test. Any implied goodwill impairment would also trigger a reassessment of fair value for our indefinite-lived intangibles that are within the respective reporting unit and may also result in a material impairment charge.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks affecting us during fiscal 2022 and 2021 were exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.

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

As of May 29, 2022 and May 30, 2021, the fair value of our long-term debt (including current installments) was estimated at $8.85 billion and $9.76 billion, respectively, based on current market rates. As of May 29, 2022 and May 30, 2021, a 1% increase in interest rates would decrease the fair value of our fixed rate debt by approximately $481.8 million and $682.2 million, respectively, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $543.4 million and $779.8 million, respectively.

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

The potential gain or loss on the fair value of our outstanding commodity and foreign exchange contracts, assuming a hypothetical 10% fluctuation in commodity prices and foreign currency exchange rates, would have been (in millions):

	Fair Value Impact
In Millions	Average During the Fiscal Year Ended May 29, 2022	Average During the Fiscal Year Ended May 30, 2021
Energy commodities	$0.9	$3.5
Agriculture commodities	4.9	6.9
Foreign exchange	10.8	11.8

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Conagra Brands, Inc. and Subsidiaries

Consolidated Statements of Earnings

(in millions, except per share amounts)

	For the Fiscal Years Ended May
	2022	2021	2020
Net sales	$11,535.9	$11,184.7	$11,054.4
Costs and expenses:
Cost of goods sold	8,697.1	8,005.5	7,984.8
Selling, general and administrative expenses	1,492.8	1,403.0	1,622.5
Pension and postretirement non-service income	(67.3)	(54.5)	(9.9)
Interest expense, net	379.9	420.4	487.1
Income before income taxes and equity method investment earnings	1,033.4	1,410.3	969.9
Income tax expense	290.5	193.8	201.3
Equity method investment earnings	145.3	84.4	73.2
Net income	$888.2	$1,300.9	$841.8
Less: Net income attributable to noncontrolling interests	—	2.1	1.7
Net income attributable to Conagra Brands, Inc.	$888.2	$1,298.8	$840.1
Earnings per share — basic
Net income attributable to Conagra Brands, Inc. common stockholders	$1.85	$2.67	$1.72
Earnings per share — diluted
Net income attributable to Conagra Brands, Inc. common stockholders	$1.84	$2.66	$1.72

The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in millions)

	For the Fiscal Years Ended May
	2022			2021			2020
	Pre-Tax Amount	Tax (Expense) Benefit	After -Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount
Net income	$1,178.7	$(290.5)	$888.2	$1,494.7	$(193.8)	$1,300.9	$1,043.1	$(201.3)	$841.8
Other comprehensive income:
Derivative adjustments:
Unrealized derivative adjustments	8.5	(2.1)	6.4	0.4	(1.8)	(1.4)	(7.1)	1.8	(5.3)
Reclassification for derivative adjustments included in net income	(1.3)	0.4	(0.9)	(1.6)	1.0	(0.6)	(3.3)	0.9	(2.4)
Unrealized currency translation gains (losses)	(23.5)	—	(23.5)	53.3	(1.5)	51.8	(42.7)	1.4	(41.3)
Pension and postretirement benefit obligations:
Unrealized pension and postretirement benefit obligations	(3.1)	1.1	(2.0)	95.1	(23.6)	71.5	63.2	(15.9)	47.3
Reclassification for pension and postretirement benefit obligations included in net income	(3.5)	1.0	(2.5)	(3.6)	0.9	(2.7)	(5.5)	1.4	(4.1)
Comprehensive income	1,155.8	(290.1)	865.7	1,638.3	(218.8)	1,419.5	1,047.7	(211.7)	836.0
Comprehensive income (loss) attributable to noncontrolling interests	(5.5)	—	(5.5)	6.1	(0.8)	5.3	(3.9)	(0.9)	(4.8)
Comprehensive income attributable to Conagra Brands, Inc.	$1,161.3	$(290.1)	$871.2	$1,632.2	$(218.0)	$1,414.2	$1,051.6	$(210.8)	$840.8

The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

(in millions, except share data)

	May 29, 2022	May 30, 2021
ASSETS
Current assets
Cash and cash equivalents	$83.3	$79.2
Receivables, less allowance for doubtful accounts of $3.9 and $3.2	867.4	793.9
Inventories	1,939.7	1,709.7
Prepaid expenses and other current assets	116.3	95.0
Current assets held for sale	27.0	24.3
Total current assets	3,033.7	2,702.1
Property, plant and equipment
Land and land improvements	173.0	154.6
Buildings, machinery and equipment	4,820.5	4,446.0
Furniture, fixtures, office equipment and other	676.1	664.5
Construction in progress	183.3	299.7
	5,852.9	5,564.8
Less accumulated depreciation	(3,139.0)	(2,992.8)
Property, plant and equipment, net	2,713.9	2,572.0
Goodwill	11,329.2	11,338.9
Brands, trademarks and other intangibles, net	3,853.1	4,124.6
Other assets	1,473.3	1,344.7
Noncurrent assets held for sale	31.9	113.3
	$22,435.1	$22,195.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$184.3	$707.4
Current installments of long-term debt	707.3	23.1
Accounts payable	1,864.6	1,655.9
Accrued payroll	151.7	175.2
Other accrued liabilities	609.2	743.0
Current liabilities held for sale	1.7	1.6
Total current liabilities	3,518.8	3,306.2
Senior long-term debt, excluding current installments	8,088.2	8,275.2
Other noncurrent liabilities	1,963.5	1,979.6
Noncurrent liabilities held for sale	2.4	3.2
Total liabilities	13,572.9	13,564.2
Commitments and contingencies (Note 15)
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 584,219,229	2,921.2	2,921.2
Additional paid-in capital	2,324.6	2,342.1
Retained earnings	6,550.7	6,262.6
Accumulated other comprehensive income (loss)	(11.2)	5.8
Less treasury stock, at cost, 104,157,169 and 103,934,839 common shares	(2,997.6)	(2,979.9)
Total Conagra Brands, Inc. common stockholders' equity	8,787.7	8,551.8
Noncontrolling interests	74.5	79.6
Total stockholders' equity	8,862.2	8,631.4
	$22,435.1	$22,195.6

The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries

Consolidated Statements of Common Stockholders' Equity

(in millions)

	Conagra Brands, Inc. Stockholders' Equity
					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Interests	Equity
Balance at May 26, 2019	584.2	$2,921.2	$2,286.0	$5,047.9	$(110.3)	$(2,760.2)	$79.1	$7,463.7
Stock option and incentive plans			37.2	(2.9)		30.3		64.6
Currency translation adjustments					(34.8)		(6.5)	(41.3)
Derivative adjustments					(7.7)			(7.7)
Activities of noncontrolling interests							2.0	2.0
Pension and postretirement healthcare benefits					43.2			43.2
Dividends declared on common stock; $0.85 per share				(413.9)				(413.9)
Net income attributable to Conagra Brands, Inc.				840.1				840.1
Balance at May 31, 2020	584.2	2,921.2	2,323.2	5,471.2	(109.6)	(2,729.9)	74.6	7,950.7
Stock option and incentive plans			18.9	(3.1)		48.1	0.2	64.1
Adoption of ASU 2016-13				(1.1)				(1.1)
Currency translation adjustments					48.6		3.2	51.8
Repurchase of common shares						(298.1)		(298.1)
Derivative adjustments					(2.0)			(2.0)
Activities of noncontrolling interests							1.6	1.6
Pension and postretirement healthcare benefits					68.8			68.8
Dividends declared on common stock; $1.0375 per share				(503.2)				(503.2)
Net income attributable to Conagra Brands, Inc.				1,298.8				1,298.8
Balance at May 30, 2021	584.2	2,921.2	2,342.1	6,262.6	5.8	(2,979.9)	79.6	8,631.4
Stock option and incentive plans			(17.5)	(0.3)		32.3	0.4	14.9
Currency translation adjustments					(18.0)		(5.5)	(23.5)
Repurchase of common shares						(50.0)		(50.0)
Derivative adjustments					5.5			5.5
Pension and postretirement healthcare benefits					(4.5)			(4.5)
Dividends declared on common stock; $1.25 per share				(599.8)				(599.8)
Net income attributable to Conagra Brands, Inc.				888.2				888.2
Balance at May 29, 2022	584.2	$2,921.2	$2,324.6	$6,550.7	$(11.2)	$(2,997.6)	$74.5	$8,862.2

The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

	For the Fiscal Years Ended May
	2022	2021	2020
Cash flows from operating activities:
Net income	$888.2	$1,300.9	$841.8
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	375.4	387.7	388.9
Asset impairment charges	284.8	95.5	259.9
Loss (gain) on divestitures	—	(65.5)	2.2
Loss on extinguishment of debt	—	68.7	1.0
Equity method investment earnings in excess of distributions	(66.3)	(27.9)	(21.8)
Stock-settled share-based payments expense	26.1	63.9	59.2
Contributions to pension plans	(11.5)	(27.6)	(17.5)
Pension expense (benefit)	(54.4)	(38.3)	5.9
Other items	(46.6)	9.1	10.3
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Receivables	(69.5)	66.1	(43.8)
Inventories	(232.8)	(364.3)	163.5
Deferred income taxes and income taxes payable, net	(8.7)	(92.5)	23.1
Prepaid expenses and other current assets	(10.1)	(8.5)	(13.6)
Accounts payable	223.6	141.4	234.4
Accrued payroll	(23.5)	(14.3)	15.9
Other accrued liabilities	(71.9)	(60.2)	(66.8)
Deferred employer payroll taxes	(25.5)	33.9	—
Net cash flows from operating activities	1,177.3	1,468.1	1,842.6
Cash flows from investing activities:
Additions to property, plant and equipment	(464.4)	(506.4)	(369.5)
Sale of property, plant and equipment	20.2	2.5	14.0
Proceeds from divestitures, net of cash divested	0.1	160.9	194.6
Purchase of marketable securities	(4.5)	(11.8)	(46.8)
Sales of marketable securities	10.4	14.5	53.8
Other items	3.3	—	0.1
Net cash flows from investing activities	(434.9)	(340.3)	(153.8)
Cash flows from financing activities:
Issuances of commercial paper, maturities greater than 90 days	392.6	298.6	—
Repayments of commercial paper, maturities greater than 90 days	(392.6)	(298.6)	—
Net issuances (repayments) of other short-term borrowings	(523.1)	706.3	0.1
Issuance of long-term debt	499.1	988.2	—
Repayment of long-term debt	(48.5)	(2,514.5)	(947.5)
Debt issuance costs	(2.5)	(6.2)	—
Payment of intangible asset financing arrangement	(12.6)	(12.9)	(13.6)
Repurchase of Conagra Brands, Inc. common shares	(50.0)	(298.1)	—
Cash dividends paid	(581.8)	(474.6)	(413.6)
Exercise of stock options and issuance of other stock awards, including tax withholdings	(11.3)	(0.1)	4.8
Other items	(7.3)	2.3	(0.6)
Net cash flows from financing activities	(738.0)	(1,609.6)	(1,370.4)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1.3)	7.7	(1.7)
Net change in cash and cash equivalents and restricted cash	3.1	(474.1)	316.7
Cash and cash equivalents and restricted cash at beginning of year	80.2	554.3	237.6
Cash and cash equivalents and restricted cash at end of year	$83.3	$80.2	$554.3

The accompanying Notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
(columnar dollars in millions except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year — The fiscal year of Conagra Brands, Inc. ("Conagra Brands", "Company", "we", "us", or "our") ends the last Sunday in May. The fiscal years for the consolidated financial statements presented consist of a 52-week period for fiscal 2022, a 52-week period for fiscal 2021, and a 53-week period for fiscal year 2020.

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

The following table details the balances of our allowance for doubtful accounts and changes therein:

		Additions
	Balance at	Charged		Deductions	Balance at
	Beginning	to Costs and		from	Close of
	of Period	Expenses	Other[1]	Reserves[2]	Period
Year ended May 29, 2022	$3.2	1.4	—	0.7	$3.9
Year ended May 30, 2021	$2.6	0.6	0.7	0.7	$3.2
Year ended May 31, 2020	$2.2	1.2	0.1	0.9	$2.6

1 Primarily relates to translation and the adoption of Accounting Standards Update ("ASU") 2016-13.

2 Bad debts charged off and adjustments to previous reserves, less recoveries.

Inventories — We use the lower of cost (determined using the first-in, first-out method) or net realizable value for valuing inventories.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
(columnar dollars in millions except per share amounts)

Property, Plant and Equipment — Property, plant and equipment are carried at cost. Depreciation has been calculated using the straight-line method over the estimated useful lives of the respective classes of assets as follows:

Years
Land improvements	1 - 40
Buildings	15 - 40
Machinery and equipment	3 - 20
Furniture, fixtures, office equipment and other	5 - 15

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

During fiscal 2022, 2021, and 2020 our capital expenditures totaled $464.4 million, $506.4 million, and $369.5 million, respectively. Accrued and unpaid capital expenditures as of May 29, 2022, May 30, 2021, May 31, 2020, and  May 26, 2019 totaled $108.8 million, $123.7 million, $112.9 million, and $64.4 million, respectively.

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

Under the goodwill quantitative impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. We estimate the fair value using level 3 inputs as defined by the fair value hierarchy. Refer to Note 18 for the definition of the levels in the fair value hierarchy. The inputs used to calculate the fair value include a number of subjective factors, such as estimates of future cash flows, estimates of our future cost structure, discount rates for our estimated cash flows, required level of working capital, assumed terminal value, and time horizon of cash flow forecasts.

In assessing indefinite-lived intangible assets not subject to amortization for impairment, we have the option to perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of such an intangible asset is less than its carrying amount. If we determine that it is not more likely than not that the fair value of such an intangible asset is less than its carrying amount, then we are not required to perform any additional tests for assessing intangible assets for impairment. However, if we conclude otherwise or elect not to perform the qualitative assessment, then we are required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
(columnar dollars in millions except per share amounts)

In fiscal 2022, 2021, and 2020 we elected to perform a quantitative impairment test for indefinite-lived intangible assets not subject to amortization. The estimates of fair value of intangible assets not subject to amortization are determined using a "relief from royalty" methodology, which is used in estimating the fair value of our brands/trademarks. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash flows generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates.

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

Refer to Note 7 for discussion of the impairment charges related to goodwill and intangible assets in fiscal 2022, 2021, and 2020.

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

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
(columnar dollars in millions except per share amounts)

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

Advertising Costs — Advertising costs are expensed as incurred. Advertising and promotion expenses totaled $244.6 million, $258.0 million, and $230.7 million in fiscal 2022, 2021, and 2020, respectively, and are included in selling, general and administrative ("SG&A") expenses.

Research and Development — We incurred expenses of $53.4 million, $51.3 million, and $56.4 million for research and development activities in fiscal 2022, 2021, and 2020, respectively.

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

The following table details the accumulated balances for each component of other comprehensive income (loss), net of tax:

	2022	2021	2020
Currency translation losses, net of reclassification adjustments	$(95.1)	$(77.1)	$(125.7)
Derivative adjustments, net of reclassification adjustments	29.8	24.3	26.3
Pension and postretirement benefit obligations, net of reclassification adjustments	54.1	58.6	(10.2)
Accumulated other comprehensive income (loss)	$(11.2)	$5.8	$(109.6)

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
(columnar dollars in millions except per share amounts)

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) into income:

				Affected Line Item in the Consolidated Statement of Earnings[1]
	2022	2021	2020
Net derivative adjustments:
Cash flow hedges	$(3.1)	$(3.2)	$(3.3)	Interest expense, net
Cash flow hedges	—	(0.5)	—	Selling, general and administrative expenses
Cash flow hedges	1.8	2.1	—	Equity method investment earnings
	(1.3)	(1.6)	(3.3)	Total before tax
	0.4	1.0	0.9	Income tax expense
	$(0.9)	$(0.6)	$(2.4)	Net of tax
Amortization of pension and postretirement benefit obligations:
Net prior service cost	$0.1	$0.2	$0.6	Pension and postretirement non-service income
Net actuarial gain	(3.6)	(3.5)	(4.6)	Pension and postretirement non-service income
Pension settlement	—	—	(2.1)	Pension and postretirement non-service income
Postretirement healthcare settlement	—	(0.5)	(0.2)	Pension and postretirement non-service income
Curtailment	—	0.2	0.8	Pension and postretirement non-service income
	(3.5)	(3.6)	(5.5)	Total before tax
	1.0	0.9	1.4	Income tax expense
	$(2.5)	$(2.7)	$(4.1)	Net of tax

1 Amounts in parentheses indicate income recognized in the Consolidated Statements of Earnings.

Foreign Currency Transaction Gains and Losses — We recognized net foreign currency transaction losses of $2.5 million in fiscal 2022, net foreign currency transaction gains of $8.2 million in fiscal 2021, and net foreign currency transaction losses of $1.7 million in fiscal 2020 in SG&A expenses.

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

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
(columnar dollars in millions except per share amounts)

2. RESTRUCTURING ACTIVITIES

Pinnacle Integration Restructuring Plan

In December 2018, our Board of Directors (the "Board") approved a restructuring and integration plan related to the ongoing integration of the operations of Pinnacle Foods, Inc. ("Pinnacle") (such plan the "Pinnacle Integration Restructuring Plan"), for the purpose of achieving significant cost synergies between the companies, as a result of which we expect to incur material charges for exit and disposal activities under U.S. GAAP. We expect to incur approximately $346.9 million ($284.3 million of cash charges and $62.6 million of non-cash charges) for actions identified to date under the Pinnacle Integration Restructuring Plan. The Board and/or our senior management have authorized incurrence of these charges. We recognized charges of $19.6 million, $31.7 million, and $73.8 million in connection with the Pinnacle Integration Restructuring Plan in fiscal 2022, 2021, and 2020, respectively. We expect to incur costs related to the Pinnacle Integration Restructuring Plan over a multi-year period.

We anticipate that we will recognize the following pre-tax expenses in association with the Pinnacle Integration Restructuring Plan (amounts include charges recognized from plan inception through the end of fiscal 2022):

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$5.4	$4.6	$—	$—	$10.0
Other cost of goods sold	3.7	5.7	0.7	—	10.1
Total cost of goods sold	9.1	10.3	0.7	—	20.1
Severance and related costs	1.4	4.3	1.5	112.2	119.4
Asset impairment (net of gains on disposal)	27.8	(1.7)	—	2.5	28.6
Accelerated depreciation	—	—	—	7.4	7.4
Contract/lease termination	6.5	3.7	0.8	15.1	26.1
Consulting/professional fees	1.0	—	0.8	111.7	113.5
Other selling, general and administrative expenses	5.8	4.8	0.3	20.9	31.8
Total selling, general and administrative expenses	42.5	11.1	3.4	269.8	326.8
Consolidated total	$51.6	$21.4	$4.1	$269.8	$346.9

During fiscal 2022, we recognized the following pre-tax expenses for the Pinnacle Integration Restructuring Plan:

	Grocery & Snacks	Refrigerated & Frozen	Corporate	Total
Other cost of goods sold	$—	$1.7	$—	$1.7
Total cost of goods sold	—	1.7	—	1.7
Severance and related costs	—	1.0	(0.2)	0.8
Asset impairment (net of gains on disposal)	—	(5.7)	(0.1)	(5.8)
Contract/lease termination	—	0.2	(0.8)	(0.6)
Consulting/professional fees	0.2	—	19.1	19.3
Other selling, general and administrative expenses	0.1	1.6	2.5	4.2
Total selling, general and administrative expenses	0.3	(2.9)	20.5	17.9
Consolidated total	$0.3	$(1.2)	$20.5	$19.6

Included in the above results are $24.0 million of charges that have resulted or will result in cash outflows and a non-cash net benefit of $4.4 million.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
(columnar dollars in millions except per share amounts)

We recognized the following cumulative (plan inception to May 29, 2022) pre-tax expenses for the Pinnacle Integration Restructuring Plan in our Consolidated Statements of Earnings:

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$0.6	$4.6	$—	$—	$5.2
Other cost of goods sold	2.3	4.6	0.7	—	7.6
Total cost of goods sold	2.9	9.2	0.7	—	12.8
Severance and related costs	—	4.4	1.5	112.2	118.1
Asset impairment (net of gains on disposal)	0.3	(1.7)	—	2.5	1.1
Accelerated depreciation	—	—	—	7.4	7.4
Contract/lease termination	1.8	0.2	0.8	15.1	17.9
Consulting/professional fees	0.9	—	0.8	108.6	110.3
Other selling, general and administrative expenses	2.9	2.7	0.3	19.8	25.7
Total selling, general and administrative expenses	5.9	5.6	3.4	265.6	280.5
Consolidated total	$8.8	$14.8	$4.1	$265.6	$293.3

Included in the above results are $264.9 million of charges that have resulted or will result in cash outflows and $28.4 million in non-cash charges.

Liabilities recorded for the Pinnacle Integration Restructuring Plan and changes therein for fiscal 2022 were as follows:

		Costs
	Balance at	Incurred	Costs Paid		Balance at
	May 30,	and Charged	or Otherwise	Changes in	May 29,
	2021	to Expense	Settled	Estimates	2022
Severance and related costs	$5.1	$0.3	$(5.6)	$0.5	$0.3
Contract/lease termination	—	—	0.6	(0.6)	—
Consulting/professional fees	3.9	19.3	(18.6)	—	4.6
Other costs	—	4.5	(4.5)	—	—
Total	$9.0	$24.1	$(28.1)	$(0.1)	$4.9

Conagra Restructuring Plan

In fiscal 2019, senior management initiated a restructuring plan for costs incurred in connection with actions taken to improve SG&A expense effectiveness and efficiencies and to optimize our supply chain network (the "Conagra Restructuring Plan"). Although we remain unable to make good faith estimates relating to the entire Conagra Restructuring Plan, we are reporting on actions initiated through the end of fiscal 2022, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of May 29, 2022, we had approved the incurrence of $180.6 million ($53.8 million of cash charges and $126.8 million of non-cash charges) for several projects associated with the Conagra Restructuring Plan. We have incurred or expect to incur $148.4 million of charges ($46.4 million of cash charges and $102.0 million of non-cash charges) for actions identified to date under the Conagra Restructuring Plan. We recognized charges of $29.4 million, $46.2 million, and $64.4 million in connection with the Conagra Restructuring Plan in fiscal 2022, 2021, and 2020, respectively. We expect to incur costs related to the Conagra Restructuring Plan over a multi-year period.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
(columnar dollars in millions except per share amounts)

We anticipate that we will recognize the following pre-tax expenses in association with the Conagra Restructuring Plan (amounts include charges recognized from plan inception through the end of fiscal 2022):

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Corporate	Total
Accelerated depreciation	$33.2	$39.6	$—	$—	$—	$72.8
Other cost of goods sold	8.7	2.3	—	—	—	11.0
Total cost of goods sold	41.9	41.9	—	—	—	83.8
Severance and related costs	11.6	1.2	1.3	0.3	4.7	19.1
Asset impairment (net of gains on disposal)	21.9	0.8	0.1	—	—	22.8
Contract/lease termination	0.4	—	—	—	0.1	0.5
Consulting/professional fees	—	—	—	—	5.6	5.6
Other selling, general and administrative expenses	12.8	2.6	—	—	0.6	16.0
Total selling, general and administrative expenses	46.7	4.6	1.4	0.3	11.0	64.0
Total	$88.6	$46.5	$1.4	$0.3	$11.0	$147.8
Pension and postretirement non-service income						0.6
Consolidated total						$148.4

During fiscal 2022, we recognized the following pre-tax expenses for the Conagra Restructuring Plan:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Corporate	Total
Accelerated depreciation	$1.2	$12.9	$—	$—	$—	$14.1
Other cost of goods sold	3.9	2.1	—	—	—	6.0
Total cost of goods sold	5.1	15.0	—	—	—	20.1
Severance and related costs	1.2	(0.6)	0.2	0.3	2.3	3.4
Asset impairment (net of gains on disposal)	(5.2)	0.5	—	—	—	(4.7)
Contract/lease termination	0.4	—	—	—	—	0.4
Consulting/professional fees	—	—	—	—	1.7	1.7
Other selling, general and administrative expenses	7.6	0.8	—	—	0.1	8.5
Total selling, general and administrative expenses	4.0	0.7	0.2	0.3	4.1	9.3
Total	$9.1	$15.7	$0.2	$0.3	$4.1	$29.4

Included in the above results are $16.0 million of charges that have resulted or will result in cash outflows and $13.4 million in non-cash charges.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
(columnar dollars in millions except per share amounts)

We recognized the following cumulative (plan inception to May 29, 2022) pre-tax expenses for the Conagra Restructuring Plan in our Consolidated Statements of Earnings:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Corporate	Total
Accelerated depreciation	$33.2	$39.6	$—	$—	$—	$72.8
Other cost of goods sold	8.7	2.3	—	—	—	11.0
Total cost of goods sold	41.9	41.9	—	—	—	83.8
Severance and related costs	11.6	1.2	1.3	0.3	4.4	18.8
Asset impairment (net of gains on disposal)	21.9	0.8	0.1	—	—	22.8
Contract/lease termination	0.4	—	—	—	0.1	0.5
Consulting/professional fees	—	—	—	—	1.7	1.7
Other selling, general and administrative expenses	12.6	1.1	—	—	0.3	14.0
Total selling, general and administrative expenses	46.5	3.1	1.4	0.3	6.5	57.8
Total	$88.4	$45.0	$1.4	$0.3	$6.5	$141.6
Pension and postretirement non-service income						0.6
Consolidated total						$142.2

Included in the above results are $40.1 million of charges that have resulted or will result in cash outflows and $102.1 million in non-cash charges.

Liabilities recorded for the Conagra Restructuring Plan and changes therein for fiscal 2022 were as follows:

		Costs
	Balance at	Incurred	Costs Paid		Balance at
	May 30,	and Charged	or Otherwise	Changes in	May 29,
	2021	to Expense	Settled	Estimates	2022
Severance and related costs	$9.7	$5.0	$(9.9)	$(1.6)	$3.2
Contract/lease termination	—	0.4	(0.4)	—	—
Consulting/professional fees	—	1.7	—	—	1.7
Other costs	—	10.5	(10.3)	—	0.2
Total	$9.7	$17.6	$(20.6)	$(1.6)	$5.1

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
(columnar dollars in millions except per share amounts)

3. LONG-TERM DEBT

	May 29, 2022	May 30, 2021
5.4% senior debt due November 2048	$1,000.0	$1,000.0
4.65% senior debt due January 2043	176.7	176.7
6.625% senior debt due August 2039	91.4	91.4
5.3% senior debt due November 2038	1,000.0	1,000.0
8.25% senior debt due September 2030	300.0	300.0
4.85% senior debt due November 2028	1,300.0	1,300.0
7.0% senior debt due October 2028	382.2	382.2
1.375% senior debt due November 2027	1,000.0	1,000.0
6.7% senior debt due August 2027	9.2	9.2
7.125% senior debt due October 2026	262.5	262.5
4.6% senior debt due November 2025	1,000.0	1,000.0
4.3% senior debt due May 2024	1,000.0	1,000.0
0.5% senior debt due August 2023	500.0	—
3.2% senior debt due January 2023	437.0	437.0
3.25% senior debt due September 2022	250.0	250.0
0.45% to 9.59% lease financing obligations due on various dates through 2036	131.3	139.1
Other indebtedness	0.1	0.1
Total face value of debt	8,840.4	8,348.2
Unamortized fair value adjustment	19.2	19.9
Unamortized discounts	(23.4)	(25.8)
Unamortized debt issuance costs	(40.7)	(44.0)
Less current installments	(707.3)	(23.1)
Total long-term debt	$8,088.2	$8,275.2

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years following May 29, 2022, are as follows:

2023	$707.6
2024	1,517.5
2025	14.7
2026	1,021.2
2027	268.1

   In the first quarter of fiscal 2022, we issued $500.0 million aggregate principal amount of 0.500% senior notes due August 11, 2023.

In the fourth quarter of fiscal 2021, we repaid the remaining outstanding $195.9 million aggregate principal amount of our 9.75% subordinated notes on the maturity date of March 1, 2021.

In the third quarter of fiscal 2021, we redeemed $400.0 million aggregate principal amount of our 3.20% senior notes due January 25, 2023, prior to maturity, resulting in a loss of $24.4 million within SG&A expenses as a cost of early extinguishment of debt.

In the second quarter of fiscal 2021, we issued $1.0 billion aggregate principal amount of 1.375% senior notes due November 1, 2027 (the "2027 Senior Notes"). We also redeemed the entire outstanding $1.20 billion aggregate principal amount of our 3.80% senior notes prior to their maturity date of October 22, 2021, resulting in a net loss of $44.3 million within SG&A expenses as a cost of early extinguishment of debt. This redemption was primarily funded using the net proceeds from the issuance of the 2027 Senior Notes.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
(columnar dollars in millions except per share amounts)

In the second quarter of fiscal 2021, we also repaid the entire outstanding $500.0 million aggregate principal amount of our floating rate notes on the maturity date of October 9, 2020.

In the first quarter of fiscal 2021, we repaid the remaining outstanding $126.6 million aggregate principal amount of our 4.95% senior notes on their maturity date of August 15, 2020.

In fiscal 2020, we redeemed the entire outstanding $525.0 million aggregate principal amount of our floating rate notes due October 22, 2020 in two separate redemptions totaling $250.0 million and $275.0 million in the third and fourth quarters of fiscal 2020, respectively.

Net interest expense consists of:

	2022	2021	2020
Long-term debt	$393.1	$430.0	$495.9
Short-term debt	2.3	2.5	0.9
Interest income	(2.1)	(1.9)	(3.1)
Interest capitalized	(13.4)	(10.2)	(6.6)
	$379.9	$420.4	$487.1

In the first quarter of fiscal 2019, we entered into deal-contingent forward starting interest rate swap contracts to hedge a portion of the interest rate risk related to our anticipated issuance of long-term debt to help finance the Pinnacle acquisition. During the second quarter of fiscal 2019, we terminated the interest rate swap contracts and received proceeds of $47.5 million. This gain was deferred in accumulated other comprehensive income and is being amortized as a reduction of interest expense over the lives of the related debt instruments. Our net interest expense was reduced by $3.3 million, $3.3 million, and $3.5 million in fiscal 2022, 2021, and 2020, respectively, due to the impact of these interest rate swap contracts.

Interest paid from continuing operations was $393.9 million, $445.6 million, and $494.6 million in fiscal 2022, 2021, and 2020, respectively.

4. CREDIT FACILITIES AND BORROWINGS

At May 29, 2022, we had a revolving credit facility (the "Revolving Credit Facility") with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $1.6 billion (subject to increase to a maximum aggregate principal amount of $2.1 billion with the consent of the lenders). The Revolving Credit Facility matures on July 11, 2024 and is unsecured. The term of the Revolving Credit Facility may be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. As of May 29, 2022, there were no outstanding borrowings under the Revolving Credit Facility.

The Revolving Credit Facility contains events of default customary for unsecured investment grade credit facilities with corresponding grace periods. In the first quarter of fiscal 2022, we entered into an amendment to the Revolving Credit Facility (the "Amended Revolving Credit Facility"). The Amended Revolving Credit Facility generally requires our ratio of earnings before interest, taxes, depreciation, and amortization ("EBITDA") to interest expense not to be less than 3.0 to 1.0 and our ratio of funded debt to EBITDA not to exceed 4.5 to 1.0, with each ratio to be calculated on a rolling four-quarter basis. As of  May 29, 2022, we were in compliance with all financial covenants under the Amended Revolving Credit Facility.

We finance our short-term liquidity needs with existing cash balances, cash flows from operations, and commercial paper borrowings. As of May 29, 2022, we had $180.0 million outstanding under our commercial paper program at an average weighted interest rate of 1.41%. As of May 30, 2021, we had $705.7 million outstanding under our commercial paper program at an average weighted interest rate of 0.36%.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
(columnar dollars in millions except per share amounts)

5. DIVESTITURES AND ASSETS HELD FOR SALE

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

During the second quarter of fiscal 2021, we completed the sale of our H.K. Anderson® business for net proceeds of $8.7 million. The business results were previously reported in our Grocery & Snacks segment, and to a lesser extent within our Foodservice segment. We recognized a gain on the sale of $5.3 million, included within SG&A expenses.

During the third quarter of fiscal 2020, we completed the sale of our Lender's® bagel business for net proceeds of $33.3 million. The business results were previously reported primarily in our Refrigerated & Frozen segment, and to a lesser extent within our Foodservice segment. In connection with the sale of our Lender's® bagel business, we recognized an impairment charge of $27.6 million within SG&A expenses in the second quarter of fiscal 2020.

During the second quarter of fiscal 2020, we completed the sale of our Direct Store Delivery ("DSD") snacks business for net proceeds of $137.5 million. The business results were previously reported in our Grocery & Snacks segment. In connection with the sale of our DSD snacks business, we recognized an impairment charge of $31.4 million within SG&A expenses in the first quarter of fiscal 2020.

During the third quarter of fiscal 2020, we completed the sale of our peanut butter manufacturing facility in Streator, Illinois. The sale was part of a broader initiative to optimize the Company's peanut butter business, which also included the decision to exit the manufacture and sale of private label peanut butter. The business results were previously reported primarily in our Grocery & Snacks segment, and to a lesser extent within our Foodservice segment. We received net proceeds of $24.8 million. In connection with this divestiture, we recognized impairment charges of $23.0 million within SG&A expenses in the first half of fiscal 2020. These charges have been included in restructuring activities.

Other Assets Held for Sale

During the second quarter of fiscal 2022, we initiated a plan to sell businesses with operating results included within our Grocery & Snacks, Refrigerated & Frozen, and Foodservice segments. The assets and liabilities have been reclassified as assets and liabilities held for sale within our Consolidated Balance Sheets for all periods presented and are expected to be sold within twelve months of initiating our plan. In connection with this activity, we recognized impairment charges of $70.1 million within SG&A expenses in fiscal 2022.

In addition, we actively market certain other assets from time to time. These assets have been reclassified as assets held for sale within our Consolidated Balance Sheets for periods prior to the disposal of the individual asset groups.

The assets and liabilities classified as held for sale reflected in our Consolidated Balance Sheets were as follows:

	May 29, 2022	May 30, 2021
Current assets	$27.0	$24.3
Noncurrent assets (including goodwill of $34.6 million at May 30, 2021)	31.9	113.3
Current liabilities	1.7	1.6
Noncurrent liabilities	2.4	3.2

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
(columnar dollars in millions except per share amounts)

6. INVESTMENTS IN JOINT VENTURES

The total carrying value of our equity method investments at the end of fiscal 2022 and 2021 was $918.3 million and $841.8 million, respectively. These amounts are included in other assets and reflect our 44% ownership interest in Ardent Mills and a 50% ownership interest in one other joint venture. Due to differences in fiscal reporting periods, we recognized the equity method investment earnings on a lag of approximately one month.

In fiscal 2022, we had purchases from our equity method investees of $30.1 million. Total dividends received from equity method investments in fiscal 2022 were $79.0 million.

In fiscal 2021, we had purchases from our equity method investees of $28.7 million. Total dividends received from equity method investments in fiscal 2021 were $56.5 million.

In fiscal 2020, we had purchases from our equity method investees of $32.5 million. Total dividends received from equity method investments in fiscal 2020 were $51.4 million.

Summarized combined financial information for our equity method investments on a 100% basis is as follows:

	2022	2021	2020
Net sales:
Ardent Mills	$4,258.5	$3,407.6	$3,393.9
Other	253.2	238.8	225.0
Total net sales	$4,511.7	$3,646.4	$3,618.9
Gross margin:
Ardent Mills	$516.5	$360.6	$313.1
Other	54.8	47.3	49.4
Total gross margin	$571.3	$407.9	$362.5
Earnings after income taxes:
Ardent Mills	$306.2	$169.6	$144.5
Other	21.1	19.5	19.3
Total earnings after income taxes	$327.3	$189.1	$163.8

	May 29, 2022	May 30, 2021
Ardent Mills:
Current assets	$1,470.1	$1,101.5
Noncurrent assets	1,875.9	1,848.2
Current liabilities	720.5	524.1
Noncurrent liabilities	567.7	563.0
Other:
Current assets	$103.4	$95.0
Noncurrent assets	38.2	36.8
Current liabilities	35.1	39.9
Noncurrent liabilities	10.7	10.6

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
(columnar dollars in millions except per share amounts)

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The change in the carrying amount of goodwill for fiscal 2022 and 2021, excluding amounts classified as held for sale (see Note 5), was as follows:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Balance as of May 31, 2020	$4,692.4	$5,611.2	$290.5	$732.8	$11,326.9
Currency translation	—	—	12.0	—	12.0
Balance as of May 30, 2021	$4,692.4	$5,611.2	$302.5	$732.8	$11,338.9
Currency translation	—	—	(9.7)	—	(9.7)
Balance as of May 29, 2022	$4,692.4	$5,611.2	$292.8	$732.8	$11,329.2

Other identifiable intangible assets, excluding amounts classified as held for sale, were as follows:

	2022		2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets
Brands and trademarks	$3,061.6	$—	$3,273.1	$—
Amortizing intangible assets
Customer relationships and intellectual property	1,228.0	436.5	1,228.8	377.3
	$4,289.6	$436.5	$4,501.9	$377.3

In the fourth quarter of fiscal 2022, we performed our annual goodwill impairment assessment on all of our reporting units and found no indicators of impairment. We completed a qualitative assessment on all of our reporting units with the exception of our Sides, Components, Enhancers reporting unit which considered, among other things, an increase in our market capitalization from our previous testing date and continued sales growth which has had a positive impact on our financial results. While operating profits have been negatively impacted by recent input cost inflation in fiscal 2022, we believe that subsequent price increases and other productivity initiatives will eventually result in more normalized operating margins over time. However, we will continue to evaluate the impact of any significant changes in consumer purchasing behaviors, government restrictions, input cost inflation, or other macroeconomic conditions which could change certain assumptions that result in future impairments. For the Sides, Components, Enhancers reporting unit, based upon a quantitative impairment test, the excess fair value over the carrying value was approximately 20%, which remained relatively consistent with our prior year quantitative impairment test.

Fair value is typically estimated using a discounted cash flow analysis which requires us to estimate the future cash flows as well as to select a risk-adjusted discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, we consider historical results adjusted to reflect current and anticipated operating conditions. We estimate cash flows for a reporting unit over a discrete period (typically five years) and a terminal period (considering expected long-term growth rates and trends). We used a discount rate for our Sides, Components, Enhancers reporting unit of 6.50% and a terminal growth rate of 1%. Estimating the fair value of individual reporting units requires us to make assumptions and estimates in such areas as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. The use of different assumptions or estimates for future cash flows, discount rates, or terminal growth rates could produce substantially different estimates of the fair value of the reporting units.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
(columnar dollars in millions except per share amounts)

Amortizing intangible assets, carrying a remaining weighted-average life of approximately 18 years, are principally composed of customer relationships and acquired intellectual property. For fiscal 2022, 2021, and 2020, we recognized amortization expense of $59.3 million, $59.7 million, and $59.8 million, respectively. Based on amortizing assets recognized in our Consolidated Balance Sheet as of May 29, 2022, amortization expense for the next five years is estimated to be as follows:

2023	$56.9
2024	53.6
2025	53.5
2026	43.5
2027	43.3

For our non-amortizing intangible assets, which are comprised of brands and trademarks, we use a "relief from royalty" methodology in estimating fair value. During fiscal 2022, as a result of our annual impairment test for indefinite lived intangibles, we recognized impairment charges in SG&A expenses of $209.0 million, primarily within our Grocery & Snacks and Refrigerated & Frozen segments. Duncan Hines® and Gardein® were the most notable brands with impairments largely due to lower than expected profit margins which resulted in a reduction to our assumed royalty rates along with increases in our discount rate in response to the current economic environment, including an increase in interest rates.

During fiscal 2021, as a result of our annual impairment test for indefinite lived intangibles, we recognized impairment charges in SG&A expenses of $90.9 million, primarily within our Grocery & Snacks and Refrigerated & Frozen segments. Udi’s® was the most notable brand with impairment in fiscal 2021 largely due to lower than expected sales and profit margins which resulted in a reduction to our assumed royalty rate.

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

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	2022	2021	2020
Net income attributable to Conagra Brands, Inc. common stockholders:	$888.2	$1,298.8	$840.1
Weighted average shares outstanding:
Basic weighted average shares outstanding	480.3	485.8	487.3
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	1.9	2.0	1.3
Diluted weighted average shares outstanding	482.2	487.8	488.6

For fiscal 2022, 2021, and 2020, there were 0.8 million, 0.4 million, and 1.9 million stock options outstanding, respectively, that were excluded from the computation of diluted weighted average shares because the effect was antidilutive.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
(columnar dollars in millions except per share amounts)

9. INVENTORIES

The major classes of inventories were as follows:

	May 29, 2022	May 30, 2021
Raw materials and packaging	$383.2	$284.1
Work in process	164.8	125.1
Finished goods	1,305.9	1,221.8
Supplies and other	85.8	78.7
Total	$1,939.7	$1,709.7

10. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consisted of:

	May 29, 2022	May 30, 2021
Postretirement health care and pension obligations (see Note 17)	$161.2	$197.3
Noncurrent income tax liabilities	1,344.5	1,271.4
Noncurrent lease liabilities (see Note 14)	197.0	185.1
Self-insurance liabilities	31.3	30.5
Asset retirement obligations	43.0	42.4
Environmental liabilities (see Note 15)	43.6	59.0
Legal settlement costs (see Note 15)	40.5	52.0
Other	102.4	141.9
	$1,963.5	$1,979.6

11. CAPITAL STOCK

The total number of shares we are authorized to issue is 1,218,050,000 shares, which shares may be issued as follows: 1,200,000,000 shares of common stock, par value $5.00 per share; 150,000 shares of Class B Preferred Stock, par value $50.00 per share; 250,000 shares of Class C Preferred Stock, par value $100.00 per share; 1,100,000 shares of Class D Preferred Stock, no par value per share; and 16,550,000 shares of Class E Preferred Stock, no par value per share. There were no preferred shares issued or outstanding as of May 29, 2022.

We have repurchased our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board. We repurchased 1.5 million shares of our common stock for approximately $50.0 million in fiscal 2022 and 8.8 million shares of our common stock for approximately $298.1 million in fiscal 2021.

12. SHARE-BASED PAYMENTS

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

On September 19, 2014, our stockholders approved the Conagra Brands, Inc. 2014 Stock Plan (as amended effective December 11, 2017, the "Plan"). The Plan authorizes the issuance of up to 40.3 million shares of Conagra Brands common stock. In addition to the shares under the 2014 Stock Plan, certain shares of Conagra Brands common stock subject to outstanding awards under predecessor stock plans that expire, lapse, are cancelled, terminated, forfeited, otherwise become unexercisable, or are settled for cash are available for issuance. At May 29, 2022, approximately 38.5 million shares were reserved for granting new share-based awards.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
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

We recognize compensation expense for share unit awards on a straight-line basis over the requisite service period, accounting for forfeitures as they occur. The compensation expense for our stock-settled share unit awards totaled $25.8 million, $28.1 million, and $24.5 million for fiscal 2022, 2021, and 2020, respectively. The tax benefit related to the stock-settled share unit award compensation expense for fiscal 2022, 2021, and 2020 was $5.3 million, $6.1 million, and $5.3 million, respectively.

The following table summarizes the nonvested share units as of May 29, 2022 and changes during the fiscal year then ended:

	Stock-Settled
Share Units	Share Units (in Millions)	Weighted Average Grant-Date Fair Value
Nonvested share units at May 30, 2021	2.49	$33.00
Granted	1.09	$34.26
Vested/Issued	(0.77)	$34.86
Forfeited	(0.31)	$33.28
Nonvested share units at May 29, 2022	2.50	$32.94

During fiscal 2022, 2021, and 2020, we granted 1.1 million, 0.9 million, and 1.3 million stock-settled share units, respectively, with a weighted average grant date fair value of $34.26, $36.72, and $28.32 per share unit, respectively. No cash-settled share unit awards were granted in fiscal 2022, 2021, or 2020.

The total intrinsic value of stock-settled share units vested was $26.9 million, $24.6 million, and $14.2 million during fiscal 2022, 2021, and 2020, respectively. The total intrinsic value of cash-settled share units vested was $4.3 million and $24.3 million during fiscal 2021 and 2020, respectively.

At May 29, 2022, we had $26.5 million of total unrecognized compensation expense that will be recognized over a weighted average period of 1.8 years related to stock-settled share unit awards.

Performance Share Awards

In accordance with stockholder-approved equity incentive plans, we grant performance shares to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goals for the three-year performance periods ending in fiscal 2022 (the "2022 performance period") and fiscal 2024 ("2024 performance period") are based on our diluted earnings per share ("EPS") compound annual growth rate ("CAGR"), subject to certain adjustments, measured over the defined performance periods. The performance goal for one-third of the target number of performance shares for the three-year performance period ending in fiscal 2023 (the "2023 performance period") is based on our fiscal 2021 diluted EPS CAGR, subject to certain adjustments. The performance goal for the final two-thirds of the target number of performance shares granted for the 2023 performance period is based on our diluted EPS CAGR, subject to certain adjustments, measured over the two-year period ending in fiscal 2023. For each of the 2022 performance period, 2023 performance period, and 2024 performance period, the awards actually earned will range from zero to two hundred percent of the targeted number of performance shares for such performance period. Dividend equivalents are paid on the portion of performance shares actually earned at our regular dividend rate in additional shares of common stock.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
(columnar dollars in millions except per share amounts)

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

A summary of the activity for performance share awards as of May 29, 2022 and changes during the fiscal year then ended is presented below:

Performance Shares	Share Units (in Millions)	Weighted Average Grant-Date Fair Value
Nonvested performance shares at May 30, 2021	1.51	$33.25
Granted	0.53	$34.13
Adjustments for performance results attained and dividend equivalents	0.35	$35.96
Vested/Issued	(0.79)	$35.96
Forfeited	(0.16)	$32.84
Nonvested performance shares at May 29, 2022	1.44	$32.80

We recognized a benefit of $1.4 million for our performance share awards in fiscal 2022 and expense of $34.9 million and $31.8 million for fiscal 2021 and 2020, respectively. The tax expense related to the compensation benefit for fiscal 2022 was $0.7 million. The tax benefit related to the compensation expense for fiscal 2021 and 2020 was $3.6 million and $2.9 million, respectively.

The total intrinsic value of performance shares vested (including shares paid in lieu of dividends) during fiscal 2022, 2021, and 2020 was $27.0 million, $33.9 million, and $8.4 million, respectively.

Based on estimates at May 29, 2022, we had $10.8 million of total unrecognized compensation expense related to performance shares that will be recognized over a weighted average period of 1.7 years.

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

We recognize compensation expense using the straight-line method over the requisite service period, accounting for forfeitures as they occur. The compensation expense for our PBRSU awards totaled $1.7 million, $2.4 million, and $2.7 million for fiscal 2022, 2021, and 2020 respectively. The tax expense (benefit) related to our PBRSU awards for fiscal 2022, 2021, and 2020 was $0.4 million, $(0.2) million, and $(0.2) million, respectively. As of May 27, 2022, the end of the PBRSU performance period, the awards did not achieve the absolute TSR goals and resulted in a 0% payout.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
(columnar dollars in millions except per share amounts)

Stock Option Awards

In accordance with stockholder-approved equity incentive plans, we granted stock options to employees and directors for the purchase of common stock at prices equal to its fair value at the date of grant. Stock options become exercisable under various vesting schedules (typically three years) and generally expire seven to ten years after the date of grant. No stock options were granted in fiscal 2022, 2021, or 2020.

A summary of the option activity as of May 29, 2022 and changes during the fiscal year then ended is presented below:

Options	Number of Options (in Millions)	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at May 30, 2021	3.0	$30.70
Exercised	(0.3)	$28.34		$2.0
Outstanding at May 29, 2022	2.7	$30.87	3.27	$8.6
Exercisable at May 29, 2022	2.7	$30.87	3.27	$8.6

We recognize compensation expense using the straight-line method over the requisite service period, accounting for forfeitures as they occur. The total intrinsic value of stock options exercised was $2.0 million, $7.0 million, and $3.8 million for fiscal 2022, 2021, and 2020, respectively. The closing market price of our common stock on the last trading day of fiscal 2022 was $33.15 per share.

Compensation expense for stock option awards totaled $0.2 million for fiscal 2020. The tax benefit related to the stock option expense for fiscal 2020 was $0.1 million.

At May 29, 2022, we had no unrecognized compensation expense related to stock options.

Cash received from stock option exercises for fiscal 2022, 2021, and 2020 was $7.8 million, $20.5 million, and $11.0 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.5 million, $1.7 million, and $1.4 million for fiscal 2022, 2021, and 2020, respectively.

13. PRE-TAX INCOME AND INCOME TAXES

Pre-tax income from continuing operations (including equity method investment earnings) consisted of the following:

	2022	2021	2020
United States	$1,106.0	$1,426.5	$978.3
Foreign	72.7	68.2	64.8
	$1,178.7	$1,494.7	$1,043.1

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
(columnar dollars in millions except per share amounts)

The provision for income taxes included the following:

	2022	2021	2020
Current
Federal	$186.6	$232.6	$188.2
State	48.2	31.8	25.5
Foreign	18.4	15.3	9.5
	253.2	279.7	223.2
Deferred
Federal	34.7	(63.5)	37.6
State	3.9	(26.1)	(62.3)
Foreign	(1.3)	3.7	2.8
	37.3	(85.9)	(21.9)
	$290.5	$193.8	$201.3

Income taxes computed by applying the U.S. Federal statutory rates to income from continuing operations before income taxes are reconciled to the provision for income taxes set forth in the Consolidated Statements of Earnings as follows:

	2022	2021	2020
Computed U.S. Federal income taxes	$247.5	$313.9	$219.0
State income taxes, net of U.S. Federal tax impact	37.2	37.4	29.6
Goodwill and intangible impairments	6.1	13.6	11.2
Remeasurement of deferred taxes due to legal entity reorganization	—	35.8	(40.9)
Tax elections under review by the IRS on capital loss utilization	25.0	—	—
Change of valuation allowance on capital loss carryforward	—	(188.5)	—
Other	(25.3)	(18.4)	(17.6)
	$290.5	$193.8	$201.3

Income taxes paid, net of refunds, were $299.1 million, $286.3 million, and $178.0 million in fiscal 2022, 2021, and 2020, respectively.

The tax effect of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	May 29, 2022		May 30, 2021
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$327.2	$—	$281.7
Inventory	30.5	—	19.5	—
Goodwill, trademarks and other intangible assets	405.8	1,066.6	—	1,118.4
Right-of-use assets	—	47.9	—	45.5
Accrued expenses	12.7	—	12.0	—
Compensation related liabilities	29.3	—	36.5	—
Pension and other postretirement benefits	—	25.1	—	9.8
Investment in unconsolidated subsidiaries	—	9.4	—	2.6
Lease liabilities	56.1	—	54.4	—
Other liabilities that will give rise to future tax deductions	73.2	—	96.2	—
Net capital and operating loss carryforwards	46.4	—	53.8	—
Federal credits	12.0	—	16.1	—
Other	32.0	38.6	33.9	33.1
	698.0	1,514.8	322.4	1,491.1
Less: Valuation allowance	(455.5)	—	(67.5)	—
Net deferred taxes	$242.5	$1,514.8	$254.9	$1,491.1

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
(columnar dollars in millions except per share amounts)

The liability for gross unrecognized tax benefits at May 29, 2022 was $62.9 million, excluding a related liability of $6.7 million for gross interest and penalties. Included in the balance at May 29, 2022 are $0.2 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Any associated interest and penalties imposed would affect the tax rate. As of May 30, 2021, our gross liability for unrecognized tax benefits was $33.0 million, excluding a related liability of $8.8 million for gross interest and penalties. Interest and penalties recognized in the Consolidated Statements of Earnings was a benefit of $2.1 million in fiscal 2022, an expense of $1.4 million in fiscal 2021, and a benefit of $4.3 million in fiscal 2020.

The net amount of unrecognized tax benefits at  May 29, 2022 and May 30, 2021 that, if recognized, would favorably impact our effective tax rate was $58.0 million and $28.2 million, respectively.

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

We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $3.0 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.

The change in the unrecognized tax benefits for the year ended May 29, 2022 was as follows:

Beginning balance on May 30, 2021	$33.0
Increases from positions established during prior periods	13.2
Decreases from positions established during prior periods	(3.2)
Increases from positions established during the current period	31.7
Reductions resulting from lapse of applicable statute of limitation	(3.1)
Decrease from audit settlements	(8.5)
Other adjustments to liability	(0.2)
Ending balance on May 29, 2022	$62.9

We have approximately $14.3 million of foreign net operating loss carryforwards ($11.0 million will expire between fiscal 2027 and 2042 and $3.3 million have no expiration dates) and $87.9 million of federal net operating loss carryforwards which expire between fiscal 2025 and 2027. Included in net deferred tax liabilities are $28.4 million of tax effected state net operating loss carryforwards which expire in various years ranging from fiscal 2023 to 2042 and $1.7 million of tax effected state capital loss balances that expire in fiscal year 2034. Foreign tax credits of $10.3 million will expire between fiscal 2025 and 2032. State tax credits of approximately $5.2 million will expire in various years ranging from fiscal 2023 to 2030.

In fiscal 2022, we reflected additional tax expense of $25.0 million related to tax elections made in conjunction with filing our fiscal 2021 federal tax return.  These elections are still under review with the Internal Revenue Service. These elections may result in increases to the tax basis in those assets and if successful would result in tax benefits being realized in future periods.

We have recognized a valuation allowance for the portion of the net operating loss carryforwards, capital loss carryforwards, tax credit carryforwards, and other deferred tax assets we believe are not more likely than not to be realized. The net change in the valuation allowance for fiscal 2022 was an increase of $388.0 million. For fiscal 2021 and 2020, changes in the valuation allowance were a decrease of $653.9 million and $9.8 million, respectively. The current year change principally relates to valuation allowances on increases to tax basis from tax elections made on our fiscal 2021 federal tax return that are still under review with the Internal Revenue Service.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
(columnar dollars in millions except per share amounts)

During fiscal 2022, it was determined that the current earnings of certain foreign subsidiaries were not indefinitely reinvested or that we could not remit to the U.S. parent in a tax-neutral transaction. Accordingly, we recorded a deferred tax liability of $1.5 million on approximately $30.0 million of earnings at May 29, 2022. The deferred tax liability relates to local withholding taxes that will be owed when this cash is distributed. The undistributed historic earnings in our foreign subsidiaries through May 30, 2021 are considered to be indefinitely reinvested or can be remitted in a tax-neutral transaction. Accordingly, we have not recorded a deferred tax liability related to these undistributed historic earnings.

14. LEASES

We have operating and finance leases of certain warehouses, plants, land, office space, production and distribution equipment, automobiles, and office equipment. We determine whether an agreement is or contains a lease at lease inception. Right-of-use ("ROU") assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

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

Leases reported in our Consolidated Balance Sheets were as follows:

	Operating Leases
	Balance Sheet Location	May 29, 2022	May 30, 2021
ROU assets, net	Other assets	$207.6	$183.8
Lease liabilities (current)	Other accrued liabilities	43.6	35.0
Lease liabilities (noncurrent)	Other noncurrent liabilities	197.0	185.1

	Finance Leases
	Balance Sheet Location	May 29, 2022	May 30, 2021
ROU assets, at cost	Property, plant and equipment	$208.0	$217.6
Less accumulated depreciation	Less accumulated depreciation	(64.2)	(60.2)
ROU assets, net	Property, plant and equipment, net	143.8	157.4
Lease liabilities (current)	Current installments of long-term debt	20.6	23.1
Lease liabilities (noncurrent)	Senior long-term debt, excluding current installments	110.7	116.0

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
(columnar dollars in millions except per share amounts)

The components of total lease cost were as follows:

	2022	2021	2020
Operating lease cost	$52.9	$51.0	$63.7
Finance lease cost
Depreciation of leased assets	16.4	19.0	15.4
Interest on lease liabilities	6.5	8.2	9.1
Short-term lease cost	7.3	5.1	3.8
Total lease cost	$83.1	$83.3	$92.0

We recognized accelerated operating lease cost of $9.9 million and impairments of ROU assets of $2.9 million within SG&A expenses in fiscal 2020. These charges are included in the Pinnacle Integration Restructuring Plan.

The weighted-average remaining lease terms and weighted-average discount rate for our leases as of  May 29, 2022 and May 30, 2021 were as follows:

	Operating Leases		Finance Leases
	2022	2021	2022	2021
Weighted-average remaining lease term (in years)	6.9	8.1	7.3	7.7
Weighted-average discount rate	3.21%	3.51%	4.91%	4.95%

Cash flows arising from lease transactions were as follows:

	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$55.7	$56.0	$59.5
Operating cash outflows from finance leases	6.5	8.3	9.2
Financing cash outflows from finance leases	31.2	24.3	22.5
ROU assets obtained in exchange for new lease liabilities:
Operating leases	68.5	21.1	41.6
Finance leases	23.6	26.1	12.2

Maturities of lease liabilities by fiscal year as of May 29, 2022 were as follows:

	Operating Leases	Finance Leases	Total
2023	$54.6	$24.8	$79.4
2024	45.3	22.1	67.4
2025	33.2	18.7	51.9
2026	29.9	15.5	45.4
2027	24.5	17.7	42.2
Later years	94.9	58.3	153.2
Total lease payments	282.4	157.1	439.5
Less: Imputed interest	(41.8)	(25.8)	(67.6)
Total lease liabilities	$240.6	$131.3	$371.9

We have entered into contracts that are or contain a lease that have not yet commenced with aggregate payments totaling $270.6 million as of May 29, 2022. This amount primarily relates to a warehouse facility with a future minimum lease commitment of $254.3 million over a term of 20 years. We expect to take control of this leased asset in fiscal 2024.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
(columnar dollars in millions except per share amounts)

15. CONTINGENCIES

Litigation Matters

We are a party to certain litigation matters relating to our acquisition of Beatrice Company ("Beatrice") in fiscal 1991, including litigation proceedings related to businesses divested by Beatrice prior to our acquisition of the company. These proceedings have included suits against a number of lead paint and pigment manufacturers, including ConAgra Grocery Products Company, LLC, a wholly-owned subsidiary of the Company ("ConAgra Grocery Products") as alleged successor to W. P. Fuller & Co., a lead paint and pigment manufacturer owned and operated by a predecessor to Beatrice from 1962 until 1967. These lawsuits generally seek damages for personal injury, property damage, economic loss, and governmental expenditures allegedly caused by the use of lead-based paint, and/or injunctive relief for inspection and abatement. When such lawsuits have been brought, ConAgra Grocery Products has denied liability, both on the merits of the claims and on the basis that we do not believe it to be the successor to any liability attributable to W. P. Fuller & Co. Decisions favorable to us were rendered in Rhode Island, New Jersey, Wisconsin, and Ohio. ConAgra Grocery Products was held liable for the abatement of a public nuisance in California, and the case was dismissed pursuant to settlement in July 2019 as discussed in the following paragraph. We remain a defendant in one active suit in Illinois. The Illinois suit seeks class-wide relief for reimbursement of costs associated with the testing of lead levels in blood. We do not believe it is probable that we have incurred any liability with respect to the Illinois case, nor is it possible to estimate any potential exposure.

In California, a number of cities and counties joined in a consolidated action seeking abatement of an alleged public nuisance in the form of lead-based paint potentially present on the interior of residences, regardless of its condition. On September 23, 2013, a trial of the California case concluded in the Superior Court of California for the County of Santa Clara, and on January 27, 2014, the court entered a judgment (the "Judgment") against ConAgra Grocery Products and two other defendants ordering the creation of a California abatement fund in the amount of $1.15 billion. Liability was joint and several. The Company appealed the Judgment, and on November 14, 2017 the California Court of Appeal for the Sixth Appellate District reversed in part, holding that the defendants were not liable to pay for abatement of homes built after 1950, but affirmed the Judgment as to homes built before 1951. The Court of Appeal remanded the case to the trial court with directions to recalculate the amount of the abatement fund estimated to be necessary to cover the cost of remediating pre-1951 homes, and to hold an evidentiary hearing regarding appointment of a suitable receiver. ConAgra Grocery Products and the other defendants petitioned the California Supreme Court for review of the decision, which we believe to be an unprecedented expansion of current California law. On February 14, 2018, the California Supreme Court denied the petition and declined to review the merits of the case, and the case was remanded to the trial court for further proceedings. ConAgra Grocery Products and the other defendants sought further review of certain issues from the Supreme Court of the United States, but on October 15, 2018, the Supreme Court declined to review the case. On September 4, 2018, the trial court recalculated its estimate of the amount needed to remediate pre-1951 homes in the plaintiff jurisdictions to be $409.0 million. As of July 10, 2019, the parties reached an agreement in principle to resolve this matter, which agreement was approved by the trial court on July 24, 2019, and the action against ConAgra Grocery Products was dismissed with prejudice. Pursuant to the settlement, ConAgra Grocery Products will pay a total of $101.7 million in seven installments to be paid annually from fiscal 2020 through fiscal 2026 of which we have made payments through May 29, 2022 of $49.0 million. As part of the settlement, ConAgra Grocery Products has provided a guarantee of up to $15.0 million in the event co-defendant, NL Industries, Inc., defaults on its payment obligations. We have accrued $11.7 million and $40.5 million, within other accrued liabilities and other noncurrent liabilities, respectively, for this matter as of May 29, 2022. The extent of insurance coverage is uncertain and the Company's carriers are on notice; however, any possible insurance recovery has not been considered for purposes of determining our liability.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
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

The Company, its directors, and several of its executive officers are defendants in several class actions alleging violations of federal securities laws. The lawsuits assert that the Company's officers made material misstatements and omissions that caused the market to have an unrealistically positive assessment of the Company's financial prospects in light of the acquisition of Pinnacle, thus causing the Company's securities to be overvalued prior to the release of the Company's consolidated financial results on December 20, 2018 for the second quarter of fiscal year 2019. The first of these lawsuits, captioned West Palm Beach Firefighters' Pension Fund v. Conagra Brands, Inc., et al., with which subsequent lawsuits alleging similar facts have been consolidated, was filed on February 22, 2019 in the U.S. District Court for the Northern District of Illinois. That consolidated lawsuit was dismissed with prejudice on December 23, 2020 for failure to state a claim. On January 22, 2021, the plaintiff filed a notice of appeal of the trial court’s decision to the U.S. Court of Appeals for the Seventh Circuit. On May 9, 2022, the appellate court affirmed the dismissal, and the matter is now closed. In addition, on May 9, 2019, a stockholder filed a derivative action on behalf of the Company against the Company's directors captioned Klein v. Arora, et al. in the U.S. District Court for the Northern District of Illinois asserting harm to the Company due to alleged breaches of fiduciary duty and mismanagement in connection with the Pinnacle acquisition. On July 9, 2019, September 20, 2019, and March 10, 2020, the Company received three separate demands from stockholders under Delaware law to inspect the Company's books and records related to the Board of Directors' review of the Pinnacle business, acquisition, and the Company's public statements related to them. On July 22, 2019 and August 6, 2019, respectively, two additional stockholder derivative lawsuits captioned Opperman v. Connolly, et al. and Dahl v. Connolly, et al. were filed in the U.S. District Court for the Northern District of Illinois asserting similar facts and claims as the Klein v. Arora, et al. matter. On October 21, 2019, the Company received an additional demand from a stockholder under Delaware law to appoint a special committee to investigate the conduct of certain officers and directors in connection with the Pinnacle acquisition and the Company's public statements. On March 9, 2020, the stockholder derivative lawsuits were consolidated in a single Consolidated Derivative Action under the caption Klein v. Arora, et al. On June 9, 2022, the Consolidated Derivative Action was dismissed without prejudice by stipulation of the parties, and the matter is now closed.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
(columnar dollars in millions except per share amounts)

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

In October 2019, the Minnesota Pollution Control Agency ("MPCA") initiated an odor complaint investigation at our Waseca, Minnesota vegetable processing facility. As a result of the investigation, the MPCA required implementation of a continuous monitoring system running from May 1 – October 31 to monitor hydrogen sulfide emissions at the wastewater treatment facility. As a result of the monitoring data findings, the MPCA has alleged violations of Minnesota Ambient Air Quality Standards based on our hydrogen sulfide emissions during calendar years 2020 and 2021. The MPCA’s current proposed penalty is $1.8 million for 2020 and $4.3 million for 2021; however, we are still in settlement negotiations with the MPCA to reduce the amount allegedly owed. To that end, Conagra is taking additional actions to improve wastewater treatment at the Waseca facility, which may be used to offset portions of the penalties ultimately agreed upon by the parties.

We are a party to certain environmental proceedings relating to our acquisition of Beatrice in fiscal 1991. Such proceedings include proceedings related to businesses divested by Beatrice prior to our acquisition of Beatrice. The current environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's possible status as a potentially responsible party at approximately 35 Superfund, proposed Superfund, or state-equivalent sites (the "Beatrice sites"). These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, polychlorinated biphenyls, acids, lead, sulfur, tannery wastes, and/or other contaminants. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $39.9 million ($2.0 million within other accrued liabilities and $37.9 million within other noncurrent liabilities) as of May 29, 2022, a majority of which relates to the Superfund and state-equivalent sites referenced above. During the third quarter of fiscal 2017, a final Remedial Investigation/Feasibility Study was submitted for the Southwest Properties portion ("Operating Unit 4") of the Wells G&H Superfund site, which is one of the Beatrice sites. The U.S. Environmental Protection Agency ("EPA") issued a Record of Decision ("ROD") for the Southwest Properties portion of the site on September 29, 2017 and entered into negotiations with potentially responsible parties to determine final responsibility for implementing the ROD. On September 14, 2020, the district court entered a consent decree among EPA and the settling defendants, including the Company. On May 24, 2022, BFEL Indemnitor, Inc. ("BFEL"), a Conagra subsidiary, entered a settlement agreement with a third party with whom BFEL shared certain environmental liabilities of past owners and/or operators, which resulted in a $6.5 million benefit within SG&A expenses due to a reduction in our environmental reserves.

Guarantees and Other Contingencies

In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee an obligation of the Lamb Weston business pursuant to a guarantee arrangement that existed prior to the spinoff of the Lamb Weston business (the "Spinoff"). The guarantee remained in place following completion of the Spinoff, and it will remain in place until such guarantee obligation is substituted for guarantees issued by Lamb Weston. Pursuant to the separation and distribution agreement, dated as of November 8, 2016 (the "Separation Agreement"), between us and Lamb Weston, this guarantee arrangement is deemed a liability of Lamb Weston that was transferred to Lamb Weston as part of the Spinoff. Accordingly, in the event that we are required to make any payments as a result of this guarantee arrangement, Lamb Weston is obligated to indemnify us for any such liability, reduced by any insurance proceeds received by us, in accordance with the terms of the indemnification provisions under the Separation Agreement. Lamb Weston is a party to an agricultural sublease agreement with a third party for certain farmland through 2025 (subject, at Lamb Weston's option, to extension for one additional five-year period). Under the terms of the sublease agreement, Lamb Weston is required to make certain rental payments to the sublessor. We have guaranteed the sublessor Lamb Weston's performance and the payment of all amounts (including indemnification obligations) owed by Lamb Weston under the sublease agreement, up to a maximum of $75.0 million. We believe the farmland associated with this sublease agreement is readily marketable for lease to other area farming operators. As such, we believe that any financial exposure to the Company, in the event that we were required to perform under the guarantee, would be largely mitigated.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
(columnar dollars in millions except per share amounts)

We also guarantee a lease resulting from an exited facility. As of May 29, 2022, the remaining term of this arrangement did not exceed five years and the maximum amount of future payments we have guaranteed was $11.3 million.

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

16. DERIVATIVE FINANCIAL INSTRUMENTS

Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.

Commodity futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, diesel fuel and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of May 29, 2022, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through January 2023.

In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of May 29, 2022, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through February 2023.

From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.

Derivatives Designated as Cash Flow Hedges

During the first quarter of fiscal 2019, we entered into deal-contingent forward starting interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to help finance the acquisition of Pinnacle. We settled these contracts during the second quarter of fiscal 2019 and deferred a $47.5 million gain in accumulated other comprehensive income that is being amortized as a reduction of interest expense over the lives of the related debt instruments. In the second quarter of fiscal 2021, $0.5 million was written off in connection with the early extinguishment of debt (see Note 3). The unamortized amount at May 29, 2022 was $34.9 million.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
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

All derivative instruments are recognized on the Consolidated Balance Sheets at fair value (refer to Note 18 for additional information related to fair value measurements). The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with U.S. GAAP, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At May 29, 2022 and May 30, 2021, amounts representing an obligation to return cash collateral of $4.0 and $2.0 million, respectively, were included in prepaid expenses and other current assets in our Consolidated Balance Sheets.

Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or obligation to return cash collateral were reflected in our Consolidated Balance Sheets as follows:

	May 29, 2022	May 30, 2021
Prepaid expenses and other current assets	$7.0	$15.5
Other accrued liabilities	2.2	6.9

The following table presents our derivative assets and liabilities at May 29, 2022, on a gross basis, prior to the setoff of $20.1 million to total derivative assets and $16.1 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$26.8	Other accrued liabilities	$16.1
Foreign exchange contracts	Prepaid expenses and other current assets	0.3	Other accrued liabilities	2.2
Total derivatives not designated as hedging instruments		$27.1		$18.3

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
(columnar dollars in millions except per share amounts)

The following table presents our derivative assets and liabilities, at May 30, 2021, on a gross basis, prior to the setoff of $7.4 million to total derivative assets and $5.4 million to total derivative liabilities where legal right of setoff existed:

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

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Consolidated Statements of Earnings were as follows:

	For the Fiscal Year Ended May 29, 2022
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Earnings of Gains (Losses) Recognized on Derivatives	Amount of Gains (Losses) Recognized on Derivatives in Consolidated Statement of Earnings
Commodity contracts	Cost of goods sold	$33.4
Foreign exchange contracts	Cost of goods sold	3.7
Total gains from derivative instruments not designated as hedging instruments		$37.1

	For the Fiscal Year Ended May 30, 2021
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Earnings of Gains (Losses) Recognized on Derivatives	Amount of Gains (Losses) Recognized on Derivatives in Consolidated Statement of Earnings
Commodity contracts	Cost of goods sold	$26.6
Foreign exchange contracts	Cost of goods sold	(17.1)
Total gains from derivative instruments not designated as hedging instruments		$9.5

	For the Fiscal Year Ended May 31, 2020
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Earnings of Gains (Losses) Recognized on Derivatives	Amount of Gains (Losses) Recognized on Derivatives in Consolidated Statement of Earnings
Commodity contracts	Cost of goods sold	$(18.4)
Foreign exchange contracts	Cost of goods sold	5.5
Total losses from derivative instruments not designated as hedging instruments		$(12.9)

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
(columnar dollars in millions except per share amounts)

As of May 29, 2022, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $115.3 million and $96.7 million for purchase and sales contracts, respectively. As of May 30, 2021, our open commodity contracts had a notional value of $148.8 million and $159.4 million for purchase and sales contracts, respectively. The notional amount of our foreign currency forward and cross currency swap contracts as of  May 29, 2022 and May 30, 2021 was $106.6 million and $111.4 million, respectively.

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

At May 29, 2022, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $1.3 million.

17. PENSION AND POSTRETIREMENT BENEFITS

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

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
(columnar dollars in millions except per share amounts)

The changes in benefit obligations and plan assets at  May 29, 2022 and May 30, 2021 are presented in the following table.

	Pension Plans		Postretirement Plans
	2022	2021	2022	2021
Change in Benefit Obligation
Benefit obligation at beginning of year	$3,739.2	$3,872.5	$81.5	$89.8
Service cost	8.7	11.6	0.2	0.2
Interest cost	83.3	86.8	1.3	1.5
Amendments	3.7	—	—	—
Actuarial gain	(503.1)	(37.4)	(9.5)	(2.3)
Plan settlements	—	—	—	(0.3)
Curtailments	—	—	—	—
Benefits paid	(198.3)	(196.8)	(8.2)	(8.5)
Currency	(0.9)	2.5	(0.5)	1.1
Benefit obligation at end of year	$3,132.6	$3,739.2	$64.8	$81.5
Change in Plan Assets
Fair value of plan assets at beginning of year	$3,848.8	$3,820.4	$3.3	$3.4
Actual return on plan assets	(366.1)	194.6	0.1	0.2
Employer contributions	11.5	27.6	8.2	8.5
Plan settlements	—	—	—	(0.3)
Benefits paid	(198.4)	(196.8)	(8.2)	(8.5)
Currency	(1.1)	3.0	—	—
Fair value of plan assets at end of year	$3,294.7	$3,848.8	$3.4	$3.3

The $503.1 million actuarial gain reducing our projected benefit obligation at the end of fiscal 2022 is principally related to the increase in the discount rate from 3.04% to 4.48%. This change in interest rates also impacted the fair value of our portfolio of fixed income securities which contributed to the $366.1 million lower return on plan assets in fiscal 2022.

The funded status and amounts recognized in our Consolidated Balance Sheets at  May 29, 2022 and May 30, 2021 were as follows:

	Pension Plans		Postretirement Plans
	2022	2021	2022	2021
Funded Status	$162.1	$109.6	$(61.4)	$(78.2)
Amounts Recognized in Consolidated Balance Sheets
Other assets	$277.0	$245.0	$3.2	$3.0
Other accrued liabilities	(10.2)	(10.3)	(8.1)	(9.0)
Other noncurrent liabilities	(104.7)	(125.1)	(56.5)	(72.2)
Net Amount Recognized	$162.1	$109.6	$(61.4)	$(78.2)
Amounts Recognized in Accumulated Other Comprehensive (Income) Loss (Pre-tax)
Actuarial net loss (gain)	$(30.2)	$(41.5)	$(44.5)	$(38.4)
Net prior service cost (benefit)	8.0	6.2	(11.0)	(12.9)
Total	$(22.2)	$(35.3)	$(55.5)	$(51.3)
Weighted-Average Actuarial Assumptions Used to Determine Benefit Obligations at May 29, 2022 and May 30, 2021
Discount rate	4.48%	3.04%	4.24%	2.51%
Long-term rate of compensation increase	N/A	N/A	N/A	N/A

The accumulated benefit obligation for all defined benefit pension plans was $3.13 billion and $3.74 billion at May 29, 2022 and May 30, 2021, respectively.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
(columnar dollars in millions except per share amounts)

The projected benefit obligation and accumulated benefit obligation for pension plans with accumulated benefit obligations in excess of plan assets at  May 29, 2022 and May 30, 2021 were as follows:

	2022	2021
Projected benefit obligation	$114.9	$135.4
Accumulated benefit obligation	114.9	135.4

Components of pension and postretirement plan costs included:

	Pension Plans			Postretirement Plans
	2022	2021	2020	2022	2021	2020
Service cost	$8.7	$11.6	$11.5	$0.2	$0.2	$0.1
Interest cost	83.3	86.8	118.4	1.3	1.5	2.6
Expected return on plan assets	(145.4)	(140.0)	(170.2)	—	—	—
Amortization of prior service cost (benefit)	1.9	2.3	2.7	(2.0)	(2.1)	(2.1)
Recognized net actuarial loss (gain)	(2.9)	0.8	44.8	(3.5)	(3.5)	(4.6)
Settlement gain	—	—	(2.1)	—	(0.5)	(0.2)
Curtailment loss (gain)	—	0.2	0.8	—	—	—
Pension and postretirement cost (benefit) — Company plans	(54.4)	(38.3)	5.9	(4.0)	(4.4)	(4.2)
Pension cost (benefit) — multi-employer plans	8.1	7.4	6.5	—	—	—
Total pension and postretirement cost (benefit)	$(46.3)	$(30.9)	$12.4	$(4.0)	$(4.4)	$(4.2)

In fiscal 2022, 2021, and 2020, the Company recorded a gain of $2.9 million and charges of $0.8 million and $44.8 million, respectively, reflecting the year-end write-off of actuarial gains and losses in excess of 10% of our pension liability. In fiscal 2020, the higher actuarial losses outside of the 10% corridor were principally related to a reduction in the discount rate used to recognize at present value our pension obligations and a decline in market value of certain plan assets associated with our non-qualified and hourly plans.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	Pension Plans		Postretirement Plans
	2022	2021	2022	2021
Net actuarial gain (loss)	$(8.5)	$92.0	$9.6	$2.5
Amendments	(3.7)	—	—	—
Amortization of prior service cost (benefit)	1.9	2.3	(2.0)	(2.1)
Settlement and curtailment loss (gain)	—	0.2	—	(0.5)
Recognized net actuarial loss (gain)	(2.9)	0.8	(3.5)	(3.5)
Currency	0.1	(0.2)	0.1	(0.2)
Net amount recognized	$(13.1)	$95.1	$4.2	$(3.8)

Weighted-Average Actuarial Assumptions Used to Determine Net Expense

	Pension Plans			Postretirement Plans
	2022	2021	2020	2022	2021	2020
Discount rate - interest cost	2.29%	2.30%	3.51%	1.69%	1.74%	3.09%
Discount rate - service cost	3.50%	3.35%	4.04%	3.55%	3.03%	3.47%
Long-term rate of return on plan assets	3.87%	3.74%	4.77%	N/A	N/A	N/A
Long-term rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

The Company uses a split discount rate (spot-rate approach) for the U.S. plans and certain foreign plans. The spot-rate approach applies separate discount rates for each projected benefit payment in the calculation of pension service and interest cost.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
(columnar dollars in millions except per share amounts)

We amortize prior service cost for our pension and postretirement plans, as well as amortizable gains and losses for our postretirement plans, in equal annual amounts over the average expected future period of vested service. For plans with no active participants, average life expectancy is used instead of average expected useful service.

Plan Assets

The fair value of plan assets, summarized by level within the fair value hierarchy described in Note 18, as of May 29, 2022, was as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$19.8	$93.2	$—	$113.0
Equity securities:
U.S. equity securities	65.6	19.5	—	85.1
International equity securities	34.4	—	—	34.4
Fixed income securities:
Government bonds	—	653.1	—	653.1
Corporate bonds	—	2,179.3	—	2,179.3
Mortgage-backed bonds	—	8.6	—	8.6
Real estate funds	—	—	—	—
Net payables for unsettled transactions	(9.6)	—	—	(9.6)
Fair value measurement of pension plan assets in the fair value hierarchy	$110.2	$2,953.7	$—	$3,063.9
Investments measured at net asset value				230.8
Total pension plan assets				$3,294.7

The fair value of plan assets, summarized by level within the fair value hierarchy described in Note 18, as of May 30, 2021, was as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7.5	$85.0	$—	$92.5
Equity securities:
U.S. equity securities	78.0	94.6	—	172.6
International equity securities	121.9	0.5	—	122.4
Fixed income securities:
Government bonds	—	772.6	—	772.6
Corporate bonds	—	2,407.2	—	2,407.2
Mortgage-backed bonds	—	12.4	—	12.4
Real estate funds	—	—	—	—
Net receivables for unsettled transactions	5.7	—	—	5.7
Fair value measurement of pension plan assets in the fair value hierarchy	$213.1	$3,372.3	$—	$3,585.4
Investments measured at net asset value				263.4
Total pension plan assets				$3,848.8

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

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
(columnar dollars in millions except per share amounts)

Certain assets that are measured at fair value using the NAV (net asset value) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. Such investments are generally considered long-term in nature with varying redemption availability. For certain of these investments, with a fair value of approximately $29.4 million as of May 29, 2022, the asset managers have the ability to impose customary redemption gates which may further restrict or limit the redemption of invested funds therein. As of May 29, 2022, no such gates were imposed.

As of May 29, 2022, we have unfunded commitments for additional investments of $35.0 million in private equity funds and $10.4 million in natural resources funds. We expect unfunded commitments to be funded from plan assets rather than the general assets of the Company.

To develop the expected long-term rate of return on plan assets assumption for the pension plans, we consider the current asset allocation strategy, the historical investment performance, and the expectations for future returns of each asset class.

Our pension plan weighted-average asset allocations by asset category were as follows:

	May 29, 2022	May 30, 2021
Equity securities	4%	8%
Debt securities	87%	83%
Real estate funds	1%	1%
Private equity	4%	3%
Other	4%	5%
Total	100%	100%

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

Assumed health care cost trend rates have a significant effect on the benefit obligation of the postretirement plans.

Assumed Health Care Cost Trend Rates at:	May 29, 2022	May 30, 2021
Initial health care cost trend rate	6.32%	6.53%
Ultimate health care cost trend rate	4.44%	4.44%
Year that the rate reaches the ultimate trend rate	2029	2029

We currently anticipate making contributions of approximately $12.4 million to our pension plans in fiscal 2023. We anticipate making contributions of $8.1 million to our other postretirement plans in fiscal 2023. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.

The following table presents estimated future gross benefit payments for our plans:

	Pension	Postretirement
	Plans	Plans
2023	$202.6	$8.1
2024	203.7	7.5
2025	205.5	6.9
2026	206.8	6.3
2027	207.5	5.8
Succeeding 5 years	1,027.7	22.5

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
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

The Company's participation in multiemployer plans for the fiscal year ended May 29, 2022 is outlined in the table below. For each plan that is individually significant to the Company the following information is provided:

•	The "EIN / PN" column provides the Employer Identification Number and the three-digit plan number assigned to a plan by the Internal Revenue Service.

•

The most recent Pension Protection Act Zone Status available for 2021 and 2020 is for plan years that ended in calendar years 2021 and 2020, respectively. The zone status is based on information provided to the Company by each plan. A plan in the "red" zone has been determined to be in "critical status", based on criteria established under the Internal Revenue Code ("Code"), and is generally less than 65% funded. A plan in the "yellow" zone has been determined to be in "endangered status", based on criteria established under the Code, and is generally less than 80% funded. A plan in the "green" zone has been determined to be neither in "critical status" nor in "endangered status", and is generally at least 80% funded.

•

The "FIP/RP Status Pending/Implemented" column indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the "yellow" zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the "red" zone, is pending or has been implemented by the plan as of the end of the plan year that ended in calendar year 2021.

•	Contributions by the Company are the amounts contributed in the Company's fiscal periods ending in the specified year.

•

The "Surcharge Imposed" column indicates whether the Company contribution rate for its fiscal year that ended on May 29, 2022 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in "critical status", in accordance with the requirements of the Code.

•	The last column lists the expiration dates of the collective bargaining agreements pursuant to which the Company contributes to the plans.

For plans that are not individually significant to Conagra Brands the total amount of contributions is presented in the aggregate.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
(columnar dollars in millions except per share amounts)

		Pension Protection Act Zone Status		FIP / RP Status	Contributions by the Company (millions)				Expiration Dates of Collective
Pension Fund	EIN / PN	2021	2020	Pending / Implemented	FY22	FY21	FY20	Surcharge Imposed	Bargaining Agreements
Central States, Southeast and Southwest Areas Pension Fund	36-6044243/ 001	Red, Critical and Declining	Red, Critical and Declining	RP Implemented	2.5	2.2	2.0	No	5/31/2025
Western Conference of Teamsters Pension Plan	91-6145047/ 001	Green	Green	N/A	3.8	3.8	3.2	No	6/30/2022
Other Plans					1.8	1.4	1.3
Total Contributions					$8.1	$7.4	$6.5

The Company was not listed in the Forms 5500 filed by any of the other plans or for any of the other years as providing more than 5% of the plan's total contributions. At the date our financial statements were issued, Forms 5500 were not available for plan years ending in calendar year 2021.

Certain of our employees are covered under defined contribution plans. The expense related to these plans was $57.9 million, $47.6 million, and $49.9 million in fiscal 2022, 2021, and 2020, respectively.

18. FAIR VALUE MEASUREMENTS

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

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
(columnar dollars in millions except per share amounts)

The following table presents our financial assets and liabilities measured at fair value on a recurring basis for which, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 29, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$5.7	$1.3	$—	$7.0
Marketable securities	—	—	—	—
Deferred compensation assets	7.5	—	—	7.5
Available-for-sale debt securities	—	—	7.6	7.6
Total assets	$13.2	$1.3	$7.6	$22.1
Liabilities:
Derivative liabilities	$—	$2.2	$—	$2.2
Deferred compensation liabilities	72.6	—	—	72.6
Total liabilities	$72.6	$2.2	$—	$74.8

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

We recognized charges for the impairment of certain indefinite-lived brands. The fair values of these brands were estimated using the "relief from royalty" method (see Note 7). Impairments in our Grocery & Snacks segment totaled $90.7 million, $13.0 million, and $46.4 million for fiscal 2022, 2021, and 2020, respectively. Impairments in our Refrigerated & Frozen segment totaled $103.9 million, $76.9 million, and $110.8 million for fiscal 2022, 2021, and 2020, respectively. Impairments in our International segment totaled $14.4 million, $1.0 million, and $8.3 million for fiscal 2022, 2021, and 2020, respectively.

During fiscal 2022, we recognized impairment charges totaling $26.3 million in our Grocery & Snacks segment, $28.9 million in our Refrigerated & Frozen segment, and $14.9 million in our Foodservice segment. The impairments were measured based upon the estimated sales price of the disposal group (see Note 5).

During fiscal 2020, we recognized impairment charges totaling $54.4 million in our Grocery & Snacks segment and $27.6 million in our Refrigerated & Frozen segment. The impairments were measured based upon the estimated sales price of the disposal group (see Note 5).

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
(columnar dollars in millions except per share amounts)

We recognized charges for the impairment of certain long-lived assets measured based upon the estimated sales price of the assets. Impairments totaled $3.0 million in our Grocery & Snacks segment in fiscal 2021 and $3.8 million in our Refrigerated & Frozen segment in fiscal 2020.

During fiscal 2020, we recognized charges of $2.9 million in general corporate expenses related to the impairments of ROU assets. The impairments were measured based upon a discounted cash flow approach.

The carrying amount of long-term debt (including current installments) was $8.80 billion as of May 29, 2022 and $8.30 billion as of May 30, 2021. Based on current market rates, the fair value of this debt (level 2 liabilities) at  May 29, 2022 and May 30, 2021 was estimated at $8.85 billion and $9.76 billion, respectively.

19. BUSINESS SEGMENTS AND RELATED INFORMATION

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

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
(columnar dollars in millions except per share amounts)

	2022	2021	2020
Net sales
Grocery & Snacks	$4,697.4	$4,624.7	$4,600.6
Refrigerated & Frozen	4,859.3	4,774.6	4,559.6
International	970.8	938.6	925.3
Foodservice	1,008.4	846.8	968.9
Total net sales	$11,535.9	$11,184.7	$11,054.4
Operating profit
Grocery & Snacks	$859.5	$1,092.7	$914.3
Refrigerated & Frozen	561.1	836.5	702.2
International	106.7	131.8	100.6
Foodservice	60.3	80.0	98.5
Total operating profit	$1,587.6	$2,141.0	$1,815.6
Equity method investment earnings	145.3	84.4	73.2
General corporate expenses	241.6	364.8	368.5
Pension and postretirement non-service income	67.3	54.5	9.9
Interest expense, net	379.9	420.4	487.1
Income tax expense	290.5	193.8	201.3
Net income	$888.2	$1,300.9	$841.8
Less: Net income attributable to noncontrolling interests	—	2.1	1.7
Net income attributable to Conagra Brands, Inc.	$888.2	$1,298.8	$840.1

The following table presents further disaggregation of our net sales:

	2022	2021	2020
Frozen	$4,091.1	$3,948.0	$3,735.5
Staples
Other shelf-stable	2,729.5	2,830.2	2,892.4
Refrigerated	768.2	826.6	824.1
Snacks	1,967.9	1,794.5	1,708.2
International	970.8	938.6	925.3
Foodservice	1,008.4	846.8	968.9
Total net sales	$11,535.9	$11,184.7	$11,054.4

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
Fiscal Years Ended May 29,2022, May 30, 2021, and May 31, 2020
(columnar dollars in millions except per share amounts)

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	2022	2021	2020
Net derivative gains (losses) incurred	$37.1	$9.5	$(12.9)
Less: Net derivative gains (losses) allocated to reporting segments	32.7	(6.1)	(7.4)
Net derivative gains (losses) recognized in general corporate expenses	$4.4	$15.6	$(5.5)
Net derivative gains (losses) allocated to Grocery & Snacks	$17.3	$(2.3)	$(4.7)
Net derivative gains (losses) allocated to Refrigerated & Frozen	17.4	(1.7)	(2.5)
Net derivative gains (losses) allocated to International	(3.6)	(1.7)	0.1
Net derivative gains (losses) allocated to Foodservice	1.6	(0.4)	(0.3)
Net derivative gains (losses) included in segment operating profit	$32.7	$(6.1)	$(7.4)

As of May 29, 2022, the cumulative amount of net derivative gains from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $15.9 million. This amount reflected net gains of $16.0 million incurred during the fiscal year ended May 29, 2022, as well as net losses of $0.1 million incurred prior to fiscal 2022. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results net gains of $15.4 million in fiscal 2023 and $0.5 million in fiscal 2024 and thereafter.

Assets by Segment

The majority of our manufacturing assets are shared across multiple reporting segments. Output from these facilities used by each reporting segment can change over time. Also, working capital balances are not tracked by reporting segment. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment. Total depreciation expense for fiscal 2022, 2021, and 2020 was $316.1 million, $328.0 million, and $329.1 million, respectively.

Other Information

Our operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant with respect to consolidated operations for fiscal 2022, 2021, and 2020. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were approximately $1.00 billion, $960.5 million, and $946.8 million in fiscal 2022, 2021, and 2020, respectively. Our long-lived assets located outside of the United States are not significant.

Our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 27% of consolidated net sales for fiscal 2022 and 26% of consolidated net sales for each of fiscal 2021 and 2020, significantly impacting the Grocery & Snacks and Refrigerated & Frozen segments.

Walmart, Inc. and its affiliates accounted for approximately 30% and 31% of consolidated net receivables as of May 29, 2022 and May 30, 2021, respectively. The Kroger Co. and its affiliates accounted for approximately 9% and 11% of consolidated net receivables as of May 29, 2022 and May 30, 2021, respectively.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Conagra Brands, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Conagra Brands, Inc. and subsidiaries (the Company) as of May 29, 2022 and May 30, 2021, the related consolidated statements of earnings, comprehensive income, common stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended May 29, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of May 29, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 29, 2022 and May 30, 2021, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended May 29, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 29, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the recoverability of the carrying value of certain indefinite-lived intangible assets and goodwill

As described in Notes 1 and 7 to the consolidated financial statements, indefinite-lived intangible assets (consisting primarily of brand names and trademarks) and goodwill as of May 29, 2022 were $3.06 billion and $11.33 billion, respectively. For the fiscal year ended May 29, 2022, the Company recorded impairment charges totaling $209.0 million on indefinite-lived intangible assets. In assessing indefinite-lived intangible assets and goodwill for impairment, the Company performs either a qualitative or quantitative assessment at least annually or whenever circumstances indicate a potential impairment exists. When a quantitative assessment is performed for indefinite-lived intangible assets, the Company estimates the fair value of the intangibles by utilizing a discounted cash flow model that incorporates an estimated royalty rate that would be charged to a third party for the use of the brand. When a quantitative assessment is performed for goodwill, the Company estimates the fair value of the reporting unit by utilizing a discounted cash flow model. Impairment charges are recorded for any intangible assets or goodwill with carrying values in excess of their respective estimated fair values.

We identified the evaluation of the recoverability of the carrying value of certain indefinite-lived intangible assets and the goodwill assigned to the Sides, Components, Enhancers reporting unit as a critical audit matter. In evaluating the recoverability of the carrying value of certain identified-lived intangible assets and the goodwill assigned to the Sides, Components, Enhancers reporting unit the Company performed a quantitative impairment on its annual impairment testing date. Subjective and challenging auditor judgment was required to evaluate certain assumptions used in determining the fair value of these assets. These assumptions included the forecasted revenue growth rates including the terminal growth rates and forecasted margins, royalty rates, and discount rates.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of internal controls over the quantitative impairment assessments, including controls over the development of the assumptions described above. To assess the Company’s ability to forecast, we compared historical forecasts to actual results. We evaluated the forecasted revenue growth rates including the terminal growth rates and forecasted margins, which were also used to support the royalty rates used in the indefinite-lived asset impairment testing, by considering current and past performance, as well as external market and industry outlook data. We also involved valuation professionals with specialized skills and knowledge, who assisted in:

•	evaluating the terminal growth rates by comparing them with publicly available market data;

•	evaluating the royalty rates by determining that the selected royalty rates are supported by the associated brand name’s margin;

•

evaluating the discount rates used by the Company by comparing the Company’s inputs to the discount rates to publicly available data for comparable entities and assessing the resulting discount rate; and

•

testing the estimated brand names’ fair values and fair value of the Sides, Components, Enhancers reporting unit using the Company’s assumptions and comparing the results to the Company’s fair value estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2005.

Omaha, Nebraska
July 21, 2022

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of May 29, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

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

With the participation of Conagra Brands' Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of Conagra Brands' internal control over financial reporting as of May 29, 2022. In making this assessment, management used criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management concluded that, as of May 29, 2022, its internal control over financial reporting was effective.

The effectiveness of Conagra Brands' internal control over financial reporting as of May 29, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this annual report on Form 10-K.

/s/ SEAN M. CONNOLLY	/s/ DAVID S. MARBERGER
Sean M. Connolly	David S. Marberger
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
July 21, 2022	July 21, 2022

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to our directors will be set forth in the 2022 Proxy Statement under the heading "Voting Item #1: Election of Director Nominees," and the information is incorporated herein by reference. There were no material changes to the procedures by which security holders may recommend nominees to our Board during fiscal 2022.

Information regarding our executive officers is included in Part I of this Form 10-K under the heading "Information About Our Executive Officers," as permitted by the Instruction to Item 401 of Regulation S-K.

If applicable, information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by our directors, executive officers, and holders of more than ten percent of our equity securities will be set forth in the 2022 Proxy Statement under the heading "Information on Stock Ownership—Delinquent Section 16(a) Reports," and the information is incorporated herein by reference.

Information with respect to the Audit / Finance Committee and its financial experts will be set forth in the 2022 Proxy Statement under the heading "Voting Item #1: Election of Director Nominees—How We Govern—The Audit / Finance Committee" and "Voting Item #1: Election of Director Nominees—How We Govern—Board Committees," and the information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to director and executive compensation and our Human Resources Committee will be set forth in the 2022 Proxy Statement under the headings "Voting Item #1: Election of Director Nominees—How We Are Compensated," "Voting Item #1: Election of Director Nominees—How We Govern—Human Resources Committee," "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation," "Potential Payments Upon Termination or Change of Control," and "CEO Pay Ratio" and the information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners, directors and management will be set forth in the 2022 Proxy Statement under the heading "Information on Stock Ownership," and the information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about shares of our common stock that may be issued under existing equity compensation plans as of our most recent fiscal year-end, May 29, 2022.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1)) (3)
Equity compensation plans approved by security holders	6,933,877	$30.87	38,493,230
Equity compensation plans not approved by security holders	—	—	—
Total	6,933,877	$30.87	38,493,230

(1)

Represents shares underlying awards that have been granted under the terms of the Conagra Brands, Inc. 2014 Stock Plan (as amended effective December 11, 2017) (the "Plan"). Table amounts are comprised of 1,443,023 shares that could be issued under outstanding performance shares (assuming target achievement); 2,496,735 restricted stock units; 268,876 deferral interests in deferred compensation plans; and 2,725,243 shares issuable pursuant to outstanding stock options.

The performance shares are earned and common stock issued if pre-set financial objectives are met. Actual shares issued may be equal to, less than, or greater than the number of outstanding performance shares included in column (1), depending on actual performance. The restricted stock units vest and are payable in common stock after expiration of the time periods set forth in the related agreements. The interests in the deferred compensation plans are settled in common stock on the schedules selected by the participants.

(2)	Reflects the weighted-average exercise price of stock options, and does not take into account performance shares, restricted stock units, or deferral interests, as such awards have no exercise price.

(3)	This number reflects securities available for future awards under the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to director independence and certain relationships and related transactions will be set forth in the 2022 Proxy Statement under the headings "Voting Item #1: Election of Directors—How We are Selected," "Voting Item #1: Election of Directors—How We Govern—The Board's Audit / Finance Committee," and "Voting Item #1: Election of Directors—How We Govern—The Board's Human Resources Committee" and the information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, PCAOB ID: 185.

Information with respect to this item will be set forth in the 2022 Proxy Statement under the heading "Voting Item #2: Ratification of the Appointment of KPMG LLP as Our Independent Auditor for Fiscal 2023," and the information is incorporated herein by reference.

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

*2.3

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

4.2.2

Third Supplemental Indenture, dated October 16, 2020, by and between Conagra Brands, Inc. and Wells Fargo Bank, National Association as Trustee (including Form of Note), incorporated herein by reference to Exhibit 4.2 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on October 16, 2020

4.3	Indenture, dated August 12, 2021, by and between the Company and U.S. Bank National Association, as Trustee, incorporated herein by reference to Exhibit 4.1 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on August 12, 2021

4.3.1	First Supplemental Indenture, dated August 12, 2021, by and between the Company and U.S. Bank National Association as Trustee (including Form of Note), incorporated herein by reference to Exhibit 4.2 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on August 12, 2021

4.4	Description of Securities, incorporated herein by reference to Exhibit 4.3 to Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 26, 2019

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

**10.9

ConAgra Foods, Inc. 2008 Performance Share Plan, effective July 16, 2008, incorporated herein by reference to Exhibit 10.3 of Conagra Brands’ Quarterly Report on Form 10-Q for quarter ended August 24, 2008

**10.9.1

First Amendment to ConAgra Foods, Inc. 2008 Performance Share Plan, dated July 19, 2017, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on July 25, 2017

**10.10

Form of Amended and Restated Change of Control Agreement between ConAgra Foods and its executives (pre September 2011), incorporated herein by reference to Exhibit 10.14 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended November 23, 2008

**10.11

Form of Change of Control Agreement between ConAgra Foods and its executives (post September 2011), as amended and restated on February 18, 2015, incorporated herein by reference to Exhibit 10.16.1 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 31, 2015

**10.12

Change of Control Agreement, dated as of February 12, 2015, between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and Sean Connolly, incorporated herein by reference to Exhibit 10.3 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on February 12, 2015

**10.13

Employment Agreement, dated as of February 12, 2015, between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and Sean Connolly, incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on February 12, 2015

**10.13.1

Amendment to Employment Agreement dated December 31, 2015, effective January 1, 2016, by and between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and Sean Connolly, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 28, 2016

**10.13.2

Letter of Agreement, dated as of August 2, 2018, between Conagra Brands, Inc. and Sean M. Connolly, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2018

**10.14

Form of Executive Time Sharing Agreement, as adopted on February 18, 2015, incorporated herein by reference to Exhibit 10.17 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 31, 2015

**10.15

Letter Agreement, by and between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and David Marberger, dated as of July 13, 2016, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the Quarter Ended August 28, 2016

**10.16

Letter Agreement, dated September 10, 2015, by and between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and David Biegger, incorporated herein by reference to Exhibit 10.22 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 28, 2017

10.17

Term Loan Agreement, dated May 21, 2020, by and among Conagra Brands, Inc. and Farm Credit Services of America, PCA, as administrative agent and a lender, and the other financial institutions party thereto, incorporated herein by reference to Exhibit 10.1 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on May 21, 2020

10.18

Amended and Restated Revolving Credit Agreement, dated July 11, 2018, by and among Conagra Brands, Inc. and Bank of America, N.A., as administrative agent and a lender, JPMorgan Chase Bank, N.A., as syndication agent and a lender, and the other financial institutions party thereto, incorporated herein by reference to Exhibit 10.2 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on July 17, 2018

10.19

Amendment No. 1, dated as of July 13, 2021, to Amended and Restated Revolving Credit Agreement by and among Conagra Brands, Inc., the banks, financial institutions and other institutional lenders party thereto, as lenders, and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.19 to Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 30, 2021

10.20

Tax Matters Agreement, dated as of November 8, 2016, by and between Conagra Brands, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 10.1 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on November 10, 2016

10.21

Trademark License Agreement, dated as of November 8, 2016, by and between ConAgra Foods RDM, Inc. and ConAgra Foods Lamb Weston, Inc., incorporated herein by reference to Exhibit 10.4 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on November 10, 2016

10.21.1

First Amendment to Trademark License Agreement, dated March 20, 2017, by and between ConAgra Foods RDM, Inc. and Lamb Weston, Inc. (formerly known as ConAgra Foods Lamb Weston, Inc.), incorporated herein by reference to Exhibit 10.32.1 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 28, 2017

21	Subsidiaries of Conagra Brands, Inc.

23	Consent of KPMG LLP

24	Powers of Attorney

31.1	Section 302 Certificate

31.2	Section 302 Certificate

32	Section 906 Certificates

101

The following materials from Conagra Brands' Annual Report on Form 10-K for the year ended May 29, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Common Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

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
July 21, 2022

By:	/s/ DAVID S. MARBERGER
David S. Marberger
Executive Vice President and Chief Financial Officer
July 21, 2022

By:	/s/ ROBERT G. WISE
Robert G. Wise
Senior Vice President and Corporate Controller
July 21, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 21st day of July, 2022.

Sean M. Connolly*	Director
Anil Arora*	Director
Thomas K. Brown*	Director
Emanuel Chirico*	Director
George Dowdie*	Director
Joie A. Gregor*	Director
Fran Horowitz*	Director
Rajive Johri*	Director
Richard H. Lenny*	Director
Melissa Lora*	Director
Ruth Ann Marshall*	Director
Craig P. Omtvedt*	Director

*

David S. Marberger, by signing his name hereto, signs this annual report on Form 10-K on behalf of each person indicated. Powers-of-Attorney authorizing David S. Marberger to sign this annual report on Form 10-K on behalf of each of the indicated Directors of Conagra Brands, Inc. have been filed herewith as Exhibit 24.

By:	/s/ DAVID S. MARBERGER
David S. Marberger
Attorney-In-Fact