Form 10-Q
period 2022-08-28
CONAGRA BRANDS INC.
filed 2022-10-06
CIK 23217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2022

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

Number of shares outstanding of issuer's common stock as of August 28, 2022 was 479,255,007.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in millions except per share amounts)

(unaudited)

	Thirteen Weeks Ended
	August 28, 2022	August 29, 2021
Net sales	$2,904.3	$2,653.3
Costs and expenses:
Cost of goods sold	2,184.0	1,979.9
Selling, general and administrative expenses	741.6	310.1
Pension and postretirement non-service income	(6.1)	(16.1)
Interest expense, net	97.1	94.2
Income (loss) before income taxes and equity method investment earnings	(112.3)	285.2
Income tax expense	14.4	69.7
Equity method investment earnings	49.2	20.2
Net income (loss)	$(77.5)	$235.7
Less: Net income attributable to noncontrolling interests	—	0.3
Net income (loss) attributable to Conagra Brands, Inc.	$(77.5)	$235.4
Earnings (loss) per share — basic
Net income (loss) attributable to Conagra Brands, Inc. common stockholders	$(0.16)	$0.49
Earnings (loss) per share — diluted
Net income (loss) attributable to Conagra Brands, Inc. common stockholders	$(0.16)	$0.49

See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in millions)

(unaudited)

	Thirteen Weeks Ended
	August 28, 2022			August 29, 2021
	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount
Net income (loss)	$(63.1)	$(14.4)	$(77.5)	$305.4	$(69.7)	$235.7
Other comprehensive income (loss):
Derivative adjustments:
Unrealized derivative adjustments	(2.3)	0.6	(1.7)	(2.5)	0.6	(1.9)
Reclassification for derivative adjustments included in net income (loss)	(0.6)	0.2	(0.4)	(0.3)	0.1	(0.2)
Unrealized currency translation losses	(13.6)	—	(13.6)	(15.7)	—	(15.7)
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	2.2	(0.1)	2.1	2.1	(0.2)	1.9
Reclassification for pension and post-employment benefit obligations included in net income (loss)	(1.1)	0.4	(0.7)	(0.8)	0.2	(0.6)
Comprehensive income (loss)	(78.5)	(13.3)	(91.8)	288.2	(69.0)	219.2
Comprehensive loss attributable to noncontrolling interests	(2.1)	—	(2.1)	(0.9)	(0.1)	(1.0)
Comprehensive income (loss) attributable to Conagra Brands, Inc.	$(76.4)	$(13.3)	$(89.7)	$289.1	$(68.9)	$220.2

See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions except share data)

(unaudited)

	August 28, 2022	May 29, 2022
ASSETS
Current assets
Cash and cash equivalents	$67.4	$83.3
Receivables, less allowance for doubtful accounts of $3.7 and $3.9	788.6	867.4
Inventories	2,229.4	1,939.7
Prepaid expenses and other current assets	121.4	116.3
Current assets held for sale	27.0	27.0
Total current assets	3,233.8	3,033.7
Property, plant and equipment	5,899.9	5,852.9
Less accumulated depreciation	(3,195.3)	(3,139.0)
Property, plant and equipment, net	2,704.6	2,713.9
Goodwill	11,183.6	11,329.2
Brands, trademarks and other intangibles, net	3,593.2	3,853.1
Other assets	1,498.9	1,473.3
Noncurrent assets held for sale	5.4	31.9
	$22,219.5	$22,435.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$253.4	$184.3
Current installments of long-term debt	1,204.7	707.3
Accounts payable	1,851.3	1,864.6
Accrued payroll	105.2	151.7
Other accrued liabilities	744.0	609.2
Current liabilities held for sale	1.7	1.7
Total current liabilities	4,160.3	3,518.8
Senior long-term debt, excluding current installments	7,584.1	8,088.2
Other noncurrent liabilities	1,896.0	1,963.5
Noncurrent liabilities held for sale	2.4	2.4
Total liabilities	13,642.8	13,572.9
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 584,219,229	2,921.2	2,921.2
Additional paid-in capital	2,323.0	2,324.6
Retained earnings	6,314.8	6,550.7
Accumulated other comprehensive loss	(23.4)	(11.2)
Less treasury stock, at cost, 104,964,222 and 104,157,169 common shares	(3,031.3)	(2,997.6)
Total Conagra Brands, Inc. common stockholders' equity	8,504.3	8,787.7
Noncontrolling interests	72.4	74.5
Total stockholders' equity	8,576.7	8,862.2
	$22,219.5	$22,435.1

See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Thirteen Weeks Ended
	August 28, 2022	August 29, 2021
Cash flows from operating activities:
Net income (loss)	$(77.5)	$235.7
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	93.0	96.5
Asset impairment charges	412.8	0.7
Equity method investment earnings in excess of distributions	(27.8)	(7.4)
Stock-settled share-based payments expense	23.0	2.6
Contributions to pension plans	(3.0)	(2.9)
Pension benefit	(3.5)	(12.4)
Other items	(2.4)	1.4
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Receivables	78.7	(40.5)
Inventories	(289.7)	(220.7)
Deferred income taxes and income taxes payable, net	3.8	57.6
Prepaid expenses and other current assets	(17.4)	(19.8)
Accounts payable	39.4	64.8
Accrued payroll	(46.4)	(69.5)
Other accrued liabilities	80.7	53.7
Net cash flows from operating activities	263.7	139.8
Cash flows from investing activities:
Additions to property, plant and equipment	(125.4)	(154.9)
Sale of property, plant and equipment	2.0	1.9
Purchase of marketable securities	(0.5)	(1.9)
Sale of marketable securities	0.5	—
Net cash flows from investing activities	(123.4)	(154.9)
Cash flows from financing activities:
Issuance of short-term borrowings, maturities greater than 90 days	—	249.8
Net (repayment) issuance of other short-term borrowings	69.1	(498.6)
Issuance of long-term debt	—	499.1
Repayment of long-term debt	(10.7)	(23.7)
Debt issuance costs	(4.0)	(1.9)
Repurchase of Conagra Brands, Inc. common shares	(50.0)	(50.0)
Payment of intangible asset financing arrangement	—	(12.6)
Cash dividends paid	(150.0)	(132.1)
Exercise of stock options and issuance of other stock awards, including tax withholdings	(8.3)	(17.6)
Other items	(0.5)	(6.9)
Net cash flows from financing activities	(154.4)	5.5
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1.8)	(2.6)
Net change in cash and cash equivalents and restricted cash	(15.9)	(12.2)
Cash and cash equivalents and restricted cash at beginning of period	83.3	80.2
Cash and cash equivalents and restricted cash at end of period	$67.4	$68.0

See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(columnar dollars in millions except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements of Conagra Brands, Inc. (the "Company", "Conagra Brands", "we", "us", or "our") have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. The adjustments are of a normal recurring nature, except as otherwise noted. The results of operations for any quarter or a partial fiscal year period are not necessarily indicative of the results to be expected for other periods or the full fiscal year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended May 29, 2022. There were no significant changes to our accounting policies from those disclosed in Note 1, "Summary of Significant Accounting Policies", to the Consolidated Financial Statements in that Form 10-K.

2. ASSETS HELD FOR SALE

During fiscal 2022, we initiated a plan to sell businesses with operating results included within our Grocery & Snacks, Refrigerated & Frozen, and Foodservice segments. The assets and liabilities have been reclassified as assets and liabilities held for sale within our Condensed Consolidated Balance Sheets for all periods presented and are expected to be sold within twelve months of initiating our plan. In connection with this activity, we recognized an impairment charge of $26.7 million within selling, general and administrative ("SG&A") expenses during the first quarter of fiscal 2023.

The assets and liabilities classified as held for sale reflected in our Condensed Consolidated Balance Sheets were as follows:

	August 28, 2022	May 29, 2022
Current assets	$27.0	$27.0
Noncurrent assets	5.4	31.9
Current liabilities	1.7	1.7
Noncurrent liabilities	2.4	2.4

3. RESTRUCTURING ACTIVITIES

Conagra Restructuring Plan

In fiscal 2019, senior management initiated a restructuring plan for costs incurred in connection with actions taken to improve SG&A expense effectiveness and efficiencies and to optimize our supply chain network (the "Conagra Restructuring Plan"). Although we remain unable to make good faith estimates relating to the entire Conagra Restructuring Plan, we are reporting on actions initiated through the end of the first quarter of fiscal 2023, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of August 28, 2022, we have approved the incurrence of $180.6 million ($53.8 million of cash charges and $126.8 million of non-cash charges) for several projects associated with the Conagra Restructuring Plan. As of August 28, 2022, we have incurred or expect to incur $148.7 million of charges ($46.8 million of cash charges and $101.9 million of non-cash charges) for actions identified to date under the Conagra Restructuring Plan. In the first quarter of fiscal 2023 and 2022, we recognized charges of $4.1 million and $8.5 million, respectively, in connection with the Conagra Restructuring Plan. We expect to incur costs related to the Conagra Restructuring Plan over a multi-year period.

We anticipate that we will recognize the following pre-tax expenses in association with the Conagra Restructuring Plan (amounts include charges recognized from plan inception through the first quarter of fiscal 2023):

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Corporate	Total
Accelerated depreciation	$33.2	$39.6	$—	$—	$—	$72.8
Other cost of goods sold	8.7	2.5	—	—	—	11.2
Total cost of goods sold	41.9	42.1	—	—	—	84.0
Severance and related costs	11.7	1.2	1.3	0.3	4.7	19.2
Asset impairment (net of gains on disposal)	21.9	0.8	0.1	—	—	22.8
Contract/lease termination	0.5	—	—	—	0.1	0.6
Consulting/professional fees	—	—	—	—	5.6	5.6
Other selling, general and administrative expenses	12.8	2.6	—	—	0.5	15.9
Total selling, general and administrative expenses	46.9	4.6	1.4	0.3	10.9	64.1
Total	$88.8	$46.7	$1.4	$0.3	$10.9	$148.1
Pension and postretirement non-service income						0.6
Consolidated total						$148.7

During the first quarter of fiscal 2023, we recognized the following pre-tax expenses for the Conagra Restructuring Plan:

	Grocery & Snacks	Refrigerated & Frozen	Corporate	Total
Other cost of goods sold	$—	$0.2	$—	$0.2
Total cost of goods sold	—	0.2	—	0.2
Severance and related costs	0.1	0.1	—	0.2
Contract/lease termination	0.1	—	—	0.1
Consulting/professional fees	—	—	3.0	3.0
Other selling, general and administrative expenses	0.1	0.4	0.1	0.6
Total selling, general and administrative expenses	0.3	0.5	3.1	3.9
Total	$0.3	$0.7	$3.1	$4.1

Included in the above results are $4.2 million of charges that have resulted or will result in cash outflows and a non-cash net benefit of $0.1 million.

We recognized the following cumulative (plan inception to August 28, 2022) pre-tax expenses for the Conagra Restructuring Plan in our Condensed Consolidated Statement of Operations:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Corporate	Total
Accelerated depreciation	$33.2	$39.6	$—	$—	$—	$72.8
Other cost of goods sold	8.7	2.5	—	—	—	11.2
Total cost of goods sold	41.9	42.1	—	—	—	84.0
Severance and related costs	11.7	1.3	1.3	0.3	4.4	19.0
Asset impairment (net of gains on disposal)	21.9	0.8	0.1	—	—	22.8
Contract/lease termination	0.5	—	—	—	0.1	0.6
Consulting/professional fees	—	—	—	—	4.7	4.7
Other selling, general and administrative expenses	12.7	1.5	—	—	0.4	14.6
Total selling, general and administrative expenses	46.8	3.6	1.4	0.3	9.6	61.7
Total	$88.7	$45.7	$1.4	$0.3	$9.6	$145.7
Pension and postretirement non-service income						0.6
Consolidated total						$146.3

Included in the above results are $44.3 million of charges that have resulted or will result in cash outflows and $102.0 million in non-cash charges.

Liabilities recorded for the Conagra Restructuring Plan and changes therein for the first quarter of fiscal 2023 were as follows:

	Balance at May 29, 2022	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at August 28, 2022
Severance and related costs	$3.2	$0.2	$(0.7)	$—	$2.7
Contract/lease termination	—	0.1	(0.1)	—	—
Consulting/professional fees	1.7	3.0	(1.7)	—	3.0
Other costs	0.2	0.9	(1.1)	—	—
Total	$5.1	$4.2	$(3.6)	$—	$5.7

Pinnacle Integration Restructuring Plan

As of  August 28, 2022, we have substantially completed our restructuring activities related to our Pinnacle Integration Restructuring Plan. In the first quarter of fiscal 2023 and 2022, we recognized charges of $0.8 million and $7.3 million, respectively, in connection with this plan.

We have recognized $294.1 million in pre-tax expenses ($12.7 million in cost of goods sold and $281.4 million in SG&A expenses) from the inception of this plan through  August 28, 2022, related to our continuing operations. Included in these results were $266.1 million of cash charges and $28.0 million of non-cash charges. Our total pre-tax expenses for the Pinnacle Integration Restructuring Plan related to our continuing operations are expected to be $346.4 million ($284.2 million of cash charges and $62.2 million of non-cash charges). The remaining charges relate primarily to certain leased facilities that are not expected to be used in their current capacity through the contractual lease term.

4. LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

During the first quarter of fiscal 2023, we entered into an unsecured term loan agreement (the "Term Loan Agreement") with a financial institution. The Term Loan Agreement provides for delayed draw term loans to the Company in an aggregate principal amount of up to $500.0 million. The Term Loan Agreement matures on August 26, 2025. As of August 28, 2022, there were no outstanding borrowings under the Term Loan Agreement. Subsequent to the end of the first quarter of fiscal 2023, we borrowed the full $500.0 million aggregate principal amount available under the Term Loan Agreement. The proceeds were used to repay the outstanding $250.0 million aggregate principal amount of our 3.25% senior notes on the maturity date of September 15, 2022 as well as to repay outstanding borrowings under our commercial paper program.

Borrowings under the Term Loan Agreement will bear interest at, at the Company's election, either (a) the sum of Term SOFR, plus a 0.10% per annum rate spread adjustment, plus a percentage spread (ranging from 0.90% per annum to 1.375% per annum) based on the Company's senior unsecured long-term indebtedness ratings or (b) the alternate base rate, described in the Term Loan Agreement as the greatest of (i) FCSA's prime rate, (ii) the federal funds rate plus 0.50% and (iii) one-month Term SOFR plus 1.00%, plus a percentage spread (ranging from 0% per annum to 0.375% per annum) based on the Company's senior unsecured long-term indebtedness ratings. The Company may voluntarily prepay term loans under the Term Loan Agreement, in whole or in part, without penalty, subject to certain conditions.

During the first quarter of fiscal 2022, we issued $500.0 million aggregate principal amount of 0.500% senior notes due August 11, 2023.

In the first quarter of fiscal 2023, we entered into a second amended and restated revolving credit agreement (the "Revolving Credit Agreement") with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $2.0 billion (subject to increase to a maximum aggregate principal amount of $2.5 billion with consent of the lenders). It replaced the existing revolving credit facility. The revolving credit facility provided for under the Revolving Credit Agreement matures on August 26, 2027 and is unsecured. The Company may request the term of the Revolving Credit Agreement be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. As of August 28, 2022, there were no outstanding borrowings under the Revolving Credit Agreement.

The Revolving Credit Agreement generally requires our ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest expense not to be less than 3.0 to 1.0 and our ratio of funded net debt to EBITDA not to exceed 4.75 to 1.0 through the third quarter of fiscal 2023 and 4.5 to 1.0 for each quarter there-after, with each ratio to be calculated on a rolling four-quarter basis. As of August 28, 2022, we were in compliance with all financial covenants under the Revolving Credit Agreement.

Net interest expense consists of:

	Thirteen Weeks Ended
	August 28, 2022	August 29, 2021
Long-term debt	$97.7	$96.9
Short-term debt	1.9	0.6
Interest income	(0.9)	(0.3)
Interest capitalized	(1.6)	(3.0)
	$97.1	$94.2

5. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the first quarter of fiscal 2023 was as follows:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Balance as of May 29, 2022	$4,692.4	$5,611.2	$292.8	$732.8	$11,329.2
Currency translation	—	—	(3.9)	—	(3.9)
Impairment	—	(141.7)	—	—	(141.7)
Balance as of August 28, 2022	$4,692.4	$5,469.5	$288.9	$732.8	$11,183.6

Other identifiable intangible assets, excluding amounts classified as held for sale, were as follows:

	August 28, 2022		May 29, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets
Brands and trademarks	$2,816.8	$—	$3,061.6	$—
Amortizing intangible assets
Customer relationships and intellectual property	1,226.8	450.4	1,228.0	436.5
	$4,043.6	$450.4	$4,289.6	$436.5

During the first quarter of fiscal 2023, management reorganized its reporting structure for certain brands within two reporting units in our Refrigerated & Frozen segment. The change in management reporting required us to reassign assets and liabilities, including goodwill, between the reporting units and complete a goodwill impairment test both prior to and subsequent to the change and evaluate other assets in the reporting units for impairment, including indefinite-lived intangibles (brand names and trademarks). The fair value of our indefinite-lived intangibles was determined using the "relief from royalty" methodology.

Fair value of our reporting units is estimated using a discounted cash flow analysis. Both the "relief from royalty" methodology used to value our indefinite-lived intangible assets and the discounted cash flow analysis require us to estimate the future cash flows as well as to select a risk-adjusted discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, we consider historical results adjusted to reflect current and anticipated operating conditions. We estimate cash flows for a reporting unit over a discrete period (typically five years) and a terminal period (considering expected long-term growth rates and trends). We used a discount rate of 7.75% and a terminal growth rate that approximated 1% in estimating the fair value of our Sides, Components, Enhancers reporting unit. Estimating the fair value of individual reporting units and our indefinite-lived intangible assets requires us to make assumptions and estimates in areas such as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. The use of different assumptions or estimates for future cash flows, discount rates, or terminal growth rates could produce substantially different estimates of the fair value.

As a result of our impairment tests, we recognized goodwill impairment charges within SG&A expenses of $141.7 million within our Sides, Components, Enhancers reporting unit.  In addition, we recognized an impairment charge within SG&A expenses of $244.0 million related to our Birds Eye® brand name. The impairments were largely due to the 125 basis point increase in the discount rate as a result of current economic conditions, including a significant increase in interest rates since our last quantitative impairment tests, as well as a downward revision to our sales forecasts.

Amortizing intangible assets carry a remaining weighted average life of approximately 18 years. Amortization expense was $14.8 million and $14.9 million for the first quarter of fiscal 2023 and 2022, respectively. Based on amortizing assets recognized in our Condensed Consolidated Balance Sheet as of August 28, 2022, amortization expense is estimated to average $49.3 million for each of the next five years.

6. DERIVATIVE FINANCIAL INSTRUMENTS

Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.

Commodity futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, diesel fuel and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of August 28, 2022, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through September 2023.

In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of August 28, 2022, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through May 2023.

From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.

Derivatives Designated as Cash Flow Hedges

During the first quarter of fiscal 2019, we entered into deal-contingent forward starting interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to help finance the acquisition of Pinnacle. We settled these contracts during the second quarter of fiscal 2019 and deferred a $47.5 million gain in accumulated other comprehensive income that is being amortized as a reduction of interest expense over the lives of the related debt instruments. The unamortized amount at August 28, 2022, was $34.1 million.

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

All derivative instruments are recognized on our balance sheets at fair value (refer to Note 14 for additional information related to fair value measurements). The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with U.S. GAAP, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At August 28, 2022 and May 29, 2022, amounts representing an obligation to return cash collateral of $1.2 million and $4.0 million, respectively, were included in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.

Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or an obligation to return cash collateral were reflected in our Condensed Consolidated Balance Sheets as follows:

	August 28, 2022	May 29, 2022
Prepaid expenses and other current assets	$12.2	$7.0
Other accrued liabilities	1.0	2.2

The following table presents our derivative assets and liabilities, at August 28, 2022, on a gross basis, prior to the setoff of $2.0 million to total derivative assets and $0.8 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$12.2	Other accrued liabilities	$0.8
Foreign exchange contracts	Prepaid expenses and other current assets	2.0	Other accrued liabilities	1.0
Total derivatives not designated as hedging instruments		$14.2		$1.8

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

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Condensed Consolidated Statements of Operations were as follows:

	Location in Condensed Consolidated	Gains (Losses) Recognized on Derivatives in Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended
Derivatives Not Designated as Hedging Instruments	Statements of Operations of Gains (Losses) Recognized on Derivatives	August 28, 2022	August 29, 2021
Commodity contracts	Cost of goods sold	$6.3	$4.2
Foreign exchange contracts	Cost of goods sold	3.2	6.0
Total gains from derivative instruments not designated as hedging instruments		$9.5	$10.2

As of August 28, 2022, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $116.2 million for purchase contracts. As of May 29, 2022, our open commodity contracts had a notional value of $115.3 million and $96.7 million for purchase and sales contracts, respectively. The notional amount of our foreign currency forward contracts as of August 28, 2022 and May 29, 2022 was $99.4 million and $106.6 million, respectively.

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

At August 28, 2022, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contract, was $2.6 million.

7. SHARE-BASED PAYMENTS

For the first quarter of 2023 and 2022, we recognized total stock-based compensation expense (including restricted stock units, performance shares, and performance-based restricted stock units) of $23.0 million and $2.6 million, respectively. In the first quarter of fiscal 2023, we granted 1.5 million restricted stock units at a weighted average grant date price of $33.12 and 0.7 million performance shares at a weighted average grant date price of $33.13.

Performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goal for one-third of the target number of performance shares for the three-year performance period ending in fiscal 2023 (the "2023 performance period") is based on our fiscal 2021 diluted earnings per share ("EPS") compound annual growth rate ("CAGR"), subject to certain adjustments. The performance goal for the final two-thirds of the target number of performance shares granted for the 2023 performance period is based on our diluted EPS CAGR, subject to certain adjustments, measured over the two-year period ending in fiscal 2023. The performance goal for the three-year performance period ending in fiscal 2024 (the "2024 performance period") is based on our diluted EPS CAGR, subject to certain adjustments, measured over the defined performance period. The performance goals for the three-year performance period ending in fiscal 2025 (the "2025 performance period") are based on our net sales and diluted EPS growth, subject to certain adjustments, measured over the defined performance period, with each year of the performance period weighted one-third. For each of the 2023 performance period, 2024 performance period, and 2025 performance period, the awards actually earned will range from zero to two hundred percent of the targeted number of performance shares for such performance period. Dividend equivalents are paid on the portion of performance shares actually earned at our regular dividend rate in additional shares of common stock.

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

The following table reconciles the income (loss) and average share amounts used to compute both basic and diluted earnings (loss) per share:

	Thirteen Weeks Ended
	August 28, 2022	August 29, 2021
Net income (loss) attributable to Conagra Brands, Inc. common stockholders:	$(77.5)	$235.4
Weighted average shares outstanding:
Basic weighted average shares outstanding	480.6	480.4
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	—	1.9
Diluted weighted average shares outstanding	480.6	482.3

For the first quarter of fiscal 2023, all dilutive stock options, restricted stock unit awards, and other dilutive securities outstanding of 1.7 million shares were excluded from the computation of shares contingently issuable upon exercise, as we recognized a net loss. For the first quarter of fiscal 2022, there were 0.5 million stock options outstanding that were excluded from the computation of diluted weighted average shares because the effect was antidilutive.

9. INVENTORIES

The major classes of inventories were as follows:

	August 28, 2022	May 29, 2022
Raw materials and packaging	$405.4	$383.2
Work in process	220.3	164.8
Finished goods	1,513.5	1,305.9
Supplies and other	90.2	85.8
Total	$2,229.4	$1,939.7

10. INCOME TAXES

In the first quarter of fiscal 2023 and 2022, we recognized income tax expense of $14.4 million and $69.7 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was (22.8)% and 22.8% for the first quarter of fiscal 2023 and 2022, respectively.

The effective tax rate in the first quarter of fiscal 2023 reflected the impact of an impairment of goodwill that is largely non-deductible for tax purposes. During the first quarter of fiscal 2023, goodwill impairment charges totaling $141.7 million were recognized with an associated tax benefit of $2.7 million.

The effective tax rate for the first quarter of fiscal 2022 reflected a benefit from the settlement of tax issues that were previously reserved.

The amount of gross unrecognized tax benefits for uncertain tax positions was $68.0 million as of August 28, 2022 and $62.9 million as of May 29, 2022. Included in both amounts was $0.2 million for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. These amounts also include the issue of certain elections made in connection with our fiscal 2022 federal tax return which is still under review with the IRS. The gross unrecognized tax benefits excluded related liabilities for gross interest and penalties of $6.7 million as of both  August 28, 2022 and May 29, 2022.

The net amount of unrecognized tax benefits at August 28, 2022 and May 29, 2022 that, if recognized, would favorably impact the Company's effective tax rate was $62.9 million and $58.0 million, respectively.

We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $7.0 million over the next twelve months due to various state audit settlements and the expiration of statutes of limitations.

In the prior year, we made the assessment that the current earnings of certain foreign subsidiaries were not indefinitely reinvested or that we could not remit to the U.S. parent in a tax-neutral transaction. Accordingly, we have recorded a deferred tax liability of $7.3 million on approximately $147.4 million of earnings at August 28, 2022. The deferred tax liability relates to local withholding taxes that will be owed when this cash is distributed. The undistributed historic earnings in our foreign subsidiaries through May 30, 2021 are considered to be indefinitely reinvested or can be remitted in a tax-neutral transaction. Accordingly, we have not recorded a deferred tax liability related to these undistributed historic earnings.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law. We are in the process of evaluating the impact of the recently enacted law, including whether we are subject to the corporate alternative minimum tax. However, we do not expect the impact to be material to our Condensed Consolidated Financial Statements.

11. CONTINGENCIES

Litigation Matters

We are a party to certain litigation matters relating to our acquisition of Beatrice Company ("Beatrice") in fiscal 1991, including litigation proceedings related to businesses divested by Beatrice prior to our acquisition of the company. These proceedings have included suits against a number of lead paint and pigment manufacturers, including ConAgra Grocery Products Company, LLC, a wholly owned subsidiary of the Company ("ConAgra Grocery Products") as alleged successor to W. P. Fuller & Co., a lead paint and pigment manufacturer owned and operated by a predecessor to Beatrice from 1962 until 1967. These lawsuits generally seek damages for personal injury, property damage, economic loss, and governmental expenditures allegedly caused by the use of lead-based paint, and/or injunctive relief for inspection and abatement. When such lawsuits have been brought, ConAgra Grocery Products has denied liability, both on the merits of the claims and on the basis that we do not believe it to be the successor to any liability attributable to W. P. Fuller & Co. Decisions favorable to us were rendered in Rhode Island, New Jersey, Wisconsin, and Ohio. ConAgra Grocery Products was held liable for the abatement of a public nuisance in California, and the case was dismissed pursuant to settlement in July 2019 as discussed in the following paragraph. During the first quarter of fiscal 2023, Conagra was a defendant in one active suit in Illinois, captioned Lewis v. Lead Industries Association, Inc., et al., in which the Illinois Department of Healthcare and Family Services ("DHFS") sought to intervene to seek reimbursement of costs associated with the testing of lead levels in blood. On August 19, 2022, an Illinois appellate court affirmed the denial of DHFS' petition to intervene and entered final judgment in favor of Conagra and the other defendants. As of September 23, 2022, the deadline for DHFS to appeal passed. The matter is now closed.

In California, a number of cities and counties joined in a consolidated action seeking abatement of an alleged public nuisance in the form of lead-based paint potentially present on the interior of residences, regardless of its condition. On September 23, 2013, a trial of the California case concluded in the Superior Court of California for the County of Santa Clara, and on January 27, 2014, the court entered a judgment (the "Judgment") against ConAgra Grocery Products and two other defendants ordering the creation of a California abatement fund in the amount of $1.15 billion. Liability was joint and several. The Company appealed the Judgment, and on November 14, 2017 the California Court of Appeal for the Sixth Appellate District reversed in part, holding that the defendants were not liable to pay for abatement of homes built after 1950, but affirmed the Judgment as to homes built before 1951. The Court of Appeal remanded the case to the trial court with directions to recalculate the amount of the abatement fund estimated to be necessary to cover the cost of remediating pre-1951 homes, and to hold an evidentiary hearing regarding appointment of a suitable receiver. ConAgra Grocery Products and the other defendants petitioned the California Supreme Court for review of the decision, which we believe to be an unprecedented expansion of current California law. On February 14, 2018, the California Supreme Court denied the petition and declined to review the merits of the case, and the case was remanded to the trial court for further proceedings. ConAgra Grocery Products and the other defendants sought further review of certain issues from the Supreme Court of the United States, but on October 15, 2018, the Supreme Court declined to review the case. On September 4, 2018, the trial court recalculated its estimate of the amount needed to remediate pre-1951 homes in the plaintiff jurisdictions to be $409.0 million. As of July 10, 2019, the parties reached an agreement in principle to resolve this matter, which agreement was approved by the trial court on July 24, 2019, and the action against ConAgra Grocery Products was dismissed with prejudice. Pursuant to the settlement, ConAgra Grocery Products will pay a total of $101.7 million in seven installments to be paid annually from fiscal 2020 through fiscal 2026, of which we have made payments through August 28, 2022 of $49.0 million. As part of the settlement, ConAgra Grocery Products has provided a guarantee of up to $15.0 million in the event co-defendant, NL Industries, Inc., defaults on its payment obligations. We have accrued $11.9 million and $40.4 million, within other accrued liabilities and other noncurrent liabilities, respectively, for this matter as of August 28, 2022. The extent of insurance coverage is uncertain and the Company's carriers are on notice; however, any possible insurance recovery has not been considered for purposes of determining our liability.

We are party to a number of putative class action lawsuits challenging various product claims made in the Company's product labeling. These matters include Briseno v. ConAgra Foods, Inc. in which it is alleged that the labeling for Wesson® oils as 100% natural is false and misleading because the oils contain genetically modified plants and organisms. In February 2015, the U.S. District Court for the Central District of California granted class certification to permit plaintiffs to pursue state law claims. The Company appealed to the United States Court of Appeals for the Ninth Circuit, which affirmed class certification in January 2017. The Supreme Court of the United States declined to review the decision and the case was remanded to the trial court for further proceedings. On April 4, 2019, the trial court granted preliminary approval of a settlement in this matter. In the second quarter of fiscal 2020, a single objecting class member appealed the court's decision approving the settlement to the United States Court of Appeals for the Ninth Circuit. On June 1, 2021, the appellate court rejected the settlement and remanded to the trial court for further proceedings. On December 22, 2021, the trial court denied plaintiffs' motion for final approval of the settlement. While we cannot predict with certainty the results of this or any other legal proceeding challenging our product claims, we do not expect these matters to have a material adverse effect on our financial condition, results of operations, or business.

We are party to matters challenging the Company's wage and hour practices. While we cannot predict with certainty the results of this or any other legal proceeding challenging our wage and hour practices, we do not expect these matters to have a material adverse effect on our financial condition, results of operations, or business.

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

In October 2019, the Minnesota Pollution Control Agency ("MPCA") initiated an odor complaint investigation at our Waseca, Minnesota vegetable processing facility. As a result of the investigation, the MPCA required implementation of a continuous monitoring system running from May 1 – October 31 in 2020 and 2021 and from April 1 – October 31 in 2022 to monitor hydrogen sulfide emissions at the wastewater treatment facility. As a result of the monitoring data findings, the MPCA has alleged violations of Minnesota Ambient Air Quality Standards based on our hydrogen sulfide emissions during calendar years 2020, 2021, and 2022. The MPCA's current proposed penalty is $1.8 million for 2020 and $4.3 million for 2021, however, we are still in settlement negotiations with the MPCA to reduce the amount allegedly owed. To that end, Conagra is taking additional actions to improve wastewater treatment at the Waseca facility, which may be used to offset portions of the penalties ultimately agreed upon by the parties.

We are a party to certain environmental proceedings relating to our acquisition of Beatrice in fiscal 1991. Such proceedings related to businesses divested by Beatrice prior to our acquisition of Beatrice. The current environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's possible status as a potentially responsible party at approximately 35 Superfund, proposed Superfund, or state-equivalent sites (the "Beatrice sites"). These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, polychlorinated biphenyls, acids, lead, sulfur, tannery wastes, and/or other contaminants. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $39.6 million ($2.0 million within other accrued liabilities and $37.6 million within other noncurrent liabilities) as of August 28, 2022, a majority of which relates to the Superfund and state-equivalent sites referenced above.

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

We also guarantee a lease resulting from an exited facility. As of August 28, 2022, the remaining term of this arrangement did not exceed five years and the maximum amount of future payments we have guaranteed was $10.6 million.

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

Components of pension and postretirement plan costs (benefits) are:

	Pension Plans
	Thirteen Weeks Ended
	August 28, 2022	August 29, 2021
Service cost	$1.6	$2.7
Interest cost	31.0	20.8
Expected return on plan assets	(36.5)	(36.4)
Amortization of prior service cost	0.4	0.5
Pension cost (benefit) — Company plans	(3.5)	(12.4)
Pension cost (benefit) — multi-employer plans	2.2	1.9
Total pension cost (benefit)	$(1.3)	$(10.5)

	Postretirement Plans
	Thirteen Weeks Ended
	August 28, 2022	August 29, 2021
Interest cost	0.5	0.3
Amortization of prior service cost (benefit)	(0.4)	(0.5)
Recognized net actuarial gain	(1.1)	(0.8)
Total postretirement cost (benefit)	$(1.0)	$(1.0)

The Company uses a split discount rate (spot-rate approach) for the U.S. plans and certain foreign plans. The spot-rate approach applies separate discount rates for each projected benefit payment in the calculation of pension service and interest cost.

The weighted-average discount rates for service and interest costs under the spot-rate approach used for pension cost in fiscal 2023 were 4.74% and 4.09%, respectively.

During the first quarter of fiscal 2023, we contributed $3.0 million to our pension plans and contributed $1.9 million to our postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $9.4 million to our pension plans during the remainder of fiscal 2023. We anticipate making further contributions of approximately $6.2 million to our postretirement plans during the remainder of fiscal 2023. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.

13. STOCKHOLDERS' EQUITY

The following table presents a reconciliation of our stockholders' equity accounts for the thirteen weeks ended August 28, 2022:

	Conagra Brands, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 29, 2022	584.2	$2,921.2	2,324.6	$6,550.7	$(11.2)	$(2,997.6)	$74.5	$8,862.2
Stock option and incentive plans			(1.6)	0.2		16.3		14.9
Currency translation adjustments					(11.5)		(2.1)	(13.6)
Repurchase of common shares						(50.0)		(50.0)
Derivative adjustments					(2.1)			(2.1)
Pension and postretirement healthcare benefits					1.4			1.4
Dividends declared on common stock; $0.33 per share				(158.6)				(158.6)
Net income (loss) attributable to Conagra Brands, Inc.				(77.5)				(77.5)
Balance at August 28, 2022	584.2	$2,921.2	$2,323.0	$6,314.8	$(23.4)	$(3,031.3)	$72.4	$8,576.7

The following table presents a reconciliation of our stockholders' equity accounts for the thirteen weeks ended August 29, 2021:

	Conagra Brands, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 30, 2021	584.2	$2,921.2	$2,342.1	$6,262.6	$5.8	$(2,979.9)	$79.6	$8,631.4
Stock option and incentive plans			(37.1)	0.2		21.8	0.3	(14.8)
Currency translation adjustments					(14.4)		(1.3)	(15.7)
Repurchase of common shares						(50.0)		(50.0)
Derivative adjustments					(2.1)			(2.1)
Activities of noncontrolling interests							0.3	0.3
Pension and postretirement healthcare benefits					1.3			1.3
Dividends declared on common stock; $0.3125 per share				(149.9)				(149.9)
Net income attributable to Conagra Brands, Inc.				235.4				235.4
Balance at August 29, 2021	584.2	$2,921.2	$2,305.0	$6,348.3	$(9.4)	$(3,008.1)	$78.9	$8,635.9

The following table details the accumulated balances for each component of other comprehensive loss, net of tax:

	August 28, 2022	May 29, 2022
Currency translation losses, net of reclassification adjustments	$(106.6)	$(95.1)
Derivative adjustments, net of reclassification adjustments	27.7	29.8
Pension and postretirement benefit obligations, net of reclassification adjustments	55.5	54.1
Accumulated other comprehensive loss	$(23.4)	$(11.2)

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) into income:

	Thirteen Weeks Ended		Affected Line Item in the Condensed Consolidated Statement of Operations[1]
	August 28, 2022	August 29, 2021
Net derivative adjustments:
Cash flow hedges	$(0.8)	$(0.8)	Interest expense, net
Cash flow hedges	0.2	0.5	Equity method investment earnings
	(0.6)	(0.3)	Total before tax
	0.2	0.1	Income tax expense
	$(0.4)	$(0.2)	Net of tax
Pension and postretirement liabilities:
Net actuarial gain	$(1.1)	$(0.8)	Pension and postretirement non-service income
	(1.1)	(0.8)	Total before tax
	0.4	0.2	Income tax expense
	$(0.7)	$(0.6)	Net of tax

1Amounts in parentheses indicate income recognized in the Condensed Consolidated Statements of Operations.

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

The following table presents our financial instruments measured at fair value on a recurring basis for which, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 28, 2022:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$9.6	$2.6	$—	$12.2
Deferred compensation assets	7.2	—	—	7.2
Available-for-sale debt securities	—	—	7.8	7.8
Total assets	$16.8	$2.6	$7.8	$27.2
Liabilities:
Derivative liabilities	$—	$1.0	$—	$1.0
Deferred compensation liabilities	72.4	—	—	72.4
Total liabilities	$72.4	$1.0	$—	$73.4

The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 29, 2022:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$5.7	$1.3	$—	$7.0
Deferred compensation assets	7.5	—	—	7.5
Available-for-sale debt securities	—	—	7.6	7.6
Total assets	$13.2	$1.3	$7.6	$22.1
Liabilities:
Derivative liabilities	$—	$2.2	$—	$2.2
Deferred compensation liabilities	72.6	—	—	72.6
Total liabilities	$72.6	$2.2	$—	$74.8

Certain assets and liabilities, including long-lived assets, goodwill, asset retirement obligations, and equity investments are measured at fair value on a nonrecurring basis using Level 3 inputs.

In the first quarter of fiscal 2023, we recognized a charge for the impairment of an indefinite-lived brand of $244.0 million in our Refrigerated & Frozen segment. The fair value of this brand was estimated using the "relief from royalty" method (see Note 5).

During the first quarter of fiscal 2023, goodwill impairment charges totaling $141.7 million were recognized within our Refrigerated & Frozen segment.  The impairments were measured using a discounted cash flow valuation model specific to the Sides, Components and Enhancers reporting unit (see Note 5).

In the first quarter of fiscal 2023, we recognized impairment charges totaling $0.5 million in our Grocery & Snacks segment, $5.7 million in our Refrigerated & Frozen segment, and $20.5 million in our Foodservice segment. The impairments were measured based upon the estimated sales price of the disposal group (see Note 2).

The carrying amount of long-term debt (including current installments) was $8.79 billion and $8.80 billion as of August 28, 2022 and May 29, 2022, respectively. Based on current market rates, the fair value of this debt (level 2 liabilities) at August 28, 2022 and May 29, 2022, was estimated at $8.71 billion and $8.85 billion, respectively.

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

Operating profit (loss) for each of the segments is based on net sales less all identifiable operating expenses. General corporate expense; pension and postretirement non-service income; interest expense, net; income taxes; and equity method investment earnings have been excluded from segment operations.

	Thirteen Weeks Ended
	August 28, 2022	August 29, 2021
Net sales
Grocery & Snacks	$1,188.3	$1,075.1
Refrigerated & Frozen	1,207.6	1,101.8
International	233.5	236.6
Foodservice	274.9	239.8
Total net sales	$2,904.3	$2,653.3
Operating profit (loss)
Grocery & Snacks	$250.4	$215.9
Refrigerated & Frozen	(216.3)	157.6
International	26.9	34.1
Foodservice	1.2	20.3
Total operating profit	$62.2	$427.9
Equity method investment earnings	49.2	20.2
General corporate expense	83.5	64.6
Pension and postretirement non-service income	6.1	16.1
Interest expense, net	97.1	94.2
Income tax expense	14.4	69.7
Net income (loss)	$(77.5)	$235.7
Less: Net income attributable to noncontrolling interests	—	0.3
Net income (loss) attributable to Conagra Brands, Inc.	$(77.5)	$235.4

The following table presents further disaggregation of our net sales:

	Thirteen Weeks Ended
	August 28, 2022	August 29, 2021
Frozen	$1,008.4	$920.4
Staples
Other shelf-stable	690.1	641.6
Refrigerated	199.2	181.4
Snacks	498.2	433.5
Foodservice	274.9	239.8
International	233.5	236.6
Total net sales	$2,904.3	$2,653.3

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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen Weeks Ended
	August 28, 2022	August 29, 2021
Gross derivative gains incurred	$9.5	$10.2
Less: Net derivative gains allocated to reporting segments	9.0	5.0
Net derivative gains recognized in general corporate expenses	$0.5	$5.2
Net derivative gains allocated to Grocery & Snacks	$5.0	$3.2
Net derivative gains allocated to Refrigerated & Frozen	3.3	4.7
Net derivative gains (losses) allocated to International	0.1	(3.2)
Net derivative gains allocated to Foodservice	0.6	0.3
Net derivative gains included in segment operating profit	$9.0	$5.0

As of August 28, 2022, the cumulative amount of net derivative gains from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $16.4 million. This amount reflected net gains of $10.3 million incurred during the thirteen weeks ended August 28, 2022 and net gains of $6.1 million incurred prior to fiscal 2023. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results gains of $16.0 million in fiscal 2023 and gains of $0.4 million in fiscal 2024 and thereafter.

Assets by Segment

The majority of our manufacturing assets are shared across multiple reporting segments. Output from these facilities used by each reporting segment can change over time. Also, working capital balances are not tracked by reporting segment. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment. Total depreciation expense was $78.2 million and $81.6 million for the first quarter of fiscal 2023 and 2022, respectively.

Other Information

Our operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant with respect to consolidated operations for the first quarter of fiscal 2023 and 2022. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were approximately $241.8 million and $243.3 million in the first quarter of fiscal 2023 and 2022, respectively. Our long-lived assets located outside of the United States are not significant.

Our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 27% and 26% of consolidated net sales in the first quarter of fiscal 2023 and 2022, respectively, primarily in the Grocery & Snacks and Refrigerated & Frozen segments.

Walmart, Inc. and its affiliates accounted for approximately 16% and 30% of consolidated net receivables as of August 28, 2022 and May 29, 2022, respectively. The Kroger Co. and its affiliates accounted for approximately 10% and 9% of consolidated net receivables as of August 28, 2022 and May 29, 2022, respectively.

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

Readers of this report should understand that these forward-looking statements are not guarantees of performance or results. Forward-looking statements provide our current expectations and beliefs concerning future events and are subject to risks, uncertainties, and factors relating to our business and operations, all of which are difficult to predict and could cause our actual results to differ materially from the expectations expressed in or implied by such forward-looking statements. These risks, uncertainties, and factors include, among other things: the risk that the cost savings and any other synergies from the acquisition of Pinnacle Foods, Inc. (the "Pinnacle acquisition") may not be fully realized or may take longer to realize than expected; the risk that the Pinnacle acquisition may not be accretive within the expected timeframe or to the extent anticipated; the risks that the Pinnacle acquisition and related integration will create disruption to the Company and its management and impede the achievement of business plans; risks related to our ability to achieve the intended benefits of other recent acquisitions and divestitures; risks associated with general economic and industry conditions; risks associated with our ability to successfully execute our long-term value creation strategies; risks related to our ability to deleverage on currently anticipated timelines, and to continue to access capital on acceptable terms or at all; risks related to our ability to execute operating and restructuring plans and achieve targeted operating efficiencies from cost-saving initiatives, and to benefit from trade optimization programs; risks related to the effectiveness of our hedging activities and ability to respond to volatility in commodities; risks related to the Company's competitive environment and related market conditions; risks related to our ability to respond to changing consumer preferences and the success of our innovation and marketing investments; risks related to the ultimate impact of any product recalls and litigation, including litigation related to the lead paint and pigment matters, as well as any securities litigation, including securities class action lawsuits; risk associated with actions of governments and regulatory bodies that affect our businesses, including the ultimate impact of new or revised regulations or interpretations; risks related to the impact of the COVID-19 pandemic on our business, suppliers, consumers, customers, and employees; risks related to our forecasts of consumer eat-at-home habits as the impacts of the COVID-19 pandemic abate; risks related to the availability and prices of supply chain resources, including raw materials, packaging, and transportation, including any negative effects caused by changes in inflation rates, weather conditions, health pandemics or outbreaks of disease, or actual or threatened hostilities or war, or other geopolitical uncertainty; disruptions or inefficiencies in our supply chain and/or operations, including from the COVID-19 pandemic; risks related to disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine; risks associated with actions by our customers, including changes in distribution and purchasing terms; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges; risks related to a material failure in or breach of our or our vendors' information technology systems; the amount and timing of future dividends, which remain subject to Board approval and depend on market and other conditions; risks related to the Company's ability to execute on its strategies or achieve expectations related to environmental, social, and governance matters, including as a result of evolving legal, regulatory, and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of  requisite financing, and changes in carbon markets; and other risks described in our reports filed from time to time with the Securities and Exchange Commission (the "SEC"). We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility to update these statements, except as required by law.

The discussion that follows should be read together with the unaudited Condensed Consolidated Financial Statements and related notes contained in this report and with the financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended May 29, 2022 and subsequent filings with the SEC. Results for the first quarter of fiscal 2023 are not necessarily indicative of results that may be attained in the future.

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

Fiscal 2023 First Quarter Results

In the first quarter of fiscal 2023, results reflected an increase in net sales, with organic (excludes the impact of foreign exchange) increases in all of our segments, in each case compared to the first quarter of fiscal 2022. Overall gross profit increased primarily as a result of higher net sales, which more than offset input cost inflation, elevated supply chain operating costs, and unfavorable operating leverage. Overall segment operating profit decreased in our Refrigerated & Frozen, International, and Foodservice segments, which was partially offset by an increase in our Grocery & Snacks segment. Corporate expenses were higher primarily due to higher share-based payment expense. Selling, general and administrative ("SG&A") expenses were higher due primarily to our goodwill and brand impairment charges in addition to other items impacting comparability as discussed below. We recognized higher equity method investment earnings, higher interest expense, and lower income tax expense, in each case compared to the first quarter of fiscal 2022. Excluding items impacting comparability, our effective tax rate was slightly lower compared to the first quarter of fiscal 2022.

Diluted loss per share in the first quarter of fiscal 2023 was $0.16. Diluted earnings per share in the first quarter of fiscal 2022 was $0.49. Diluted loss per share was affected by lower net income in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022.

In the first quarter of fiscal 2023, we continued to experience significant input cost inflation, including elevated supply chain costs, that negatively impacted gross margins. We expect input cost inflation to remain elevated throughout the rest of fiscal 2023. Supply chain realized productivity and pricing actions are expected to mitigate some of the inflationary pressures. As our estimates of inflation for fiscal 2023 continue to change, it is impractical to quantify the impact at this time. As we approach our annual goodwill and brand impairment assessment in the fourth quarter of fiscal 2023, continued increases to interest rates coupled with the uncertainty in the inflationary environment creates a heightened risk for future impairments later in the fiscal year.

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

Items of note impacting comparability for the first quarter of fiscal 2023 included the following:

●

charges totaling $385.7 million ($326.8 million after-tax) related to the goodwill and Birds Eye® brand impairments in connection with certain reporting unit changes within our Refrigerated & Frozen segment,

●	charges totaling $26.7 million ($20.1 million after-tax) related to the impairment of businesses held for sale, and

●	net charges totaling $4.9 million ($3.7 million after-tax) in connection with our restructuring plans.

Items of note impacting comparability for the first quarter of fiscal 2022 included the following:

●	charges totaling $15.8 million ($11.9 million after-tax) in connection with our restructuring plans and

●	an income tax benefit of $3.6 million related to the settlement of a tax matter that was previously reserved.

Restructuring Plans

In fiscal 2019, senior management initiated a restructuring plan for costs incurred in connection with actions taken to improve SG&A expense effectiveness and efficiencies and to optimize our supply chain network (the "Conagra Restructuring Plan"). Although we remain unable to make good faith estimates relating to the entire Conagra Restructuring Plan, we are reporting on actions initiated through the end of the first quarter of fiscal 2023, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of August 28, 2022, we have approved the incurrence of $180.6 million ($53.8 million of cash charges and $126.8 million of non-cash charges) for several projects associated with the Conagra Restructuring Plan. As of August 28, 2022, we have incurred or expect to incur $148.7 million of charges ($46.8 million of cash charges and $101.9 million of non-cash charges) for actions identified to date under the Conagra Restructuring Plan. In the first quarter of fiscal 2023 and 2022, we recognized charges of $4.1 million and $8.5 million, respectively, in connection with the Conagra Restructuring Plan. We expect to incur costs related to the Conagra Restructuring Plan over a multi-year period.

As of August 28, 2022, we have substantially completed our restructuring activities related to our Pinnacle Integration Restructuring Plan. In the first quarter of fiscal 2023 and 2022, we recognized charges of $0.8 million and $7.3 million, respectively, in connection with the Pinnacle Integration Restructuring Plan. Our total pre-tax expenses for this plan related to our continuing operations are expected to be $346.4 million ($284.2 million of cash charges and $62.2 million of non-cash charges).

COVID–19 Pandemic

We continue to monitor the impact of the COVID-19 pandemic on all aspects of our business. During the first quarter of fiscal 2023, we continued to experience elevated demand for our products in the retail segments versus pre-pandemic levels, but volumes were lower compared to the first quarter of fiscal 2022 primarily due to the elasticity impact from inflation-driven pricing actions. We experienced higher demand for our foodservice products across all of our major markets during the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 as consumer traffic in away-from-home food outlets continues to recover from the impacts of the pandemic.

As we continue throughout fiscal 2023, we generally expect retail demand levels to remain elevated versus pre-pandemic levels and we continue to expect foodservice demand levels to return to more historical norms. However, uncertainty remains with the pandemic and such trends ultimately depend on the length and severity of the pandemic, inclusive of the introduction of new strains and variants of the virus; infection rates in the markets where we do business; the federal, state, and local government actions taken in response; vaccine effectiveness; and the macroeconomic environment. We also continue to expect a decrease in costs related to the COVID-19 pandemic and a decrease in supply chain costs as we continue to recover our service levels. We will continue to evaluate the extent to which the COVID-19 related uncertainty and attendant costs will impact those in our supply chain, including suppliers, distributors, and manufacturers, which may impact our business, consolidated results of operations, and financial condition.

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

Net Sales

	Net Sales
($ in millions)	Thirteen Weeks Ended
Reporting Segment	August 28, 2022	August 29, 2021	% Inc (Dec)
Grocery & Snacks	$1,188.3	$1,075.1	11%
Refrigerated & Frozen	1,207.6	1,101.8	10%
International	233.5	236.6	(1)%
Foodservice	274.9	239.8	15%
Total	$2,904.3	$2,653.3	9%

Net sales for the first quarter of fiscal 2023 in our Grocery & Snacks segment included a decrease in volumes of 6% compared to the prior-year period. The decrease in volumes was primarily due to the elasticity impact from inflation-driven pricing actions. Price/mix increased 17% for the first quarter of fiscal 2023 when compared to the prior-year period due to favorability in inflation-driven pricing and favorable brand mix.

Net sales for the first quarter of fiscal 2023 in our Refrigerated & Frozen segment reflected a decrease in volumes of 2% compared to the prior-year period primarily due to the elasticity impact from inflation-driven pricing actions. Price/mix increased by 12% for the first quarter of fiscal 2023 when compared to the prior-year period due to favorability in inflation-driven pricing.

Net sales for the first quarter of fiscal 2023 in our International segment reflected a 7% decrease in volumes, a 2% decrease due to unfavorable foreign exchange rates, and an 8% increase in price/mix, in each case compared to the prior-year period. The decrease in volumes was driven by the elasticity impact from inflation-driven pricing actions. The increase in price/mix was primarily due to favorability in inflation-driven pricing.

Net sales for the first quarter of fiscal 2023 in our Foodservice segment reflected a 4% decrease in volumes compared to the prior-year period. The decrease in volumes was driven by the elasticity impact from inflation-driven pricing actions. Price/mix increased by 19% in the first quarter of fiscal 2023 compared to the prior-year period, reflecting inflation-driven pricing.

SG&A Expenses (includes general corporate expenses)

SG&A expenses totaled $741.6 million for the first quarter of fiscal 2023, an increase of $431.5 million, as compared to the first quarter of fiscal 2022. SG&A expenses for the first quarter of fiscal 2023 reflected the following:

Items impacting comparability of earnings

●	charges totaling $385.7 million related to the goodwill and Birds Eye® brand impairments in connection with certain reporting unit changes within our Refrigerated & Frozen segment,

●	charges totaling $26.7 million related to the impairment of businesses held for sale, and

●	net charges of $4.7 million in connection with our restructuring plans.

Other changes in expenses compared to the first quarter of fiscal 2022

●	an increase in share-based payment expense of $20.3 million primarily due to a decrease in our share price in the prior-year period and more significant award vesting in the current period,

●	a decrease in deferred compensation expense of $3.9 million primarily due to market gains in the prior-year period,

●	an increase in salary, wage, and fringe benefit expense of $2.7 million,

●	an increase consulting and professional fees of $2.1 million, and

●	an increase in travel and entertainment expense of $2.1 million.

SG&A expenses for the first quarter of fiscal 2022 included the following items impacting the comparability of earnings:

●	expenses of $9.4 million in connection with our restructuring plans and

●	expenses of $1.0 million associated with costs incurred for planned divestitures.

Segment Operating Profit (Loss) (Earnings (loss) before general corporate expenses, pension and postretirement non-service income, interest expense, net, income taxes, and equity method investment earnings)

	Operating Profit (Loss)
($ in millions)	Thirteen Weeks Ended
Reporting Segment	August 28, 2022	August 29, 2021	% Inc (Dec)
Grocery & Snacks	$250.4	$215.9	16%
Refrigerated & Frozen	(216.3)	157.6	N/A
International	26.9	34.1	(21)%
Foodservice	1.2	20.3	(94)%

Operating profit in our Grocery & Snacks segment for the first quarter of fiscal 2023 reflected an increase in gross profits of $34.8 million compared to the first quarter of fiscal 2022. The higher gross profit was driven by the net sales growth discussed above, partially offset by the impacts of input cost inflation, unfavorable fixed cost leverage, and elevated supply chain operating costs. Operating profit of the Grocery & Snacks segment was impacted by expense of $0.3 million and $4.1 million related to our restructuring plans in the first quarter of fiscal 2023 and 2022, respectively. The first quarter of fiscal 2023 included expenses of $2.6 million related to a municipal water break.

Operating loss in our Refrigerated & Frozen segment for the first quarter of fiscal 2023 reflected an increase in gross profits of $21.8 million compared to the first quarter of fiscal 2022. The increase was driven by the net sales growth discussed above, partially offset by the impacts of input cost inflation, unfavorable fixed cost leverage, and elevated supply chain operating costs. Operating loss in the first quarter of fiscal 2023 included charges of $385.7 million related to the goodwill and Birds Eye® brand impairments in connection with certain reporting unit changes within our Refrigerated & Frozen segment. Operating loss in the first quarter of fiscal 2023 also included charges of $5.7 million related to the impairment of businesses held for sale. Operating loss of the Refrigerated & Frozen segment was impacted by expense of $0.6 million and $5.0 million related to our restructuring plans in the first quarter of fiscal 2023 and 2022, respectively.

Operating profit in our International segment for the first quarter of fiscal 2023 reflected a decrease in gross profits of $6.4 million when compared to the prior-year period due to the impacts of input cost inflation and unfavorable fixed cost leverage.

Operating profit in our Foodservice segment for the first quarter of fiscal 2023 reflected an increase in gross profits of $1.4 million compared to the first quarter of fiscal 2022. The increase in gross profit was driven by the net sales growth discussed above, partially offset by the impacts of input cost inflation, unfavorable fixed cost leverage, and elevated supply chain operating costs. The first quarter of fiscal 2023 included expense of $20.5 million related to the impairment of businesses held for sale.

Pension and Postretirement Non-service Income

In the first quarter of fiscal 2023, pension and postretirement non-service income was $6.1 million, a decrease of $10.0 million compared to the first quarter of fiscal 2022. The first quarter of fiscal 2023 reflected higher interest costs.

Interest Expense, Net

Net interest expense was $97.1 million and $94.2 million for the first quarter of fiscal 2023 and 2022, respectively. The increase was driven by a higher weighted average interest rate on outstanding debt. See Note 4, "Long-Term Debt and Revolving Credit Facility", to the Condensed Consolidated Financial Statements contained in this report for further discussion.

Income Taxes

In the first quarter of fiscal 2023 and 2022, we recognized income tax expense of $14.4 million and $69.7 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was approximately (22.8)% and 22.8% for the first quarter of fiscal 2023 and 2022, respectively. The effective tax rate for the first quarter of fiscal 2023 was principally impacted by the non-deductible goodwill impairments noted above. See Note 10, "Income Taxes", to the Condensed Consolidated Financial Statements contained in this report for a discussion on the change in effective tax rates.

Equity Method Investment Earnings

Equity method investment earnings were $49.2 million and $20.2 million for the first quarter of fiscal 2023 and 2022, respectively. Ardent Mills earnings for the first quarter of fiscal 2023 reflected favorable market conditions, including the joint venture's effective management through the recent volatility in the wheat markets.

Earnings (Loss) Per Share

Diluted loss per share in the first quarter of fiscal 2023 was $0.16. Diluted earnings per share in the first quarter of fiscal 2022 was $0.49. The decrease in diluted earnings per share reflected lower net income.

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

Borrowing Facilities and Long-Term Debt

At August 28, 2022, we had a revolving credit facility (the "Revolving Credit Facility") with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $2.0 billion (subject to increase to a maximum aggregate principal amount of $2.5 billion with the consent of the lenders). The Revolving Credit Facility matures on August 26, 2027 and is unsecured. The Company may request the term of the Revolving Credit Facility be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. We have historically used a credit facility principally as a back-up for our commercial paper program. As of August 28, 2022, there were no outstanding borrowings under the Revolving Credit Facility.

As of August 28, 2022, we had $248.0 million outstanding under our commercial paper program. The highest level of borrowings during the first quarter of fiscal 2023 was $398.0 million. We had $180.0 million outstanding under our commercial paper program as of May 29, 2022.

During the first quarter of fiscal 2023, we entered into an unsecured term loan agreement (the "Term Loan Agreement") with a financial institution. The Term Loan Agreement provides for delayed draw term loans to the Company in an aggregate principal amount of up to $500.0 million. The Term Loan Agreement matures on August 26, 2025. As of August 28, 2022, there were no outstanding borrowings under the Term Loan Agreement. Subsequent to the end of the first quarter of fiscal 2023, we borrowed the full $500.0 million aggregate principal amount available under the Term Loan Agreement. The proceeds were used to repay the outstanding $250.0 million aggregate principal amount of our 3.25% senior notes on the maturity date of September 15, 2022 as well as to repay outstanding borrowings under our commercial paper program.

For additional information about our long-term debt balances, refer to Note 4, "Long-Term Debt and Revolving Credit Facility", to the Condensed Consolidated Financial Statements contained in this report and Note 3, "Long-Term Debt", to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 29, 2022. The weighted average coupon interest rate of long-term debt obligations outstanding as of August 28, 2022, was approximately 4.4%.

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

As of the end of the first quarter of fiscal 2023, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the Revolving Credit Facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult, or impossible.

Our most restrictive debt agreement (the Revolving Credit Facility) generally requires our ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest expense not be less than 3.0 to 1.0 and our ratio of funded net debt to EBITDA not to exceed 4.75 to 1.0 through the third quarter of fiscal 2023 and 4.5 to 1.0 for each quarter there-after. Each ratio is to be calculated on a rolling four-quarter basis. As of August 28, 2022, we were in compliance with these financial covenants.

Equity and Dividends

We repurchase shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. During the first quarter of fiscal 2023, we repurchased 1.4 million shares of our common stock under this authorization for an aggregate of $50.0 million. The Company's total remaining share repurchase authorization as of August 28, 2022, was $1.02 billion.

On September 1, 2022, the company paid a quarterly cash dividend on shares of its common stock of $0.33 per share to stockholders of record as of close of business on August 3, 2022. On October 5, 2022, our Board approved and the Company announced a quarterly dividend payment of $0.33 per share to be paid on December 1, 2022, to stockholders of record as of close of business on November 3, 2022.

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

As of August 28, 2022, our finance and operating lease liabilities reported in our Condensed Consolidated Balance Sheet totaled $122.7 million and $232.3 million, respectively. We have entered into contracts that are or contain a lease that have not yet commenced with aggregate payments totaling $270.6 million, as of August 28, 2022. For additional information, refer to Note 14, "Leases", to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 29, 2022.

The liability for gross unrecognized tax benefits related to uncertain tax positions was $68.0 million as of August 28, 2022. For additional information, refer to Note 10, "Income Taxes", to the Condensed Consolidated Financial Statements contained in this report and Note 13, "Pre-Tax Income and Income Taxes", to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 29, 2022.

As of May 29, 2022, we had an aggregate funded pension asset of $162.1 million and an aggregate unfunded postretirement benefit obligation totaling $61.4 million. We expect to make payments totaling approximately $12.4 million and $8.1 million in fiscal 2023 to fund our pension and postretirement plans, respectively. See Note 12 "Pension and Postretirement Benefits", to the Condensed Consolidated Financial Statements contained in this report and Note 17, "Pension and Postretirement Benefits", to the Consolidated Financial Statements and "Critical Accounting Estimates – Employee-Related Benefits" contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 29, 2022, for further discussion of our pension obligation and factors that could affect estimates of these obligations.

As of August 28, 2022, our unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts) totaled approximately $3.03 billion. Approximately $2.12 billionof this balance is due in less than one year. Included in this amount are open purchase orders and other supply agreements totaling approximately $1.89 billion, which are generally settleable in the ordinary course of business. Some are not legally binding and/or may be cancellable. Warehousing service agreements totaling approximately $622 millionmake up a majority of our remaining unconditional purchase obligations with various terms of up to 10 years.

We expect to have sufficient cash flows from the above cited sources to meet the material cash requirements of these contractual obligations as they become settleable in the ordinary course of business.

Capital Expenditures

We continue to make investments in our business and operating facilities. Our estimate of capital expenditures for fiscal 2023 is approximately $500 million.

Supplier Arrangements

We offer certain suppliers access to a third-party service that allows them to view our scheduled payments online. The third-party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third party, or any financial institutions concerning this service. All balances remain as obligations to our suppliers as stated in our supplier agreements and are reflected in accounts payable within our Condensed Consolidated Balance Sheets. The associated payments are included in net cash flows from operating activities within our Condensed Consolidated Statements of Cash Flows. As of August 28, 2022 and May 29, 2022, $384.1 million and $378.3 million, respectively, of our total accounts payable was payable to suppliers who utilize this third-party service.

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

Cash Flows

During the first quarter of fiscal 2023, we used $15.9 million of cash, which was the net result of $263.7 million generated from operating activities, $123.4 million used in investing activities, $154.4 million used in financing activities, and a decrease of $1.8 million due to the effects of changes in foreign currency exchange rates.

Cash generated from operating activities totaled $263.7 million and $139.8 million in the first quarter of fiscal 2023 and 2022, respectively. The increase in operating cash flows for the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 was primarily driven by higher gross profits and the accelerated receipt of our outstanding receivables. In the first quarter of fiscal 2023, we utilized certain customer payment term offerings to accelerate receipt on our outstanding receivables in exchange for a slightly higher prompt pay discount, which increased our cash flow from operations by approximately $164 million. This was partially offset by higher inventory balances, largely due to input cost inflation and some inventory rebuild from previous supply chain constraints.

Cash used in investing activities totaled $123.4 million and $154.9 million in the first quarter of fiscal 2023 and 2022, respectively. Net cash outflows from investing activities in the first quarter of fiscal 2023 and 2022 consisted primarily of capital expenditures totaling $125.4 million and $154.9 million, respectively.

Cash used in financing activities totaled $154.4 million in the first quarter of fiscal 2023, compared to cash generated of $5.5 million in the first quarter of fiscal 2022. Financing activities in the first quarter of fiscal 2023 principally reflect net short-term borrowing issuances of $69.1 million, cash dividends paid of $150.0 million, and common stock repurchases of $50.0 million. Financing activities in the first quarter of fiscal 2022 principally reflect net proceeds of $499.1 million from the issuance of $500.0 million aggregate principal amount of long-term debt, net short-term borrowing repayments of $248.8 million, cash dividends paid of $132.1 million, and common stock repurchases of $50.0 million.

Cash Held by International Subsidiaries

The Company had cash and cash equivalents of $67.4 million at August 28, 2022 and $83.3 million at May 29, 2022, of which $59.4 million at August 28, 2022, and $74.7 million at May 29, 2022 was held in foreign countries. A deferred tax liability is provided for certain undistributed foreign earnings in fiscal 2023 that are not considered to be indefinitely reinvested or cannot be remitted in a tax-neutral transaction. Other undistributed foreign earnings are invested indefinitely and therefore we have not provided deferred taxes on those earnings.

CRITICAL ACCOUNTING ESTIMATES

For further discussion of our critical accounting estimates, please refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended May 29, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks affecting us are exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.

Other than the changes noted below, there have been no material changes in our market risk during the thirteen weeks ended August 28, 2022. For additional information, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 29, 2022.

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

The carrying amount of long-term debt (including current installments) was $8.79 billion as of August 28, 2022. Based on current market rates, the fair value of this debt at August 28, 2022 was estimated at $8.71 billion. As of August 28, 2022, a 1% increase in the interest rates would decrease the fair value of our fixed rate debt by approximately $457.2 million, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $515.2 million.

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

The potential gain or loss on the fair value of our outstanding commodity and foreign exchange contracts, assuming a hypothetical 10% fluctuation in commodity prices and foreign currency exchange rates, would have been (in millions):

	Fair Value Impact
In Millions	August 28, 2022	August 29, 2021
Energy commodities	$2.0	$2.5
Agriculture commodities	7.2	6.1
Foreign exchange	9.8	10.1

It should be noted that any change in the fair value of our derivative contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items. In relation to foreign currency contracts, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of August 28, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For additional information on legal proceedings, please refer to Note 15, "Contingencies", to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended May 29, 2022 and Note 11, "Contingencies", to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

A discussion of our risk factors can be found in Item 1A, "Risk Factors", in our Annual Report on Form 10-K for the fiscal year ended May 29, 2022 and in our other filings with the SEC. During the first quarter of fiscal 2023, there were no material changes to our previously disclosed risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents the total number of shares of common stock purchased during the first quarter of fiscal 2023,the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program [1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program [1]
May 30, 2022 through June 26, 2022	—	$—	—	$1,066,577,000
June 27, 2022 through July 24, 2022	—	$—	—	$1,066,577,000
July 25, 2022 through August 28, 2022	1,421,237	$35.18	1,421,237	$1,016,577,000
Total Fiscal 2023 First Quarter Activity	1,421,237	$35.18	1,421,237	$1,016,577,000

1 The Board approved a share repurchase program authorizing the Company to purchase shares of its common stock in December 2003, which share repurchase authorization has been subsequently increased from time to time. On June 27, 2018, we announced that the Board increased the amount of the share repurchase authorization by $1.0 billion. As of August 28, 2022, approximately $1.02 billion of our common stock remained available for purchase under this authorization, which has no expiration. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions.

ITEM 6. EXHIBITS

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934, as amended, by Conagra Brands, Inc. (file number 001-07275), unless otherwise noted.

EXHIBIT	DESCRIPTION

3.1	Restated Certificate of Incorporation of Conagra Brands, Inc., incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2022

3.2	Amended and Restated Bylaws of Conagra Brands, Inc., incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2022

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32	Section 906 Certificates

10.1

Term Loan Agreement, dated August 26, 2022, by and among Conagra Brands, Inc., Farm Credit Services of America, PCA, as administrative agent and a lender, and the other lenders party thereto, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 29, 2022

10.2	Second Amended and Restated revolving Credit Agreement, dated August 26, 2022, by and among Conagra Brands Inc., Bank of America, N.A., as administrative agent and a lender, and other lenders party thereto, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on August 29, 2022

101

The following materials from Conagra Brands' Quarterly Report on Form 10-Q for the quarter ended August 28, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

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

Dated this 6th day of October, 2022.