Form 10-Q
period 2022-11-27
CONAGRA BRANDS INC.
filed 2023-01-05
CIK 23217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of issuer's common stock as of November 27, 2022 was 476,622,501.

PART I. FINANCIAL INFORMATION		1

Item 1	Financial Statements	1

	Unaudited Condensed Consolidated Statements of Earnings for the Thirteen and Twenty-Six Weeks Ended November 27, 2022 and November 28, 2021	1

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Twenty-Six Weeks Ended November 27, 2022 and November 28, 2021	2

	Unaudited Condensed Consolidated Balance Sheets as of November 27, 2022 and May 29, 2022	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended November 27, 2022 and November 28, 2021	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4	Controls and Procedures	39

PART II. OTHER INFORMATION		39

Item 1	Legal Proceedings	39

Item 1A	Risk Factors	39

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6	Exhibits	40

Signatures		41

Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 101
Exhibit 104

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions except per share amounts)

(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 27, 2022	November 28, 2021	November 27, 2022	November 28, 2021
Net sales	$3,312.9	$3,058.9	$6,217.2	$5,712.2
Costs and expenses:
Cost of goods sold	2,390.6	2,304.1	4,574.6	4,284.0
Selling, general and administrative expenses	372.7	345.4	1,114.3	655.5
Pension and postretirement non-service income	(6.1)	(16.1)	(12.2)	(32.2)
Interest expense, net	100.3	94.9	197.4	189.1
Income before income taxes and equity method investment earnings	455.4	330.6	343.1	615.8
Income tax expense	122.5	84.2	136.9	153.9
Equity method investment earnings	49.3	29.5	98.5	49.7
Net income	$382.2	$275.9	$304.7	$511.6
Less: Net income attributable to noncontrolling interests	0.3	0.4	0.3	0.7
Net income attributable to Conagra Brands, Inc.	$381.9	$275.5	$304.4	$510.9
Earnings per share — basic
Net income attributable to Conagra Brands, Inc. common stockholders	$0.80	$0.57	$0.63	$1.06
Earnings per share — diluted
Net income attributable to Conagra Brands, Inc. common stockholders	$0.79	$0.57	$0.63	$1.06

See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Thirteen Weeks Ended
	November 27, 2022			November 28, 2021
	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount
Net income	$504.7	$(122.5)	$382.2	$360.1	$(84.2)	$275.9
Other comprehensive income:
Derivative adjustments:
Unrealized derivative adjustments	9.7	(2.4)	7.3	2.2	(0.5)	1.7
Reclassification for derivative adjustments included in net income	(1.0)	0.3	(0.7)	(0.3)	—	(0.3)
Unrealized currency translation losses	(8.2)	—	(8.2)	(17.7)	—	(17.7)
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	(0.6)	0.1	(0.5)	—	—	—
Reclassification for pension and post-employment benefit obligations included in net income	(1.2)	0.3	(0.9)	(0.9)	0.3	(0.6)
Comprehensive income	503.4	(124.2)	379.2	343.4	(84.4)	259.0
Comprehensive loss attributable to noncontrolling interests	(1.4)	(0.1)	(1.5)	(1.0)	(0.1)	(1.1)
Comprehensive income attributable to Conagra Brands, Inc.	$504.8	$(124.1)	$380.7	$344.4	$(84.3)	$260.1

	Twenty-Six Weeks Ended
	November 27, 2022			November 28, 2021
	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount
Net income	$441.6	$(136.9)	$304.7	$665.5	$(153.9)	$511.6
Other comprehensive income:
Derivative adjustments:
Unrealized derivative adjustments	7.4	(1.8)	5.6	(0.3)	0.1	(0.2)
Reclassification for derivative adjustments included in net income	(1.6)	0.5	(1.1)	(0.6)	0.1	(0.5)
Unrealized currency translation losses	(21.8)	—	(21.8)	(33.4)	—	(33.4)
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	1.6	—	1.6	2.1	(0.2)	1.9
Reclassification for pension and post-employment benefit obligations included in net income	(2.3)	0.7	(1.6)	(1.7)	0.5	(1.2)
Comprehensive income	424.9	(137.5)	287.4	631.6	(153.4)	478.2
Comprehensive loss attributable to noncontrolling interests	(3.5)	(0.1)	(3.6)	(1.9)	(0.2)	(2.1)
Comprehensive income attributable to Conagra Brands, Inc.	$428.4	$(137.4)	$291.0	$633.5	$(153.2)	$480.3

See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions except share data)

(unaudited)

	November 27, 2022	May 29, 2022
ASSETS
Current assets
Cash and cash equivalents	$39.7	$83.3
Receivables, less allowance for doubtful accounts of $3.7 and $3.9	910.5	867.4
Inventories	2,347.7	1,966.7
Prepaid expenses and other current assets	118.5	116.3
Total current assets	3,416.4	3,033.7
Property, plant and equipment	5,993.1	5,896.3
Less accumulated depreciation	(3,304.9)	(3,159.1)
Property, plant and equipment, net	2,688.2	2,737.2
Goodwill	11,180.1	11,329.2
Brands, trademarks and other intangibles, net	3,579.0	3,857.8
Other assets	1,550.3	1,477.2
	$22,414.0	$22,435.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$365.5	$184.3
Current installments of long-term debt	954.3	707.3
Accounts payable	1,596.3	1,864.6
Accrued payroll	119.4	151.7
Other accrued liabilities	687.2	610.9
Total current liabilities	3,722.7	3,518.8
Senior long-term debt, excluding current installments	8,081.8	8,088.2
Other noncurrent liabilities	1,871.8	1,965.9
Total liabilities	13,676.3	13,572.9
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 584,219,229	2,921.2	2,921.2
Additional paid-in capital	2,360.9	2,324.6
Retained earnings	6,536.5	6,550.7
Accumulated other comprehensive loss	(24.6)	(11.2)
Less treasury stock, at cost, 107,596,728 and 104,157,169 common shares	(3,127.7)	(2,997.6)
Total Conagra Brands, Inc. common stockholders' equity	8,666.3	8,787.7
Noncontrolling interests	71.4	74.5
Total stockholders' equity	8,737.7	8,862.2
	$22,414.0	$22,435.1

See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Twenty-Six Weeks Ended
	November 27, 2022	November 28, 2021
Cash flows from operating activities:
Net income	$304.7	$511.6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	185.5	193.5
Asset impairment charges	413.7	41.6
Equity method investment earnings in excess of distributions	(55.6)	(24.2)
Stock-settled share-based payments expense	59.0	14.3
Contributions to pension plans	(5.9)	(4.9)
Pension benefit	(6.9)	(25.5)
Other items	(4.5)	(14.5)
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Receivables	(46.1)	(183.3)
Inventories	(380.9)	(148.4)
Deferred income taxes and income taxes payable, net	(39.4)	(13.9)
Prepaid expenses and other current assets	(13.8)	(10.4)
Accounts payable	(109.8)	(14.1)
Accrued payroll	(32.2)	(60.6)
Other accrued liabilities	30.0	0.9
Net cash flows from operating activities	297.8	262.1
Cash flows from investing activities:
Additions to property, plant and equipment	(188.4)	(257.5)
Sale of property, plant and equipment	2.4	9.9
Purchase of marketable securities	(1.6)	(1.9)
Sale of marketable securities	1.6	1.9
Proceeds from divestitures	—	0.1
Other items	4.1	3.3
Net cash flows from investing activities	(181.9)	(244.2)
Cash flows from financing activities:
Issuance of short-term borrowings, maturities greater than 90 days	172.2	392.6
Repayment of short-term borrowings, maturities greater than 90 days	(168.8)	(249.8)
Net issuance (repayment) of other short-term borrowings, maturities less than or equal to 90 days	72.0	(264.4)
Issuance of long-term debt	500.0	499.1
Repayment of long-term debt	(265.8)	(29.4)
Debt issuance costs	(4.0)	(2.5)
Repurchase of Conagra Brands, Inc. common shares	(150.0)	(50.0)
Payment of intangible asset financing arrangement	—	(12.6)
Cash dividends paid	(308.6)	(282.0)
Exercise of stock options and issuance of other stock awards, including tax withholdings	(5.7)	(17.4)
Other items	1.3	(7.3)
Net cash flows from financing activities	(157.4)	(23.7)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2.1)	(5.7)
Net change in cash and cash equivalents and restricted cash	(43.6)	(11.5)
Cash and cash equivalents and restricted cash at beginning of period	83.3	80.2
Cash and cash equivalents and restricted cash at end of period	$39.7	$68.7

See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(columnar dollars in millions except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements of Conagra Brands, Inc. (the "Company", "Conagra Brands", "we", "us", or "our") have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. During the second quarter of fiscal 2023, it was determined that certain assets and liabilities previously presented as assets and liabilities held for sale within our Condensed Consolidated Balance Sheets no longer met the held for sale criteria. Assets of $58.9 million and liabilities of $4.1 million as of May 29, 2022 have been reclassified to assets and liabilities held and used. All other adjustments are of a normal recurring nature. The results of operations for any quarter or a partial fiscal year period are not necessarily indicative of the results to be expected for other periods or the full fiscal year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended May 29, 2022. There were no significant changes to our accounting policies from those disclosed in Note 1, "Summary of Significant Accounting Policies", to the Consolidated Financial Statements in that Form 10-K.

2. RESTRUCTURING ACTIVITIES

Conagra Restructuring Plan

In fiscal 2019, senior management initiated a restructuring plan for costs incurred in connection with actions taken to improve selling, general and administrative ("SG&A") expense effectiveness and efficiencies and to optimize our supply chain network (the "Conagra Restructuring Plan"). Although we remain unable to make good faith estimates relating to the entire Conagra Restructuring Plan, we are reporting on actions initiated through the end of the second quarter of fiscal 2023, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of November 27, 2022, we had approved the incurrence of $184.0 million ($57.2 million of cash charges and $126.8 million of non-cash charges) for several projects associated with the Conagra Restructuring Plan. As of November 27, 2022, we had incurred or expected to incur $152.6 million of charges ($50.7 million of cash charges and $101.9 million of non-cash charges) for actions identified as of such date under the Conagra Restructuring Plan. In the second quarter and first half of fiscal 2023, we recognized charges of $1.8 million and $5.9 million, respectively, in connection with the Conagra Restructuring Plan. In the second quarter and first half of fiscal 2022, we recognized charges of $6.6 million and $15.1 million, respectively, in connection with the Conagra Restructuring Plan. We expect to incur costs related to the Conagra Restructuring Plan over a multi-year period.

We anticipate that we will recognize the following pre-tax expenses in association with the Conagra Restructuring Plan (amounts include charges recognized from plan inception through the second quarter of fiscal 2023):

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Corporate	Total
Accelerated depreciation	$33.2	$39.6	$—	$—	$—	$72.8
Other cost of goods sold	8.7	2.5	—	—	—	11.2
Total cost of goods sold	41.9	42.1	—	—	—	84.0
Severance and related costs	11.6	1.2	1.3	0.3	5.1	19.5
Asset impairment (net of gains on disposal)	21.9	0.8	0.1	—	—	22.8
Contract/lease termination	0.5	0.1	—	—	0.1	0.7
Consulting/professional fees	0.5	2.4	—	—	5.7	8.6
Other SG&A	12.8	3.1	—	—	0.5	16.4
Total SG&A	47.3	7.6	1.4	0.3	11.4	68.0
Total	$89.2	$49.7	$1.4	$0.3	$11.4	$152.0
Pension and postretirement non-service income						0.6
Consolidated total						$152.6

During the second quarter of fiscal 2023, we recognized the following pre-tax expenses for the Conagra Restructuring Plan:

	Grocery & Snacks	Refrigerated & Frozen	Corporate	Total
Severance and related costs	$(0.1)	$(0.1)	$0.7	$0.5
Contract/lease termination	—	0.1	—	0.1
Consulting/professional fees	—	—	0.4	0.4
Other SG&A	—	0.7	0.1	0.8
Total	$(0.1)	$0.7	$1.2	$1.8

Included in the above results are $1.8 million of charges that have resulted or will result in cash outflows.

During the first half of fiscal 2023, we recognized the following pre-tax expenses for the Conagra Restructuring Plan:

	Grocery & Snacks	Refrigerated & Frozen	Corporate	Total
Other cost of goods sold	$—	$0.2	$—	$0.2
Total cost of goods sold	—	0.2	—	0.2
Severance and related costs	—	—	0.7	0.7
Contract/lease termination	0.1	0.1	—	0.2
Consulting/professional fees	—	—	3.4	3.4
Other SG&A	0.1	1.1	0.2	1.4
Total SG&A	0.2	1.2	4.3	5.7
Total	$0.2	$1.4	$4.3	$5.9

Included in the above results are $6.0 million in charges that have resulted or will result in cash outflows and a non-cash net benefit of $0.1 million.

We recognized the following cumulative (plan inception to November 27, 2022) pre-tax expenses for the Conagra Restructuring Plan in our Condensed Consolidated Statement of Earnings:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Corporate	Total
Accelerated depreciation	$33.2	$39.6	$—	$—	$—	$72.8
Other cost of goods sold	8.7	2.5	—	—	—	11.2
Total cost of goods sold	41.9	42.1	—	—	—	84.0
Severance and related costs	11.6	1.2	1.3	0.3	5.1	19.5
Asset impairment (net of gains on disposal)	21.9	0.8	0.1	—	—	22.8
Contract/lease termination	0.5	0.1	—	—	0.1	0.7
Consulting/professional fees	—	—	—	—	5.1	5.1
Other SG&A	12.7	2.2	—	—	0.5	15.4
Total SG&A	46.7	4.3	1.4	0.3	10.8	63.5
Total	$88.6	$46.4	$1.4	$0.3	$10.8	$147.5
Pension and postretirement non-service income						0.6
Consolidated total						$148.1

Included in the above results are $46.1 million of charges that have resulted or will result in cash outflows and $102.0 million in non-cash charges.

Liabilities recorded for the Conagra Restructuring Plan and changes therein for the first half of fiscal 2023 were as follows:

	Balance at May 29, 2022	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at November 27, 2022
Severance and related costs	$3.2	$1.3	$(1.7)	$(0.6)	$2.2
Contract/lease termination	—	0.2	(0.2)	—	—
Consulting/professional fees	1.7	3.4	(5.0)	—	0.1
Other costs	0.2	1.6	(1.8)	—	—
Total	$5.1	$6.5	$(8.7)	$(0.6)	$2.3

Pinnacle Integration Restructuring Plan

As of the end of the first quarter of fiscal 2023, we had substantially completed our restructuring and integration plan related to our acquisition of Pinnacle Foods, Inc. ("Pinnacle") in 2018 for the purpose of achieving significant cost synergies (the "Pinnacle Integration Restructuring Plan"). In the first half of fiscal 2023, we recognized charges of $0.8 million in connection with the Pinnacle Integration Restructuring Plan. In the second quarter and first half of fiscal 2022, we recognized charges of $5.8 million and $13.1 million, respectively, in connection with the Pinnacle Integration Restructuring Plan.

We had recognized $294.1 million in pre-tax expenses ($12.8 million in cost of goods sold and $281.3 million in SG&A expenses) from the inception of this plan through  November 27, 2022, related to our continuing operations. Included in these results were $266.1 million of cash charges and $28.0 million of non-cash charges. Our total pre-tax expenses for the Pinnacle Integration Restructuring Plan related to our continuing operations are expected to be $344.8 million ($283.6 million of cash charges and $61.2 million of non-cash charges). The remaining charges relate primarily to certain leased facilities that are not expected to be used in their current capacity through the contractual lease term.

3. DEBT AND REVOLVING CREDIT FACILITY

During the first quarter of fiscal 2023, we entered into an unsecured Term Loan Agreement (the "Term Loan Agreement") with a syndicate of financial institutions. The Term Loan Agreement provided for delayed draw term loans to the Company in an aggregate principal amount of up to $500.0 million. The Term Loan Agreement matures on August 26, 2025. During the second quarter of fiscal 2023, we borrowed the full $500.0 million aggregate principal amount available under the Term Loan Agreement. The proceeds were used to repay the full outstanding $250.0 million aggregate principal amount of our 3.25% senior notes on their maturity date of September 15, 2022, as well as to repay outstanding borrowings under our commercial paper program. Borrowings under the Term Loan Agreement bear interest at the sum of Term SOFR (as defined in the Term Loan Agreement), plus a 0.10% per annum rate spread adjustment, plus a percentage spread (ranging from 0.90% per annum to 1.375% per annum) based on the Company's senior unsecured long-term indebtedness ratings. The Company may voluntarily prepay term loans under the Term Loan Agreement, in whole or in part, without premium or penalty, subject to certain conditions. As of November 27, 2022, there were $500.0 million of borrowings outstanding under the Term Loan Agreement.

During the first quarter of fiscal 2022, we issued $500.0 million aggregate principal amount of 0.500% senior notes due August 11, 2023.

In the first quarter of fiscal 2023, we entered into a Second Amended and Restated Revolving Credit Agreement (the "Revolving Credit Agreement") with a syndicate of financial institutions providing for a revolving credit facility in a maximum aggregate principal amount outstanding at any one time of $2.0 billion (subject to increase to a maximum aggregate principal amount of $2.5 billion with consent of the lenders). The revolving credit facility provided for under the Revolving Credit Agreement replaced the Company's revolving credit facility under the prior revolving credit agreement, which was terminated. The revolving credit facility provided for under the Revolving Credit Agreement matures on August 26, 2027 and is unsecured. The Company may request the term of the Revolving Credit Agreement be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. As of November 27, 2022, there were no outstanding borrowings under the Revolving Credit Agreement.

The Revolving Credit Agreement generally requires our ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest expense not to be less than 3.0 to 1.0 and our ratio of funded net debt to EBITDA not to exceed 4.75 to 1.0 through the third quarter of fiscal 2023 and 4.5 to 1.0 for each quarter thereafter, with each ratio to be calculated on a rolling four-quarter basis. As of November 27, 2022, we were in compliance with all financial covenants under the Revolving Credit Agreement.

As of  November 27, 2022 and May 29, 2022, we had $254.0 million and $180.0 million, respectively, outstanding under our commercial paper program.

We enter into various supplier financing arrangements to facilitate supply from our vendors. Balance sheet classification is based on the nature of the arrangement and amounts are classified as either Accounts payable or Notes payable within our Condensed Consolidated Balance Sheets. We have concluded that certain obligations to our suppliers, including amounts due and scheduled payment terms, are impacted by third-party service programs and therefore we have classified certain amounts outstanding under these programs as Notes payable. We had approximately $109.2 million of short-term borrowings as of  November 27, 2022 related to these arrangements.

Net interest expense consists of:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 27, 2022	November 28, 2021	November 27, 2022	November 28, 2021
Long-term debt	$100.4	$97.7	$198.1	$194.6
Short-term debt	2.1	0.5	4.0	1.1
Interest income	(0.6)	(0.3)	(1.5)	(0.6)
Interest capitalized	(1.6)	(3.0)	(3.2)	(6.0)
	$100.3	$94.9	$197.4	$189.1

4. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the first half of fiscal 2023 was as follows:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Balance as of May 29, 2022	$4,692.4	$5,611.2	$292.8	$732.8	$11,329.2
Currency translation	—	—	(7.4)	—	(7.4)
Impairment	—	(141.7)	—	—	(141.7)
Balance as of November 27, 2022	$4,692.4	$5,469.5	$285.4	$732.8	$11,180.1

Other identifiable intangible assets were as follows:

	November 27, 2022		May 29, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets
Brands and trademarks	$2,816.2	$—	$3,061.6	$—
Amortizing intangible assets
Customer relationships and intellectual property	1,232.6	469.8	1,233.9	437.7
	$4,048.8	$469.8	$4,295.5	$437.7

During the first quarter of fiscal 2023, management reorganized its reporting structure for certain brands within two reporting units in our Refrigerated & Frozen segment. The change in management reporting required us to reassign assets and liabilities, including goodwill, between the reporting units, complete a goodwill impairment test both prior to and subsequent to the change, and evaluate other assets in the reporting units for impairment, including indefinite-lived intangibles (brand names and trademarks). The fair value of our indefinite-lived intangibles was determined using the "relief from royalty" methodology.

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

As a result of our impairment tests, we recognized goodwill impairment charges within SG&A expenses of $141.7 million within our Sides, Components, Enhancers reporting unit in the first quarter of fiscal 2023.  In addition, we recognized an impairment charge within SG&A expenses of $244.0 million related to our Birds Eye® brand name in the first quarter of fiscal 2023. The impairments were largely due to the 125 basis point increase in the discount rate as a result of current economic conditions, including a significant increase in interest rates since our last quantitative impairment tests, as well as a downward revision to our sales forecasts.

Amortizing intangible assets carry a remaining weighted average life of approximately 18 years. Amortization expense was $14.7 million and $29.5 million for the second quarter and first half of fiscal 2023, respectively, and $14.8 million and $29.7 million for the second quarter and first half of fiscal 2022, respectively. Based on amortizing assets recognized in our Condensed Consolidated Balance Sheet as of November 27, 2022, amortization expense is estimated to average $48.4 million for each of the next five years.

5. DERIVATIVE FINANCIAL INSTRUMENTS

Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.

Commodity futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, diesel fuel and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of November 27, 2022, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through April 2024.

In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of November 27, 2022, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through August 2023.

From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.

Derivatives Designated as Cash Flow Hedges

During the first quarter of fiscal 2019, we entered into deal-contingent forward starting interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to help finance the acquisition of Pinnacle. We settled these contracts during the second quarter of fiscal 2019 and deferred a $47.5 million gain in accumulated other comprehensive income that is being amortized as a reduction of interest expense over the lives of the related debt instruments. The unamortized amount at November 27, 2022, was $33.2 million.

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

All derivative instruments are recognized on our balance sheets at fair value (refer to Note 13 for additional information related to fair value measurements). The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with U.S. GAAP, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At November 27, 2022 and May 29, 2022, amounts representing an obligation to return cash collateral of $1.1 million and $4.0 million, respectively, were included in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.

Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or an obligation to return cash collateral were reflected in our Condensed Consolidated Balance Sheets as follows:

	November 27, 2022	May 29, 2022
Prepaid expenses and other current assets	$11.6	$7.0
Other accrued liabilities	1.5	2.2

The following table presents our derivative assets and liabilities, at November 27, 2022, on a gross basis, prior to the setoff of $0.7 million to total derivative assets and $0.4 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$8.4	Other accrued liabilities	$0.3
Foreign exchange contracts	Prepaid expenses and other current assets	2.5	Other accrued liabilities	1.6
Total derivatives not designated as hedging instruments		$10.9		$1.9

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

The location and amount of gains from derivatives not designated as hedging instruments in our Condensed Consolidated Statements of Earnings were as follows:

	Location in Condensed Consolidated	Gains Recognized on Derivatives in Condensed Consolidated Statements of Earnings for the Thirteen Weeks Ended
Derivatives Not Designated as Hedging Instruments	Statements of Earnings of Gains Recognized on Derivatives	November 27, 2022	November 28, 2021
Commodity contracts	Cost of goods sold	$3.7	$4.6
Foreign exchange contracts	Cost of goods sold	1.6	2.4
Total gains from derivative instruments not designated as hedging instruments		$5.3	$7.0

	Location in Condensed Consolidated	Gains Recognized on Derivatives in Condensed Consolidated Statements of Earnings for the Twenty-Six Weeks Ended
Derivatives Not Designated as Hedging Instruments	Statements of Earnings of Gains Recognized on Derivatives	November 27, 2022	November 28, 2021
Commodity contracts	Cost of goods sold	$10.0	$8.8
Foreign exchange contracts	Cost of goods sold	4.8	8.4
Total gains from derivative instruments not designated as hedging instruments		$14.8	$17.2

As of November 27, 2022, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $140.4 million for purchase contracts. As of May 29, 2022, our open commodity contracts had a notional value of $115.3 million and $96.7 million for purchase and sales contracts, respectively. The notional amount of our foreign currency forward contracts as of November 27, 2022 and May 29, 2022 was $90.5 million and $106.6 million, respectively.

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

At November 27, 2022, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contract, was $5.4 million.

6. SHARE-BASED PAYMENTS

For the second quarter and first half of 2023, we recognized total stock-based compensation expense (including restricted stock units, performance shares, and performance-based restricted stock units) of $36.0 million and $59.0 million, respectively. For the second quarter and first half of 2022, we recognized total stock-based compensation expense of $11.7 million and $14.3 million, respectively. In the first half of fiscal 2023, we granted 1.5 million restricted stock units at a weighted average grant date price of $33.14 and 0.7 million performance shares at a weighted average grant date price of $33.13.

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

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 27, 2022	November 28, 2021	November 27, 2022	November 28, 2021
Net income attributable to Conagra Brands, Inc. common stockholders:	$381.9	$275.5	$304.4	$510.9
Weighted average shares outstanding:
Basic weighted average shares outstanding	479.4	480.2	480.0	480.3
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	1.5	1.7	1.6	1.8
Diluted weighted average shares outstanding	480.9	481.9	481.6	482.1

For the second quarter and first half of fiscal 2023, there were 0.8 million and 0.9 million stock options outstanding, respectively, that were excluded from the computation of diluted weighted average shares because the effect was antidilutive. For the second quarter and first half of fiscal 2022, there were 1.0 million and 0.7 million stock options outstanding, respectively, that were excluded from the calculation.

8. INVENTORIES

The major classes of inventories were as follows:

	November 27, 2022	May 29, 2022
Raw materials and packaging	$399.1	$387.5
Work in process	298.5	164.8
Finished goods	1,554.3	1,326.5
Supplies and other	95.8	87.9
Total	$2,347.7	$1,966.7

9. INCOME TAXES

In the second quarter of fiscal 2023 and 2022, we recognized income tax expense of $122.5 million and $84.2 million, respectively. In the first half of fiscal 2023 and 2022, we recognized income tax expense of $136.9 and $153.9, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 24.3% and 23.4% for the second quarter of fiscal 2023 and 2022, respectively. The effective tax rate for the first half of fiscal 2023 and 2022 was 31.0% and 23.1%, respectively.

The effective tax rate in the second quarter of fiscal 2023 reflected additional tax expense from disallowed deductions related to incentive compensation plans resulting from an increased level of estimated achievement on performance targets and stock price, a tax benefit from statute lapses on state tax issues that were previously reserved, and a benefit from the adjustment of certain foreign taxes that were previously accrued.

The effective tax rate in the first half of fiscal 2023 reflected the above-cited items, as well as the impact of an impairment of goodwill that was largely non-deductible for tax purposes. During the first half of fiscal 2023, goodwill impairment charges totaling $141.7 million were recognized with an associated tax benefit of $2.7 million.

The effective tax rate for the second quarter of fiscal 2022 reflected additional tax expense associated with non-deductible goodwill related to assets previously held for sale for which an impairment charge was recognized, a tax benefit resulting from state law changes, and a benefit from statute lapses on state tax issues that were previously reserved.

The effective tax rate in the first half of fiscal 2022 reflected the above-cited items as well as a benefit of $3.6 million from the settlement of tax issues that were previously reserved.

The amount of gross unrecognized tax benefits for uncertain tax positions was $29.7 million as of November 27, 2022 and $62.9 million as of May 29, 2022. In the second quarter of fiscal 2023, we have adjusted our reserve with respect to certain elections made based on our current expected filing position. The impact of these elections did not impact our effective tax rate. The gross unrecognized tax benefits excluded related liabilities for gross interest and penalties of $6.8 million and $6.7 million as of  November 27, 2022 and May 29, 2022, respectively.

The net amount of unrecognized tax benefits at November 27, 2022 and May 29, 2022 that, if recognized, would favorably impact the Company's effective tax rate was $26.0 million and $58.0 million, respectively.

We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $4.8 million over the next twelve months due to various state audit settlements and the expiration of statutes of limitations.

In the prior year, we made the assessment that the current earnings of certain foreign subsidiaries were not indefinitely reinvested or that we could not remit to the U.S. parent in a tax-neutral transaction. Accordingly, we have recorded a deferred tax liability of $6.4 million on approximately $128.6 million of earnings at November 27, 2022. The deferred tax liability relates to local withholding taxes that will be owed when this cash is distributed. The undistributed historic earnings in our foreign subsidiaries through May 30, 2021 are considered to be indefinitely reinvested or can be remitted in a tax-neutral transaction. Accordingly, we have not recorded a deferred tax liability related to these undistributed historic earnings.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law. We are in the process of evaluating the impact of the recently enacted law, including whether we are subject to the corporate alternative minimum tax. However, we do not expect the impact to be material to our Condensed Consolidated Financial Statements.

10. CONTINGENCIES

Litigation Matters

We are a party to certain litigation matters relating to our acquisition of Beatrice Company ("Beatrice") in fiscal 1991, including litigation proceedings related to businesses divested by Beatrice prior to our acquisition. These proceedings have included suits against a number of lead-based paint and pigment manufacturers, including ConAgra Grocery Products Company, LLC, a wholly owned subsidiary of the Company ("ConAgra Grocery Products"), as alleged successor to W. P. Fuller & Co., a lead-based paint and pigment manufacturer owned and operated by a predecessor to Beatrice from 1962 until 1967. These lawsuits generally seek damages for personal injury, property damage, economic loss, and governmental expenditures allegedly caused by the use of lead-based paint, and/or injunctive relief for inspection and abatement. When such lawsuits have been brought, ConAgra Grocery Products has denied liability, both on the merits of the claims and on the basis that we do not believe it to be the successor to any liability attributable to W. P. Fuller & Co. In the first quarter of fiscal 2023, one of these lawsuits in Illinois was resolved through a final judgment in favor of ConAgra Grocery Products. Pursuant to the settlement of a consolidated lead-based paint and pigment related action in California in 2019, ConAgra Grocery Products is responsible for payments totaling $101.7 million, payable in seven annual installments from fiscal 2020 through fiscal 2026, of which $61.0 million had been paid as of November 27, 2022. As part of the settlement, ConAgra Grocery Products has also provided a guarantee of up to $15.0 million in the event co-defendant, NL Industries, Inc., defaults on its payment obligations. We had accrued $11.4 million and $29.1 million, within other accrued liabilities and other noncurrent liabilities, respectively, for this matter as of November 27, 2022.

We are party to a number of putative class action lawsuits challenging various product claims made in the Company's product labeling. These matters include Briseno v. ConAgra Foods, Inc., a class action lawsuit, in which it is alleged that the labeling for Wesson® oils as 100% natural is false and misleading because the oils contain genetically modified plants and organisms. On November 15, 2022, the trial court granted preliminary approval of a $3.0 million settlement pursuant to which the Company paid the total amount into a settlement fund on December 9, 2022.

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

In October 2019, the Minnesota Pollution Control Agency ("MPCA") initiated an odor complaint investigation at our Waseca, Minnesota vegetable processing facility. As a result of the investigation, the MPCA required implementation of a continuous monitoring system running from May 1 to  October 31 in 2020 and 2021 and from April 1 to  October 31 in 2022 to monitor hydrogen sulfide emissions at the wastewater treatment facility. As a result of the monitoring data findings, the MPCA has alleged violations of Minnesota Ambient Air Quality Standards based on our hydrogen sulfide emissions during calendar years 2020, 2021, and 2022. The MPCA's current proposed penalty is $1.8 million for 2020 and $4.3 million for 2021; however, we are still in settlement negotiations with the MPCA to reduce the amount allegedly owed. Additionally, we are taking actions to improve wastewater treatment at the Waseca facility, which actions may be considered to offset portions of the penalties ultimately agreed upon by the parties.

We are a party to certain environmental proceedings relating to businesses divested by Beatrice prior to our acquisition in fiscal 1991, including litigation and administrative proceedings involving Beatrice's possible status as a potentially responsible party at approximately 35 Superfund, proposed Superfund, or state-equivalent sites (the "Beatrice sites"). The Beatrice sites consist of locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, polychlorinated biphenyls, acids, lead, sulfur, tannery wastes, and/or other contaminants. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $39.2 million ($2.0 million within other accrued liabilities and $37.2 million within other noncurrent liabilities) as of November 27, 2022, a majority of which relates to the Superfund and state-equivalent sites referenced above.

Guarantees and Other Contingencies

In certain limited situations, we will guarantee an obligation of an unconsolidated entity. As of November 27, 2022, we continued to guarantee an obligation of the Lamb Weston business pursuant to a guarantee arrangement that existed prior to the spinoff of the Lamb Weston business (the "Spinoff"), remained in place following completion of the Spinoff, and will remain in place until such guarantee obligation is substituted for guarantees issued by Lamb Weston. Pursuant to the separation and distribution agreement, dated as of November 8, 2016 (the "Separation Agreement"), between us and Lamb Weston, this guarantee arrangement is deemed a liability of Lamb Weston that was transferred to Lamb Weston as part of the Spinoff. Accordingly, under the Separation Agreement, in the event that we are required to make any payments as a result of this guarantee arrangement, Lamb Weston is obligated to indemnify us for any such liability, reduced by any insurance proceeds received by us. Lamb Weston is a party to an agricultural sublease agreement with a third party for certain farmland through 2025 (subject, at Lamb Weston's option, to extension for one additional five-year period). Under the terms of the sublease agreement, Lamb Weston is required to make certain rental payments to the sublessor. We have guaranteed to the sublessor Lamb Weston's performance and the payment of all amounts (including indemnification obligations) owed by Lamb Weston under the sublease agreement, up to a maximum of $75.0 million. We believe the farmland associated with this sublease agreement is readily marketable for lease to other area farming operators. As such, we believe that any financial exposure to the Company, in the event that we were required to perform under the guarantee, would be largely mitigated.

We also guarantee a lease resulting from an exited facility. As of November 27, 2022, the remaining term of this arrangement did not exceed four years and the maximum amount of guaranteed future payments was $10.0 million.

General

After taking into account liabilities recognized for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations, or liquidity; however, it is reasonably possible that a change of the estimates of any of the foregoing matters may occur in the future that could have a material adverse effect on our financial condition, results of operations, or liquidity.

Costs of legal services associated with the foregoing matters are recognized within SG&A expenses as services are provided.

11. PENSION AND POSTRETIREMENT BENEFITS

We have defined benefit retirement plans ("pension plans") for eligible salaried and hourly employees. Benefits are based on years of credited service and average compensation or stated amounts for each year of service. We also sponsor postretirement plans which provide certain medical and dental benefits to qualifying U.S. employees.

Components of pension and postretirement plan costs (benefits) are:

	Pension Plans
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 27, 2022	November 28, 2021	November 27, 2022	November 28, 2021
Service cost	$1.7	$2.0	$3.3	$4.7
Interest cost	31.0	20.8	62.0	41.6
Expected return on plan assets	(36.4)	(36.3)	(72.9)	(72.7)
Amortization of prior service cost	0.3	0.4	0.7	0.9
Pension cost (benefit) — Company plans	(3.4)	(13.1)	(6.9)	(25.5)
Pension cost (benefit) — multi-employer plans	2.8	2.4	5.0	4.3
Total pension cost (benefit)	$(0.6)	$(10.7)	$(1.9)	$(21.2)

	Postretirement Plans
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 27, 2022	November 28, 2021	November 27, 2022	November 28, 2021
Service cost	$0.1	$0.1	$0.1	$0.1
Interest cost	0.6	0.4	1.1	0.7
Amortization of prior service cost (benefit)	(0.5)	(0.4)	(0.9)	(0.9)
Recognized net actuarial gain	(1.1)	(1.0)	(2.2)	(1.8)
Total postretirement cost (benefit)	$(0.9)	$(0.9)	$(1.9)	$(1.9)

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

During the second quarter and first half of fiscal 2023, we contributed $2.9 million and $5.9 million, respectively, to our pension plans and contributed $1.7 million and $3.6 million, respectively, to our postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $6.5 million to our pension plans during the remainder of fiscal 2023. We anticipate making further contributions of approximately $4.5 million to our postretirement plans during the remainder of fiscal 2023. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.

12. STOCKHOLDERS' EQUITY

The following table presents a reconciliation of our stockholders' equity accounts for the twenty-six weeks ended November 27, 2022:

	Conagra Brands, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 29, 2022	584.2	$2,921.2	$2,324.6	$6,550.7	$(11.2)	$(2,997.6)	$74.5	$8,862.2
Stock option and incentive plans			(1.6)	0.2		16.3		14.9
Currency translation adjustments					(11.5)		(2.1)	(13.6)
Repurchase of common shares						(50.0)		(50.0)
Derivative adjustments					(2.1)			(2.1)
Pension and postretirement healthcare benefits					1.4			1.4
Dividends declared on common stock; $0.33 per share				(158.6)				(158.6)
Net loss attributable to Conagra Brands, Inc.				(77.5)				(77.5)
Balance at August 28, 2022	584.2	$2,921.2	$2,323.0	$6,314.8	$(23.4)	$(3,031.3)	$72.4	$8,576.7
Stock option and incentive plans			37.9	(2.4)		3.6	0.5	39.6
Currency translation adjustments					(6.5)		(1.7)	(8.2)
Repurchase of common shares						(100.0)		(100.0)
Derivative adjustments					6.6			6.6
Activities of noncontrolling interests							0.3	0.3
Pension and postretirement healthcare benefits					(1.3)		(0.1)	(1.4)
Dividends declared on common stock; $0.33 per share				(157.8)				(157.8)
Net income attributable to Conagra Brands, Inc.				381.9				381.9
Balance at November 27, 2022	584.2	$2,921.2	$2,360.9	$6,536.5	$(24.6)	$(3,127.7)	$71.4	$8,737.7

The following table presents a reconciliation of our stockholders' equity accounts for the twenty-six weeks ended November 28, 2021:

	Conagra Brands, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 30, 2021	584.2	$2,921.2	$2,342.1	$6,262.6	$5.8	$(2,979.9)	$79.6	$8,631.4
Stock option and incentive plans			(37.1)	0.2		21.8	0.3	(14.8)
Currency translation adjustments					(14.4)		(1.3)	(15.7)
Repurchase of common shares						(50.0)		(50.0)
Derivative adjustments					(2.1)			(2.1)
Activities of noncontrolling interests							0.3	0.3
Pension and postretirement healthcare benefits					1.3			1.3
Dividends declared on common stock; $0.3125 per share				(149.9)				(149.9)
Net income attributable to Conagra Brands, Inc.				235.4				235.4
Balance at August 29, 2021	584.2	$2,921.2	$2,305.0	$6,348.3	$(9.4)	$(3,008.1)	$78.9	$8,635.9
Stock option and incentive plans			12.1	(0.6)		0.3	0.1	11.9
Currency translation adjustments					(16.2)		(1.5)	(17.7)
Derivative adjustments					1.4			1.4
Activities of noncontrolling interests							0.4	0.4
Pension and postretirement healthcare benefits					(0.6)			(0.6)
Dividends declared on common stock; $0.3125 per share				(149.9)				(149.9)
Net income attributable to Conagra Brands, Inc.				275.5				275.5
Balance at November 28, 2021	584.2	$2,921.2	$2,317.1	$6,473.3	$(24.8)	$(3,007.8)	$77.9	$8,756.9

The following table details the accumulated balances for each component of other comprehensive loss, net of tax:

	November 27, 2022	May 29, 2022
Currency translation losses, net of reclassification adjustments	$(113.1)	$(95.1)
Derivative adjustments, net of reclassification adjustments	34.3	29.8
Pension and postretirement benefit obligations, net of reclassification adjustments	54.2	54.1
Accumulated other comprehensive loss	$(24.6)	$(11.2)

The following tables summarize the reclassifications from accumulated other comprehensive income (loss) into income:

	Thirteen Weeks Ended		Affected Line Item in the Condensed Consolidated Statement of Earnings[1]
	November 27, 2022	November 28, 2021
Net derivative adjustments:
Cash flow hedges	$(0.8)	$(0.7)	Interest expense, net
Cash flow hedges	(0.2)	0.4	Equity method investment earnings
	(1.0)	(0.3)	Total before tax
	0.3	—	Income tax expense
	$(0.7)	$(0.3)	Net of tax
Pension and postretirement liabilities:
Net prior service cost	$(0.1)	$0.1	Pension and postretirement non-service income
Net actuarial gain	(1.1)	(1.0)	Pension and postretirement non-service income
	(1.2)	(0.9)	Total before tax
	0.3	0.3	Income tax expense
	$(0.9)	$(0.6)	Net of tax

	Twenty-Six Weeks Ended		Affected Line Item in the Condensed Consolidated Statement of Earnings[1]
	November 27, 2022	November 28, 2021
Net derivative adjustments:
Cash flow hedges	$(1.6)	$(1.5)	Interest expense, net
Cash flow hedges	—	0.9	Equity method investment earnings
	(1.6)	(0.6)	Total before tax
	0.5	0.1	Income tax expense
	$(1.1)	$(0.5)	Net of tax
Pension and postretirement liabilities:
Net prior service cost	$(0.1)	$0.1	Pension and postretirement non-service income
Net actuarial gain	(2.2)	(1.8)	Pension and postretirement non-service income
	(2.3)	(1.7)	Total before tax
	0.7	0.5	Income tax expense
	$(1.6)	$(1.2)	Net of tax

1Amounts in parentheses indicate income recognized in the Condensed Consolidated Statements of Earnings.

13. FAIR VALUE MEASUREMENTS

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of November 27, 2022:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$6.2	$5.4	$—	$11.6
Deferred compensation assets	7.1	—	—	7.1
Available-for-sale debt securities	—	—	7.9	7.9
Total assets	$13.3	$5.4	$7.9	$26.6
Liabilities:
Derivative liabilities	$—	$1.5	$—	$1.5
Deferred compensation liabilities	72.5	—	—	72.5
Total liabilities	$72.5	$1.5	$—	$74.0

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

In the first quarter of fiscal 2023, we recognized a charge for the impairment of an indefinite-lived brand of $244.0 million in our Refrigerated & Frozen segment. The fair value of this brand was estimated using the "relief from royalty" method (see Note 4).

During the first quarter of fiscal 2023, goodwill impairment charges totaling $141.7 million were recognized within our Refrigerated & Frozen segment.  The impairments were measured using a discounted cash flow valuation model specific to the Sides, Components and Enhancers reporting unit (see Note 4).

In the first quarter of fiscal 2023, we recognized impairment charges totaling $0.5 million in our Grocery & Snacks segment, $5.7 million in our Refrigerated & Frozen segment, and $20.5 million in our Foodservice segment. In the second quarter of fiscal 2022, we recognized impairment charges totaling $22.4 million in our Grocery & Snacks segment, $12.0 million in our Refrigerated & Frozen segment, and $4.8 million in our Foodservice segment. The impairments were measured based upon the estimated sales price of a disposal group that no longer meets the held for sale criteria as of the second quarter of fiscal 2023 (see Note 1).

The carrying amount of long-term debt (including current installments) was $9.04 billion and $8.80 billion as of November 27, 2022 and May 29, 2022, respectively. Based on current market rates, the fair value of this debt (level 2 liabilities) at November 27, 2022 and May 29, 2022, was estimated at $8.79 billion and $8.85 billion, respectively.

14. BUSINESS SEGMENTS AND RELATED INFORMATION

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 27, 2022	November 28, 2021	November 27, 2022	November 28, 2021
Net sales
Grocery & Snacks	$1,349.9	$1,264.5	$2,538.2	$2,339.6
Refrigerated & Frozen	1,421.5	1,285.9	2,629.1	2,387.7
International	258.7	262.2	492.2	498.8
Foodservice	282.8	246.3	557.7	486.1
Total net sales	$3,312.9	$3,058.9	$6,217.2	$5,712.2
Operating profit
Grocery & Snacks	$340.4	$249.2	$590.8	$465.1
Refrigerated & Frozen	250.3	168.3	34.0	325.9
International	36.9	37.1	63.8	71.2
Foodservice	28.5	13.8	29.7	34.1
Total operating profit	$656.1	$468.4	$718.3	$896.3
Equity method investment earnings	49.3	29.5	98.5	49.7
General corporate expense	106.5	59.0	190.0	123.6
Pension and postretirement non-service income	(6.1)	(16.1)	(12.2)	(32.2)
Interest expense, net	100.3	94.9	197.4	189.1
Income tax expense	122.5	84.2	136.9	153.9
Net income	$382.2	$275.9	$304.7	$511.6
Less: Net income attributable to noncontrolling interests	0.3	0.4	0.3	0.7
Net income attributable to Conagra Brands, Inc.	$381.9	$275.5	$304.4	$510.9

The following table presents further disaggregation of our net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 27, 2022	November 28, 2021	November 27, 2022	November 28, 2021
Frozen	$1,157.5	$1,073.1	$2,165.9	$1,993.5
Staples
Other shelf-stable	758.4	724.6	1,448.5	1,366.2
Refrigerated	264.0	212.8	463.2	394.2
Snacks	591.5	539.9	1,089.7	973.4
Foodservice	282.8	246.3	557.7	486.1
International	258.7	262.2	492.2	498.8
Total net sales	$3,312.9	$3,058.9	$6,217.2	$5,712.2

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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 27, 2022	November 28, 2021	November 27, 2022	November 28, 2021
Gross derivative gains incurred	$5.2	$7.0	$14.7	$17.2
Less: Net derivative gains allocated to reporting segments	7.6	8.8	16.6	13.8
Net derivative gains (losses) recognized in general corporate expenses	$(2.4)	$(1.8)	$(1.9)	$3.4
Net derivative gains allocated to Grocery & Snacks	$2.5	$4.7	$7.5	$7.9
Net derivative gains allocated to Refrigerated & Frozen	4.3	4.6	7.6	9.3
Net derivative gains (losses) allocated to International	0.6	(0.7)	0.7	(3.9)
Net derivative gains allocated to Foodservice	0.2	0.2	0.8	0.5
Net derivative gains included in segment operating profit	$7.6	$8.8	$16.6	$13.8

As of November 27, 2022, the cumulative amount of net derivative gains from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $14.0 million. This amount reflected net gains of $13.6 million incurred during the twenty-six weeks ended November 27, 2022 and net gains of $0.4 million incurred prior to fiscal 2023. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results gains of $11.0 million in fiscal 2023 and gains of $3.0 million in fiscal 2024 and thereafter.

Assets by Segment

The majority of our manufacturing assets are shared across multiple reporting segments. Output from these facilities used by each reporting segment can change over time. Also, working capital balances are not tracked by reporting segment. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment. Total depreciation expense was $77.8 million and $156.0 million for the second quarter and first half of fiscal 2023, respectively.  Total depreciation expense was $82.2 million and $163.8 million for the second quarter and first half of fiscal 2022, respectively.

Other Information

Our operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant with respect to consolidated operations for the second quarter and first half of fiscal 2023 and 2022. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were approximately $274.0 million and $515.8 million in the second quarter and first half of fiscal 2023, respectively. Our foreign net sales during the second quarter and first half of fiscal 2022 were approximately $263.1 million and $506.4 million, respectively. Our long-lived assets located outside of the United States are not significant.

Our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 28% of consolidated net sales in both the second quarter and first half of fiscal 2023, and 27% and 26% in the second quarter and first half of 2022, respectively, primarily in the Grocery & Snacks and Refrigerated & Frozen segments.

Walmart, Inc. and its affiliates accounted for approximately 20% and 30% of consolidated net receivables as of November 27, 2022 and May 29, 2022, respectively. The Kroger Co. and its affiliates accounted for approximately 13% and 9% of consolidated net receivables as of November 27, 2022 and May 29, 2022, respectively.

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

The discussion that follows should be read together with the unaudited Condensed Consolidated Financial Statements and related notes contained in this report and with the financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended May 29, 2022 and subsequent filings with the SEC. Results for the second quarter of fiscal 2023 are not necessarily indicative of results that may be attained in the future.

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

Fiscal 2023 Second Quarter Results

In the second quarter of fiscal 2023, results reflected an increase in net sales, with organic (excludes the impact of foreign exchange) increases in all of our segments, in each case compared to the second quarter of fiscal 2022. Overall gross profit increased primarily as a result of higher net sales, productivity, and lower transportation costs, which were offset by input cost inflation, unfavorable operating leverage, and elevated supply chain operating costs. Overall segment operating profit increased in our Refrigerated & Frozen, Grocery & Snacks, and Foodservice segments, which was partially offset by a slight decrease in our International segment. Corporate expenses were higher primarily due to higher share-based payment expense. Selling, general and administrative ("SG&A") expenses were also impacted by higher advertising and promotion expenses offset by other items impacting comparability as discussed below. We recognized higher equity method investment earnings, higher interest expense, and higher income tax expense, in each case compared to the second quarter of fiscal 2022. Excluding items impacting comparability, our effective tax rate was slightly higher compared to the second quarter of fiscal 2022.

Diluted earnings per share in the second quarter of fiscal 2023 and 2022 was $0.79 and $0.57, respectively. Diluted earnings per share was affected by higher net income in the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022.

Trends Impacting Our Business

During fiscal 2022 and continuing into fiscal 2023, our industry has been impacted by supply chain disruptions, labor issues, input cost inflation, and other global macroeconomic challenges. In the second quarter of fiscal 2023, while we continued to experience significant input cost inflation, our supply chain productivity and pricing actions assisted in a 316-basis point improvement to gross margin. We expect input cost inflation to remain elevated throughout the rest of fiscal 2023, but anticipate continued supply chain productivity and pricing actions to mitigate some of the inflationary pressures. As our estimates of inflation for fiscal 2023 continue to change, it is impractical to quantify the ultimate impact at this time. As we approach our annual goodwill and brand impairment assessment in the fourth quarter of fiscal 2023, continued increases to interest rates coupled with the uncertainty in the inflationary environment creates a heightened risk for future impairments later in the fiscal year.

We continue to monitor the impact of the COVID-19 pandemic on financial markets, supply chains, commodity costs, the labor environment and aspects of our business. During the second quarter of fiscal 2023, we continued to experience elevated demand for our products in the retail segments versus pre-pandemic levels, but volumes were lower compared to the second quarter of fiscal 2022 primarily due to the elasticity impact from our inflation-driven pricing actions. We experienced higher demand for our foodservice products across all of our major markets during the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022 as consumer traffic in away-from-home food outlets continues to be strong, approaching pre-pandemic levels. We expect these trends to continue throughout the remainder of fiscal 2023.

We also continue to expect recovery from the higher costs we experienced in fiscal 2021 and which continued to rise in fiscal 2022 during the COVID-19 pandemic and we expect a decrease in supply chain operating costs during the second half of fiscal 2023 as we continue to recover our service levels. We will continue to evaluate the evolving macroeconomic environment to take action to mitigate the impact on our business, consolidated results of operations, and financial condition.

Although we are a North American focused company with no operations in or direct exposure to Russia and Ukraine, starting in the second half of fiscal 2022, we have experienced shortages in materials and increased costs for transportation, energy, and raw material due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. To date, however, the conflict between Russia and Ukraine has not had a material impact on our business, financial condition, or result of operations.

Items Impacting Comparability

Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions is discussed in the "Segment Review" below.

Items of note impacting comparability for the second quarter of fiscal 2023 included the following:

●	charges totaling $7.9 million ($6.0 million after-tax) associated with a fire occurring at one of our manufacturing facilities and

●	net charges totaling $1.8 million ($1.3 million after-tax) in connection with our restructuring plans.

Items of note impacting comparability for the second quarter of fiscal 2022 included the following:

●	charges totaling $39.2 million ($32.2 million after-tax) related to the impairment of businesses previously held for sale,

●	a gain of $14.6 million ($11.0 million after-tax) related to a legal settlement,

●	net charges totaling $12.4 million ($9.3 million after-tax) in connection with our restructuring plans, and

●	a gain of $3.3 million ($2.8 million after-tax) related to proceeds received from the sale of a legacy investment.

Items of note impacting the comparability for the first half of fiscal 2023 included the following:

●

charges totaling $385.7 million ($326.8 million after-tax) related to the goodwill and Birds Eye® brand impairments in connection with certain reporting unit changes within our Refrigerated & Frozen segment,

●	charges totaling $26.7 million ($20.1 million after-tax) related to the impairment of businesses previously held for sale,

●	charges totaling $7.9 million ($6.0 million after-tax) associated with a fire occurring at one of our manufacturing facilities, and

●	net charges totaling $6.7 million ($5.0 million after-tax) in connection with our restructuring plans.

Items of note impacting the comparability for the first half of fiscal 2022 included the following:

●	charges totaling $39.2 million ($32.2 million after-tax) related to the impairment of businesses previously held for sale,

●	net charges totaling $28.2 million ($21.2 million after-tax) in connection with our restructuring plans,

●	a gain of $14.6 million ($11.0 million after-tax) related to a legal settlement,

●	an income tax benefit of $3.6 million related to the settlement of a tax matter that was previously reserved, and

●	a gain of $3.3 million ($2.8 million after-tax) related to proceeds received from the sale of a legacy investment.

Restructuring Plans

In fiscal 2019, senior management initiated a restructuring plan for costs incurred in connection with actions taken to improve SG&A expense effectiveness and efficiencies and to optimize our supply chain network (the "Conagra Restructuring Plan"). Although we remain unable to make good faith estimates relating to the entire Conagra Restructuring Plan, we are reporting on actions initiated through the end of the second quarter of fiscal 2023, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of November 27, 2022, we had approved the incurrence of $184.0 million ($57.2 million of cash charges and $126.8 million of non-cash charges) for several projects associated with the Conagra Restructuring Plan. As of November 27, 2022, we had incurred or expected to incur $152.6 million of charges ($50.7 million of cash charges and $101.9 million of non-cash charges) for actions identified to date under the Conagra Restructuring Plan. In the second quarter of fiscal 2023 and 2022, we recognized charges of $1.8 million and $6.6 million, respectively, in connection with the Conagra Restructuring Plan. In the first half of fiscal 2023 and 2022, we recognized charges of $5.9 million and $15.1 million, respectively, in connection with this plan. We expect to incur costs related to the Conagra Restructuring Plan over a multi-year period.

As of the end of the first quarter of fiscal 2023, we had substantially completed our Pinnacle Integration Restructuring Plan related to our acquisition of Pinnacle in 2018 for the purpose of achieving significant cost synergies (the "Pinnacle Integration Restructuring Plan"). In the second quarter of fiscal 2022, we recognized charges of $5.8 million in connection with the Pinnacle Integration Restructuring Plan. In the first half of fiscal 2023 and 2022, we recognized charges of $0.8 million and $13.1 million, respectively, in connection with this plan. Our total pre-tax expenses for this plan related to our continuing operations are expected to be $344.8 million ($283.6 million of cash charges and $61.2 million of non-cash charges).

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

Presentation of Derivative Gains (Losses) from Economic Hedges of Forecasted Cash Flows in Segment Results

Derivatives used to manage commodity price risk and foreign currency risk are not designated for hedge accounting treatment. We believe these derivatives provide economic hedges of certain forecasted transactions. As such, these derivatives are recognized at fair market value with realized and unrealized gains and losses recognized in general corporate expenses. The gains and losses are subsequently recognized in the operating results of the reporting segments in the period in which the underlying transaction being economically hedged is included in earnings. In the event that management determines a particular derivative entered into as an economic hedge of a forecasted commodity purchase has ceased to function as an economic hedge, we cease recognizing further gains and losses on such derivatives in corporate expense and begin recognizing such gains and losses within segment operating results, immediately. See Note 14 "Business Segments and Related Information", to the Condensed Consolidated Financial Statements contained in this report for further discussion.

Net Sales

	Net Sales
($ in millions)	Thirteen Weeks Ended			Twenty-Six Weeks Ended
Reporting Segment	November 27, 2022	November 28, 2021	% Inc (Dec)	November 27, 2022	November 28, 2021	% Inc (Dec)
Grocery & Snacks	$1,349.9	$1,264.5	7%	$2,538.2	$2,339.6	8%
Refrigerated & Frozen	1,421.5	1,285.9	11%	2,629.1	2,387.7	10%
International	258.7	262.2	(1)%	492.2	498.8	(1)%
Foodservice	282.8	246.3	15%	557.7	486.1	15%
Total	$3,312.9	$3,058.9	8%	$6,217.2	$5,712.2	9%

Net sales for the second quarter and first half of fiscal 2023 in our Grocery & Snacks segment included an increase in price/mix of 19% and 18%, respectively, when compared to the prior-year period due to favorability in inflation-driven pricing and favorable brand mix. Volumes decreased by 12% and 9% for the second quarter and first half of fiscal 2023, respectively, when compared to the prior-year period. The decrease in volumes was primarily due to the elasticity impact from inflation-driven pricing actions.

Net sales for the second quarter and first half of fiscal 2023 in our Refrigerated & Frozen segment reflected an increase in price/mix of 16% and 14%, respectively, when compared to the prior-year period due to favorability in inflation-driven pricing. Volumes decreased by 5% and 4% for the second quarter and first half of fiscal 2023, respectively, when compared to the prior-year period primarily due to the elasticity impact from inflation-driven pricing actions.

Net sales for the second quarter of fiscal 2023 in our International segment reflected a 13% increase in price/mix, an 11% decrease in volumes, and a 3% decrease due to unfavorable foreign exchange rates, in each case compared to the prior-year period. Net sales for the first half of fiscal 2023 in our International segment reflected an 11% increase in price/mix, a 9% decrease in volumes, and a 3% decrease due to unfavorable foreign exchange rates, in each case compared to the prior-year period. The decrease in volumes was driven by the elasticity impact from inflation-driven pricing actions. The increase in price/mix was primarily due to favorability in inflation-driven pricing.

Net sales for the second quarter and first half of fiscal 2023 in our Foodservice segment reflected an increase in price/mix of 18% and 19%, respectively, compared to the prior-year period, reflecting inflation-driven pricing. Volumes decreased by 3% and 4% in the second quarter and first half of fiscal 2023, respectively, when compared to the prior-year period. The decrease in volumes was driven by the elasticity impact from inflation-driven pricing actions.

SG&A Expenses (includes general corporate expenses)

SG&A expenses totaled $372.7 million for the second quarter of fiscal 2023, an increase of $27.3 million, as compared to the second quarter of fiscal 2022. SG&A expenses for the second quarter of fiscal 2023 reflected the following:

Items impacting comparability of earnings

●	net charges of $1.7 million in connection with our restructuring plans.

Other changes in expenses compared to the second quarter of fiscal 2022

●	an increase in share-based payment expense of $24.4 million primarily due to an increase to the estimated level of achievement of certain performance targets and an increase in our share price,

●	an increase in advertising and promotion expense of $7.4 million driven by an increased investment in modern marketing, including social and digital platforms,

●	an increase in consulting and professional fees of $5.5 million,

●	an increase in salary, wage, and fringe benefit expense of $4.3 million,

●	an increase in charitable donations of $3.8 million,

●	an increase in short-term incentive expense of $2.9 million, and

●	an increase in travel and entertainment expense of $2.5 million.

SG&A expenses for the second quarter of fiscal 2022 included the following items impacting the comparability of earnings:

●	expense of $39.2 million related to the impairment of businesses previously held for sale,

●	a net benefit of $14.6 related to a legal settlement,

●	a benefit of $3.3 million related to the sale of a legacy investment,

●	expenses of $2.5 million in connection with our restructuring plans, and

●	expenses of $1.7 million associated with consulting fees for certain tax matters.

SG&A expenses totaled $1.11 billion for the first half of fiscal 2023, an increase of $458.8 million, as compared to the first half of fiscal 2022. SG&A expenses for the first half of fiscal 2023 reflected the following:

Items impacting comparability of earnings

●	charges totaling $385.7 million related to the goodwill and Birds Eye® brand impairments in connection with certain reporting unit changes within our Refrigerated & Frozen segment,

●	charges totaling $26.7 million related to the impairment of businesses previously held for sale, and

●	net charges of $6.4 million in connection with our restructuring plans.

Other changes in expenses compared to the first half of fiscal 2022

●

an increase in share-based payment expense of $45.8 million primarily due to an increase to the estimated level of achievement of certain performance targets, more significant award vesting in the current period, and volatility between periods in our share price,

●	an increase consulting and professional fees of $7.6 million, in part due to information technology implementation services,

●	an increase in advertising and promotion expenses of $7.1 million driven by an increased investment in modern marketing, including social and digital platforms,

●	an increase in salary, wage, and fringe benefit expense of $7.0 million,

●	an increase in charitable donations of $5.0 million,

●	an increase in travel and entertainment expense of $4.6 million,

●	a decrease in deferred compensation expense of $3.9 million primarily due to market gains in the prior-year period,

●	an increase in short-term incentive expense of $3.9 million, and

●	a decrease in depreciation expense of $3.0 million.

SG&A expenses for the first half of fiscal 2022 included the following items impacting the comparability of earnings:

●	expense of $39.2 million related to the impairment of businesses previously held for sale,

●	a net benefit of $14.6 related to a legal settlement,

●	expenses of $11.9 million in connection with our restructuring plans,

●	a benefit of $3.3 million related to the sale of a legacy investment, and

●	expenses of $1.7 million associated with consulting fees for certain tax matters.

Segment Operating Profit (Earnings before general corporate expenses, pension and postretirement non-service income, interest expense, net, income taxes, and equity method investment earnings)

	Operating Profit
($ in millions)	Thirteen Weeks Ended			Twenty-Six Weeks Ended
Reporting Segment	November 27, 2022	November 28, 2021	% Inc (Dec)	November 27, 2022	November 28, 2021	% Inc (Dec)
Grocery & Snacks	$340.4	$249.2	37%	$590.8	$465.1	27%
Refrigerated & Frozen	250.3	168.3	49%	34.0	325.9	(90)%
International	36.9	37.1	(1)%	63.8	71.2	(10)%
Foodservice	28.5	13.8	106%	29.7	34.1	(13)%

Operating profit in our Grocery & Snacks segment for the second quarter of fiscal 2023 reflected an increase in gross profits of $78.8 million compared to the second quarter of fiscal 2022. The higher gross profit was driven by the net sales growth discussed above, partially offset by the impacts of input cost inflation, unfavorable fixed cost leverage, and elevated supply chain operating costs. The increase in gross profits was partially offset by higher SG&A expenses, excluding items impacting comparability, as discussed above. Operating profit in the second quarter of fiscal 2022 included $2.0 million of net charges related to our restructuring plans and expense of $22.4 million related to the impairment of businesses previously held for sale.

Operating profit in our Grocery & Snacks segment for the first half of fiscal 2023 reflected an increase in gross profits of $113.6 million compared to the first half of fiscal 2022. The higher gross profit was driven by the net sales growth discussed above, partially offset by the impacts of input cost inflation, unfavorable fixed cost leverage, and elevated supply chain operating costs. The increase in gross profits was partially offset by higher SG&A expenses, excluding items impacting comparability, as discussed above. Operating profit of the Grocery & Snacks segment was impacted by net expense of $0.2 million and $6.1 million related to our restructuring plans in the first half of fiscal 2023 and 2022, respectively. The first half of fiscal 2023 included expenses of $3.2 million related to a municipal water break that impacted one of our production facilities. The first half of fiscal 2022 included expense of $22.4 million related to the impairment of businesses previously held for sale.

Operating profit in our Refrigerated & Frozen segment for the second quarter of fiscal 2023 reflected an increase in gross profits of $78.6 million compared to the second quarter of fiscal 2022. The increase was driven by the net sales growth discussed above, partially offset by the impacts of input cost inflation, unfavorable fixed cost leverage, and elevated supply chain operating costs. The increase in gross profits was partially offset by higher SG&A expenses, excluding items impacting comparability, as discussed above, including increased advertising and promotion expenses. Operating profit of our Refrigerated & Frozen segment included charges of $7.9 million in the second quarter of fiscal 2023 associated with a fire occurring at one of our manufacturing facilities. Operating profit in the second quarter of fiscal 2022 included charges of $12.0 million related to the impairment of businesses previously held for sale. Operating profit of the Refrigerated & Frozen segment was impacted by net expense of $0.8 million and $6.8 million related to our restructuring plans in the second quarter of fiscal 2023 and 2022, respectively.

Operating profit in our Refrigerated & Frozen segment for the first half of fiscal 2023 reflected an increase in gross profits of $100.4 million compared to the first half of fiscal 2022. The increase was driven by the net sales growth discussed above, partially offset by the impacts of input cost inflation, unfavorable fixed cost leverage, and elevated supply chain operating costs. The increase in gross profits was partially offset by higher SG&A expenses, excluding items impacting comparability, as discussed above, including increased advertising and promotion expenses. Operating profit in the first half of fiscal 2023 included charges of $385.7 million related to the goodwill and Birds Eye® brand impairments in connection with certain reporting unit changes within our Refrigerated & Frozen segment and charges of $7.9 million associated with a fire occurring at one of our manufacturing facilities. Operating profit in the first half of fiscal 2023 and 2022 included charges of $5.7 million and $12.0 million, respectively, related to the impairment of businesses previously held for sale. Operating profit of the Refrigerated & Frozen segment was impacted by net expense of $1.4 million and $11.8 million related to our restructuring plans in the first half of fiscal 2023 and 2022, respectively.

Operating profit in our International segment for the second quarter of fiscal 2023 reflected flat gross profits when compared to the prior-year period. Operating profit in our International segment for the first half of fiscal 2023 reflected a decrease in gross profits of $6.5 million when compared to the prior-year period due to the impacts of input cost inflation and unfavorable fixed cost leverage.

Operating profit in our Foodservice segment for the second quarter of fiscal 2023 reflected an increase in gross profits of $10.8 million compared to the second quarter of fiscal 2022. The increase in gross profit was driven by the net sales growth discussed above, partially offset by the impacts of input cost inflation and unfavorable fixed cost leverage. Operating profit in the second quarter of fiscal 2022 included expense of $4.8 million related to the impairment of businesses previously held for sale.

Operating profit in our Foodservice segment for the first half of fiscal 2023 reflected an increase in gross profits of $12.2 million compared to the first half of fiscal 2022. The increase in gross profit was driven by the net sales growth discussed above, partially offset by the impacts of input cost inflation, unfavorable fixed cost leverage, and elevated supply chain operating costs. Operating profit in the first half of fiscal 2023 and 2022 included expense of $20.5 million and $4.8 million, respectively, related to the impairment of businesses previously held for sale.

Pension and Postretirement Non-service Income

In the second quarter of fiscal 2023, pension and postretirement non-service income was $6.1 million, a decrease of $10.0 million compared to the second quarter of fiscal 2022. In the first half fiscal 2023, pension and postretirement non-service income was $12.2 million, a decrease of $20.0 compared to the first half of fiscal 2022. The second quarter and first half of fiscal 2023 reflected higher interest costs.

Interest Expense, Net

Net interest expense was $100.3 million and $94.9 million for the second quarter of fiscal 2023 and 2022, respectively. Net interest expense was $197.4 million and $189.1 million for the first half of fiscal 2023 and 2022, respectively. The increase was driven by a higher weighted average interest rate on outstanding debt. See Note 3, "Debt and Revolving Credit Facility", to the Condensed Consolidated Financial Statements contained in this report for further discussion.

Income Taxes

In the second quarter of fiscal 2023 and 2022, we recognized income tax expense of $122.5 million and $84.2 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was approximately 24.3% and 23.4% for the second quarter of fiscal 2023 and 2022, respectively. In the first half of fiscal 2023 and 2022, we recognized income tax expense of $136.9 million and $153.9 million, respectively. The effective tax rate was approximately 31.0% and 23.1% for the first half of fiscal 2023 and 2022, respectively. The effective tax rate for the first half of fiscal 2023 was principally impacted by the non-deductible goodwill impairments noted above. See Note 9, "Income Taxes", to the Condensed Consolidated Financial Statements contained in this report for a discussion on the change in effective tax rates.

Equity Method Investment Earnings

Equity method investment earnings were $49.3 million and $29.5 million for the second quarter of fiscal 2023 and 2022, respectively. Equity method investment earnings were $98.5 million and $49.7 million for the first half of fiscal 2023 and 2022, respectively. Ardent Mills earnings for the second quarter and first half of fiscal 2023 reflected favorable market conditions, including the joint venture's effective management through the recent volatility in the wheat markets.

Earnings Per Share

Diluted earnings per share in the second quarter of fiscal 2023 and 2022 was $0.79 and $0.57, respectively. Diluted earnings per share in the first half of fiscal 2023 and 2022 was $0.63 and $1.06, respectively. The increase in diluted earnings per share for the second quarter of fiscal 2023 reflected higher net income. The decrease in diluted earnings per share for the first half of fiscal 2023 reflected lower net income and was largely impacted by the goodwill and brand impairment charges in the first quarter of fiscal 2023.

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

Management believes that existing cash balances, cash flows from operations, existing credit facilities, our commercial paper program and access to capital markets will provide sufficient liquidity to meet our debt obligations, including any repayment of debt or refinancing of debt, working capital needs, planned capital expenditures, other contractual obligations, and payment of anticipated quarterly dividends for at least the next twelve months and the foreseeable future thereafter.

Borrowing Facilities and Long-Term Debt

At November 27, 2022, we had a revolving credit facility (the "Revolving Credit Facility") with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $2.0 billion (subject to increase to a maximum aggregate principal amount of $2.5 billion with the consent of the lenders). The Revolving Credit Facility matures on August 26, 2027 and is unsecured. The Company may request the term of the Revolving Credit Facility be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. We have historically used a credit facility principally as a back-up for our commercial paper program. As of November 27, 2022, there were no outstanding borrowings under the Revolving Credit Facility.

As of November 27, 2022, we had $254.0 million outstanding under our commercial paper program. The highest level of borrowings during the first half of fiscal 2023 was $452.0 million. We had $180.0 million outstanding under our commercial paper program as of May 29, 2022.

During the first quarter of fiscal 2023, we entered into an unsecured Term Loan Agreement (the "Term Loan Agreement") with a syndicate of financial institutions. The Term Loan Agreement provided for delayed draw term loans to the Company in an aggregate principal amount of up to $500.0 million. The Term Loan Agreement matures on August 26, 2025. During the second quarter of fiscal 2023, we borrowed the full $500.0 million aggregate principal amount available under the Term Loan Agreement. The proceeds were used to repay the full outstanding $250.0 million aggregate principal amount of our 3.25% senior notes on their maturity date of September 15, 2022 as well as to repay outstanding borrowings under our commercial paper program.

For additional information about our long-term debt balances, refer to Note 3, "Debt and Revolving Credit Facility", to the Condensed Consolidated Financial Statements contained in this report and Note 3, "Long-Term Debt", to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 29, 2022. The weighted average coupon interest rate of long-term debt obligations outstanding as of November 27, 2022, was approximately 4.4%.

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

As of the end of the second quarter of fiscal 2023, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the Revolving Credit Facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult, or impossible.

Our most restrictive debt agreement (the Revolving Credit Facility) generally requires our ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest expense not be less than 3.0 to 1.0 and our ratio of funded net debt to EBITDA not to exceed 4.75 to 1.0 through the third quarter of fiscal 2023 and 4.5 to 1.0 for each quarter thereafter. Each ratio is to be calculated on a rolling four-quarter basis. As of November 27, 2022, we were in compliance with these financial covenants.

Equity and Dividends

We repurchase shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. During the first half of fiscal 2023, we repurchased 4.2 million shares of our common stock under this authorization for an aggregate of $150.0 million. The Company's total remaining share repurchase authorization as of November 27, 2022 was $916.6 million.

On December 1, 2022, the Company paid a quarterly cash dividend on shares of its common stock of $0.33 per share to stockholders of record as of close of business on November 3, 2022. On December 21, 2022, our Board announced a quarterly dividend payment of $0.33 per share to be paid on March 2, 2023, to stockholders of record as of close of business on January 30, 2023.

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

As of November 27, 2022, our finance and operating lease liabilities reported in our Condensed Consolidated Balance Sheet totaled $118.8 million and $248.7 million, respectively. We have entered into contracts that are or contain a lease that have not yet commenced with aggregate payments totaling $269.6 million, as of November 27, 2022. For additional information, refer to Note 14, "Leases", to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 29, 2022.

The liability for gross unrecognized tax benefits related to uncertain tax positions was $29.7 million as of November 27, 2022. For additional information, refer to Note 9, "Income Taxes", to the Condensed Consolidated Financial Statements contained in this report and Note 13, "Pre-Tax Income and Income Taxes", to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 29, 2022.

As of May 29, 2022, we had an aggregate funded pension asset of $162.1 million and an aggregate unfunded postretirement benefit obligation totaling $61.4 million. We expect to make payments totaling approximately $12.4 million and $8.1 million in fiscal 2023 to fund our pension and postretirement plans, respectively. See Note 11 "Pension and Postretirement Benefits", to the Condensed Consolidated Financial Statements contained in this report and Note 17, "Pension and Postretirement Benefits", to the Consolidated Financial Statements and "Critical Accounting Estimates – Employee-Related Benefits" contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 29, 2022, for further discussion of our pension obligation and factors that could affect estimates of these obligations.

As of November 27, 2022, our unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts) totaled approximately $2.84 billion. Approximately $1.93 billion of this balance is due in less than one year. Included in this amount are open purchase orders and other supply agreements totaling approximately $1.73 billion, which are generally settleable in the ordinary course of business. Some are not legally binding and/or may be cancellable. Warehousing service agreements totaling approximately $626 millionmake up a majority of our remaining unconditional purchase obligations with various terms of up to 10 years.

We expect to have sufficient cash flows from the above cited sources to meet the material cash requirements of these contractual obligations as they become settleable in the ordinary course of business.

Capital Expenditures

We continue to make investments in our business and operating facilities. Our estimate of capital expenditures for fiscal 2023 is approximately $425 million.

Supplier Arrangements

Certain suppliers have access to third-party services that allow them to view our scheduled payments online. These third-party services also allow suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. Balances remain as obligations to our suppliers as stated in our supplier agreements and are either reflected in accounts payable or in notes payable within our Condensed Consolidated Balance Sheets depending on the nature of the arrangement. The associated payments are included in net cash flows from operating activities for those balances reflected in accounts payable, whereas the proceeds and payments associated with short-term borrowings are reflected as financing activities within our Condensed Consolidated Statements of Cash Flows. As of November 27, 2022 and May 29, 2022, $386.8 million and $378.3 million, respectively, of our total accounts payable was payable to suppliers who utilize these third-party services. As of November 27, 2022, we also had approximately $109.2 million of short-term borrowings related to these arrangements.

The program commenced at about the same time that we began an initiative to negotiate extended payment terms with our suppliers. A number of factors may impact our future payment terms, including our relative creditworthiness, overall market liquidity, and changes in interest rates and other general economic conditions.

Cash Flows

During the first half of fiscal 2023, we used $43.6 million of cash, which was the net result of $297.8 million generated from operating activities, $181.9 million used in investing activities, $157.4 million used in financing activities, and a decrease of $2.1 million due to the effects of changes in foreign currency exchange rates.

Cash generated from operating activities totaled $297.8 million and $262.1 million in the first half of fiscal 2023 and 2022, respectively. The increase in operating cash flows for the first half of fiscal 2023 compared to the first half of fiscal 2022 was primarily driven by higher gross profits and the accelerated receipt of our outstanding receivables. In the first half of fiscal 2023, we utilized certain customer payment term offerings to accelerate receipt on our outstanding receivables in exchange for a slightly higher prompt pay discount, which increased our cash flow from operations by approximately $152 million. This was partially offset by higher inventory balances, largely due to input cost inflation and some inventory rebuild from previous supply chain constraints, and timing of payments of accounts payable.

Cash used in investing activities totaled $181.9 million and $244.2 million in the first half of fiscal 2023 and 2022, respectively. Net cash outflows from investing activities in the first half of fiscal 2023 and 2022 consisted primarily of capital expenditures totaling $188.4 million and $257.5 million, respectively.

Cash used in financing activities totaled $157.4 million and $23.7 million in the first half of fiscal 2023 and 2022, respectively. Financing activities in the first half of fiscal 2023 principally reflected repayments of long-term debt of $265.8 million, the issuance of long-term debt totaling $500.0 million, net short-term borrowing issuances of $75.4 million, cash dividends paid of $308.6 million, and common stock repurchases of $150.0 million. Financing activities in the first half of fiscal 2022 principally reflected net proceeds of $499.1 million from the issuance of $500.0 million aggregate principal amount of long-term debt, net short-term borrowing repayments of $121.6 million, cash dividends paid of $282.0 million, and common stock repurchases of $50.0 million.

Cash Held by International Subsidiaries

The Company had cash and cash equivalents of $39.7 million at November 27, 2022 and $83.3 million at May 29, 2022, of which $32.8 million at November 27, 2022, and $74.7 million at May 29, 2022 was held in foreign countries. A deferred tax liability is provided for certain undistributed foreign earnings in fiscal 2023 that are not considered to be indefinitely reinvested or cannot be remitted in a tax-neutral transaction. Other undistributed foreign earnings are invested indefinitely and therefore we have not provided deferred taxes on those earnings.

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

Other than the changes noted below, there have been no material changes in our market risk during the twenty-six weeks ended November 27, 2022. For additional information, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 29, 2022.

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

The carrying amount of long-term debt (including current installments) was $9.04 billion as of November 27, 2022. Based on current market rates, the fair value of this debt at November 27, 2022 was estimated at $8.79 billion. As of November 27, 2022, a 1% increase in the interest rates would decrease the fair value of our fixed rate debt by approximately $428.2 million, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $482.3 million.

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

Effect of Hypothetical 10% Fluctuation

The potential gain or loss on the fair value of our outstanding commodity and foreign exchange contracts, assuming a hypothetical 10% fluctuation in commodity prices and foreign currency exchange rates, would have been (in millions):

	Fair Value Impact
In Millions	November 27, 2022	November 28, 2021
Energy commodities	$5.9	$1.3
Agriculture commodities	7.7	4.2
Foreign exchange	8.8	8.6

It should be noted that any change in the fair value of our derivative contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items. In relation to foreign currency contracts, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of November 27, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For additional information on legal proceedings, please refer to Note 15, "Contingencies", to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended May 29, 2022 and Note 10, "Contingencies", to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

A discussion of our risk factors can be found in Item 1A, "Risk Factors", in our Annual Report on Form 10-K for the fiscal year ended May 29, 2022 and in our other filings with the SEC. During the second quarter of fiscal 2023, there were no material changes to our previously disclosed risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents the total number of shares of common stock purchased during the second quarter of fiscal 2023, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program 1	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program 1
August 29, 2022 through September 25, 2022	—	$—	—	$1,016,577,000
September 26, 2022 through October 23, 2022	—	$—	—	$1,016,577,000
October 24, 2022 through November 27, 2022	2,758,054	$36.26	2,758,054	$916,578,000
Total Fiscal 2023 Second Quarter Activity	2,758,054	$36.26	2,758,054	$916,578,000

1 The Board approved a share repurchase program authorizing the Company to purchase shares of its common stock in December 2003, which share repurchase authorization has been subsequently increased from time to time. On June 27, 2018, we announced that the Board increased the amount of the share repurchase authorization by $1.0 billion. As of November 27, 2022, approximately $916.6 million of our common stock remained available for purchase under this authorization, which has no expiration. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions.

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

101

The following materials from Conagra Brands' Quarterly Report on Form 10-Q for the quarter ended November 27, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

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

Dated this 5th day of January, 2023.