Form 10-Q
period 2023-02-26
CONAGRA BRANDS INC.
filed 2023-04-05
CIK 23217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of issuer's common stock as of February 26, 2023 was 476,906,797.

PART I. FINANCIAL INFORMATION		1

Item 1	Financial Statements	1

	Unaudited Condensed Consolidated Statements of Earnings for the Thirteen and Thirty-Nine Weeks Ended February 26, 2023 and February 27, 2022	1

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Thirty-Nine Weeks Ended February 26, 2023 and February 27, 2022	2

	Unaudited Condensed Consolidated Balance Sheets as of February 26, 2023 and May 29, 2022	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended February 26, 2023 and February 27, 2022	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4	Controls and Procedures	36

PART II. OTHER INFORMATION		36

Item 1	Legal Proceedings	36

Item 1A	Risk Factors	36

Item 6	Exhibits	37

Signatures		38

Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 101
Exhibit 104

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions except per share amounts)

(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 26, 2023	February 27, 2022	February 26, 2023	February 27, 2022
Net sales	$3,086.5	$2,913.7	$9,303.7	$8,625.9
Costs and expenses:
Cost of goods sold	2,247.7	2,216.5	6,822.3	6,500.5
Selling, general and administrative expenses	348.8	338.0	1,463.1	993.5
Pension and postretirement non-service income	(6.0)	(16.1)	(18.2)	(48.3)
Interest expense, net	104.2	94.6	301.6	283.7
Income before income taxes and equity method investment earnings	391.8	280.7	734.9	896.5
Income tax expense	100.1	109.9	237.0	263.8
Equity method investment earnings	50.5	48.1	149.0	97.8
Net income	$342.2	$218.9	$646.9	$730.5
Less: Net income attributable to noncontrolling interests	0.5	0.5	0.8	1.2
Net income attributable to Conagra Brands, Inc.	$341.7	$218.4	$646.1	$729.3
Earnings per share — basic
Net income attributable to Conagra Brands, Inc. common stockholders	$0.72	$0.45	$1.35	$1.52
Earnings per share — diluted
Net income attributable to Conagra Brands, Inc. common stockholders	$0.71	$0.45	$1.34	$1.51

See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Thirteen Weeks Ended
	February 26, 2023			February 27, 2022
	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount
Net income	$442.3	$(100.1)	$342.2	$328.8	$(109.9)	$218.9
Other comprehensive income:
Derivative adjustments:
Unrealized derivative adjustments	(3.5)	0.8	(2.7)	2.1	(0.6)	1.5
Reclassification for derivative adjustments included in net income	(1.6)	0.4	(1.2)	(0.4)	0.2	(0.2)
Unrealized currency translation gains	4.3	—	4.3	10.7	—	10.7
Pension and post-employment benefit obligations:
Reclassification for pension and post-employment benefit obligations included in net income	(1.1)	0.3	(0.8)	(0.9)	0.3	(0.6)
Comprehensive income	440.4	(98.6)	341.8	340.3	(110.0)	230.3
Comprehensive income (loss) attributable to noncontrolling interests	(0.8)	(0.2)	(1.0)	0.6	(0.2)	0.4
Comprehensive income attributable to Conagra Brands, Inc.	$441.2	$(98.4)	$342.8	$339.7	$(109.8)	$229.9

	Thirty-Nine Weeks Ended
	February 26, 2023			February 27, 2022
	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount
Net income	$883.9	$(237.0)	$646.9	$994.3	$(263.8)	$730.5
Other comprehensive income:
Derivative adjustments:
Unrealized derivative adjustments	3.9	(1.0)	2.9	1.8	(0.5)	1.3
Reclassification for derivative adjustments included in net income	(3.2)	0.9	(2.3)	(1.0)	0.3	(0.7)
Unrealized currency translation losses	(17.5)	—	(17.5)	(22.7)	—	(22.7)
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	1.6	—	1.6	2.1	(0.2)	1.9
Reclassification for pension and post-employment benefit obligations included in net income	(3.4)	1.0	(2.4)	(2.6)	0.8	(1.8)
Comprehensive income	865.3	(236.1)	629.2	971.9	(263.4)	708.5
Comprehensive loss attributable to noncontrolling interests	(4.3)	(0.3)	(4.6)	(1.3)	(0.4)	(1.7)
Comprehensive income attributable to Conagra Brands, Inc.	$869.6	$(235.8)	$633.8	$973.2	$(263.0)	$710.2

See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions except share data)

(unaudited)

	February 26, 2023	May 29, 2022
ASSETS
Current assets
Cash and cash equivalents	$71.2	$83.3
Receivables, less allowance for doubtful accounts of $3.7 and $3.9	960.0	867.4
Inventories	2,307.1	1,966.7
Prepaid expenses and other current assets	116.4	116.3
Total current assets	3,454.7	3,033.7
Property, plant and equipment	6,045.8	5,896.3
Less accumulated depreciation	(3,343.8)	(3,159.1)
Property, plant and equipment, net	2,702.0	2,737.2
Goodwill	11,178.1	11,329.2
Brands, trademarks and other intangibles, net	3,564.5	3,857.8
Other assets	1,554.9	1,477.2
	$22,454.2	$22,435.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$658.0	$184.3
Current installments of long-term debt	516.6	707.3
Accounts payable	1,563.9	1,864.6
Accrued payroll	159.0	151.7
Other accrued liabilities	663.5	610.9
Total current liabilities	3,561.0	3,518.8
Senior long-term debt, excluding current installments	8,081.2	8,088.2
Other noncurrent liabilities	1,873.7	1,965.9
Total liabilities	13,515.9	13,572.9
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 584,219,229	2,921.2	2,921.2
Additional paid-in capital	2,368.2	2,324.6
Retained earnings	6,720.0	6,550.7
Accumulated other comprehensive loss	(23.5)	(11.2)
Less treasury stock, at cost, 107,312,432 and 104,157,169 common shares	(3,119.5)	(2,997.6)
Total Conagra Brands, Inc. common stockholders' equity	8,866.4	8,787.7
Noncontrolling interests	71.9	74.5
Total stockholders' equity	8,938.3	8,862.2
	$22,454.2	$22,435.1

See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Thirty-Nine Weeks Ended
	February 26, 2023	February 27, 2022
Cash flows from operating activities:
Net income	$646.9	$730.5
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	277.0	285.6
Asset impairment charges	417.7	72.7
Equity method investment earnings in excess of distributions	(69.8)	(59.7)
Stock-settled share-based payments expense	68.8	26.8
Contributions to pension plans	(9.6)	(8.6)
Pension benefit	(10.4)	(38.5)
Other items	(1.1)	(31.6)
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Receivables	(96.7)	(120.7)
Inventories	(340.4)	(57.0)
Deferred income taxes and income taxes payable, net	(58.8)	38.4
Prepaid expenses and other current assets	2.4	(34.7)
Accounts payable	(157.9)	(12.0)
Accrued payroll	7.4	(32.4)
Other accrued liabilities	53.4	19.3
Deferred employer payroll taxes	(25.5)	(25.5)
Net cash flows from operating activities	703.4	752.6
Cash flows from investing activities:
Additions to property, plant and equipment	(267.4)	(364.2)
Sale of property, plant and equipment	3.1	18.0
Purchase of marketable securities	(3.4)	(2.5)
Sale of marketable securities	3.4	2.4
Proceeds from divestitures	—	0.1
Other items	4.1	3.3
Net cash flows from investing activities	(260.2)	(342.9)
Cash flows from financing activities:
Issuance of short-term borrowings, maturities greater than 90 days	239.5	392.6
Repayment of short-term borrowings, maturities greater than 90 days	(259.8)	(392.6)
Net issuance (repayment) of other short-term borrowings, maturities less than or equal to 90 days	388.2	(344.6)
Issuance of long-term debt	500.0	499.1
Repayment of long-term debt	(708.0)	(43.1)
Debt issuance costs	(4.1)	(2.5)
Repurchase of Conagra Brands, Inc. common shares	(150.0)	(50.0)
Payment of intangible asset financing arrangement	—	(12.6)
Cash dividends paid	(466.4)	(431.9)
Exercise of stock options and issuance of other stock awards, including tax withholdings	0.9	(14.1)
Other items	5.2	(7.3)
Net cash flows from financing activities	(454.5)	(407.0)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(0.8)	(3.2)
Net change in cash and cash equivalents and restricted cash	(12.1)	(0.5)
Cash and cash equivalents and restricted cash at beginning of period	83.3	80.2
Cash and cash equivalents and restricted cash at end of period	$71.2	$79.7

See Notes to the Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(columnar dollars in millions except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements of Conagra Brands, Inc. (the "Company", "Conagra Brands", "we", "us", or "our") have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. During the second quarter of fiscal 2023, assets of $58.9 million and liabilities of $4.1 million as of May 29, 2022 were reclassified to assets and liabilities held and used within our Condensed Consolidated Balance Sheets as we no longer met the held for sale criteria. All other adjustments are of a normal recurring nature. The results of operations for any quarter or a partial fiscal year period are not necessarily indicative of the results to be expected for other periods or the full fiscal year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended May 29, 2022. There were no significant changes to our accounting policies from those disclosed in Note 1, "Summary of Significant Accounting Policies", to the Consolidated Financial Statements in that Form 10-K.

2. RESTRUCTURING ACTIVITIES

Conagra Restructuring Plan

In fiscal 2019, senior management initiated a restructuring plan for costs incurred in connection with actions taken to improve selling, general and administrative ("SG&A") expense effectiveness and efficiencies and to optimize our supply chain network (the "Conagra Restructuring Plan"). Although we remain unable to make good faith estimates relating to the entire Conagra Restructuring Plan, we are reporting on actions initiated through the end of the third quarter of fiscal 2023, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of February 26, 2023, we had approved the incurrence of $185.0 million ($57.2 million of cash charges and $127.8 million of non-cash charges) for several projects associated with the Conagra Restructuring Plan. As of February 26, 2023, we had incurred or expected to incur $154.4 million of charges ($51.4 million of cash charges and $103.0 million of non-cash charges) for actions identified as of such date under the Conagra Restructuring Plan. In the third quarter and first three quarters of fiscal 2023, we recognized charges of $1.6 million and $7.5 million, respectively, in connection with the Conagra Restructuring Plan. In the third quarter and first three quarters of fiscal 2022, we recognized charges of $10.5 million and $25.6 million, respectively, in connection with the Conagra Restructuring Plan. We expect to incur costs related to the Conagra Restructuring Plan over a multi-year period.

We anticipate that we will recognize the following pre-tax expenses in association with the Conagra Restructuring Plan (amounts include charges recognized from plan inception through the third quarter of fiscal 2023):

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Corporate	Total
Accelerated depreciation	$33.2	$40.5	$—	$—	$—	$73.7
Other cost of goods sold	8.7	2.5	—	—	—	11.2
Total cost of goods sold	41.9	43.0	—	—	—	84.9
Severance and related costs	11.5	1.2	1.3	0.3	4.8	19.1
Asset impairment (net of gains on disposal)	21.9	0.9	0.1	—	—	22.9
Contract/lease termination	0.5	0.1	—	—	0.1	0.7
Consulting/professional fees	0.6	2.4	—	—	5.7	8.7
Other SG&A	12.9	4.1	—	—	0.5	17.5
Total SG&A	47.4	8.7	1.4	0.3	11.1	68.9
Total	$89.3	$51.7	$1.4	$0.3	$11.1	$153.8
Pension and postretirement non-service income						0.6
Consolidated total						$154.4

During the third quarter of fiscal 2023, we recognized the following pre-tax expenses for the Conagra Restructuring Plan:

	Grocery & Snacks	Refrigerated & Frozen	Corporate	Total
Accelerated depreciation	$—	$0.3	$—	$0.3
Other cost of goods sold	—	0.1	—	0.1
Total cost of goods sold	—	0.4	—	0.4
Severance and related costs	(0.2)	—	(0.2)	(0.4)
Consulting/professional fees	0.3	0.1	0.1	0.5
Other SG&A	0.1	1.1	(0.1)	1.1
Total SG&A	0.2	1.2	(0.2)	1.2
Total	$0.2	$1.6	$(0.2)	$1.6

Included in the above results are $1.3 million of charges that have resulted or will result in cash outflows and $0.3 million in non-cash charges.

During the first three quarters of fiscal 2023, we recognized the following pre-tax expenses for the Conagra Restructuring Plan:

	Grocery & Snacks	Refrigerated & Frozen	Corporate	Total
Accelerated depreciation	$—	$0.3	$—	$0.3
Other cost of goods sold	—	0.3	—	0.3
Total cost of goods sold	—	0.6	—	0.6
Severance and related costs	(0.2)	—	0.5	0.3
Contract/lease termination	0.1	0.1	—	0.2
Consulting/professional fees	0.3	0.1	3.5	3.9
Other SG&A	0.2	2.2	0.1	2.5
Total SG&A	0.4	2.4	4.1	6.9
Total	$0.4	$3.0	$4.1	$7.5

Included in the above results are $7.2 million in charges that have resulted or will result in cash outflows and $0.3 million in non-cash charges.

We recognized the following cumulative (plan inception to February 26, 2023) pre-tax expenses for the Conagra Restructuring Plan in our Condensed Consolidated Statement of Earnings:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Corporate	Total
Accelerated depreciation	$33.2	$39.9	$—	$—	$—	$73.1
Other cost of goods sold	8.7	2.6	—	—	—	11.3
Total cost of goods sold	41.9	42.5	—	—	—	84.4
Severance and related costs	11.4	1.2	1.3	0.3	4.9	19.1
Asset impairment (net of gains on disposal)	21.9	0.8	0.1	—	—	22.8
Contract/lease termination	0.5	0.1	—	—	0.1	0.7
Consulting/professional fees	0.3	0.1	—	—	5.2	5.6
Other SG&A	12.8	3.3	—	—	0.4	16.5
Total SG&A	46.9	5.5	1.4	0.3	10.6	64.7
Total	$88.8	$48.0	$1.4	$0.3	$10.6	$149.1
Pension and postretirement non-service income						0.6
Consolidated total						$149.7

Included in the above results are $47.4 million of charges that have resulted or will result in cash outflows and $102.3 million in non-cash charges.

Liabilities recorded for the Conagra Restructuring Plan and changes therein for the first three quarters of fiscal 2023 were as follows:

	Balance at May 29, 2022	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at February 26, 2023
Severance and related costs	$3.2	$1.3	$(2.8)	$(1.0)	$0.7
Contract/lease termination	—	0.2	(0.2)	—	—
Consulting/professional fees	1.7	3.9	(5.4)	—	0.2
Other costs	0.2	2.8	(3.0)	—	—
Total	$5.1	$8.2	$(11.4)	$(1.0)	$0.9

Pinnacle Integration Restructuring Plan

As of the end of the first quarter of fiscal 2023, we had substantially completed our restructuring and integration plan related to our acquisition of Pinnacle Foods, Inc. ("Pinnacle") in 2018 for the purpose of achieving significant cost synergies (the "Pinnacle Integration Restructuring Plan"). In the third quarter and first three quarters of fiscal 2023, we recognized charges of $0.9 million and $1.7 million, respectively, in connection with the Pinnacle Integration Restructuring Plan. In the third quarter and first three quarters of fiscal 2022, we recognized charges of $0.2 million and $13.3 million, respectively, in connection with the Pinnacle Integration Restructuring Plan.

We had recognized $295.0 million in pre-tax expenses ($13.0 million in cost of goods sold and $282.0 million in SG&A expenses) from the inception of this plan through  February 26, 2023, related to our continuing operations. Included in these results were $266.9 million of cash charges and $28.1 million of non-cash charges. Our total pre-tax expenses for the Pinnacle Integration Restructuring Plan related to our continuing operations are expected to be $346.4 million ($284.7 million of cash charges and $61.7 million of non-cash charges). The remaining charges relate primarily to certain leased facilities that are not expected to be used in their current capacity through the contractual lease term.

3. DEBT AND REVOLVING CREDIT FACILITY

During the third quarter of fiscal 2023, we repaid the remaining outstanding $437.0 million aggregate principal amount of our 3.20% senior notes on their maturity date of January 25, 2023. The repayment was primarily funded by the issuance of commercial paper.

During the first quarter of fiscal 2023, we entered into an unsecured Term Loan Agreement (the "Term Loan Agreement") with a syndicate of financial institutions. The Term Loan Agreement provided for delayed draw term loans to the Company in an aggregate principal amount of up to $500.0 million. The Term Loan Agreement matures on August 26, 2025. During the second quarter of fiscal 2023, we borrowed the full $500.0 million aggregate principal amount available under the Term Loan Agreement. The proceeds were used to repay the full outstanding $250.0 million aggregate principal amount of our 3.25% senior notes on their maturity date of September 15, 2022, as well as to repay outstanding borrowings under our commercial paper program. Borrowings under the Term Loan Agreement bear interest at the sum of Term SOFR (as defined in the Term Loan Agreement), plus a 0.10% per annum rate spread adjustment, plus a percentage spread (ranging from 0.90% per annum to 1.375% per annum) based on the Company's senior unsecured long-term indebtedness ratings. The Company may voluntarily prepay term loans under the Term Loan Agreement, in whole or in part, without premium or penalty, subject to certain conditions. As of February 26, 2023, there were $500.0 million of borrowings outstanding under the Term Loan Agreement.

During the first quarter of fiscal 2022, we issued $500.0 million aggregate principal amount of 0.500% senior notes due August 11, 2023.

In the first quarter of fiscal 2023, we entered into a Second Amended and Restated Revolving Credit Agreement (the "Revolving Credit Agreement") with a syndicate of financial institutions providing for a revolving credit facility in a maximum aggregate principal amount outstanding at any one time of $2.0 billion (subject to increase to a maximum aggregate principal amount of $2.5 billion with consent of the lenders). The revolving credit facility provided for under the Revolving Credit Agreement replaced the Company's revolving credit facility under the prior revolving credit agreement, which was terminated. The revolving credit facility provided for under the Revolving Credit Agreement matures on August 26, 2027 and is unsecured. The Company may request the term of the Revolving Credit Agreement be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. As of February 26, 2023, there were no outstanding borrowings under the Revolving Credit Agreement.

The Revolving Credit Agreement generally requires our ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest expense not to be less than 3.0 to 1.0 and our ratio of funded net debt to EBITDA not to exceed 4.75 to 1.0 through the third quarter of fiscal 2023 and 4.5 to 1.0 for each quarter thereafter, with each ratio to be calculated on a rolling four-quarter basis. As of February 26, 2023, we were in compliance with all financial covenants under the Revolving Credit Agreement.

As of  February 26, 2023 and May 29, 2022, we had $569.0 million and $180.0 million, respectively, outstanding under our commercial paper program.

We enter into various supplier financing arrangements to facilitate supply from our vendors. Balance sheet classification is based on the nature of the arrangement and amounts are classified as either Accounts payable or Notes payable within our Condensed Consolidated Balance Sheets. We have concluded that certain obligations to our suppliers, including amounts due and scheduled payment terms, are impacted by third-party service programs and therefore we have classified certain amounts outstanding under these programs as Notes payable. We had approximately $85.4 million of short-term borrowings as of  February 26, 2023 related to these arrangements.

Net interest expense consists of:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 26, 2023	February 27, 2022	February 26, 2023	February 27, 2022
Long-term debt	$101.2	$97.9	$299.3	$292.5
Short-term debt	6.0	0.6	10.0	1.7
Interest income	(1.1)	(0.5)	(2.6)	(1.1)
Interest capitalized	(1.9)	(3.4)	(5.1)	(9.4)
	$104.2	$94.6	$301.6	$283.7

4. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the first three quarters of fiscal 2023 was as follows:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Balance as of May 29, 2022	$4,692.4	$5,611.2	$292.8	$732.8	$11,329.2
Currency translation	—	—	(9.4)	—	(9.4)
Impairment	—	(141.7)	—	—	(141.7)
Balance as of February 26, 2023	$4,692.4	$5,469.5	$283.4	$732.8	$11,178.1

Other identifiable intangible assets were as follows:

	February 26, 2023		May 29, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets
Brands and trademarks	$2,815.8	$—	$3,061.6	$—
Amortizing intangible assets
Customer relationships and intellectual property	1,232.2	483.5	1,233.9	437.7
	$4,048.0	$483.5	$4,295.5	$437.7

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

Amortizing intangible assets carry a remaining weighted average life of approximately 18 years. Amortization expense was $13.8 million and $43.3 million for the third quarter and first three quarters of fiscal 2023, respectively, and $14.8 million and $44.5 million for the third quarter and first three quarters of fiscal 2022, respectively. Based on amortizing assets recognized in our Condensed Consolidated Balance Sheet as of February 26, 2023, amortization expense is estimated to average $47.6 million for each of the next five years.

5. DERIVATIVE FINANCIAL INSTRUMENTS

Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.

Commodity futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, diesel fuel and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of February 26, 2023, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through May 2024.

In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of February 26, 2023, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through November 2023.

From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.

Derivatives Designated as Cash Flow Hedges

During the first quarter of fiscal 2019, we entered into deal-contingent forward starting interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to help finance the acquisition of Pinnacle. We settled these contracts during the second quarter of fiscal 2019 and deferred a $47.5 million gain in accumulated other comprehensive income that is being amortized as a reduction of interest expense over the lives of the related debt instruments. The unamortized amount at February 26, 2023, was $32.4 million.

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

All derivative instruments are recognized on our balance sheets at fair value (refer to Note 13 for additional information related to fair value measurements). The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with U.S. GAAP, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At February 26, 2023 and May 29, 2022, an amount representing a right to reclaim cash collateral of $14.6 million and an amount representing an obligation to return cash collateral of $4.0 million, respectively, were included in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.

Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or an obligation to return cash collateral were reflected in our Condensed Consolidated Balance Sheets as follows:

	February 26, 2023	May 29, 2022
Prepaid expenses and other current assets	$7.7	$7.0
Other accrued liabilities	2.6	2.2

The following table presents our derivative assets and liabilities, at February 26, 2023, on a gross basis, prior to the setoff of $5.3 million to total derivative assets and $9.3 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$0.9	Other accrued liabilities	$9.9
Foreign exchange contracts	Prepaid expenses and other current assets	1.5	Other accrued liabilities	2.0
Total derivatives not designated as hedging instruments		$2.4		$11.9

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

The location and amount of gains from derivatives not designated as hedging instruments in our Condensed Consolidated Statements of Earnings were as follows:

	Location in Condensed Consolidated	Gains (Losses) Recognized on Derivatives in Condensed Consolidated Statements of Earnings for the Thirteen Weeks Ended
Derivatives Not Designated as Hedging Instruments	Statements of Earnings of Gains (Losses) Recognized on Derivatives	February 26, 2023	February 27, 2022
Commodity contracts	Cost of goods sold	$(15.7)	$13.0
Foreign exchange contracts	Cost of goods sold	(1.0)	(3.0)
Total gains (losses) from derivative instruments not designated as hedging instruments		$(16.7)	$10.0

	Location in Condensed Consolidated	Gains (Losses) Recognized on Derivatives in Condensed Consolidated Statements of Earnings for the Thirty-Nine Weeks Ended
Derivatives Not Designated as Hedging Instruments	Statements of Earnings of Gains (Losses) Recognized on Derivatives	February 26, 2023	February 27, 2022
Commodity contracts	Cost of goods sold	$(5.8)	$21.8
Foreign exchange contracts	Cost of goods sold	3.7	5.4
Total gains (losses) from derivative instruments not designated as hedging instruments		$(2.1)	$27.2

As of February 26, 2023, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $107.0 million for purchase contracts. As of May 29, 2022, our open commodity contracts had a notional value of $115.3 million and $96.7 million for purchase and sales contracts, respectively. The notional amount of our foreign currency forward contracts as of February 26, 2023 and May 29, 2022 was $92.1 million and $106.6 million, respectively.

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

At February 26, 2023, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contract, was $1.9 million.

6. SHARE-BASED PAYMENTS

For the third quarter and first three quarters of fiscal 2023, we recognized total stock-based compensation expense (including restricted stock units, performance shares, and performance-based restricted stock units) of $9.8 million and $68.8 million, respectively. For the third quarter and first three quarters of fiscal 2022, we recognized total stock-based compensation expense of $12.5 million and $26.8 million, respectively. In the first three quarters of fiscal 2023, we granted 1.6 million restricted stock units at a weighted average grant date price of $33.26 and 0.7 million performance shares at a weighted average grant date price of $33.13.

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

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 26, 2023	February 27, 2022	February 26, 2023	February 27, 2022
Net income attributable to Conagra Brands, Inc. common stockholders:	$341.7	$218.4	$646.1	$729.3
Weighted average shares outstanding:
Basic weighted average shares outstanding	477.5	480.3	479.3	480.3
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	1.9	1.9	1.7	1.9
Diluted weighted average shares outstanding	479.4	482.2	481.0	482.2

For the third quarter and first three quarters of fiscal 2023, there were 0.2 million and 0.6 million stock options outstanding, respectively, that were excluded from the computation of diluted weighted average shares because the effect was antidilutive. For the third quarter and first three quarters of fiscal 2022, there were 1.0 million and 0.8 million stock options outstanding, respectively, that were excluded from the calculation.

8. INVENTORIES

The major classes of inventories were as follows:

	February 26, 2023	May 29, 2022
Raw materials and packaging	$396.0	$387.5
Work in process	258.7	164.8
Finished goods	1,553.6	1,326.5
Supplies and other	98.8	87.9
Total	$2,307.1	$1,966.7

9. INCOME TAXES

In the third quarter of fiscal 2023 and 2022, we recognized income tax expense of $100.1 million and $109.9 million, respectively. In the first three quarters of fiscal 2023 and 2022, we recognized income tax expense of $237.0 and $263.8, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 22.6% and 33.4% for the third quarter of fiscal 2023 and 2022, respectively. The effective tax rate for the first three quarters of fiscal 2023 and 2022 was 26.8% and 26.5%, respectively.

The effective tax rate in the third quarter of fiscal 2023 reflected a tax benefit from statute lapses on state tax issues that were previously reserved and a benefit related to certain changes in estimates.

The effective tax rate in the first three quarters of fiscal 2023 reflected the above-cited items, as well as additional tax expense from disallowed deductions related to incentive compensation plans resulting from an increased level of estimated achievement on performance targets and stock price, a benefit from the adjustment of certain foreign taxes that were previously accrued, and the impact of an impairment of goodwill that was largely non-deductible for tax purposes. During the first three quarters of fiscal 2023, goodwill impairment charges totaling $141.7 million were recognized with an associated tax benefit of $2.7 million.

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

The effective tax rate in the first three quarters of fiscal 2022 reflected the above-cited items as well as a tax benefit resulting from state law changes, a benefit from statute lapses on state tax issues that were previously reserved, and a benefit of $3.6 million from the settlement of tax issues that were previously reserved.

The amount of gross unrecognized tax benefits for uncertain tax positions was $27.6 million as of February 26, 2023 and $62.9 million as of May 29, 2022. The gross unrecognized tax benefits excluded related liabilities for gross interest and penalties of $6.2 million and $6.7 million as of  February 26, 2023 and May 29, 2022, respectively.

The net amount of unrecognized tax benefits at February 26, 2023 and May 29, 2022 that, if recognized, would favorably impact the Company's effective tax rate was $24.4 million and $58.0 million, respectively.

We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $2.3 million over the next twelve months due to various state audit settlements and the expiration of statutes of limitations.

In fiscal 2022, we made the assessment that the current earnings of certain foreign subsidiaries were not indefinitely reinvested or that we could not remit to the U.S. parent in a tax-neutral transaction. Accordingly, we have recorded a deferred tax liability of $6.1 million on approximately $122.0 million of earnings at February 26, 2023. The deferred tax liability relates to local withholding taxes that will be owed when this cash is distributed. The undistributed historic earnings in our foreign subsidiaries through May 30, 2021 are considered to be indefinitely reinvested or can be remitted in a tax-neutral transaction. Accordingly, we have not recorded a deferred tax liability related to these undistributed historic earnings.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law. We are in the process of evaluating the impact of the recently enacted law, including whether we are subject to the corporate alternative minimum tax. However, we do not expect the impact to be material to our Condensed Consolidated Financial Statements.

10. CONTINGENCIES

Litigation Matters

We are a party to certain litigation matters relating to our acquisition of Beatrice Company ("Beatrice") in fiscal 1991, including litigation proceedings related to businesses divested by Beatrice prior to our acquisition. These proceedings have included suits against a number of lead-based paint and pigment manufacturers, including ConAgra Grocery Products Company, LLC, a wholly owned subsidiary of the Company ("ConAgra Grocery Products"), as alleged successor to W. P. Fuller & Co., a lead-based paint and pigment manufacturer owned and operated by a predecessor to Beatrice from 1962 until 1967. These lawsuits have generally sought damages for personal injury, property damage, economic loss, and governmental expenditures allegedly caused by the use of lead-based paint, and/or injunctive relief for inspection and abatement. When such lawsuits have been brought, ConAgra Grocery Products has denied liability, both on the merits of the claims and on the basis that we do not believe it to be the successor to any liability attributable to W. P. Fuller & Co. Pursuant to the settlement of a consolidated lead-based paint and pigment related action in California in 2019, ConAgra Grocery Products is responsible for payments totaling $101.7 million, payable in seven annual installments from fiscal 2020 through fiscal 2026, of which $61.0 million had been paid as of February 26, 2023. As part of the settlement, ConAgra Grocery Products has also provided a guarantee of up to $15.0 million in the event co-defendant, NL Industries, Inc., defaults on its payment obligations. We had accrued $11.6 million and $29.0 million, within other accrued liabilities and other noncurrent liabilities, respectively, for this matter as of February 26, 2023.

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

In October 2019, the Minnesota Pollution Control Agency ("MPCA") initiated an odor complaint investigation at our Waseca, Minnesota vegetable processing facility. As a result of the investigation, the MPCA required implementation of a continuous monitoring system running from May 1 to  October 31 in 2020 and 2021 and from April 1 to  October 31 in 2022 to monitor hydrogen sulfide emissions at the wastewater treatment facility. As a result of the monitoring data findings, the MPCA has alleged violations of Minnesota Ambient Air Quality Standards based on our hydrogen sulfide emissions during calendar years 2020, 2021, and 2022. The MPCA's current proposed aggregate penalty is $6.8 million; however, we are still in settlement negotiations with the MPCA to reduce the amount allegedly owed. Additionally, we are taking actions to improve wastewater treatment at the Waseca facility, which actions may be considered to offset portions of the penalties ultimately agreed upon by the parties.

We are a party to certain environmental proceedings relating to businesses divested by Beatrice prior to our acquisition in fiscal 1991, including litigation and administrative proceedings involving Beatrice's possible status as a potentially responsible party at approximately 35 Superfund, proposed Superfund, or state-equivalent sites (the "Beatrice sites"). The Beatrice sites consist of locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, polychlorinated biphenyls, acids, lead, sulfur, tannery wastes, and/or other contaminants. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $38.7 million ($2.0 million within other accrued liabilities and $36.7 million within other noncurrent liabilities) as of February 26, 2023, a majority of which relates to the Superfund and state-equivalent sites referenced above.

Guarantees and Other Contingencies

In certain limited situations, we will guarantee an obligation of an unconsolidated entity. As of February 26, 2023, we continued to guarantee an obligation of the Lamb Weston business pursuant to a guarantee arrangement that existed prior to the spinoff of the Lamb Weston business (the "Spinoff"), remained in place following completion of the Spinoff, and will remain in place until such guarantee obligation is substituted for guarantees issued by Lamb Weston. Pursuant to the separation and distribution agreement, dated as of November 8, 2016 (the "Separation Agreement"), between us and Lamb Weston, this guarantee arrangement is deemed a liability of Lamb Weston that was transferred to Lamb Weston as part of the Spinoff. Accordingly, under the Separation Agreement, in the event that we are required to make any payments as a result of this guarantee arrangement, Lamb Weston is obligated to indemnify us for any such liability, reduced by any insurance proceeds received by us. Lamb Weston is a party to an agricultural sublease agreement with a third party for certain farmland through 2025 (subject, at Lamb Weston's option, to extension for one additional five-year period). Under the terms of the sublease agreement, Lamb Weston is required to make certain rental payments to the sublessor. We have guaranteed to the sublessor Lamb Weston's performance and the payment of all amounts (including indemnification obligations) owed by Lamb Weston under the sublease agreement, up to a maximum of $75.0 million. We believe the farmland associated with this sublease agreement is readily marketable for lease to other area farming operators. As such, we believe that any financial exposure to the Company, in the event that we were required to perform under the guarantee, would be largely mitigated.

We also guarantee a lease resulting from an exited facility. As of February 26, 2023, the remaining term of this arrangement did not exceed four years and the maximum amount of guaranteed future payments was $9.3 million.

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

Components of pension and postretirement plan costs (benefits) are:

	Pension Plans
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 26, 2023	February 27, 2022	February 26, 2023	February 27, 2022
Service cost	$1.6	$2.0	$4.9	$6.7
Interest cost	31.0	20.9	93.0	62.5
Expected return on plan assets	(36.5)	(36.4)	(109.4)	(109.1)
Amortization of prior service cost	0.4	0.5	1.1	1.4
Pension cost (benefit) — Company plans	(3.5)	(13.0)	(10.4)	(38.5)
Pension cost (benefit) — multi-employer plans	2.0	2.0	7.0	6.3
Total pension cost (benefit)	$(1.5)	$(11.0)	$(3.4)	$(32.2)

	Postretirement Plans
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 26, 2023	February 27, 2022	February 26, 2023	February 27, 2022
Service cost	$—	$0.1	$0.1	$0.2
Interest cost	0.6	0.3	1.7	1.0
Amortization of prior service cost (benefit)	(0.4)	(0.5)	(1.3)	(1.4)
Recognized net actuarial gain	(1.1)	(0.9)	(3.3)	(2.7)
Total postretirement cost (benefit)	$(0.9)	$(1.0)	$(2.8)	$(2.9)

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

During the third quarter and first three quarters of fiscal 2023, we contributed $3.7 million and $9.6 million, respectively, to our pension plans and contributed $1.5 million and $5.1 million, respectively, to our postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $2.8 million to our pension plans during the remainder of fiscal 2023. We anticipate making further contributions of approximately $3.0 million to our postretirement plans during the remainder of fiscal 2023. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.

12. STOCKHOLDERS' EQUITY

The following table presents a reconciliation of our stockholders' equity accounts for the thirty-nine weeks ended February 26, 2023:

	Conagra Brands, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 29, 2022	584.2	$2,921.2	$2,324.6	$6,550.7	$(11.2)	$(2,997.6)	$74.5	$8,862.2
Stock option and incentive plans			(1.6)	0.2		16.3		14.9
Currency translation adjustments					(11.5)		(2.1)	(13.6)
Repurchase of common shares						(50.0)		(50.0)
Derivative adjustments					(2.1)			(2.1)
Pension and postretirement healthcare benefits					1.4			1.4
Dividends declared on common stock; $0.33 per share				(158.6)				(158.6)
Net loss attributable to Conagra Brands, Inc.				(77.5)				(77.5)
Balance at August 28, 2022	584.2	$2,921.2	$2,323.0	$6,314.8	$(23.4)	$(3,031.3)	$72.4	$8,576.7
Stock option and incentive plans			37.9	(2.4)		3.6	0.5	39.6
Currency translation adjustments					(6.5)		(1.7)	(8.2)
Repurchase of common shares						(100.0)		(100.0)
Derivative adjustments					6.6			6.6
Activities of noncontrolling interests							0.3	0.3
Pension and postretirement healthcare benefits					(1.3)		(0.1)	(1.4)
Dividends declared on common stock; $0.33 per share				(157.8)				(157.8)
Net income attributable to Conagra Brands, Inc.				381.9				381.9
Balance at November 27, 2022	584.2	$2,921.2	$2,360.9	$6,536.5	$(24.6)	$(3,127.7)	$71.4	$8,737.7
Stock option and incentive plans			7.3	(0.8)		8.2	1.5	16.2
Currency translation adjustments					5.8		(1.5)	4.3
Derivative adjustments					(3.9)			(3.9)
Activities of noncontrolling interests							0.5	0.5
Pension and postretirement healthcare benefits					(0.8)			(0.8)
Dividends declared on common stock; $0.33 per share				(157.4)				(157.4)
Net income attributable to Conagra Brands, Inc.				341.7				341.7
Balance at February 26, 2023	584.2	$2,921.2	$2,368.2	$6,720.0	$(23.5)	$(3,119.5)	$71.9	$8,938.3

The following table presents a reconciliation of our stockholders' equity accounts for the thirty-nine weeks ended February 27, 2022:

	Conagra Brands, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 30, 2021	584.2	$2,921.2	$2,342.1	$6,262.6	$5.8	$(2,979.9)	$79.6	$8,631.4
Stock option and incentive plans			(37.1)	0.2		21.8	0.3	(14.8)
Currency translation adjustments					(14.4)		(1.3)	(15.7)
Repurchase of common shares						(50.0)		(50.0)
Derivative adjustments					(2.1)			(2.1)
Activities of noncontrolling interests							0.3	0.3
Pension and postretirement healthcare benefits					1.3			1.3
Dividends declared on common stock; $0.3125 per share				(149.9)				(149.9)
Net income attributable to Conagra Brands, Inc.				235.4				235.4
Balance at August 29, 2021	584.2	$2,921.2	$2,305.0	$6,348.3	$(9.4)	$(3,008.1)	$78.9	$8,635.9
Stock option and incentive plans			12.1	(0.6)		0.3	0.1	11.9
Currency translation adjustments					(16.2)		(1.5)	(17.7)
Derivative adjustments					1.4			1.4
Activities of noncontrolling interests							0.4	0.4
Pension and postretirement healthcare benefits					(0.6)			(0.6)
Dividends declared on common stock; $0.3125 per share				(149.9)				(149.9)
Net income attributable to Conagra Brands, Inc.				275.5				275.5
Balance at November 28, 2021	584.2	$2,921.2	$2,317.1	$6,473.3	$(24.8)	$(3,007.8)	$77.9	$8,756.9
Stock option and incentive plans			11.1	(0.5)		5.1	0.4	16.1
Currency translation adjustments					10.8		(0.1)	10.7
Derivative adjustments					1.3			1.3
Activities of noncontrolling interests							0.5	0.5
Pension and postretirement healthcare benefits					(0.6)			(0.6)
Dividends declared on common stock; $0.3125 per share				(150.0)				(150.0)
Net income attributable to Conagra Brands, Inc.				218.4				218.4
Balance at February 27, 2022	584.2	$2,921.2	$2,328.2	$6,541.2	$(13.3)	$(3,002.7)	$78.7	$8,853.3

The following table details the accumulated balances for each component of other comprehensive loss, net of tax:

	February 26, 2023	May 29, 2022
Currency translation losses, net of reclassification adjustments	$(107.3)	$(95.1)
Derivative adjustments, net of reclassification adjustments	30.4	29.8
Pension and postretirement benefit obligations, net of reclassification adjustments	53.4	54.1
Accumulated other comprehensive loss	$(23.5)	$(11.2)

The following tables summarize the reclassifications from accumulated other comprehensive income (loss) into income:

	Thirteen Weeks Ended		Affected Line Item in the Condensed Consolidated Statement of Earnings[1]
	February 26, 2023	February 27, 2022
Net derivative adjustments:
Cash flow hedges	$(0.9)	$(0.8)	Interest expense, net
Cash flow hedges	(0.7)	0.4	Equity method investment earnings
	(1.6)	(0.4)	Total before tax
	0.4	0.2	Income tax expense
	$(1.2)	$(0.2)	Net of tax
Pension and postretirement liabilities:
Net actuarial gain	$(1.1)	$(0.9)	Pension and postretirement non-service income
	(1.1)	(0.9)	Total before tax
	0.3	0.3	Income tax expense
	$(0.8)	$(0.6)	Net of tax

	Thirty-Nine Weeks Ended		Affected Line Item in the Condensed Consolidated Statement of Earnings[1]
	February 26, 2023	February 27, 2022
Net derivative adjustments:
Cash flow hedges	$(2.5)	$(2.3)	Interest expense, net
Cash flow hedges	(0.7)	1.3	Equity method investment earnings
	(3.2)	(1.0)	Total before tax
	0.9	0.3	Income tax expense
	$(2.3)	$(0.7)	Net of tax
Pension and postretirement liabilities:
Net prior service cost	$(0.1)	$0.1	Pension and postretirement non-service income
Net actuarial gain	(3.3)	(2.7)	Pension and postretirement non-service income
	(3.4)	(2.6)	Total before tax
	1.0	0.8	Income tax expense
	$(2.4)	$(1.8)	Net of tax

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 26, 2023:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$5.8	$1.9	$—	$7.7
Deferred compensation assets	7.0	—	—	7.0
Available-for-sale debt securities	—	—	4.0	4.0
Total assets	$12.8	$1.9	$4.0	$18.7
Liabilities:
Derivative liabilities	$—	$2.6	$—	$2.6
Deferred compensation liabilities	65.5	—	—	65.5
Total liabilities	$65.5	$2.6	$—	$68.1

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

In the third quarter of fiscal 2023, we recognized a charge of $3.9 million within SG&A expenses related to the reduction in fair value of a convertible note receivable. The fair value was measured using the best estimate of the present value of cash flows expected to be collected.

In the first quarter of fiscal 2023, we recognized a charge for the impairment of an indefinite-lived brand of $244.0 million in our Refrigerated & Frozen segment. The fair value of this brand was estimated using the "relief from royalty" method (see Note 4).

During the first quarter of fiscal 2023, goodwill impairment charges totaling $141.7 million were recognized within our Refrigerated & Frozen segment. The fair value of the goodwill was measured using a discounted cash flow valuation model specific to the Sides, Components and Enhancers reporting unit (see Note 4).

In the first quarter of fiscal 2023, we recognized impairment charges totaling $0.5 million in our Grocery & Snacks segment, $5.7 million in our Refrigerated & Frozen segment, and $20.5 million in our Foodservice segment. In the second quarter of fiscal 2022, we recognized impairment charges totaling $22.4 million in our Grocery & Snacks segment, $12.0 million in our Refrigerated & Frozen segment, and $4.8 million in our Foodservice segment. The fair value was measured based upon the estimated sales price of a disposal group that no longer met the held for sale criteria as of the second quarter of fiscal 2023 (see Note 1).

The carrying amount of long-term debt (including current installments) was $8.60 billion and $8.80 billion as of February 26, 2023 and May 29, 2022, respectively. Based on current market rates, the fair value of this debt (level 2 liabilities) at February 26, 2023 and May 29, 2022, was estimated at $8.25 billion and $8.85 billion, respectively.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 26, 2023	February 27, 2022	February 26, 2023	February 27, 2022
Net sales
Grocery & Snacks	$1,243.7	$1,199.0	$3,781.9	$3,538.6
Refrigerated & Frozen	1,307.7	1,238.6	3,936.8	3,626.3
International	259.7	241.2	751.9	740.0
Foodservice	275.4	234.9	833.1	721.0
Total net sales	$3,086.5	$2,913.7	$9,303.7	$8,625.9
Operating profit
Grocery & Snacks	$256.4	$231.5	$847.2	$696.6
Refrigerated & Frozen	263.6	158.0	297.6	483.9
International	37.1	29.9	100.9	101.1
Foodservice	23.8	4.7	53.5	38.8
Total operating profit	$580.9	$424.1	$1,299.2	$1,320.4
Equity method investment earnings	50.5	48.1	149.0	97.8
General corporate expense	90.9	64.9	280.9	188.5
Pension and postretirement non-service income	(6.0)	(16.1)	(18.2)	(48.3)
Interest expense, net	104.2	94.6	301.6	283.7
Income tax expense	100.1	109.9	237.0	263.8
Net income	$342.2	$218.9	$646.9	$730.5
Less: Net income attributable to noncontrolling interests	0.5	0.5	0.8	1.2
Net income attributable to Conagra Brands, Inc.	$341.7	$218.4	$646.1	$729.3

The following table presents further disaggregation of our net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 26, 2023	February 27, 2022	February 26, 2023	February 27, 2022
Frozen	$1,101.2	$1,061.8	$3,267.1	$3,055.3
Staples
Other shelf-stable	719.2	698.5	2,167.7	2,064.7
Refrigerated	206.5	176.8	669.7	571.0
Snacks	524.5	500.5	1,614.2	1,473.9
Foodservice	275.4	234.9	833.1	721.0
International	259.7	241.2	751.9	740.0
Total net sales	$3,086.5	$2,913.7	$9,303.7	$8,625.9

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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 26, 2023	February 27, 2022	February 26, 2023	February 27, 2022
Gross derivative gains (losses) incurred	$(16.8)	$10.0	$(2.1)	$27.2
Less: Net derivative gains allocated to reporting segments	5.9	8.1	22.5	21.9
Net derivative gains (losses) recognized in general corporate expenses	$(22.7)	$1.9	$(24.6)	$5.3
Net derivative gains allocated to Grocery & Snacks	$1.0	$3.9	$8.5	$11.8
Net derivative gains allocated to Refrigerated & Frozen	3.0	3.6	10.6	12.9
Net derivative gains (losses) allocated to International	1.5	0.3	2.2	(3.6)
Net derivative gains allocated to Foodservice	0.4	0.3	1.2	0.8
Net derivative gains included in segment operating profit	$5.9	$8.1	$22.5	$21.9

As of February 26, 2023, the cumulative amount of net derivative losses from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $8.7 million. This amount reflected net losses of $8.7 million incurred during the thirty-nine weeks ended February 26, 2023 and no net gains or losses incurred prior to fiscal 2023. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results net losses of $3.0 million in fiscal 2023 and $5.7 million in fiscal 2024 and thereafter.

Assets by Segment

The majority of our manufacturing assets are shared across multiple reporting segments. Output from these facilities used by each reporting segment can change over time. Also, working capital balances are not tracked by reporting segment. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment. Total depreciation expense was $77.7 million and $233.7 million for the third quarter and first three quarters of fiscal 2023, respectively.  Total depreciation expense was $77.3 million and $241.1 million for the third quarter and first three quarters of fiscal 2022, respectively.

Other Information

Our operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant with respect to consolidated operations for the third quarter and first three quarters of fiscal 2023 and 2022. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were approximately $268.5 million and $784.3 million in the third quarter and first three quarters of fiscal 2023, respectively. Our foreign net sales during the third quarter and first three quarters of fiscal 2022 were approximately $248.9 million and $755.3 million, respectively. Our long-lived assets located outside of the United States are not significant.

Our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 28% of consolidated net sales in both the third quarter and first three quarters of fiscal 2023, and 27% in both the third quarter and first three quarters of fiscal 2022, primarily in the Grocery & Snacks and Refrigerated & Frozen segments.

Walmart, Inc. and its affiliates accounted for approximately 32% and 30% of consolidated net receivables as of February 26, 2023 and May 29, 2022, respectively.

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

Readers of this report should understand that these forward-looking statements are not guarantees of performance or results. Forward-looking statements provide our current expectations and beliefs concerning future events and are subject to risks, uncertainties, and factors relating to our business and operations, all of which are difficult to predict and could cause our actual results to differ materially from the expectations expressed in or implied by such forward-looking statements. These risks, uncertainties, and factors include, among other things: the risk that the cost savings and any other synergies from the acquisition of Pinnacle Foods, Inc. (the "Pinnacle acquisition") may not be fully realized or may take longer to realize than expected; the risk that the Pinnacle acquisition may not be accretive within the expected timeframe or to the extent anticipated; the risks that the Pinnacle acquisition and related integration will create disruption to the Company and its management and impede the achievement of business plans; risks related to our ability to achieve the intended benefits of other recent acquisitions and divestitures; risks associated with general economic and industry conditions; risks associated with our ability to successfully execute our long-term value creation strategies; risks related to our ability to deleverage on currently anticipated timelines, and to continue to access capital on acceptable terms or at all; risks related to our ability to execute operating and restructuring plans and achieve targeted operating efficiencies from cost-saving initiatives, and to benefit from trade optimization programs; risks related to the effectiveness of our hedging activities and ability to respond to volatility in commodities; risks related to the Company's competitive environment and related market conditions; risks related to our ability to respond to changing consumer preferences and the success of our innovation and marketing investments; risks related to the ultimate impact of any product recalls and litigation, including litigation related to the lead-based paint and pigment matters, as well as any securities litigation, including securities class action lawsuits; risk associated with actions of governments and regulatory bodies that affect our businesses, including the ultimate impact of new or revised regulations or interpretations; risks related to the impact of the COVID-19 pandemic on our business, suppliers, consumers, customers, and employees; risks related to our forecasts of consumer eat-at-home habits as the impacts of the COVID-19 pandemic abate; risks related to the availability and prices of supply chain resources, including raw materials, packaging, and transportation, including any negative effects caused by changes in inflation rates, weather conditions, health pandemics or outbreaks of disease, actual or threatened hostilities or war, or other geopolitical uncertainty; disruptions or inefficiencies in our supply chain and/or operations, including from the COVID-19 pandemic; risks related to disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine; risks associated with actions by our customers, including changes in distribution and purchasing terms; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges; risks related to a material failure in or breach of our or our vendors' information technology systems; the amount and timing of future dividends, which remain subject to Board approval and depend on market and other conditions; risks related to the Company's ability to execute on its strategies or achieve expectations related to environmental, social, and governance matters, including as a result of evolving legal, regulatory, and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of  requisite financing, and changes in carbon markets; and other risks described in our reports filed from time to time with the Securities and Exchange Commission (the "SEC"). We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility to update these statements, except as required by law.

The discussion that follows should be read together with the unaudited Condensed Consolidated Financial Statements and related notes contained in this report and with the financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended May 29, 2022 and subsequent filings with the SEC. Results for the third quarter of fiscal 2023 are not necessarily indicative of results that may be attained in the future.

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

Fiscal 2023 Third Quarter Results

In the third quarter of fiscal 2023, results reflected an increase in net sales, with organic (excludes the impact of foreign exchange) increases in all of our segments, in each case compared to the third quarter of fiscal 2022. Overall gross profit increased primarily as a result of higher net sales, productivity, and lower transportation costs, which were offset by input cost inflation, unfavorable operating leverage, and elevated supply chain operating costs. Overall segment operating profit increased in all of our segments. Corporate expenses were higher primarily due to items impacting comparability. Selling, general and administrative ("SG&A") expenses were also impacted by higher advertising and promotion expenses offset by other items impacting comparability as discussed below. We recognized higher equity method investment earnings, higher interest expense, and lower income tax expense, in each case compared to the third quarter of fiscal 2022. Excluding items impacting comparability, our effective tax rate was slightly lower compared to the third quarter of fiscal 2022.

Diluted earnings per share in the third quarter of fiscal 2023 and 2022 were $0.71 and $0.45, respectively. Diluted earnings per share was affected by higher net income in the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022.

Trends Impacting Our Business

During fiscal 2022 and continuing into fiscal 2023, our industry has been impacted by supply chain disruptions, commodity cost fluctuations, labor market issues, input cost inflation, and other global macroeconomic challenges. In the third quarter of fiscal 2023, while we continued to experience significant input cost inflation, our pricing actions and supply chain productivity assisted in a 325-basis point recovery to gross margin. We expect input cost inflation to remain elevated throughout the rest of fiscal 2023, but anticipate continued supply chain productivity and previously implemented pricing actions to mitigate some of the inflationary pressures. We will continue to evaluate the evolving macroeconomic environment to take action to mitigate the impact on our business, consolidated results of operations, and financial condition. Continued increases to interest rates coupled with the uncertainty in the inflationary environment creates a heightened risk for future impairments as we approach our annual goodwill and brand impairment assessment in the fourth quarter of fiscal 2023.

Items Impacting Comparability

Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions is discussed in the "Segment Review" below.

Items of note impacting comparability for the third quarter of fiscal 2023 included the following:

●	charges totaling $6.6 million ($4.9 million after-tax) associated with fires occurring at one of our manufacturing facilities and

●	net charges totaling $2.5 million ($1.9 million after-tax) in connection with our restructuring plans.

Items of note impacting comparability for the third quarter of fiscal 2022 included the following:

●	charges totaling $30.9 million ($28.2 million after-tax) related to the impairment of businesses previously held for sale,

●	tax expense of $25.0 million related to tax elections made in connection with filing our fiscal 2021 federal tax return, for which any associated tax benefits are still under review with the Internal Revenue Service, and

●	net charges totaling $10.7 million ($8.2 million after-tax) in connection with our restructuring plans.

Items of note impacting the comparability for the first three quarters of fiscal 2023 included the following:

●

charges totaling $385.7 million ($326.8 million after-tax) related to the goodwill and Birds Eye® brand impairments in connection with certain reporting unit changes within our Refrigerated & Frozen segment,

●	charges totaling $26.7 million ($20.1 million after-tax) related to the impairment of businesses previously held for sale,

●	charges totaling $14.5 million ($10.9 million after-tax) associated with fires occurring at one of our manufacturing facilities, and

●	net charges totaling $9.2 million ($6.9 million after-tax) in connection with our restructuring plans.

Items of note impacting the comparability for the first three quarters of fiscal 2022 included the following:

●	charges totaling $70.1 million ($60.4 million after-tax) related to the impairment of businesses previously held for sale,

●	net charges totaling $38.9 million ($29.4 million after-tax) in connection with our restructuring plans,

●	tax expense of $25.0 million related to certain tax elections made in connection with filing our fiscal 2021 federal tax return, for which any associated tax benefits are still under review with the IRS,

●	a gain of $14.6 million ($11.0 million after-tax) related to a legal settlement,

●	an income tax benefit of $3.6 million related to the settlement of a tax matter that was previously reserved, and

●	a gain of $3.3 million ($2.8 million after-tax) related to proceeds received from the sale of a legacy investment.

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

Net Sales

	Net Sales
($ in millions)	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
Reporting Segment	February 26, 2023	February 27, 2022	% Inc (Dec)	February 26, 2023	February 27, 2022	% Inc (Dec)
Grocery & Snacks	$1,243.7	$1,199.0	4%	$3,781.9	$3,538.6	7%
Refrigerated & Frozen	1,307.7	1,238.6	6%	3,936.8	3,626.3	9%
International	259.7	241.2	8%	751.9	740.0	2%
Foodservice	275.4	234.9	17%	833.1	721.0	16%
Total	$3,086.5	$2,913.7	6%	$9,303.7	$8,625.9	8%

Net sales for the third quarter and first three quarters of fiscal 2023 in our Grocery & Snacks segment included an increase in price/mix of 14% and 16%, respectively, when compared to the prior-year period due to favorability in inflation-driven pricing. Volumes decreased by 10% and 9% for the third quarter and first three quarters of fiscal 2023, respectively, when compared to the prior-year period. The decrease in volumes was primarily due to the elasticity impact from inflation-driven pricing actions and shortages from supply chain disruptions. In the third quarter of fiscal 2023, we had a product recall primarily related to our Armour Star® brand, which resulted in a $7.8 million reduction to net sales for estimated customer returns and fees in addition to estimated lost sales of approximately $16 million for the quarter.

Net sales for both the third quarter and first three quarters of fiscal 2023 in our Refrigerated & Frozen segment reflected an increase in price/mix of 15% when compared to the prior-year period due to favorability in inflation-driven pricing. Volumes decreased by 10% and 6% for the third quarter and first three quarters of fiscal 2023, respectively, when compared to the prior-year period primarily due to the elasticity impact from inflation-driven pricing actions and shortages from supply chain disruptions.

Net sales for the third quarter of fiscal 2023 in our International segment reflected a 17% increase in price/mix, a 7% decrease in volumes, and a 2% decrease due to unfavorable foreign exchange rates, in each case compared to the prior-year period. Net sales for the first three quarters of fiscal 2023 in our International segment reflected an 13% increase in price/mix, an 8% decrease in volumes, and a 3% decrease due to unfavorable foreign exchange rates, in each case compared to the prior-year period. The decrease in volumes was driven by the elasticity impact from inflation-driven pricing actions. The increase in price/mix was primarily due to favorability in inflation-driven pricing.

Net sales for the third quarter and first three quarters of fiscal 2023 in our Foodservice segment reflected an increase in price/mix of 18% and 19%, respectively, compared to the prior-year period, reflecting inflation-driven pricing. Volumes decreased by 1% and 3% in the third quarter and first three quarters of fiscal 2023, respectively, when compared to the prior-year period. The decrease in volumes was driven by the elasticity impact from inflation-driven pricing actions.

SG&A Expenses (includes general corporate expenses)

SG&A expenses totaled $348.8 million for the third quarter of fiscal 2023, an increase of $10.8 million, as compared to the third quarter of fiscal 2022. SG&A expenses for the third quarter of fiscal 2023 reflected the following:

Items impacting comparability of earnings

●	net charges of $2.0 million in connection with our restructuring plans.

Other changes in expenses compared to the third quarter of fiscal 2022

●	an increase in advertising and promotion expense of $15.6 million driven by an increased investment in modern marketing, including social and digital platforms,

●	an increase in short-term incentive expense of $5.9 million,

●	an increase in consulting and professional fees of $5.8 million, in part due to information technology implementation services,

●	an increase in commission expense of $3.9 million primarily due to an increase in net sales,

●	a charge of $3.9 million related to the reduction in fair value of a convertible note receivable,

●	an increase in deferred compensation expense of $3.3 million primarily due to market losses in the prior-year period, and

●	an increase in salary, wage, and fringe benefit expense of $2.5 million.

SG&A expenses for the third quarter of fiscal 2022 included the following items impacting the comparability of earnings:

●	expenses of $30.9 million related to the impairment of businesses previously held for sale and

●	net charges of $5.1 million in connection with our restructuring plans.

SG&A expenses totaled $1.46 billion for the first three quarters of fiscal 2023, an increase of $469.6 million, as compared to the first three quarters of fiscal 2022. SG&A expenses for the first three quarters of fiscal 2023 reflected the following:

Items impacting comparability of earnings

●	charges totaling $385.7 million related to the goodwill and Birds Eye® brand impairments in connection with certain reporting unit changes within our Refrigerated & Frozen segment,

●	charges totaling $26.7 million related to the impairment of businesses previously held for sale, and

●	net charges of $8.4 million in connection with our restructuring plans.

Other changes in expenses compared to the first three quarters of fiscal 2022

●

an increase in share-based payment expense of $43.8 million primarily due to an increase to the estimated level of achievement of certain performance targets, more significant award vesting in the current period, and volatility between periods in our share price,

●	an increase in advertising and promotion expenses of $22.7 million driven by an increased investment in modern marketing, including social and digital platforms,

●	an increase in consulting and professional fees of $13.4 million, in part due to information technology implementation services,

●	an increase in short-term incentive expense of $9.8 million,

●	an increase in salary, wage, and fringe benefit expense of $9.5 million,

●	an increase in travel and entertainment expense of $6.4 million,

●	an increase in charitable donations of $5.9 million,

●	a decrease in depreciation expense of $4.6 million,

●	a charge of $3.9 million related to the reduction in fair value of a convertible note receivable, and

●	an increase in information technology-related expenses of $3.6 million.

SG&A expenses for the first three quarters of fiscal 2022 included the following items impacting the comparability of earnings:

●	expense of $70.1 million related to the impairment of businesses previously held for sale,

●	net charges of $17.0 million in connection with our restructuring plans,

●	a net benefit of $14.6 related to a legal settlement,

●	a benefit of $3.3 million related to the sale of a legacy investment,

●	expenses of $2.2 million associated with costs incurred for planned divestitures, and

●	expenses of $1.7 million associated with consulting fees for certain tax matters.

Segment Operating Profit (Earnings before general corporate expenses, pension and postretirement non-service income, interest expense, net, income taxes, and equity method investment earnings)

	Operating Profit
($ in millions)	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
Reporting Segment	February 26, 2023	February 27, 2022	% Inc (Dec)	February 26, 2023	February 27, 2022	% Inc (Dec)
Grocery & Snacks	$256.4	$231.5	11%	$847.2	$696.6	22%
Refrigerated & Frozen	263.6	158.0	67%	297.6	483.9	(39)%
International	37.1	29.9	24%	100.9	101.1	(0)%
Foodservice	23.8	4.7	410%	53.5	38.8	38%

Operating profit in our Grocery & Snacks segment for the third quarter of fiscal 2023 reflected an increase in gross profits of $34.7 million compared to the third quarter of fiscal 2022. The higher gross profit was driven by the net sales growth discussed above and lower transportation costs, partially offset by the impacts of input cost inflation, higher inventory reserves, and continued elevated supply chain operating costs. The increase in gross profits was partially offset by higher SG&A expenses, excluding items impacting comparability, as discussed above, including increased advertising and promotion expenses. Operating profit in the third quarter of fiscal 2022 included $2.6 million of net charges related to our restructuring plans and expense of $3.9 million related to the impairment of businesses previously held for sale. Operating profit for the third quarter of fiscal 2023 in our Grocery & Snacks segment was also negatively impacted by our product recall primarily related to our Armour Star® brand, discussed above.

Operating profit in our Grocery & Snacks segment for the first three quarters of fiscal 2023 reflected an increase in gross profits of $148.3 million compared to the first three quarters of fiscal 2022. The higher gross profit was driven by the net sales growth discussed above and lower transportation costs, partially offset by the impacts of input cost inflation, unfavorable fixed cost leverage, higher inventory reserves, and continued elevated supply chain operating costs. The increase in gross profits was partially offset by higher SG&A expenses, excluding items impacting comparability, as discussed above, including increased advertising and promotion expenses. Operating profit of the Grocery & Snacks segment was impacted by net expense of $0.5 million and $8.7 million related to our restructuring plans in the first three quarters of fiscal 2023 and 2022, respectively. The first three quarters of fiscal 2023 included expenses of $3.5 million related to a municipal water break that impacted one of our production facilities. The first three quarters of fiscal 2022 included expense of $26.3 million related to the impairment of businesses previously held for sale. Operating profit for the first three quarters of fiscal 2023 in our Grocery & Snacks segment was also negatively impacted by our product recall primarily related to our Armour Star® brand, discussed above.

Operating profit in our Refrigerated & Frozen segment for the third quarter of fiscal 2023 reflected an increase in gross profits of $110.3 million compared to the third quarter of fiscal 2022. The increase was driven by the net sales growth discussed above and lower transportation costs, partially offset by the impacts of input cost inflation, unfavorable fixed cost leverage, and continued elevated supply chain operating costs. The increase in gross profits was partially offset by higher SG&A expenses, excluding items impacting comparability, as discussed above, including increased advertising and promotion expenses. Operating profit of our Refrigerated & Frozen segment included charges of $5.2 million in the third quarter of fiscal 2023 associated with fires occurring at one of our manufacturing facilities. Operating profit in the third quarter of fiscal 2022 included charges of $16.9 million related to the impairment of businesses previously held for sale. Operating profit of the Refrigerated & Frozen segment was impacted by net expense of $1.9 million and $1.2 million related to our restructuring plans in the third quarter of fiscal 2023 and 2022, respectively.

Operating profit in our Refrigerated & Frozen segment for the first three quarters of fiscal 2023 reflected an increase in gross profits of $210.7 million compared to the first three quarters of fiscal 2022. The increase was driven by the net sales growth discussed above and lower transportation costs, partially offset by the impacts of input cost inflation, unfavorable fixed cost leverage, and continued elevated supply chain operating costs. The increase in gross profits was partially offset by higher SG&A expenses, excluding items impacting comparability, as discussed above, including increased advertising and promotion expenses. Operating profit in the first three quarters of fiscal 2023 included charges of $385.7 million related to the goodwill and Birds Eye® brand impairments in connection with certain reporting unit changes within our Refrigerated & Frozen segment and charges of $13.1 million associated with fires occurring at one of our manufacturing facilities. Operating profit in the first three quarters of fiscal 2023 and 2022 included charges of $5.7 million and $28.9 million, respectively, related to the impairment of businesses previously held for sale. Operating profit of the Refrigerated & Frozen segment was impacted by net expense of $3.3 million and $13.0 million related to our restructuring plans in the first three quarters of fiscal 2023 and 2022, respectively.

Operating profit in our International segment for the third quarter of fiscal 2023 reflected an increase in gross profits of $9.2 million when compared to the third quarter of fiscal 2022. Operating profit in our International segment for the first three quarters of fiscal 2023 reflected an increase in gross profits of $2.7 million when compared to the first three quarters of fiscal 2022. The increases were driven by the net sales growth discussed above, partially offset by the impacts of input cost inflation, unfavorable fixed cost leverage, and elevated supply chain operating costs.

Operating profit in our Foodservice segment for the third quarter of fiscal 2023 reflected an increase in gross profits of $12.0 million compared to the third quarter of fiscal 2022. The increase in gross profit was driven by the net sales growth discussed above, partially offset by the impacts of input cost inflation and unfavorable fixed cost leverage. Operating profit in the third quarter of fiscal 2022 included expense of $10.1 million related to the impairment of businesses previously held for sale.

Operating profit in our Foodservice segment for the first three quarters of fiscal 2023 reflected an increase in gross profits of $24.2 million compared to the first three quarters of fiscal 2022. The increase in gross profit was driven by the net sales growth discussed above, partially offset by the impacts of input cost inflation, unfavorable fixed cost leverage, and elevated supply chain operating costs. Operating profit in the first three quarters of fiscal 2023 and 2022 included expense of $20.5 million and $14.9 million, respectively, related to the impairment of businesses previously held for sale.

Pension and Postretirement Non-service Income

In the third quarter of fiscal 2023, pension and postretirement non-service income was $6.0 million, a decrease of $10.1 million compared to the third quarter of fiscal 2022. In the first three quarters fiscal 2023, pension and postretirement non-service income was $18.2 million, a decrease of $30.1 million compared to the first three quarters of fiscal 2022. The third quarter and first three quarters of fiscal 2023 reflected higher interest costs.

Interest Expense, Net

Net interest expense was $104.2 million and $94.6 million for the third quarter of fiscal 2023 and 2022, respectively. Net interest expense was $301.6 million and $283.7 million for the first three quarters of fiscal 2023 and 2022, respectively. The increase was driven by a higher weighted average interest rate on outstanding debt. See Note 3, "Debt and Revolving Credit Facility", to the Condensed Consolidated Financial Statements contained in this report for further discussion.

Income Taxes

In the third quarter of fiscal 2023 and 2022, we recognized income tax expense of $100.1 million and $109.9 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was approximately 22.6% and 33.4% for the third quarter of fiscal 2023 and 2022, respectively. In the first three quarters of fiscal 2023 and 2022, we recognized income tax expense of $237.0 million and $263.8 million, respectively. The effective tax rate was approximately 26.8% and 26.5% for the first three quarters of fiscal 2023 and 2022, respectively. See Note 9, "Income Taxes", to the Condensed Consolidated Financial Statements contained in this report for a discussion on the change in effective tax rates.

Equity Method Investment Earnings

Equity method investment earnings were $50.5 million and $48.1 million for the third quarter of fiscal 2023 and 2022, respectively. Equity method investment earnings were $149.0 million and $97.8 million for the first three quarters of fiscal 2023 and 2022, respectively. Ardent Mills earnings for the third quarter and first three quarters of fiscal 2023 reflected favorable market conditions, including the joint venture's effective management through the recent volatility in the wheat markets.

Earnings Per Share

Diluted earnings per share in the third quarter of fiscal 2023 and 2022 was $0.71 and $0.45, respectively. Diluted earnings per share in the first three quarters of fiscal 2023 and 2022 was $1.34 and $1.51, respectively. The increase in diluted earnings per share for the third quarter of fiscal 2023 reflected higher net income. The decrease in diluted earnings per share for the first three quarters of fiscal 2023 reflected lower net income and was largely impacted by the goodwill and brand impairment charges in the first quarter of fiscal 2023.

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

Borrowing Facilities and Long-Term Debt

At February 26, 2023, we had a revolving credit facility (the "Revolving Credit Facility") with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $2.0 billion (subject to increase to a maximum aggregate principal amount of $2.5 billion with the consent of the lenders). The Revolving Credit Facility matures on August 26, 2027 and is unsecured. The Company may request the term of the Revolving Credit Facility be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. We have historically used a credit facility principally as a back-up for our commercial paper program. As of February 26, 2023, there were no outstanding borrowings under the Revolving Credit Facility.

As of February 26, 2023, we had $569.0 million outstanding under our commercial paper program. The highest level of borrowings during the first three quarters of fiscal 2023 was $677.0 million. We had $180.0 million outstanding under our commercial paper program as of May 29, 2022.

During the third quarter of fiscal 2023, we repaid the remaining outstanding $437.0 million aggregate principal amount of our 3.20% senior notes on their maturity date of January 25, 2023. The repayment was primarily funded by the issuance of commercial paper.

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

For additional information about our long-term debt balances, refer to Note 3, "Debt and Revolving Credit Facility", to the Condensed Consolidated Financial Statements contained in this report and Note 3, "Long-Term Debt", to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 29, 2022. The weighted average coupon interest rate of long-term debt obligations outstanding as of February 26, 2023, was approximately 4.6%.

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

As of the end of the third quarter of fiscal 2023, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the Revolving Credit Facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult, or impossible.

Our most restrictive debt agreement (the Revolving Credit Facility) generally requires our ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest expense not be less than 3.0 to 1.0 and our ratio of funded net debt to EBITDA not to exceed 4.75 to 1.0 through the third quarter of fiscal 2023 and 4.5 to 1.0 for each quarter thereafter. Each ratio is to be calculated on a rolling four-quarter basis. As of February 26, 2023, we were in compliance with these financial covenants.

Equity and Dividends

We repurchase shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. During the first half of fiscal 2023, we repurchased 4.2 million shares of our common stock under this authorization for an aggregate of $150.0 million. We did not repurchase any shares of common stock during the third quarter of fiscal 2023. The Company's total remaining share repurchase authorization as of February 26, 2023 was $916.6 million.

On March 2, 2023, the Company paid a quarterly cash dividend on shares of its common stock of $0.33 per share to stockholders of record as of close of business on January 30, 2023.

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

As of February 26, 2023, our finance and operating lease liabilities reported in our Condensed Consolidated Balance Sheet totaled $115.2 million and $237.7 million, respectively. We have entered into contracts that are or contain a lease that have not yet commenced with aggregate payments totaling $269.7 million, as of February 26, 2023. For additional information, refer to Note 14, "Leases", to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 29, 2022.

The liability for gross unrecognized tax benefits related to uncertain tax positions was $27.6 million as of February 26, 2023. For additional information, refer to Note 9, "Income Taxes", to the Condensed Consolidated Financial Statements contained in this report and Note 13, "Pre-Tax Income and Income Taxes", to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 29, 2022.

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

As of February 26, 2023, our unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts) totaled approximately $2.68 billion. Approximately $1.85 billion of this balance is due in less than one year. Included in this amount are open purchase orders and other supply agreements totaling approximately $1.63 billion, which are generally settleable in the ordinary course of business. Some are not legally binding and/or may be cancellable. Warehousing service agreements totaling approximately $607 millionmake up a majority of our remaining unconditional purchase obligations with various terms of up to 10 years.

We expect to have sufficient cash flows from the above cited sources to meet the material cash requirements of these contractual obligations as they become settleable in the ordinary course of business.

Capital Expenditures

We continue to make investments in our business and operating facilities. Our estimate of capital expenditures for fiscal 2023 is approximately $370 million.

Supplier Arrangements

Certain suppliers have access to third-party services that allow them to view our scheduled payments online. These third-party services also allow suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. Balances remain as obligations to our suppliers as stated in our supplier agreements and are either reflected in accounts payable or in notes payable within our Condensed Consolidated Balance Sheets depending on the nature of the arrangement. The associated payments are included in net cash flows from operating activities for those balances reflected in accounts payable, whereas the proceeds and payments associated with short-term borrowings are reflected as financing activities within our Condensed Consolidated Statements of Cash Flows. As of February 26, 2023 and May 29, 2022, $402.2 million and $378.3 million, respectively, of our total accounts payable was payable to suppliers who utilize these third-party services. As of February 26, 2023, we also had approximately $85.4 million of short-term borrowings related to these arrangements.

The program commenced at about the same time that we began an initiative to negotiate extended payment terms with our suppliers. A number of factors may impact our future payment terms, including our relative creditworthiness, overall market liquidity, and changes in interest rates and other general economic conditions.

Cash Flows

During the first three quarters of fiscal 2023, we used $12.1 million of cash, which was the net result of $703.4 million generated from operating activities, $260.2 million used in investing activities, $454.5 million used in financing activities, and a decrease of $0.8 million due to the effects of changes in foreign currency exchange rates.

Cash generated from operating activities totaled $703.4 million and $752.6 million in the first three quarters of fiscal 2023 and 2022, respectively. The decrease in operating cash flows for the first three quarters of fiscal 2023 compared to the first three quarters of fiscal 2022 was primarily driven by higher inventory balances, largely due to input cost inflation and some inventory rebuild from previous supply chain constraints, timing of payments of accounts payable, and increased tax and interest payments. This was partially offset by higher gross profits in the first three quarters of fiscal 2023 compared to the first three quarters of fiscal 2022.

Cash used in investing activities totaled $260.2 million and $342.9 million in the first three quarters of fiscal 2023 and 2022, respectively. Net cash outflows from investing activities in the first three quarters of fiscal 2023 and 2022 consisted primarily of capital expenditures totaling $267.4 million and $364.2 million, respectively.

Cash used in financing activities totaled $454.5 million and $407.0 million in the first three quarters of fiscal 2023 and 2022, respectively. Financing activities in the first three quarters of fiscal 2023 principally reflected repayments of long-term debt of $708.0 million, the issuance of long-term debt totaling $500.0 million, net short-term borrowing issuances of $367.9 million, cash dividends paid of $466.4 million, and common stock repurchases of $150.0 million. Financing activities in the first three quarters of fiscal 2022 principally reflected net proceeds of $499.1 million from the issuance of $500.0 million aggregate principal amount of long-term debt, net short-term borrowing repayments of $344.6 million, cash dividends paid of $431.9 million, and common stock repurchases of $50.0 million.

Cash Held by International Subsidiaries

The Company had cash and cash equivalents of $71.2 million at February 26, 2023 and $83.3 million at May 29, 2022, of which $59.3 million at February 26, 2023, and $74.7 million at May 29, 2022 was held in foreign countries. A deferred tax liability is provided for certain undistributed foreign earnings in fiscal 2023 that are not considered to be indefinitely reinvested or cannot be remitted in a tax-neutral transaction. Other undistributed foreign earnings are invested indefinitely and therefore we have not provided deferred taxes on those earnings.

CRITICAL ACCOUNTING ESTIMATES

Consistent with previous years, we will perform our annual impairment test on our indefinite-lived intangible assets and goodwill in the fourth quarter of fiscal 2023. We recognized impairment charges on several brands, primarily from the Pinnacle acquisition, in the fourth quarter of both fiscal 2022 and 2021. As a result of the impairment charges, these assets were written down to their respective fair values resulting in zero excess fair value over carrying amount. If expectations of future long-term growth rates and margins are not met or if management's future strategy changes on certain brands, there is a heightened risk of future impairment. No events occurred during the third quarter of fiscal 2023 that indicated it was more likely than not that our indefinite-lived intangible assets were impaired.

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

Other than the changes noted below, there have been no material changes in our market risk during the thirty-nine weeks ended February 26, 2023. For additional information, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 29, 2022.

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

The carrying amount of long-term debt (including current installments) was $8.60 billion as of February 26, 2023. Based on current market rates, the fair value of this debt at February 26, 2023 was estimated at $8.25 billion. As of February 26, 2023, a 1% increase in the interest rates would decrease the fair value of our fixed rate debt by approximately $401.2 million, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $450.8 million.

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

Effect of Hypothetical 10% Fluctuation

The potential gain or loss on the fair value of our outstanding commodity and foreign exchange contracts, assuming a hypothetical 10% fluctuation in commodity prices and foreign currency exchange rates, would have been (in millions):

	Fair Value Impact
In Millions	February 26, 2023	February 27, 2022
Energy commodities	$4.3	$1.3
Agriculture commodities	6.4	3.9
Foreign exchange	9.1	8.8

It should be noted that any change in the fair value of our derivative contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items. In relation to foreign currency contracts, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of February 26, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

A discussion of our risk factors can be found in Item 1A, "Risk Factors", in our Annual Report on Form 10-K for the fiscal year ended May 29, 2022 and in our other filings with the SEC. During the third quarter of fiscal 2023, there were no material changes to our previously disclosed risk factors.

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

101

The following materials from Conagra Brands' Quarterly Report on Form 10-Q for the quarter ended February 26, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

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

Dated this 5th day of April, 2023.