Form 10-K
period 2023-05-28
CONAGRA BRANDS INC.
filed 2023-07-13
CIK 23217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 28, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑

The aggregate market value of the voting common stock of Conagra Brands, Inc. held by non-affiliates on November 25, 2022 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $17,692,227,237 based upon the closing sale price on the New York Stock Exchange on such date.

At June 25, 2023, 477,060,396 common shares were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement for the Registrant's 2023 Annual Meeting of Stockholders (the "2023 Proxy Statement") are incorporated by reference into Part III.

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

Conagra Brands is a branded consumer packaged goods food company that operates in many sectors of the food industry, with a significant focus on the sale of branded, private branded, and value-added consumer food, as well as foodservice items and ingredients. We use many different raw materials, most of which are commodities. The prices paid for raw materials used in making our food generally reflect factors such as global economic conditions, trade barriers or restrictions, supply chain disruptions, supply and demand, weather, commodity market fluctuations, currency fluctuations, tariffs, and the effects of governmental agricultural programs. Although the prices of raw materials can be expected to fluctuate as a result of these factors, we believe such raw materials to be in adequate supply and generally available from numerous sources. From time to time, we have faced increased costs for many of our significant raw materials, packaging, and energy inputs. We seek to mitigate higher input costs through productivity and pricing initiatives and the use of derivative instruments to economically hedge a portion of forecasted future consumption.

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

Our operations are subject to various laws and regulations administered by federal, state, local, and foreign government agencies, including, but not limited to, the United States Department of Agriculture, the Federal Food and Drug Administration, the Federal Trade Commission, the Occupational Safety and Health Administration, the Environmental Protection Agency, and the Department of Labor. In particular, the processing, packaging, transportation, storage, distribution, advertising, labeling, quality, and safety of food products, the health and safety of our employees, and the protection of the environment are each subject to governmental regulation. Additionally, we are subject to data privacy and security regulations, tax and securities regulations, accounting and reporting standards, and other financial laws and regulations. We believe that we are in compliance with such laws and regulations in all material respects and do not expect that continued compliance with such regulations will have a material effect upon capital expenditures, earnings, or our competitive position.

Our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 28%, 27%, and 26% of consolidated net sales for fiscal 2023, 2022, and 2021, respectively.

Human Capital Resources

At Conagra, we believe that our employees are the driving force behind our success. We believe that the success and growth of our business depends in large part on our ability to attract, develop, and retain a diverse population of talented and high-performing employees at all levels of our organization. We leverage our six timeless values, which form the framework of our Company culture, to guide our approach to human capital management:

•	Integrity: Do the right things and do things right

•	External Focus: Center on the consumer, customer, competitor, and investor

•	Broad-Mindedness: Seek out and respect varied perspectives; embrace collaboration and assume positive intent

•	Agility: Convert insights into action with the speed of an entrepreneur

•	Leadership: Simplify, make decisions, inspire others, and act like an owner

•	Results: Leverage a "refuse-to-lose" obsession with impact and value creation

We have developed key recruitment, development, and retention strategies and objectives that guide our human capital management approach. These strategies and objectives are advanced through a number of programs, policies, and initiatives, as described below.

As of May 28, 2023, we had approximately 18,600 employees, primarily in the United States. Approximately 46% of our employees are parties to collective bargaining agreements. We believe our relationships with employees and their representative organizations are good.

Safety and Health: The health and safety of our employees is our top priority. We are focused on maintaining a strong culture of safety, in which all employees strive to protect themselves and their colleagues. During fiscal year 2023, our Occupational Safety & Health Administration Incident Rate was 1.58 incidents per 100 full-time workers, as compared to 1.67 incidents per 100 full-time workers in fiscal 2022 and 2.00 incidents per 100 full-time workers in fiscal 2021. We compare our incident rate to that of the average for companies in the food manufacturing sector, as published by the Bureau of Labor Statistics. In each of the last three fiscal years, our incident rate has been below the industry average. Our health and safety team audits each of our facilities every three years to confirm compliance with safety regulations and corporate policies. The team documents the audit results and tracks corrective actions to completion to confirm we hold ourselves accountable for providing a safe work environment.

Diversity and Inclusion: We nourish our inclusive culture by encouraging openness, acceptance, and individual authenticity. We believe that a diverse team gives us a competitive advantage and are committed to incorporating different ways of thinking, backgrounds, experiences, opinions, and viewpoints into our workforce to energize our culture and drive our success.

We believe diversity is measured by more than age, race, gender, sexual orientation, and disability. All backgrounds, perspectives, styles, and opinions are valued and belong at Conagra. We harness the power of diversity and inclusion ("D&I") to accelerate innovation and growth and as key drivers of shareholder value creation.

Our commitment to D&I is exemplified by our Board of Directors (the "Board") with ages ranging from 51 to 71, diverse backgrounds and life experiences, three racially/ethnically diverse directors and four women directors serving on our ten-person board. The Human Resources Committee of our Board (the "HR Committee") oversees our D&I strategy. The HR Committee has embedded its oversight of our diversity and inclusion strategy into its standing agenda and receives regular updates from management on our diversity and inclusion goals and initiatives. We have set D&I goals that were embedded by our HR Committee into our executive compensation program for fiscal 2023 in the individual performance modifier for senior leaders under our annual incentive plan.

Our Senior Leadership Team is responsible for setting and driving our D&I strategy. During fiscal 2023, we launched numerous efforts to amplify our commitment to D&I through our D&I Leadership Council, comprised of senior leaders with a continued focus on driving accountability towards operationalizing our three strategic D&I pillars of recruitment, advocacy and development. Core aspects of our strategy include building a strong entry-level pipeline; developing programs to internally and externally advance our talent; and designing education and awareness programs that strengthen our culture of inclusion.  Examples of recruitment, advocacy, and development initiatives launched during fiscal 2023 include the following:

•	We expanded our employee resource groups with the launch of our Disability+ Ally employee resource group.

•	We continued to build on our commitment to evolve our culture with continued D&I awareness programs.

•	We continued to expand our diversity recruitment strategies focused on strengthening the diversity of candidate slates at the early talent (recent college graduates) and experienced hire levels:

•	Recruiting junior military officers through our Cameron Brooks partnership

•	Engaging with LGBTQ+ Engineering and Marketing entry-level talent through our Out4Undergrad partnership

•	Expanding our relationship with Thurgood Marshall through participation in their leadership institute to engage and recruit students from historically black colleges and universities (HBCUs)

•	Partnering with Department of Defense Skills Bridge to provide returning service members with job opportunities and Upwardly Global to support immigrants and refugees as they restart their careers.

•

We awarded the "Conagra Refuse-to-Lose Scholarship" to 36 students through our program partners, Thurgood Marshall College Fund and Hispanic Scholarship Fund and pledged our support for a third round of scholarships in 2024

Our goal is to create a culture of belonging, where everyone can experience inclusion. We want to be a place where people trust and respect one another. While we value and embrace diversity, we also celebrate what we all have in common—our energy and passion for making great food and great brands.

Learning and Development: We believe that by enabling employee growth and development, we better position Conagra to meet current and future business needs while driving employee retention. By providing employees with growth opportunities, we empower them to build knowledge and skills and make an impact through their work at Conagra.

We leverage a variety of tools and processes to promote a culture of employee learning and development at Conagra:

•

Job profiles are aligned to a Conagra-specific skills framework that defines and prioritizes the top skills desired for each role.  Employees’ skills are assessed against the framework and the data is leveraged to provide tailored learning opportunities for each employee as well as drive programs to enhance organizational capabilities

•

Employees have access to numerous development opportunities including functional development programs, on-demand learning content, and targeted leadership programs.  Our cross-functional opportunity marketplace allows employees to become involved in initiatives beyond their day-to-day job responsibilities, providing on-the-job learning

•

We promote a learning culture through multiple levers such as expecting leaders to consistently coach, teach and mentor colleagues across the organization and our “Invest in You” program that encourages employees to set aside at least one-hour per workweek focused on learning

Talent Acquisition: We believe Conagra offers one of the best cultures in the food industry along with numerous components for a long and prosperous career.  Our Conagra Promise is to provide every employee with tools and programs to help them reach their full potential.

While the current labor market presents significant challenges for employers, Conagra has made differential investments in our Talent Acquisition tools and programs to help us continue to attract the right candidates.

•	Implemented new technology that enhances our marketing efforts while also simplifying the application process for prospective candidates

•	Modernized our marketing materials to fully capture and communicate the employee value proposition Conagra offers

•	Added resources and enhanced processes to improve and streamline recruiting efforts at our manufacturing facilities

•	Continue to leverage data and key metrics to drive priorities and strategically focus recruiting efforts and resources across the enterprise

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

Information About Our Executive Officers

The names, ages, and positions of our executive officers as of July 13, 2023 are listed below:

Name	Title & Capacity	Age	Year First Appointed an Executive Officer
Sean M. Connolly	President and Chief Executive Officer	57	2015
David S. Marberger	Executive Vice President and Chief Financial Officer	58	2016
Carey L. Bartell	Executive Vice President, General Counsel and Corporate Secretary	49	2022
Charisse Brock	Executive Vice President, Chief Human Resources Officer	61	2015
Alexandre O. Eboli	Executive Vice President, Chief Supply Chain Officer	51	2021
Thomas M. McGough	Executive Vice President and Co-Chief Operating Officer	58	2013
Darren C. Serrao	Executive Vice President and Co-Chief Operating Officer	57	2015
Robert G. Wise	Senior Vice President, Corporate Controller	55	2012

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

Carey L. Bartell has served as Executive Vice President, General Counsel and Corporate Secretary since June 2022. In this role, Ms. Bartell oversees all legal and governmental affairs activity for the company. Previously, Ms. Bartell served as Vice President and Chief Counsel leading the company’s litigation efforts and compliance programs. Ms. Bartell joined Conagra in 2016. Prior to Conagra, Ms. Bartell worked for eight years at Hospira, Inc., a global pharmaceutical and medical device company, as Senior Counsel and then Vice President, Legal. In this role, she oversaw the company’s litigation, labor, employment, and immigration law, and advised senior management and the board of directors regarding diverse legal and business risks. Ms. Bartell began her career in private practice at a Chicago law firm, first as an Associate and then Partner, where she practiced primarily in the areas of litigation and labor & employment law.

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

Robert G. Wise has served as Senior Vice President, Corporate Controller since December 2012 and has notified the Company of his intention to retire no later than July 28, 2023. Mr. Wise joined Conagra Brands in March 2003 and has held various positions of increasing responsibility with Conagra Brands, including Vice President, Assistant Corporate Controller from March 2006 until January 2012 and Vice President, Corporate Controller from January 2012 until December 2012. Prior to joining Conagra Brands, Mr. Wise served in various roles at KPMG LLP (an accounting firm) from October 1995 until March 2003.

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

Market Risks

Deterioration of general economic conditions, an economic recession, periods of inflation, or economic uncertainty have in the past harmed and could continue to harm our business and results of operations.

Our business and results of operations have in the past been and may continue to be adversely affected by changes in national or global economic conditions, including inflation, rising interest rates, decreased availability of capital, volatility in financial markets, declining consumer spending rates, recessions, decreased energy availability and increased energy costs (including fuel surcharges), supply chain challenges, labor shortages, geopolitical conflicts (including the ongoing conflict between Russia and Ukraine), the negative impacts caused by pandemics and public health crises (including the COVID-19 pandemic), and the effects of governmental initiatives to manage economic conditions.

These economic factors could continue to impact our business and operations in a variety of ways, including as follows:

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

Our business, financial condition and results of operations have in the past been and could continue to be adversely affected by disruptions in the global economy caused by geopolitical conflict including the ongoing conflict between Russia and Ukraine.

Our business, financial condition and results of operations have been impacted in the past and may be impacted in the future by disruptions in the global economy. The global economy has been negatively impacted by geopolitical conflicts, such as the military conflict between Russia and Ukraine, which has resulted in governments in the U.S., United Kingdom, and European Union imposing export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Although we have no operations in Russia or Ukraine, we have experienced shortages in materials and increased costs for transportation, energy, and raw materials due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. Further escalations of geopolitical tensions related to military conflicts, including increased trade barriers or restrictions on global trade, could also result in, among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. In addition, the effects of the ongoing conflict could heighten many of our known risks described in this Item 1A, Risk Factors.

Credit Risks

Our existing and future debt may limit cash flow available to invest in the ongoing needs of our business and could prevent us from fulfilling our debt obligations or returning cash to stockholders.

As of May 28, 2023, we had total debt of approximately $9.24 billion, including approximately $8.02 billion aggregate principal amount of outstanding senior notes. Our ability to make payments on our debt, fund our other liquidity needs, make planned capital expenditures, and return cash to stockholders will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs, make planned capital expenditures, or return cash to stockholders.

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

Heightened inflation, increased interest rates and other economic conditions including potential recession and credit market disruptions could negatively impact our business.

Customer and consumer demand for our products may be impacted by heightened inflation, increased interest rates and other weak economic conditions including recessionary conditions and credit market disruptions and volatility. For example, in fiscal 2023, the U.S. experienced heightened inflationary pressures that impacted our business. Continued weak economic conditions may adversely impact consumers causing a decrease in demand for our products from our customers and consumers. Additionally, these economic conditions may adversely impact some of our customers, suppliers and other vendors who are highly leveraged. We have experienced and may continue to experience negative impacts to our business ranging from an inability to collect accounts receivable to supply chain disruptions caused by failures of our counterparties to continue as a going concern due to financial and liquidity issues.

Competition Risks

Increased competition may result in reduced sales or profits.

The food industry is highly competitive, and further consolidation in the industry would likely increase competition. Our principal competitors have substantial financial, marketing, and other resources. Increased competition can reduce our sales due to loss of market share or the need to reduce prices to respond to competitive and customer pressures. Competitive pressures also may restrict our ability to increase prices and maintain those price increases, including price increases made in response to commodity and other cost increases. In addition, we may experience delays between the time that we take inflation-related pricing actions and the time that we realize the impact of those actions on our margins and results of operations.

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

In recent years, input costs have increased materially and at a rapid rate. We expect the pressures of input cost inflation to continue into fiscal 2024.

The Company uses a variety of strategies to seek to offset this input cost inflation such as increasing productivity, cutting costs, increasing pricing and engaging in commodity hedging. However, we may not be able to generate sufficient productivity improvements or sustain our price increases. Commodity price volatility may result in unfavorable commodity positions, the costs of which we may not be able to fully offset on acceptable timelines or at all. To the extent we are unable to offset present and future input cost increases, our operating results could be materially and adversely affected.

 Increases in commodity costs have in the past and may continue to have a negative impact on profits.

We use many different commodities such as wheat, corn, oats, various vegetables, vegetable oils, beef, pork, poultry, dairy products, steel, aluminum, and energy. Commodities are subject to price volatility caused by global economic conditions, trade barriers or restrictions, supply chain disruptions, commodity market fluctuations, supply and demand, currency fluctuations, external conditions such as weather, and changes in governmental agricultural and energy policies and regulations. In addition, recent world events have increased the risks posed by international trade disputes, tariffs, and sanctions. We procure a wide spectrum of commodities globally and in the past have faced increased prices for commodities sourced from nations that have been impacted by trade disputes, tariffs, or sanctions. Commodity price increases have resulted and may in the future result in increases in raw material, packaging, and energy costs and operating costs. We have experience in hedging against commodity price increases; however, these practices and experience reduce, but do not eliminate, the risk of negative profit impacts from commodity price increases. We do not fully hedge against changes in commodity prices, and the risk management procedures that we use may not always work as we intend.

To mitigate commodity cost increases, we have implemented various strategies that include, among other things, entering into contracted pricing with certain vendors, procuring commodities in periods of favorable market conditions, or entering into various derivative instruments. These actions may in part mitigate these increased costs, but even by increasing our product prices or implementing cost savings efforts, we may not be able to fully offset these increased costs. Additionally, increased prices may not be sustainable over time and may result in reduced sales volume, which can negatively impact our margins, and profitability.

Volatility in the market value of derivatives we use to manage exposures to fluctuations in commodity prices will cause volatility in our gross margins and net earnings.

We utilize derivatives to manage price risk for some of our principal ingredients and energy costs, including grains (wheat and corn), vegetable oils, pork, dairy products, and energy. Changes in the values of these derivatives are generally recorded in earnings currently, resulting in volatility in both gross margin and net earnings. These gains and losses are reported in cost of goods sold in our Consolidated Statements of Earnings and in unallocated general corporate expenses in our segment operating results until we utilize the underlying input in our manufacturing process, at which time the gains and losses are reclassified to segment operating profit. We may experience volatile earnings as a result of these accounting treatments.

Operating Risks

Supply chain disruptions have in the past and could continue to negatively impact our profitability.

In recent years, our industry has been impacted by supply chain disruptions, transportation issues, labor challenges and continued changes in global economic conditions, which have impacted and could continue to impact our operations and profitability.  Continued inflation, rising interest rates, decreased availability of capital, volatility in financial markets, declining consumer spending rates, recessions, decreased energy availability and increased energy costs (including fuel surcharges) have in the past caused and could continue to cause challenges for us, our suppliers, vendors, customers and consumers of our products and may negatively impact our profitability.  These supply chain disruptions have impacted our ability to source ingredients and manufacture and distribute our products, and may make it difficult for our customers to accurately forecast and plan for their purchases of our products to optimize restocking, all of which could negatively impact our business and profitability.

We have in the past been and may in the future be subject to product liability claims, labeling claims and product recalls, which could negatively impact our profitability.

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

In addition, we could be the target of claims of false or deceptive advertising under U.S. federal and state laws as well as foreign laws, including consumer protection statutes of some states.  The marketing of food products has come under increased regulatory scrutiny in recent years, and the food industry has been subject to an increasing number of proceedings and claims relating to alleged false or deceptive labeling and marketing under federal, state and foreign laws or regulations. Changes in legal or regulatory requirements (such as new food safety requirements and revised nutrition facts labeling, including front of pack labeling, and serving size regulations), or evolving interpretations of existing legal or regulatory requirements, may result in increased compliance costs, capital expenditures and other financial obligations that could adversely affect our business or financial results. If we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions, termination of necessary licenses or permits, or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business.

Even if a product liability or labeling claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image.

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

Maintaining a good reputation is critical to selling our products. Product contamination or tampering, the failure to maintain high standards for product quality, safety, and integrity, including with respect to raw materials and ingredients obtained from suppliers, or allegations of product quality issues, mislabeling, or contamination, even if untrue, may reduce demand for our products or cause production and delivery disruptions. Our reputation could also be adversely impacted by any of the following, or by adverse publicity (whether or not valid) relating thereto: product recalls, the failure to maintain high ethical, social, and environmental standards for all of our operations and activities including our expectations for our supply chain regarding ethical sourcing; the failure to achieve any stated goals with respect to the nutritional profile of our products; our research and development efforts; or our environmental impact, including use of agricultural materials, packaging, energy use, and waste management.

Moreover, the growing use of social and digital media by consumers has greatly increased the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our brands, or our products on social or digital media could seriously damage our brands and reputation.

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

Consumer preferences evolve over time and the success of our food products depends on our ability to identify the priorities, tastes and dietary habits of consumers and to offer products that appeal to their preferences.  Consumer response to our products may be influenced by a growing number and complexity of factors influencing consumer purchasing decisions beyond taste, nutrition and value, including concerns of consumers regarding broader health and wellness perceptions, obesity, product attributes, sourcing of packaging materials, use of organic or natural ingredients, human rights impacts, environmental impacts, recyclability of packaging and local sourcing of ingredients. Introduction of new products and product extensions requires significant development and marketing investment.

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

Additionally, as we have continued to implement pricing actions in response to increased costs of goods sold, the elasticity impact from our pricing actions has been favorable to date compared to historical trends. However, demand for our products could be affected if elasticities become unfavorable in response to our pricing actions in the future.

Changes in our relationships with significant customers, including our largest customer, could adversely affect us.

During fiscal 2023, our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 28% of our consolidated net sales. There can be no assurance that Walmart, Inc. and other significant customers will continue to purchase our products in the same quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing. The loss of a significant customer or a material reduction in sales to a significant customer could materially and adversely affect our product sales, financial condition, and results of operations.

Our customers are generally not contractually obligated to purchase from us and their decision to purchase from us is driven by multiple factors including consumer preferences and demand, price, product quality, customer service performance, availability, and other factors.  Strategic and financial goals of our customers can impact their purchasing decisions including store space allocation among product categories and shelf placement of our products.

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

Third-Party Partner Risks

Disruption of our supply chain has had and could continue to have an adverse impact on our business, financial condition, and results of operations.

Our ability to make, move, and sell our products is critical to our success. In the last two fiscal years, we experienced disruption to our supply and elevated supply chain operating costs due, in part, to disruptions in the availability of labor and certain materials, and input cost inflation. Continued or future damage or disruption to our supply chain, including third-party manufacturing or transportation and distribution capabilities, due to weather, including any potential effects of climate change, natural disaster, fire or explosion, terrorism, pandemics (such as the COVID-19 pandemic), strikes, government action, geopolitical turmoil (including the ongoing conflict between Russia and Ukraine), or other reasons beyond our control or the control of our suppliers and business partners, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single supplier or location, could adversely affect our business or financial results. In addition, disputes with significant suppliers, including disputes regarding pricing or performance, could adversely affect our ability to supply products to our customers and could materially and adversely affect our product sales, financial condition, and results of operations.

Although our products are manufactured in North America and we source the significant majority of our ingredients and raw materials from North America, global supply has at times been and may continue to be constrained, which has caused and may continue to cause the price of certain ingredients and raw materials used in our products to increase and/or we may experience disruptions to our operations. Additionally, although we have no operations in Russia and Ukraine, we have experienced shortages in materials and increased costs for transportation, energy, and raw materials due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. To date, the conflict between Russia and Ukraine has not had a material impact on our business, financial condition, or results of operations, but continued geopolitical turmoil, including expansion of the Russia-Ukraine conflict into other countries, or conflicts in other parts of the world, may negatively impact our supply chain and our ability to manufacture or sell our products.

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

The success of our end-to-end supply chain relies on the continued performance of a wide array of third parties. Suppliers, co-manufacturers, third-party outsourcers, warehousing partners, and transportation providers are among our critical partners. Although we take steps to qualify and audit third parties with whom we do business, we cannot guarantee that all third parties will perform dependably or at all. It is possible that events beyond our control, such as operational failures, labor issues, cybersecurity events, pandemics or other health issues, such as COVID-19, or other issues could impact our unaffiliated third parties. If our third parties fail to deliver on their commitments, introduce unplanned risk to our operations, or are unable to fulfill their obligations, we could experience manufacturing challenges, shipment delays, increased costs, or lost revenue.

We may be negatively impacted by cybersecurity incidents involving third parties in our supply chain.

If any of our third party service providers or any other third parties in our supply chain experience a cyber breach or system failure, their businesses may be negatively impacted, which can disrupt our end-to-end supply chain or affect our ability to fulfill customer orders, both of which could have a material adverse effect on our business.  For example, in the fourth quarter of fiscal 2023, we incurred charges totaling $4.4 million ($3.3 million after-tax) related to supply chain disruptions caused by a third-party vendor’s system shutdown in connection with the third party experiencing a cybersecurity incident.  The vendor’s shut-down disrupted our operations and negatively impacted our ability to fulfill customer orders.

Legal, Regulatory, and Environmental Risks

If we fail to comply with the many laws applicable to our business, we may face lawsuits or incur significant fines and penalties. In addition, changes in such laws may lead to increased costs.

Our business is subject to a variety of governmental laws and regulations, including food and drug laws, environmental laws, laws related to advertising and marketing practices, accounting standards, taxation requirements, competition laws, employment laws, data privacy laws, human rights laws, and anti-corruption laws, among others, in and outside of the United States. Our operations are subject to various laws and regulations administered by federal, state, local and foreign government agencies, including, but not limited to, the United States Department of Agriculture, the Federal Food and Drug Administration, the Federal Trade Commission, the Occupational Safety and Health Administration, the Environmental Protection Agency, and the Department of Labor. In particular, the processing, packaging, transportation, storage, distribution, advertising, labeling, quality, and safety of food products, the health and safety of our employees, and the protection of the environment are each subject to governmental regulation. Additionally, we are subject to data privacy and security regulations, tax and securities regulations, accounting and reporting standards, and other financial laws and regulations. Our failure to comply with applicable laws and regulations could subject us to lawsuits, administrative penalties, and civil remedies, including fines, injunctions, and recalls of our products.

We may suffer losses if changes to regulations require us to change the ingredients we use or how we process, package, transport, store, distribute, advertise, or label our products or include changes that increase our risk of liability for deceptive advertising. Moreover, depending on the implementation of such regulatory changes, we could have increased risk for a product recall or have existing inventory become unsellable, which could materially and adversely impact our product sales, financial condition and operating results.

In addition, changes in applicable laws and regulations, including changes in taxation requirements and new or increased tariffs on products imported from certain countries, may lead to increased costs and could negatively affect our business, financial condition, and results of operations. Additionally, we continue to monitor The Inflation Reduction Act of 2022, H.R. 5376 and related regulatory developments to evaluate their potential impact on our business, tax rate, and financial results including whether we are subject to the corporate alternative minimum tax. Other changes in the tax laws can significantly impact our effective tax rate and our financial results.

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

We may also be subjected to decreased availability or less favorable pricing for water as a result of such change, which could impact our manufacturing and distribution operations. In addition, natural disasters and extreme weather conditions may disrupt the productivity of our facilities or the operation of our supply chain. The increasing concern over climate change also may result in more regional, federal, and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases including increased mandatory disclosure, carbon pricing or carbon taxes. In the event that such additional regulations are enacted and are more aggressive than the climate risk mitigation measures that we are currently undertaking to monitor our emissions and improve our energy efficiency, we may experience significant increases in our costs of operation and delivery. In particular, increasing regulation of fuel emissions could substantially increase the distribution and supply chain costs associated with our products. As a result, climate change could negatively affect our business and operations.

While we continue to take important steps to strive toward mitigation of climate risk and impact on climate change, transitioning our business to adapt to and comply with evolving policy, legal, and regulatory changes may impose substantial operational and compliance burdens. As a result, climate change could negatively affect our business and operations. Collecting, measuring and analyzing information relating to such matters can be costly, time-consuming, dependent on third-party cooperation and unreliable. Furthermore, methodologies for measuring, tracking and reporting on such matters continue to change over time, which requires our processes and controls for such data to evolve as well. Additionally, we may face increased pressure from customers, consumers, investors, activists and other stakeholders to modify our products or operations away from ingredients or activities that are considered to have a higher impact on climate change. Such changes to methodologies or lack of progress (whether actual or perceived) could adversely affect our business, operations, and reputation, and increase risk of litigation.

From time to time, we establish strategies and expectations related to climate change and other environmental matters. Our ability to achieve any such strategies or expectations is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include, but are not limited to, evolving regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs and the availability of requisite financing, market trends that may alter business opportunities, the conduct of third-party manufacturers and suppliers, constraint or disruptions to our supply chain, and changes in carbon markets or carbon taxes. We may be required to expend significant resources to achieve these strategies and expectations, which could significantly increase our operational costs. There can be no assurance of the extent to which any of our strategies or expectations will be achieved, or that any future investments we make in furtherance of achieving these strategies or expectations will meet customer or investor expectations. Failures or delays (whether actual or perceived) in achieving our strategies or expectations related to climate change and other environmental matters could adversely affect our business, operations, and reputation, and increase risk of litigation.

Cybersecurity and Information Technology Risks

Our business operations could be disrupted if our information technology systems fail to perform adequately.

We rely on information technology networks and systems, including the Internet, to process, transmit, and store information, to manage and support a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. Our information technology systems, some of which are dependent on services provided by third parties, may be vulnerable to damage, interruption, or shutdown due to any number of causes outside of our control such as catastrophic events, natural disasters, fires, power outages, systems failures, telecommunications failures, employee error or malfeasance, security breaches, computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, hacking, and other cyberattacks. Additionally, the increase in hybrid working where employees, including third-party employees, access technology infrastructure remotely may create additional information technology and data security risks. While we have experienced threats to our data and systems, to date, we are not aware that we have experienced a breach that had a material impact on our operations or business. Cyberattacks are occurring more frequently, are constantly evolving in nature and are becoming more sophisticated. Additionally, continued geopolitical turmoil, including the Russia-Ukraine military conflict, has heightened the risk of cyberattacks. While we attempt to continuously monitor and mitigate against cyber risks, including through leveraging multi-sourced threat intelligence, investing in new technologies, and developing third-party cybersecurity risk management capability in support of strategic suppliers, we may incur significant costs in protecting against or remediating cyberattacks or other cyber incidents.

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

While we maintain a cyber insurance policy that provides coverage for security incidents, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on financially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. There is no assurance that the measures we have taken to protect our information systems will prevent or limit the impact of a future cyber incident.

Additionally, we regularly move data across national borders to conduct our operations and, consequently, are subject to a variety of laws and regulations in the United States and other jurisdictions regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data, including the European Union General Data Protection Regulation and the California Privacy Rights Act. Our efforts to comply with privacy and data protection laws may impose significant costs and challenges that are likely to increase over time.

Employee Risks

We rely on our management team and other key personnel.

We depend on the skills, working relationships, and continued services of key personnel, including our experienced management team. In addition, our ability to achieve our operating goals depends on our ability to identify, attract, hire, train, retain, and develop qualified individuals in the locations we need. If key employees terminate their employment, our business activities may be adversely affected by shortages of personnel with the skills, knowledge and talent that we need to effectively run and grow our business. Our business activities may also be adversely affected if we are unable to locate suitable replacements for any key employees who leave or to offer employment to potential replacements on reasonable terms.

We offer robust training and development programs to help our employees develop the skills they need.  Increased employee turnover results in significant time and expense relating to identifying, recruiting, hiring, relocating and integrating qualified individuals. High employee turnover of key personnel may deplete our institutional knowledge base and erode our competitiveness.

We compete with other companies both within and outside of our industry for talented personnel. We continue to experience increased competition for talent and at times, in recent years, have experienced periods of increased employee turnover.  If we do not successfully compete for the best talent, our business activities may be adversely affected.

A number of factors may adversely affect the labor force available to us at our multiple locations or increase labor costs, including high employment levels, population migration, federal unemployment subsidies, immigration laws, and other government regulations, unemployment programs, and volatility in general macroeconomic factors impacting the labor market. Although we have not experienced any material labor shortage to date, over the past few years, we have experienced a tighter and increasingly competitive labor market. A sustained labor shortage or increased turnover rates within our employee base (or within the employee base of key suppliers or third-party manufacturers), could negatively affect our supply chain or our ability to efficiently operate our manufacturing and distribution facilities and overall business.

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

As of May 28, 2023, we had goodwill of $11.18 billion and other intangibles of $3.21 billion. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of other intangibles represents the fair value of trademarks, customer relationships, and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as the inability to quickly replace lost co-manufacturing business, increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry earnings before interest, taxes, depreciation and amortization ("EBITDA") multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.), or the bankruptcy of a significant customer. Any impairment to goodwill or other intangible assets could negatively impact our net worth.

Strategic Transactions Risks

If we are unable to successfully identify, complete or realize the benefits from strategic acquisitions, divestitures, joint ventures or investment, our financial results could be materially and adversely affected.

From time to time, we evaluate acquisition candidates that may strategically fit our business objectives. If we are unable to complete acquisitions or successfully integrate and develop acquired businesses, our financial results could be materially and adversely affected.

Similarly, we may consider divesting businesses that do not meet our strategic objectives or do not meet our growth or profitability targets. We may not be able to complete desired divestitures on terms favorable to us. If we do complete such desired divestitures, gains or losses on the sales of, or lost operating income from, those businesses may affect our profitability and margins.

Moreover, in connection with contemplated or completed acquisitions or divestitures, we may incur related asset impairment charges that reduce our profitability.  For example, in connection with our acquisition of Pinnacle Foods Inc. ("Pinnacle"), we incurred material charges over a multi-year period for exit and disposal activities under accounting principles generally accepted in the U.S., recognizing charges of $2.4 million, $19.6 million, and $31.7 million in fiscal 2023, 2022, and 2021, respectively.

Our acquisition, joint venture and investment activities may present financial, managerial, and operational risks.

Our acquisition, joint venture and investment activities may present certain risks, including diversion of management attention from existing businesses, difficulties integrating personnel and financial and other systems, effective and immediate implementation of control environment processes across our employee population, adverse effects on existing business relationships with suppliers and customers, inaccurate estimates of fair value made in the accounting for acquisitions and amortization of acquired intangible assets which would reduce future reported earnings, potential loss of customers or key employees, and indemnities and potential disputes with sellers, joint venture partners and investment targets. Any of these factors could affect our sales, financial condition, results of operations and cash flows.

Similarly, our divestiture activities may present financial, managerial, and operational risks such as diversion of management attention from existing businesses.  Additionally, divestitures may present difficulties separating personnel and financial and other systems, possible need for providing transition services to buyers, adverse effects on existing business relationships with suppliers and customers and indemnities and potential disputes with the buyers and others. Any of these factors could adversely affect our product sales, financial condition, and results of operations.  For example, in connection with the spinoff of Lamb Weston Holdings, Inc. ("Lamb Weston"), we entered into various transition and risk allocation agreements that may give rise to disputes or be challenged by third parties seeking to hold us responsible for liabilities relating to Lamb Weston.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters are located in Chicago, Illinois. Other general offices, shared service centers, and product development facilities are located in Nebraska and the District of Columbia. We also lease a limited number of domestic sales offices. International general offices are located in Canada, Mexico, Panama, and the Philippines.

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

As of July 13, 2023, we had 38 domestic manufacturing facilities located in Arkansas, California, Colorado, Illinois, Indiana, Iowa, Kentucky, Maryland, Michigan, Minnesota, Missouri, Nebraska, Nevada, Ohio, Pennsylvania, Tennessee, Washington, and Wisconsin. We also have international manufacturing facilities in Canada and Mexico, and interests in the ownership of international manufacturing facilities in India, Bangladesh, Sri Lanka, and Mexico.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange, where it trades under the ticker symbol: CAG. At June 25, 2023, there were approximately 12,949 stockholders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No shares of common stock were purchased during the fourth quarter of fiscal 2023.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a summary of significant factors relevant to our financial performance and condition. The discussion and analysis should be read together with our consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data. Results for the fiscal year ended May 28, 2023 are not necessarily indicative of results that may be attained in the future.

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

Readers of this report should understand that these forward-looking statements are not guarantees of performance or results. Forward-looking statements provide our current expectations and beliefs concerning future events and are subject to risks, uncertainties, and factors relating to our business and operations, all of which are difficult to predict and could cause our actual results to differ materially from the expectations expressed in or implied by such forward-looking statements. These risks, uncertainties, and factors include, among other things: risks associated with general economic and industry conditions, including inflation, rising interest rates, decreased availability of capital, volatility in financial markets, declining consumer spending rates, recessions, decreased energy availability, increased energy costs (including fuel surcharges), supply chain challenges, labor shortages, and geopolitical conflicts (including the ongoing conflict between Russia and Ukraine); negative impacts caused by public health crises; risks related to our ability to deleverage on currently anticipated timelines, and to continue to access capital on acceptable terms or at all; risks related to the Company's competitive environment, cost structure, and related market conditions; risks related to our ability to execute operating and value creation plans and achieve returns on our investments and targeted operating efficiencies from cost-saving initiatives, and to benefit from trade optimization programs; risks related to the availability and prices of commodities and other supply chain resources, including raw materials, packaging, energy, and transportation, including any negative effects caused by changes in levels of inflation and interest rates, weather conditions, health pandemics or outbreaks of disease, actual or threatened hostilities or war, or other geopolitical uncertainty; risks related to the effectiveness of our hedging activities and ability to respond to volatility in commodities;   disruptions or inefficiencies in our supply chain and/or operations; risks related to the ultimate impact of, including reputational harm caused by, any product recalls and product liability or labeling litigation, including litigation related to lead-based paint and pigment and cooking spray;  risks related to our ability to respond to changing consumer preferences and the success of our innovation and marketing investments; risks associated with actions by our customers, including changes in distribution and purchasing terms; risks related to the seasonality of our business; risks associated with our co-manufacturing arrangements and other third-party service provider dependencies; risks associated with actions of governments and regulatory bodies that affect our businesses, including the ultimate impact of new or revised regulations or interpretations including to address climate change or implement changes to taxes and tariffs; risks related to the Company's ability to execute on its strategies or achieve expectations related to environmental, social, and governance matters, including as a result of evolving legal, regulatory, and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon pricing or carbon taxes; risks related to a material failure in or breach of our or our vendors' information technology systems and other cybersecurity incidents; risks related to our ability to identify, attract, hire, train, retain and develop qualified personnel; risk of increased pension, labor or people-related expenses; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges; risk relating to our ability to protect our intellectual property rights; risks relating to acquisition, divestiture, joint venture or investment activities; the amount and timing of future dividends, which remain subject to Board approval and depend on market and other conditions; and other risks described in our reports filed from time to time with the Securities and Exchange Commission (the "SEC"). We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility to update these statements, except as required by law.

The discussion that follows should be read together with the consolidated financial statements and related notes contained in this report. Results for fiscal 2023 are not necessarily indicative of results that may be attained in the future.

EXECUTIVE OVERVIEW

Conagra Brands, headquartered in Chicago, is one of North America's leading branded food companies. Guided by an entrepreneurial spirit, the Company combines a rich heritage of making great food with a sharpened focus on innovation. The Company's portfolio is evolving to satisfy people's changing food preferences. Its iconic brands such as Birds Eye®, Marie Callender's®, Duncan Hines®, Healthy Choice®, Slim Jim®, and Reddi-wip®, as well as emerging brands, including Angie's® BOOMCHICKAPOP®, Duke's®, Earth Balance®, Gardein®, and Frontera®, offer choices for every occasion.

Fiscal 2023 Results

Fiscal 2023 performance compared to fiscal 2022 reflected an increase in net sales, with organic (excludes the impacts of foreign exchange) increases in all of our operating segments. Overall gross profit increased primarily as a result of higher net sales, productivity, and lower transportation costs, which were partially offset by input cost inflation, unfavorable operating leverage, and elevated supply chain operating costs. Excluding items impacting comparability, overall segment operating profit increased in all of our operating segments. Corporate expenses were higher primarily due to items impacting comparability, as discussed below, in addition to higher share-based payment expense. Selling, general and administrative ("SG&A") expenses were also higher due to items impacting comparability, in addition to higher advertising and promotional expenses. We recognized higher equity method investment earnings, higher interest expense, and lower income tax expense, in each case compared to fiscal 2022. Excluding items impacting comparability, our effective tax rate was slightly higher compared to fiscal 2022.

Diluted earnings per share were $1.42 and $1.84 in fiscal 2023 and 2022, respectively. Diluted earnings per share were affected by lower net income as well as several significant items affecting the comparability of year-over-year results (see "Items Impacting Comparability" below).

Trends Impacting our Business

During fiscal 2022 and continuing into fiscal 2023, our industry has been impacted by supply chain disruptions, commodity cost fluctuations, labor market issues, input cost inflation, and other global macroeconomic challenges. While we continued to experience significant input cost inflation throughout fiscal 2023, our pricing actions and supply chain productivity assisted in a 198-basis point recovery to gross margin. While we are seeing some moderation in input cost inflation, we do expect inflationary pressures to persist into fiscal 2024. However, we anticipate continued supply chain productivity and previously implemented pricing actions to mitigate some of the inflationary pressures. We will continue to evaluate the evolving macroeconomic environment to take action to mitigate the impact on our business, consolidated results of operations, and financial condition.

Items Impacting Comparability

Items of note impacting comparability of results for fiscal 2023 included the following:

•	charges totaling $730.9 million ($592.2 million after-tax and net of noncontrolling interest) related to the impairments of goodwill and certain brand intangible assets,

•

an income tax benefit of $28.1 million associated with concluding that certain tax elections made by a subsidiary had a confidence level of more-likely-than-not, which allowed us to release a valuation allowance,

•	charges totaling $26.7 million ($20.1 million after-tax) related to the impairment of businesses held for sale,

•	charges of $13.4 million ($10.1 million after-tax) associated with fires occurring at one of our manufacturing facilities,

•	charges totaling $13.1 million ($9.9 million after-tax) in connection with our restructuring plans,

•	charges of $8.4 million ($6.7 million after-tax) related to transaction costs associated with a planned divestiture that was not ultimately consummated,

•	charges totaling $4.4 million ($3.3 million after-tax) related to a third-party vendor’s cybersecurity incident, and

•	charges totaling $3.8 million ($2.8 million after-tax) related to a legacy legal matter.

Items of note impacting comparability of results for fiscal 2022 included the following:

•	charges totaling $209.0 million ($159.0 million after-tax and net of noncontrolling interest) related to the impairment of certain brand intangible assets,

•	charges totaling $70.1 million ($60.4 million after-tax) related to the impairment of businesses previously held for sale,

•	charges totaling $49.0 million ($36.9 million after-tax) in connection with our restructuring plans,

•	tax expense of $25.0 million related to certain tax elections made in connection with filing our fiscal 2021 tax return, for which any associated tax benefits are still under review with the U.S. Internal Revenue Service ("IRS"),

•	an income tax benefit of $16.1 million related to the settlement of certain tax matters that were previously reserved and a release of valuation allowance on certain foreign tax credit carryforwards,

•	a gain of $19.6 million ($14.8 million after-tax) related to two favorable legal settlements,

•	charges of $11.3 million ($8.5 million after-tax) associated with fires occurring at two of our manufacturing facilities,

•	a gain of $6.5 million ($5.0 million after-tax) related to a settlement of a legacy environmental matter, and

•	a gain of $3.3 million ($2.8 million after-tax) related to proceeds received from the sale of a legacy investment.

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

Presentation of Derivative Gains (Losses) from Economic Hedges of Forecasted Cash Flows in Segment Results

Derivatives used to manage commodity price risk and foreign currency risk are not designated for hedge accounting treatment. We believe these derivatives provide economic hedges of certain forecasted transactions. As such, these derivatives are generally recognized at fair market value with realized and unrealized gains and losses recognized in general corporate expenses. The gains and losses are subsequently recognized in the operating results of the reporting segments in the period in which the underlying transaction being economically hedged is included in earnings. In the event that management determines a particular derivative entered into as an economic hedge of a forecasted commodity purchase has ceased to function as an economic hedge, we cease recognizing further gains and losses on such derivatives in corporate expense and begin recognizing such gains and losses within segment operating results, immediately. See Note 19, "Business Segments and Related Information", to the Consolidated Financial Statements contained in this report for further discussion.

Presentation of Information

Below is a detailed discussion and comparison of our results of operations for the fiscal years ended May 28, 2023 and May 29, 2022. For a discussion of changes from the fiscal year ended May 30, 2021 to the fiscal year ended May 29, 2022, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended May 29, 2022 (filed July 21, 2022).

Fiscal 2023 compared to Fiscal 2022

Net Sales

($ in millions)	Fiscal 2023	Fiscal 2022	% Inc
Reporting Segment	Net Sales	Net Sales	(Dec)
Grocery & Snacks	$4,981.9	$4,697.4	6%
Refrigerated & Frozen	5,156.2	4,859.3	6%
International	1,002.5	970.8	3%
Foodservice	1,136.4	1,008.4	13%
Total	$12,277.0	$11,535.9	6%

Net sales for fiscal 2023 in our Grocery & Snacks segment included an increase in price/mix of 15% compared to fiscal 2022 due to favorability in inflation-driven pricing. Volumes decreased by 9% compared to fiscal 2022. This result was primarily due to the elasticity impact from inflation-driven pricing actions and shortages from supply chain disruptions. In fiscal 2023, we had a product recall primarily related to our Armour Star® brand, which resulted in a $7.8 million reduction to net sales for customer returns and fees in addition to estimated lost sales of approximately $40 million.

Net sales for fiscal 2023 in our Refrigerated & Frozen segment included an increase in price/mix of 13% compared to fiscal 2022 due to favorability in inflation-driven pricing. Volumes decreased by 7% compared to fiscal 2022 primarily due to the elasticity impact from inflation-driven pricing actions and shortages from supply chain disruptions.

Net sales for fiscal 2023 in our International segment reflected a 13% increase in price/mix, an 8% decrease in volumes, and a 2% decrease due to unfavorable foreign exchange rates, in each case compared to fiscal 2022. The increase in price/mix was primarily due to favorability in inflation-driven pricing. The decrease in volumes was driven by the elasticity impact from inflation-driven pricing actions.

Net sales for fiscal 2023 in our Foodservice segment included an increase in price/mix of 16% compared to fiscal 2022, reflecting inflation-driven pricing. Volumes decreased by 3% compared to fiscal 2022. The decrease in volumes was driven by the elasticity impact from inflation-driven pricing actions.

SG&A Expenses (Includes general corporate expenses)

SG&A expenses totaled $2.19 billion for fiscal 2023, an increase of $696.7 million compared to fiscal 2022. SG&A expenses for fiscal 2023 reflected the following:

Items impacting comparability of earnings

•	charges totaling $730.9 million related to the impairments of goodwill and certain brand intangible assets,

•	charges totaling $26.7 million related to the impairment of businesses previously held for sale,

•	net charges of $11.7 million in connection with our restructuring plans,

•	charges of $8.4 million related to transaction costs associated with a planned divestiture that was not ultimately consummated,

•	charges of $3.8 million related to a legacy legal matter, and

•	a net gain of $2.6 million associated with fires occurring at one of our manufacturing facilities.

Other changes in expenses compared to fiscal 2022

•

an increase in share-based payment expense of $53.3 million primarily due to an increase to the estimated level of achievement of certain performance targets, more significant award vesting in the current period, and volatility between periods in our share price,

•

an increase in advertising and promotion expense of $45.5 million driven by an increased investment in modern marketing, including social and digital platforms, and lapping strategic reductions in fiscal 2022,

•	an increase in consulting and professional fees of $35.2 million, in part due to information technology implementation services,

•	an increase in salary, wage, and fringe benefit expense of $18.8 million,

•	an increase in short-term incentive expense of $9.8 million,

•	an increase in travel and entertainment expense of $9.4 million,

•	an increase in fixed asset impairments of $6.8 million,

•	an increase in information technology-related expenses of $6.0 million,

•	an increase in charitable donations of $5.8 million,

•	a decrease in depreciation expense of $5.1 million,

•	an increase in deferred compensation expense of $4.0 million due to market fluctuations between periods, and

•	a charge of $3.9 million related to the reduction in fair value of a convertible note receivable.

SG&A expenses for fiscal 2022 included the following items impacting the comparability of earnings:

•	charges totaling $209.0 million related to the impairment of certain brand intangible assets,

•	charges totaling $70.1 million related to the impairment of businesses previously held for sale,

•	net charges of $27.2 million in connection with our restructuring plans,

•	a gain of $19.6 million related to two favorable legal settlements,

•	a gain of $6.5 million related to a settlement of a legacy environmental matter,

•	a gain of $3.3 million related to the sale of a legacy investment,

•	charges of $2.8 million associated with consulting fees for certain tax matters,

•	charges of $2.4 million associated with costs incurred for planned divestitures, and

•	charges of $2.2 million associated with fires occurring at two of our manufacturing facilities.

Segment Operating Profit (Earnings before general corporate expenses, pension and postretirement non-service income, interest expense, net, income taxes, and equity method investment earnings)

($ in millions)	Fiscal 2023	Fiscal 2022	% Inc
Reporting Segment	Operating Profit	Operating Profit	(Dec)
Grocery & Snacks	$1,002.8	$859.5	17%
Refrigerated & Frozen	255.0	561.1	(55)%
International	121.4	106.7	14%
Foodservice	85.0	60.3	41%

Operating profit in our Grocery & Snacks segment for fiscal 2023 reflected an increase in gross profits of $154.2 million compared to fiscal 2022. The higher gross profit was driven by the net sales growth discussed above, productivity, and lower transportation costs, partially offset by the impacts of input cost inflation, unfavorable fixed cost leverage, higher inventory reserves, and continued elevated supply chain operating costs. The increase in gross profits was partially offset by higher SG&A expenses, including an increase of $17.3 in advertising and promotion expenses. Operating profit of the Grocery & Snacks segment included certain brand intangible impairment charges of $78.9 million and $90.7 million in fiscal 2023 and 2022, respectively. Fiscal 2023 and 2022 included charges of $0.6 million and $9.4 million, respectively, related to our restructuring plans. Fiscal 2023 included expenses of $3.5 million related to a municipal water break that impacted one of our production facilities. Fiscal 2022 included charges of $26.3 million related to the impairment of businesses previously held for sale. Operating profit for fiscal 2023 in our Grocery & Snacks segment was impacted by $7.8 million in charges related to our product recall, discussed above, in addition to estimated lost profits of approximately $14 million.

Operating profit in our Refrigerated & Frozen segment for fiscal 2023 reflected an increase in gross profits of $257.8 million compared to fiscal 2022. The increase was driven by the net sales growth discussed above, productivity, and lower transportation costs, partially offset by the impacts of input cost inflation, unfavorable fixed cost leverage, and continued elevated supply chain operating costs. The increase in gross profits was partially offset by higher SG&A expenses, including an increase of $26.8 million in advertising and promotion expenses. Operating profit of the Refrigerated & Frozen segment was impacted by charges of $252.6 million and $103.9 million related to the impairment of certain brand intangible assets as part of our annual impairment testing during fiscal 2023 and 2022, respectively. Fiscal 2023 also included charges of $385.7 million related to the goodwill and Birds Eye® brand impairments in connection with certain reporting unit changes within our Refrigerated & Frozen segment. Fiscal 2023 and 2022 included $5.1 million and $14.5 million, respectively, of charges related to our restructuring plans and $15.3 million and $2.8 million, respectively, in charges associated with fires occurring at certain of our manufacturing facilities. Operating profit in fiscal 2023 was also impacted by $4.2 million of incremental transportation costs and inventory write-offs as a result of supply chain disruptions caused by a third-party vendor’s system shutdown in connection with the third party experiencing a cybersecurity incident. Operating profit in fiscal 2022 included $28.9 million of charges related to the impairment of businesses previously held for sale.

Operating profit in our International segment for fiscal 2023 reflected an increase in gross profits of $21.4 compared to fiscal 2022, reflecting the net sales growth discussed above and productivity, partially offset by the impacts of input cost inflation, unfavorable fixed cost leverage, and elevated supply chain operating costs. Operating profit of the International segment was impacted by charges of $13.7 million and $14.4 million related to the impairment of certain brand intangible assets during fiscal 2023 and 2022, respectively.

Operating profit in our Foodservice segment for fiscal 2023 reflected an increase in gross profits of $34.1 million compared to fiscal 2022. The increase in gross profit was driven by the net sales growth discussed above and productivity, partially offset by the impacts of input cost inflation, unfavorable fixed cost leverage, and elevated supply chain operating costs. Operating profit in fiscal 2023 and 2022 included expense of $20.5 million and $14.9 million, respectively, related to the impairment of businesses previously held for sale. In addition, fiscal 2023 and 2022 were impacted by a net benefit of $1.9 million and charges of $7.6 million, respectively, associated with fires occurring at certain of our manufacturing facilities and related insurance recoveries.

Pension and Postretirement Non-service Income

In fiscal 2023, pension and postretirement non-service income was $24.2 million, a decrease of $43.1 million compared to fiscal 2022. Fiscal 2023 reflected higher interest costs.

Interest Expense, Net

In fiscal 2023, net interest expense was $409.6 million, an increase of $29.7 million, or 7.8%, from fiscal 2022. The increase was driven by a higher weighted average interest rate on outstanding debt. See Note 3, "Long-Term Debt", to the Consolidated Financial Statements contained in this report for further discussion.

Income Taxes

Our income tax expense was $218.7 million and $290.5 million in fiscal 2023 and 2022, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was approximately 24% and 25% for fiscal 2023 and 2022, respectively. See Note 13, "Pre-Tax Income and Income Taxes", to the Consolidated Financial Statements contained in this report for a discussion on the change in effective tax rates.

We expect our effective tax rate in fiscal 2024, exclusive of any unusual transactions or tax events, to be approximately 24%.

Equity Method Investment Earnings

We include our share of the earnings of certain affiliates based on our economic ownership interest in the affiliates. Our most significant affiliate is the Ardent Mills joint venture. Our share of earnings from our equity method investment earnings were $212.0 million and $145.3 million for fiscal 2023 and 2022, respectively. Ardent Mills earnings for fiscal 2023 reflected favorable market conditions, including the joint venture’s continued effective management through the recent volatility in the wheat markets.

Earnings Per Share

Diluted earnings per share in fiscal 2023 and 2022 were $1.42 and $1.84, respectively. The decrease in diluted earnings per share reflected lower net income. See "Items Impacting Comparability" above as several significant items affected the comparability of year-over-year results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Capital

The primary objective of our financing strategy is to maintain a prudent capital structure that provides us flexibility to pursue our growth objectives. We use a combination of equity and short- and long-term debt. We use short-term debt principally to finance ongoing operations, including our seasonal requirements for working capital (accounts receivable, prepaid expenses and other current assets, and inventories, less accounts payable, accrued payroll, and other accrued liabilities). We strive to maintain solid investment grade credit ratings.

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

Borrowing Facilities and Long-Term Debt

At May 28, 2023, we had a revolving credit facility (the "Revolving Credit Facility") with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $2.0 billion (subject to increase to a maximum aggregate principal amount of $2.5 billion with the consent of the lenders). The Revolving Credit Facility matures on August 26, 2027 and is unsecured. The Company may request the term of the Revolving Credit Facility be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. We have historically used a credit facility principally as a back-up for our commercial paper program. As of May 28, 2023, there were no outstanding borrowings under the Revolving Credit Facility.

We had $576.0 million outstanding under our commercial paper program as of May 28, 2023, and $180.0 million outstanding as of May 29, 2022. The highest level of borrowings during fiscal 2023 was $718.0 million.

We repaid the remaining outstanding $437.0 million aggregate principal amount of our 3.20% senior notes on their maturity date of January 25, 2023. The repayment was primarily funded by the issuance of commercial paper. We have $500.0 million aggregate principal amount of 0.500% senior notes maturing on August 11, 2023 that we expect to repay with long-term debt and/or cash on hand.

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

Additional information about our long-term debt balances as of May 28, 2023 can be found in Note 3, "Long-Term Debt", to the Consolidated Financial Statements contained in this report. The weighted-average coupon interest rate of the long-term debt obligations outstanding as of May 28, 2023, was approximately 4.6%.

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

As of the end of fiscal 2023, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the Revolving Credit Facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult, or impossible.

Our most restrictive debt agreement (the Revolving Credit Facility) generally requires our ratio of EBITDA to interest expense not be less than 3.0 to 1.0 and our ratio of funded debt to EBITDA not to exceed 4.5 to 1.0. Each ratio is to be calculated on a rolling four-quarter basis. As of May 28, 2023, we were in compliance with all financial covenants.

Equity and Dividends

We repurchase shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board. Under our current share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. During fiscal 2023, we repurchased 4.2 million shares of our common stock under this authorization for an aggregate of $150.0 million. The Company’s total remaining share repurchase authorization as of May 28, 2023, was $916.6 million.

On April 12, 2023, we announced that our Board had authorized a quarterly dividend payment of $0.33 per share, which was paid on June 1, 2023, to stockholders of record as of the close of business on April 28, 2023. Subsequent to our fiscal year end, on July 12, 2023, our Board declared a quarterly dividend of $0.35 per share to be paid on August 31, 2023 to stockholders of record as of the close of business on July 31, 2023, which represents a 6% increase to our annualized dividend rate.

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

A summary of our operating and finance lease obligations as of May 28, 2023 can be found in Note 14, "Leases", to the Consolidated Financial Statements contained in this report.

The liability for gross unrecognized tax benefits related to uncertain tax positions was $23.7 million as of May 28, 2023. See Note 13, "Pre-Tax Income and Income Taxes", to the Consolidated Financial Statements contained in this report for information related to income taxes.

As of May 28, 2023, we had an aggregate funded pension asset of $148.3 million and an aggregate unfunded postretirement benefit obligation totaling $49.7 million. We expect to make payments totaling approximately $12.1 million and $7.2 million in fiscal 2024 to fund our pension and postretirement plans, respectively. See Note 17, "Pension and Postretirement Benefits", to the Consolidated Financial Statements and "Critical Accounting Estimates – Employee-Related Benefits" contained in this report for further discussion of our pension obligation and factors that could affect estimates of these obligations.

As of May 28, 2023, our unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts) totaled approximately $2.58 billion. Approximately $1.72 billion of this balance is due in fiscal 2024. Included in this amount are open purchase orders and other supply agreements totaling approximately $1.45 billion, which are generally settleable in the ordinary course of business in less than one year. Warehousing service agreements totaling approximately $629 million make up a majority of our remaining unconditional purchase obligations with various terms of up to 10 years.

We expect to have sufficient cash flows from the above cited sources to meet the material cash requirements of these contractual obligations as they become settleable in the ordinary course of business.

Capital Expenditures

We continue to make investments in our business and operating facilities. Our preliminary estimate of capital expenditures for fiscal 2024 is approximately $500 million.

Supplier Arrangements

Certain suppliers have access to third-party services that allow them to view our scheduled payments online. These third-party services also allow suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. Balances remain as obligations to our suppliers as stated in our supplier agreements and are either reflected in accounts payable or in notes payable within our Consolidated Balance Sheets depending on the nature of the arrangement. The associated payments are included in net cash flows from operating activities for those balances reflected in accounts payable, whereas the proceeds and payments associated with short-term borrowings are reflected as financing activities within our Consolidated Statements of Cash Flows. As of May 28, 2023 and May 29, 2022, $355.1 million and $378.3 million, respectively, of our total accounts payable was payable to suppliers who utilize these third-party services. As of May 28, 2023, we also had approximately $62.5 million of short-term borrowings related to these arrangements.

The program commenced at about the same time that we began an initiative to negotiate extended payment terms with our suppliers. A number of factors may impact our future payment terms, including our relative creditworthiness, overall market liquidity, and changes in interest rates and other general economic conditions.

Cash Flows

In fiscal 2023, we generated $10.6 million of cash, which was the net result of $995.4 million generated from operating activities, $354.9 million used in investing activities, $631.6 million used in financing activities, and an increase of $1.7 million due to the effects of changes in foreign currency exchange rates.

Cash generated from operating activities totaled $995.4 million in fiscal 2023, as compared to $1.18 billion generated in fiscal 2022. While we had higher gross profits in fiscal 2023, the decrease in operating cash flows for fiscal 2023 compared to fiscal 2022 was primarily driven by changes in working capital, which were negatively impacted by the timing of payments of accounts payable, higher inventory balances, due in part to input cost inflation, and increased tax and interest payments.

Cash used in investing activities totaled $354.9 million in fiscal 2023 compared to $434.9 million in fiscal 2022. Net cash outflows from investing activities in fiscal 2023 and 2022 consisted primarily of capital expenditures totaling $362.2 million and $464.4 million, respectively.

Cash used in financing activities totaled $631.6 million in fiscal 2023 compared to $738.0 million in fiscal 2022. Financing activities in fiscal 2023 principally reflected repayments of long-term debt of $712.4 million, the issuance of long-term debt totaling $500.0 million, net short-term borrowing issuances of $351.4 million, cash dividends paid of $623.8 million, and common stock repurchases of $150.0 million. Financing activities in fiscal 2022 reflected net proceeds of $499.1 million from the issuance of $500.0 million aggregate principal amount of long-term debt, net short-term borrowing repayments of $523.1 million, cash dividends paid of $581.8 million, and common stock repurchases of $50.0 million.

Cash Held by International Subsidiaries

The Company had cash and cash equivalents of $93.9 million at May 28, 2023, and $83.3 million at May 29, 2022, of which $85.5 million at May 28, 2023, and $74.7 million at May 29, 2022, was held in foreign countries. A deferred tax liability is provided for certain undistributed foreign earnings in fiscal 2023 that are not considered to be indefinitely reinvested or cannot be remitted in a tax-neutral transaction. Other undistributed foreign earnings are invested indefinitely and therefore we have not provided deferred taxes on those earnings.

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

We have recognized trade promotion liabilities of $125.7 million as of May 28, 2023. Changes in the assumptions used in estimating the cost of any individual customer marketing program would not result in a material change in our results of operations or cash flows.

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

We have recognized a pension liability of $101.6 million and $114.9 million as of the end of fiscal 2023 and 2022, respectively. We also have recognized a pension asset of $249.9 million and $277.0 million as of the end of fiscal 2023 and 2022, respectively, as certain individual plans of the Company had a positive funded status.

We recognize cumulative changes in the fair value of pension plan assets and net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plan's projected benefit obligation ("the corridor") in current period expense annually as of our measurement date, which is our fiscal year-end, or when measurement is required otherwise under accounting principles generally accepted in the United States of America ("U.S. GAAP").

We recognized a pension benefit from Company plans of $13.9 million, $54.4 million, and $38.3 million in fiscal 2023, 2022, and 2021, respectively. Such amounts reflect the year-end write-off of actuarial losses (gains) in excess of 10% of our pension liability of $0.1 million, $(2.9) million, and $0.8 million in fiscal 2023, 2022, and 2021, respectively. This also reflected expected returns on plan assets of $145.9 million, $145.4 million, and $140.0 million in fiscal 2023, 2022, and 2021, respectively. We contributed $12.5 million, $11.5 million, and $27.6 million to our pension plans in fiscal 2023, 2022, and 2021, respectively. We anticipate contributing approximately $12.1 million to our pension plans in fiscal 2024.

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

Based on this information, the weighted-average discount rate selected by us for determination of the interest cost component of our pension expense was 4.09% for fiscal 2023, 2.29% for fiscal 2022, and 2.30% for fiscal 2021. The weighted-average discount rate selected by us for determination of the service cost component of our pension expense was 4.74% for fiscal 2023, 3.50% for fiscal 2022, and 3.35% for fiscal 2021. We selected a weighted-average discount rate of 5.64% and 5.44% for determination of service and interest expense, respectively, for fiscal 2024. A 25-basis point increase in our discount rate assumption as of the end of fiscal 2023 would increase our annual pension expense for our pension plans in fiscal 2023 by $2.6 million. A 25-basis point decrease in our discount rate assumption as of the end of fiscal 2023 would decrease our annual pension expense for our pension plans in fiscal 2023 by $2.8 million. For our year-end pension obligation determination, we selected discount rates of 5.50% and 4.48% for fiscal years 2023 and 2022, respectively.

Another significant assumption used to account for our pension plans is the expected long-term rate of return on plan assets. In developing the assumed long-term rate of return on plan assets for determining pension expense, we consider long-term historical returns (arithmetic average) of the plan's investments, the asset allocation among types of investments, estimated long-term returns by investment type from external sources, and the current economic environment. Based on this information, we selected 4.56% for the weighted-average expected long-term rate of return on plan assets for determining our fiscal 2023 pension expense. A 25-basis point increase/decrease in our weighted-average expected long-term rate of return assumption as of the beginning of fiscal 2023 would decrease/increase annual pension expense for our pension plans by $8.0 million. A 25-basis point increase/decrease in our expected long-term rate of return assumption as of the beginning of fiscal 2024 would decrease/increase annual pension expense for our pension plans by $7.1 million. We selected a weighted-average expected rate of return on plan assets of 5.01% to be used to determine our pension expense for fiscal 2024.

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

We reduce the carrying amounts of indefinite-lived intangible assets, and goodwill to their fair values when the fair value of such assets is determined to be less than their carrying amounts (i.e., assets are deemed to be impaired). Fair value is typically estimated using a discounted cash flow analysis, which requires us to estimate the future cash flows anticipated to be generated by the particular asset being tested for impairment as well as to select a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, we consider historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by management in such areas as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets and identifiable intangible assets. For further information on our indefinite-lived intangible assets and goodwill, see Note 1, “Summary of Significant Accounting Policies”, to the Consolidated Financial Statements contained in this report.

As of May 28, 2023, we have goodwill of $11.18 billion, indefinite-lived intangibles of $2.47 billion and definite-lived intangibles of $735.3 million. Historically, we have experienced impairments in brand intangibles and goodwill as a result of declining sales, reductions to our assumed royalty rates due to lower-than-expected profit margins, and other economic conditions such as increases to interest rates. In the first quarter of fiscal 2023, we recorded goodwill impairments of $141.7 million in our Sides, Components, Enhancers reporting unit. The carrying value of goodwill in our Sides, Components, Enhancers reporting unit was approximately $3.3 billion as of our fiscal 2023 annual impairment testing date and was the only reporting unit with 10% or less excess fair value over carrying value as of that date. For our Sides, Components, Enhancers reporting unit, we selected a discount rate of 7.75% and a long-term growth rate that approximated 1%.

In fiscal 2023, 2022, and 2021, we recorded total intangibles impairments of $589.2 million, $209.0 million, and $90.9 million, respectively, primarily related to brands acquired as part of the Pinnacle acquisition that were recorded at fair value in fiscal 2019. We continue to be more susceptible to impairment charges in the future if our long-term sales forecasts, royalty rates, and other assumptions change as a result of lower than expected performance or other economic conditions. We will monitor these assumptions as management continues to achieve gross margin improvement and long-term sales growth. Discount rates, long-term growth rates, and royalty rates used to estimate the fair value of our domestic retail brands with 10% or less excess fair value over carrying amount as of the fiscal 2023 annual impairment test were as follows:

		Discount Rate		Long-Term Growth Rate		Royalty Rate
	Carrying Amount (in billions)	Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
Brands (<10% cushion)	$1.6	8.25%	10.25%	0.0%	2.0%	1.0%	11.5%

Assumptions used in impairment testing are made at a point in time and require significant judgment; therefore, they are subject to change based upon the facts and circumstances present at each annual impairment test date. Additionally, these assumptions are generally interdependent and do not change in isolation. However, as it is reasonably possible that changes in assumptions could occur, as a sensitivity measure, we have presented the estimated effects of isolated changes in discount rates, long-term growth rates, and royalty rates on the fair value of our reporting unit and brands with 10% or less excess fair value over carrying amount. These estimated changes in fair value are not necessarily representative of the actual impairment that would be recorded in the event of a fair value decline.

If we had changed the assumptions used to estimate the fair value of our reporting unit and brands with 10% or less excess fair value over carrying amount as of the fiscal 2023 annual impairment test, these isolated changes, which are reasonably possible to occur, would have led to the following increase/(decrease) in the aggregate fair value of this reporting unit and certain brands (in millions):

	Discount Rate		Long-Term Growth Rate		Royalty Rate
	50-Basis-Point		25-Basis-Point		100-Basis-Point
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Reporting unit	$(240.3)	$280.6	$104.8	$(97.0)	N/A	N/A
Brands (<10% cushion)	(112.5)	130.7	46.9	(41.8)	370.6	(370.6)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2022, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2022-04, Supplier Finance Programs (Topic 405-50) - Disclosure of Supplier Finance Program Obligations, to add disclosure requirements related to supplier financing programs under Accounting Standards Codification 405, Liabilities. The guidance requires entities that maintain supplier financing programs to provide information in their financial statements about their use of supplier finance programs and their effect on the entity's working capital, liquidity, and cash flows. Specifically, the amendment requires entities to disclose the key terms of their programs, amounts outstanding, balance sheet presentation, and a roll-forward of amounts outstanding during the annual period. Only the amount outstanding at the end of the period is required to be disclosed in interim periods. The ASU will be effective beginning in the first quarter of fiscal 2024, except for the roll-forward requirement, which is effective in fiscal 2025. Early adoption is permitted. We are reviewing the provisions of this new pronouncement but do not expect this ASU to have a significant impact on our financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks affecting us during fiscal 2023 and 2022 were exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.

Commodity Market Risk

We purchase commodity inputs such as wheat, corn, vegetable oils, pork, dairy products, and energy to be used in our operations. These commodities are subject to price fluctuations that may create price risk. We enter into commodity hedges to manage this price risk using physical forward contracts or derivative instruments. We have policies governing the hedging instruments our businesses may use. These policies include limiting the dollar risk exposure for each of our businesses. We also monitor the amount of associated counter-party credit risk for all non-exchange-traded transactions.

Interest Rate Risk

We may use interest rate swaps to manage the effect of interest rate changes on the fair value of our existing debt as well as the forecasted interest payments for the anticipated issuance of debt.

As of May 28, 2023 and May 29, 2022, the fair value of our long-term debt (including current installments) was estimated at $8.31 billion and $8.85 billion, respectively, based on current market rates. As of May 28, 2023 and May 29, 2022, a 1% increase in interest rates would decrease the fair value of our fixed rate debt by approximately $392.8 million and $481.8 million, respectively, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $441.7 million and $543.4 million, respectively.

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

Effect of Hypothetical 10% Fluctuation

The potential gain or loss on the fair value of our outstanding commodity and foreign exchange contracts, assuming a hypothetical 10% fluctuation in commodity prices and foreign currency exchange rates, would have been (in millions):

	Fair Value Impact
In Millions	Average During the Fiscal Year Ended May 28, 2023	Average During the Fiscal Year Ended May 29, 2022
Energy commodities	$4.5	$0.9
Agriculture commodities	9.0	4.9
Foreign exchange	8.7	10.8

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Conagra Brands, Inc. and Subsidiaries

Consolidated Statements of Earnings

(in millions, except per share amounts)

	For the Fiscal Years Ended May
	2023	2022	2021
Net sales	$12,277.0	$11,535.9	$11,184.7
Costs and expenses:
Cost of goods sold	9,012.2	8,697.1	8,005.5
Selling, general and administrative expenses	2,189.5	1,492.8	1,403.0
Pension and postretirement non-service income	(24.2)	(67.3)	(54.5)
Interest expense, net	409.6	379.9	420.4
Income before income taxes and equity method investment earnings	689.9	1,033.4	1,410.3
Income tax expense	218.7	290.5	193.8
Equity method investment earnings	212.0	145.3	84.4
Net income	$683.2	$888.2	$1,300.9
Less: Net income (loss) attributable to noncontrolling interests	(0.4)	—	2.1
Net income attributable to Conagra Brands, Inc.	$683.6	$888.2	$1,298.8
Earnings per share — basic
Net income attributable to Conagra Brands, Inc. common stockholders	$1.43	$1.85	$2.67
Earnings per share — diluted
Net income attributable to Conagra Brands, Inc. common stockholders	$1.42	$1.84	$2.66

The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in millions)

	For the Fiscal Years Ended May
	2023			2022			2021
	Pre-Tax Amount	Tax (Expense) Benefit	After -Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount
Net income	$901.9	$(218.7)	$683.2	$1,178.7	$(290.5)	$888.2	$1,494.7	$(193.8)	$1,300.9
Other comprehensive income:
Derivative adjustments:
Unrealized derivative adjustments	4.2	(1.1)	3.1	8.5	(2.1)	6.4	0.4	(1.8)	(1.4)
Reclassification for derivative adjustments included in net income	(4.9)	1.2	(3.7)	(1.3)	0.4	(0.9)	(1.6)	1.0	(0.6)
Unrealized currency translation gains (losses)	(9.8)	—	(9.8)	(23.5)	—	(23.5)	53.3	(1.5)	51.8
Pension and postretirement benefit obligations:
Unrealized pension and postretirement benefit obligations	(33.2)	8.3	(24.9)	(3.1)	1.1	(2.0)	95.1	(23.6)	71.5
Reclassification for pension and postretirement benefit obligations included in net income	(4.5)	1.3	(3.2)	(3.5)	1.0	(2.5)	(3.6)	0.9	(2.7)
Comprehensive income	853.7	(209.0)	644.7	1,155.8	(290.1)	865.7	1,638.3	(218.8)	1,419.5
Comprehensive income (loss) attributable to noncontrolling interests	(5.3)	(0.4)	(5.7)	(5.5)	—	(5.5)	6.1	(0.8)	5.3
Comprehensive income attributable to Conagra Brands, Inc.	$859.0	$(208.6)	$650.4	$1,161.3	$(290.1)	$871.2	$1,632.2	$(218.0)	$1,414.2

The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

(in millions, except share data)

	May 28, 2023	May 29, 2022
ASSETS
Current assets
Cash and cash equivalents	$93.9	$83.3
Receivables, less allowance for doubtful accounts of $3.8 and $3.9	965.4	867.4
Inventories	2,232.0	1,966.7
Prepaid expenses and other current assets	93.7	116.3
Total current assets	3,385.0	3,033.7
Property, plant and equipment
Land and land improvements	166.9	173.0
Buildings, machinery and equipment	5,017.2	4,861.9
Furniture, fixtures, office equipment and other	689.4	677.8
Construction in progress	317.6	183.6
	6,191.1	5,896.3
Less accumulated depreciation	(3,417.3)	(3,159.1)
Property, plant and equipment, net	2,773.8	2,737.2
Goodwill	11,178.2	11,329.2
Brands, trademarks and other intangibles, net	3,205.9	3,857.8
Other assets	1,509.7	1,477.2
	$22,052.6	$22,435.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$641.4	$184.3
Current installments of long-term debt	1,516.0	707.3
Accounts payable	1,529.4	1,864.6
Accrued payroll	164.1	151.7
Other accrued liabilities	589.8	610.9
Total current liabilities	4,440.7	3,518.8
Senior long-term debt, excluding current installments	7,081.3	8,088.2
Other noncurrent liabilities	1,723.3	1,965.9
Total liabilities	13,245.3	13,572.9
Commitments and contingencies (Note 15)
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 584,219,229	2,921.2	2,921.2
Additional paid-in capital	2,376.9	2,324.6
Retained earnings	6,599.4	6,550.7
Accumulated other comprehensive income (loss)	(44.4)	(11.2)
Less treasury stock, at cost, 107,196,446 and 104,157,169 common shares	(3,116.3)	(2,997.6)
Total Conagra Brands, Inc. common stockholders' equity	8,736.8	8,787.7
Noncontrolling interests	70.5	74.5
Total stockholders' equity	8,807.3	8,862.2
	$22,052.6	$22,435.1

The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries

Consolidated Statements of Common Stockholders' Equity

(in millions)

	Conagra Brands, Inc. Stockholders' Equity
					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Income (loss)	Stock	Interests	Equity
Balance at May 31, 2020	584.2	$2,921.2	$2,323.2	$5,471.2	$(109.6)	$(2,729.9)	$74.6	$7,950.7
Stock option and incentive plans			18.9	(3.1)		48.1	0.2	64.1
Adoption of ASU 2016-13				(1.1)				(1.1)
Currency translation adjustments					48.6		3.2	51.8
Repurchase of common shares						(298.1)		(298.1)
Derivative adjustments					(2.0)			(2.0)
Activities of noncontrolling interests							1.6	1.6
Pension and postretirement healthcare benefits					68.8			68.8
Dividends declared on common stock; $1.0375 per share				(503.2)				(503.2)
Net income attributable to Conagra Brands, Inc.				1,298.8				1,298.8
Balance at May 30, 2021	584.2	2,921.2	2,342.1	6,262.6	5.8	(2,979.9)	79.6	8,631.4
Stock option and incentive plans			(17.5)	(0.3)		32.3	0.4	14.9
Currency translation adjustments					(18.0)		(5.5)	(23.5)
Repurchase of common shares						(50.0)		(50.0)
Derivative adjustments					5.5			5.5
Pension and postretirement healthcare benefits					(4.5)			(4.5)
Dividends declared on common stock; $1.25 per share				(599.8)				(599.8)
Net income attributable to Conagra Brands, Inc.				888.2				888.2
Balance at May 29, 2022	584.2	2,921.2	2,324.6	6,550.7	(11.2)	(2,997.6)	74.5	8,862.2
Stock option and incentive plans			52.3	(3.7)		31.3	2.1	82.0
Currency translation adjustments					(4.6)		(5.2)	(9.8)
Repurchase of common shares						(150.0)		(150.0)
Derivative adjustments					(0.6)			(0.6)
Activities of noncontrolling interests							(0.8)	(0.8)
Pension and postretirement healthcare benefits					(28.0)		(0.1)	(28.1)
Dividends declared on common stock; $1.32 per share				(631.2)				(631.2)
Net income attributable to Conagra Brands, Inc.				683.6				683.6
Balance at May 28, 2023	584.2	$2,921.2	$2,376.9	$6,599.4	$(44.4)	$(3,116.3)	$70.5	$8,807.3

The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

	For the Fiscal Years Ended May
	2023	2022	2021
Cash flows from operating activities:
Net income	$683.2	$888.2	$1,300.9
Adjustments to reconcile income to net cash flows from operating activities:
Depreciation and amortization	369.9	375.4	387.7
Asset impairment charges	771.1	284.8	95.5
Gain on divestitures	—	—	(65.5)
Loss on extinguishment of debt	—	—	68.7
Equity method investment earnings in excess of distributions	(73.6)	(66.3)	(27.9)
Stock-settled share-based payments expense	79.2	26.1	63.9
Contributions to pension plans	(12.5)	(11.5)	(27.6)
Pension benefit	(13.9)	(54.4)	(38.3)
Other items	8.0	(46.6)	9.1
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Receivables	(102.1)	(69.5)	66.1
Inventories	(265.3)	(232.8)	(364.3)
Deferred income taxes and income taxes payable, net	(188.5)	(8.7)	(92.5)
Prepaid expenses and other current assets	23.5	(10.1)	(8.5)
Accounts payable	(248.9)	223.6	141.4
Accrued payroll	12.5	(23.5)	(14.3)
Other accrued liabilities	(21.7)	(71.9)	(60.2)
Deferred employer payroll taxes	(25.5)	(25.5)	33.9
Net cash flows from operating activities	995.4	1,177.3	1,468.1
Cash flows from investing activities:
Additions to property, plant and equipment	(362.2)	(464.4)	(506.4)
Sale of property, plant and equipment	3.2	20.2	2.5
Proceeds from divestitures, net of cash divested	—	0.1	160.9
Purchase of marketable securities	(5.2)	(4.5)	(11.8)
Sales of marketable securities	5.2	10.4	14.5
Other items	4.1	3.3	—
Net cash flows from investing activities	(354.9)	(434.9)	(340.3)
Cash flows from financing activities:
Issuance of short-term borrowings, maturities greater than 90 days	286.8	392.6	298.6
Repayment of short-term borrowings, maturities greater than 90 days	(330.0)	(392.6)	(298.6)
Net issuance (repayment) of other short-term borrowings, maturities less than or equal to 90 days	394.6	(523.1)	706.3
Issuance of long-term debt	500.0	499.1	988.2
Repayment of long-term debt	(712.4)	(48.5)	(2,514.5)
Debt issuance costs	(4.1)	(2.5)	(6.2)
Payment of intangible asset financing arrangement	—	(12.6)	(12.9)
Repurchase of Conagra Brands, Inc. common shares	(150.0)	(50.0)	(298.1)
Cash dividends paid	(623.8)	(581.8)	(474.6)
Exercise of stock options and issuance of other stock awards, including tax withholdings	2.3	(11.3)	(0.1)
Other items	5.0	(7.3)	2.3
Net cash flows from financing activities	(631.6)	(738.0)	(1,609.6)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1.7	(1.3)	7.7
Net change in cash and cash equivalents and restricted cash	10.6	3.1	(474.1)
Cash and cash equivalents and restricted cash at beginning of year	83.3	80.2	554.3
Cash and cash equivalents and restricted cash at end of year	$93.9	$83.3	$80.2

The accompanying Notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
(columnar dollars in millions except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year — The fiscal year of Conagra Brands, Inc. ("Conagra Brands", "Company", "we", "us", or "our") ends the last Sunday in May. The fiscal years for the consolidated financial statements presented consist of a 52-week period for fiscal 2023, 2022, and 2021.

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

We review our investments in unconsolidated affiliates for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. Evidence of a loss in value that is other than temporary includes, but is not limited to, the absence of an ability to recover the carrying amount of the investment, the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment, or, where applicable, estimated sales proceeds which are insufficient to recover the carrying amount of the investment. Management's assessment as to whether any decline in value is other than temporary is based on our ability and intent to hold the investment and whether evidence indicating the carrying value of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Management generally considers our investments in equity method investees to be strategic long-term investments. Therefore, management completes its assessments with a long-term viewpoint. If the fair value of the investment is determined to be less than the carrying value and the decline in value is considered to be other than temporary, an appropriate write-down is recorded based on the excess of the carrying value over the best estimate of fair value of the investment.

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

The following table details the balances of our allowance for doubtful accounts and changes therein:

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Other[1]	Deductions from Reserves[2]	Balance at Close of Period
Year ended May 28, 2023	$3.9	0.1	(0.1)	0.1	$3.8
Year ended May 29, 2022	$3.2	1.4	—	0.7	$3.9
Year ended May 30, 2021	$2.6	0.6	0.7	0.7	$3.2

1 Primarily relates to translation and the adoption of Accounting Standards Update ("ASU") 2016-13.

2 Bad debts charged off and adjustments to previous reserves, less recoveries.

Inventories — We use the lower of cost (determined using the first-in, first-out method) or net realizable value for valuing inventories.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
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

During fiscal 2023, 2022, and 2021, our capital expenditures totaled $362.2 million, $464.4 million, and $506.4 million, respectively. Accrued and unpaid capital expenditures as of May 28, 2023, May 29, 2022, May 30, 2021, and  May 31, 2020 totaled $128.3 million, $108.8 million, $123.7 million, and $112.9 million, respectively.

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

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
(columnar dollars in millions except per share amounts)

In fiscal 2023, 2022, and 2021 we elected to perform a quantitative impairment test for indefinite-lived intangible assets not subject to amortization. The estimates of fair value of intangible assets not subject to amortization are determined using a "relief from royalty" methodology, which is used in estimating the fair value of our brands/trademarks. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash flows generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates.

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

Refer to Note 7 for discussion of the impairment charges related to goodwill and intangible assets in fiscal 2023, 2022, and 2021.

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

We recognize changes in the fair value of pension plan assets and net actuarial gains or losses in excess of 10% of the greater of the market-related value of plan assets or the plan's projected benefit obligation (the "corridor") in current period expense annually as of our measurement date, which is our fiscal year-end, or when measurement is required otherwise under accounting principles generally accepted in the United States of America ("U.S. GAAP").

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
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
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

Advertising Costs — Advertising costs are expensed as incurred. Advertising and promotion expenses totaled $290.1 million, $244.6 million, and $258.0 million in fiscal 2023, 2022, and 2021, respectively, and are included in selling, general and administrative ("SG&A") expenses.

Research and Development — We incurred expenses of $57.7 million, $53.4 million, and $51.3 million for research and development activities in fiscal 2023, 2022, and 2021, respectively.

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

The following table details the accumulated balances for each component of other comprehensive income (loss), net of tax:

	2023	2022	2021
Currency translation losses, net of reclassification adjustments	$(99.7)	$(95.1)	$(77.1)
Derivative adjustments, net of reclassification adjustments	29.2	29.8	24.3
Pension and postretirement benefit obligations, net of reclassification adjustments	26.1	54.1	58.6
Accumulated other comprehensive income (loss)	$(44.4)	$(11.2)	$5.8

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
(columnar dollars in millions except per share amounts)

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) into income:

				Affected Line Item in the Consolidated Statement of Earnings[1]
	2023	2022	2021
Net derivative adjustments:
Cash flow hedges	$(3.3)	$(3.1)	$(3.2)	Interest expense, net
Cash flow hedges	—	—	(0.5)	Selling, general and administrative expenses
Cash flow hedges	(1.6)	1.8	2.1	Equity method investment earnings
	(4.9)	(1.3)	(1.6)	Total before tax
	1.2	0.4	1.0	Income tax expense
	$(3.7)	$(0.9)	$(0.6)	Net of tax
Amortization of pension and postretirement benefit obligations:
Net prior service cost (benefit)	$(0.1)	$0.1	$0.2	Pension and postretirement non-service income
Net actuarial gain	(4.4)	(3.6)	(3.5)	Pension and postretirement non-service income
Postretirement healthcare settlement	—	—	(0.5)	Pension and postretirement non-service income
Curtailment	—	—	0.2	Pension and postretirement non-service income
	(4.5)	(3.5)	(3.6)	Total before tax
	1.3	1.0	0.9	Income tax expense
	$(3.2)	$(2.5)	$(2.7)	Net of tax

1 Amounts in parentheses indicate income recognized in the Consolidated Statements of Earnings.

Foreign Currency Transaction Gains and Losses — We recognized net foreign currency transaction losses of $2.8 million and $2.5 million in fiscal 2023 and 2022, respectively, and net foreign currency transaction gains of $8.2 million in fiscal 2021 in SG&A expenses.

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

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
(columnar dollars in millions except per share amounts)

2. RESTRUCTURING ACTIVITIES

Conagra Restructuring Plan

In fiscal 2019, senior management initiated a restructuring plan for costs incurred in connection with actions taken to improve SG&A expense effectiveness and efficiencies and to optimize our supply chain network (the "Conagra Restructuring Plan"). Although we remain unable to make good faith estimates relating to the entire Conagra Restructuring Plan, we are reporting on actions initiated through the end of fiscal 2023, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of May 28, 2023, we had approved the incurrence of $186.4 million ($58.6 million of cash charges and $127.8 million of non-cash charges) for several projects associated with the Conagra Restructuring Plan. We have incurred or expect to incur $156.3 million of charges ($53.0 million of cash charges and $103.3 million of non-cash charges) for actions identified to date under the Conagra Restructuring Plan. We recognized charges of $10.7 million, $29.4 million, and $46.2 million in connection with the Conagra Restructuring Plan in fiscal 2023, 2022, and 2021, respectively. We expect to incur costs related to the Conagra Restructuring Plan over a multi-year period.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
(columnar dollars in millions except per share amounts)

We anticipate that we will recognize the following pre-tax expenses in association with the Conagra Restructuring Plan (amounts include charges recognized from plan inception through the end of fiscal 2023):

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Corporate	Total
Accelerated depreciation	$33.2	$40.5	$—	$—	$—	$73.7
Other cost of goods sold	8.7	2.8	—	—	—	11.5
Total cost of goods sold	41.9	43.3	—	—	—	85.2
Severance and related costs	11.5	1.2	1.3	0.3	6.3	20.6
Asset impairment (net of gains on disposal)	21.9	0.9	0.1	—	—	22.9
Contract/lease termination	0.5	0.1	—	—	0.1	0.7
Consulting/professional fees	0.6	2.4	—	—	5.7	8.7
Other selling, general and administrative expenses	12.9	4.1	—	—	0.6	17.6
Total selling, general and administrative expenses	47.4	8.7	1.4	0.3	12.7	70.5
Total	$89.3	$52.0	$1.4	$0.3	$12.7	$155.7
Pension and postretirement non-service income						0.6
Consolidated total						$156.3

During fiscal 2023, we recognized the following pre-tax expenses for the Conagra Restructuring Plan:

	Grocery & Snacks	Refrigerated & Frozen	Corporate	Total
Accelerated depreciation	$—	$0.7	$—	$0.7
Other cost of goods sold	—	0.5	—	0.5
Total cost of goods sold	—	1.2	—	1.2
Severance and related costs	(0.2)	—	1.9	1.7
Asset impairment (net of gains on disposal)	—	0.1	—	0.1
Contract/lease termination	0.1	0.1	—	0.2
Consulting/professional fees	0.3	0.4	3.5	4.2
Other selling, general and administrative expenses	0.3	2.8	0.2	3.3
Total selling, general and administrative expenses	0.5	3.4	5.6	9.5
Total	$0.5	$4.6	$5.6	$10.7

Included in the above results are $9.6 million of charges that have resulted or will result in cash outflows and $1.1 million in non-cash charges.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
(columnar dollars in millions except per share amounts)

We recognized the following cumulative (plan inception to May 28, 2023) pre-tax expenses for the Conagra Restructuring Plan in our Consolidated Statements of Earnings:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Corporate	Total
Accelerated depreciation	$33.2	$40.3	$—	$—	$—	$73.5
Other cost of goods sold	8.7	2.8	—	—	—	11.5
Total cost of goods sold	41.9	43.1	—	—	—	85.0
Severance and related costs	11.4	1.2	1.3	0.3	6.3	20.5
Asset impairment (net of gains on disposal)	21.9	0.9	0.1	—	—	22.9
Contract/lease termination	0.5	0.1	—	—	0.1	0.7
Consulting/professional fees	0.3	0.4	—	—	5.2	5.9
Other selling, general and administrative expenses	12.9	3.9	—	—	0.5	17.3
Total selling, general and administrative expenses	47.0	6.5	1.4	0.3	12.1	67.3
Total	$88.9	$49.6	$1.4	$0.3	$12.1	$152.3
Pension and postretirement non-service income						0.6
Consolidated total						$152.9

Included in the above results are $49.8 million of charges that have resulted or will result in cash outflows and $103.1 million in non-cash charges.

Liabilities recorded for the Conagra Restructuring Plan and changes therein for fiscal 2023 were as follows:

		Costs
	Balance at	Incurred	Costs Paid		Balance at
	May 29,	and Charged	or Otherwise	Changes in	May 28,
	2022	to Expense	Settled	Estimates	2023
Severance and related costs	$3.2	$2.6	$(3.2)	$(0.9)	$1.7
Contract/lease termination	—	0.2	(0.2)	—	—
Consulting/professional fees	1.7	4.2	(5.7)	—	0.2
Other costs	0.2	3.5	(3.7)	—	—
Total	$5.1	$10.5	$(12.8)	$(0.9)	$1.9

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
(columnar dollars in millions except per share amounts)

Pinnacle Integration Restructuring Plan

As of the end of the first quarter of fiscal 2023, we had substantially completed our restructuring and integration plan related to our acquisition of Pinnacle Foods, Inc. ("Pinnacle") in 2018 for the purpose of achieving significant cost synergies (the "Pinnacle Integration Restructuring Plan"). We recognized charges of $2.4 million, $19.6 million, and $31.7 million in connection with the Pinnacle Integration Restructuring Plan in fiscal 2023, 2022, and 2021, respectively.

We had recognized $295.7 million in pre-tax expenses ($13.0 million in cost of goods sold and $282.7 million in SG&A expenses) from the inception of this plan through  May 28, 2023. Included in these results were $267.6 million of cash charges and $28.1 million of non-cash charges. Our total pre-tax expenses for the Pinnacle Integration Restructuring Plan are expected to be $340.7 million ($280.1 million of cash charges and $60.6 million of non-cash charges). The remaining charges relate primarily to certain leased facilities that are not expected to be used in their current capacity through the contractual lease term.

3. LONG-TERM DEBT

	May 28, 2023	May 29, 2022
5.4% senior debt due November 2048	$1,000.0	$1,000.0
4.65% senior debt due January 2043	176.7	176.7
6.625% senior debt due August 2039	91.4	91.4
5.3% senior debt due November 2038	1,000.0	1,000.0
8.25% senior debt due September 2030	300.0	300.0
4.85% senior debt due November 2028	1,300.0	1,300.0
7.0% senior debt due October 2028	382.2	382.2
1.375% senior debt due November 2027	1,000.0	1,000.0
6.7% senior debt due August 2027	9.2	9.2
7.125% senior debt due October 2026	262.5	262.5
4.6% senior debt due November 2025	1,000.0	1,000.0
SOFR plus 1.35% term loan due August 2025	500.0	—
4.3% senior debt due May 2024	1,000.0	1,000.0
0.5% senior debt due August 2023	500.0	500.0
3.2% senior debt due January 2023	—	437.0
3.25% senior debt due September 2022	—	250.0
0.79% to 9.59% lease financing obligations due on various dates through 2036	112.6	131.3
Other indebtedness	0.1	0.1
Total face value of debt	8,634.7	8,840.4
Unamortized fair value adjustment	18.5	19.2
Unamortized discounts	(20.1)	(23.4)
Unamortized debt issuance costs	(35.8)	(40.7)
Less current installments	(1,516.0)	(707.3)
Total long-term debt	$7,081.3	$8,088.2

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years following May 28, 2023, are as follows:

2024	$1,517.4
2025	14.5
2026	1,512.0
2027	277.4
2028	1,015.3

In the third quarter of fiscal 2023, we repaid the remaining outstanding $437.0 million aggregate principal amount of our 3.20% senior notes on their maturity date of January 25, 2023. The repayment was primarily funded by the issuance of commercial paper.

In the first quarter of fiscal 2023, we entered into an unsecured Term Loan Agreement (the "Term Loan Agreement") with a syndicate of financial institutions. The Term Loan Agreement provided for delayed draw term loans to the Company in an aggregate principal amount of up to $500.0 million. The Term Loan Agreement matures on August 26, 2025. During the second quarter of fiscal 2023, we borrowed the full $500.0 million aggregate principal amount available under the Term Loan Agreement. The proceeds were used to repay the full outstanding $250.0 million aggregate principal amount of our 3.25% senior notes on their maturity date of September 15, 2022, as well as to repay outstanding borrowings under our commercial paper program. Borrowings under the Term Loan Agreement bear interest at the sum of Term SOFR (as defined in the Term Loan Agreement), plus a 0.10% per annum rate spread adjustment, plus a percentage spread (ranging from 0.90% per annum to 1.375% per annum) based on the Company's senior unsecured long-term indebtedness ratings. The Company may voluntarily prepay term loans under the Term Loan Agreement, in whole or in part, without premium or penalty, subject to certain conditions.

In the first quarter of fiscal 2022, we issued $500.0 million aggregate principal amount of 0.500% senior notes due August 11, 2023.

In the fourth quarter of fiscal 2021, we repaid the remaining outstanding $195.9 million aggregate principal amount of our 9.75% subordinated notes on the maturity date of March 1, 2021.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
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

Net interest expense consists of:

	2023	2022	2021
Long-term debt	$402.1	$393.1	$430.0
Short-term debt	18.8	2.3	2.5
Interest income	(3.9)	(2.1)	(1.9)
Interest capitalized	(7.4)	(13.4)	(10.2)
	$409.6	$379.9	$420.4

In the first quarter of fiscal 2019, we entered into deal-contingent forward starting interest rate swap contracts to hedge a portion of the interest rate risk related to our anticipated issuance of long-term debt to help finance the Pinnacle acquisition. During the second quarter of fiscal 2019, we terminated the interest rate swap contracts and received proceeds of $47.5 million. This gain was deferred in accumulated other comprehensive income and is being amortized as a reduction of interest expense over the lives of the related debt instruments. Our net interest expense was reduced by $3.4 million, $3.3 million, and $3.3 million in fiscal 2023, 2022, and 2021, respectively, due to the impact of these interest rate swap contracts.

Interest paid was $416.3 million, $393.9 million, and $445.6 million in fiscal 2023, 2022, and 2021, respectively.

4. CREDIT FACILITIES AND BORROWINGS

In the first quarter of fiscal 2023, we entered into a Second Amended and Restated Revolving Credit Agreement (the "Revolving Credit Agreement") with a syndicate of financial institutions providing for a revolving credit facility in a maximum aggregate principal amount outstanding at any one time of $2.0 billion (subject to increase to a maximum aggregate principal amount of $2.5 billion with the consent of the lenders). The revolving credit facility provided for under the Revolving Credit Agreement replaced the Company's revolving credit facility under the prior revolving credit agreement, which was terminated. The Revolving Credit Agreement matures on August 26, 2027 and is unsecured. The term of the Revolving Credit Agreement  may be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. As of May 28, 2023, there were no outstanding borrowings under the Revolving Credit Agreement.

The Revolving Credit Agreement contains events of default customary for unsecured investment grade credit facilities with corresponding grace periods. The Revolving Credit Agreement generally requires our ratio of earnings before interest, taxes, depreciation, and amortization ("EBITDA") to interest expense not to be less than 3.0 to 1.0 and our ratio of funded debt to EBITDA not to exceed 4.5 to 1.0, with each ratio to be calculated on a rolling four-quarter basis. As of  May 28, 2023, we were in compliance with all financial covenants under the Revolving Credit Agreement.

We finance our short-term liquidity needs with existing cash balances, cash flows from operations, and commercial paper borrowings. As of May 28, 2023, we had $576.0 million outstanding under our commercial paper program at an average weighted interest rate of 5.70%. As of May 29, 2022, we had $180.0 million outstanding under our commercial paper program at an average weighted interest rate of 1.41%.

We enter into various supplier financing arrangements to facilitate supply from our vendors. Balance sheet classification is based on the nature of the arrangement and amounts are classified as either Accounts payable or Notes payable within our Consolidated Balance Sheets. We have concluded that certain obligations to our suppliers, including amounts due and scheduled payment terms, are impacted by third-party service programs and therefore we have classified certain amounts outstanding under these programs as Notes payable. We had approximately $62.5 million of short-term borrowings as of  May 28, 2023 related to these arrangements.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
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

Other Assets Held for Sale

During the second quarter of fiscal 2022, we initiated a plan to sell businesses with operating results included within our Grocery & Snacks, Refrigerated & Frozen, and Foodservice segments. In connection with this activity, we recognized impairment charges of $70.1 million and $26.7 million within SG&A expenses in fiscal 2022 and 2023, respectively. During the second quarter of fiscal 2023, it was determined that these assets and liabilities previously presented as assets and liabilities held for sale within our Consolidated Balance Sheets no longer met the held for sale criteria. Assets of $58.9 million and liabilities of $4.1 million as of May 29, 2022 have been reclassified to assets and liabilities held and used.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
(columnar dollars in millions except per share amounts)

6. INVESTMENTS IN JOINT VENTURES

The total carrying value of our equity method investments at the end of fiscal 2023 and 2022 was $998.4 million and $918.3 million, respectively. These amounts are included in other assets and reflect our 44% ownership interest in Ardent Mills and a 50% ownership interest in one other joint venture. Due to differences in fiscal reporting periods, we recognized the equity method investment earnings on a lag of approximately one month.

In fiscal 2023, we had purchases from our equity method investees of $30.8 million. Total dividends received from equity method investments in fiscal 2023 were $138.4 million.

In fiscal 2022, we had purchases from our equity method investees of $30.1 million. Total dividends received from equity method investments in fiscal 2022 were $79.0 million.

In fiscal 2021, we had purchases from our equity method investees of $28.7 million. Total dividends received from equity method investments in fiscal 2021 were $56.5 million.

Summarized combined financial information for our equity method investments on a 100% basis is as follows:

	2023	2022	2021
Net sales:
Ardent Mills	$5,239.9	$4,258.5	$3,407.6
Other	283.3	253.2	238.8
Total net sales	$5,523.2	$4,511.7	$3,646.4
Gross margin:
Ardent Mills	$745.4	$516.5	$360.6
Other	59.4	54.8	47.3
Total gross margin	$804.8	$571.3	$407.9
Earnings after income taxes:
Ardent Mills	$453.2	$306.2	$169.6
Other	22.3	21.1	19.5
Total earnings after income taxes	$475.5	$327.3	$189.1

	May 28, 2023	May 29, 2022
Ardent Mills:
Current assets	$1,716.8	$1,470.1
Noncurrent assets	1,840.5	1,875.9
Current liabilities	750.3	720.5
Noncurrent liabilities	556.9	567.7
Other:
Current assets	$131.4	$103.4
Noncurrent assets	42.6	38.2
Current liabilities	46.7	35.1
Noncurrent liabilities	9.0	10.7

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
(columnar dollars in millions except per share amounts)

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The change in the carrying amount of goodwill for fiscal 2023 and 2022 was as follows:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Balance as of May 30, 2021	$4,692.4	$5,611.2	$302.5	$732.8	$11,338.9
Currency translation	—	—	(9.7)	—	(9.7)
Balance as of May 29, 2022	$4,692.4	$5,611.2	$292.8	$732.8	$11,329.2
Currency translation	—	—	(9.3)	—	(9.3)
Impairment	—	(141.7)	—	—	(141.7)
Balance as of May 28, 2023	$4,692.4	$5,469.5	$283.5	$732.8	$11,178.2

Other identifiable intangible assets were as follows:

	2023		2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets
Brands and trademarks	$2,470.6	$—	$3,061.6	$—
Amortizing intangible assets
Customer relationships and intellectual property	1,232.2	496.9	1,233.9	437.7
	$3,702.8	$496.9	$4,295.5	$437.7

During the first quarter of fiscal 2023, management reorganized its reporting structure for certain brands within two reporting units in our Refrigerated & Frozen segment. The change in management reporting required us to reassign assets and liabilities, including goodwill, between the reporting units, complete a goodwill impairment test both prior to and subsequent to the change, and evaluate other assets in the reporting units for impairment, including indefinite-lived intangibles (brand names and trademarks). The fair value of our reporting units is estimated using a discounted cash flow analysis and the fair value of our indefinite-lived intangibles are determined using the "relief from royalty" methodology.

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

We used a discount rate of 7.75% and a terminal growth rate that approximated 1% in estimating the fair value of our Sides, Components, Enhancers reporting unit during our impairment testing in the first quarter of fiscal 2023. As a result of our impairment tests, we recognized goodwill impairment charges within SG&A expenses of $141.7 million within our Sides, Components, Enhancers reporting unit.  In addition, we recognized an impairment charge within SG&A expenses of $244.0 million related to our Birds Eye® brand name in the first quarter of fiscal 2023. The impairments were largely due to the 125 basis point increase in the discount rate as a result of current economic conditions, including a significant increase in interest rates since our last quantitative impairment tests, as well as a downward revision to our sales forecasts.

In the fourth quarter of fiscal 2023, we performed our annual goodwill impairment assessment on all of our reporting units and found no indicators of impairment. We completed a qualitative assessment on all of our reporting units with the exception of our Foodservice and Sides, Components, Enhancers reporting units. Our qualitative assessment considered, among other things, an increase in our market capitalization from our previous testing date, continued sales growth, and improvement in our operating margins which all had a positive impact on our financial results. We will continue to evaluate the impact of any significant changes in consumer purchasing behaviors, government restrictions, input cost inflation, or other macroeconomic conditions that could change certain assumptions and result in future impairments. We completed a quantitative impairment test for our Foodservice and Sides, Components, Enhancers reporting units. We used a discount rate of 7.75% and a terminal growth rate that approximated 1% in estimating the fair value of both of these reporting units. Based upon our quantitative impairment tests, the excess fair value over the carrying value for our Foodservice reporting unit was greater than 30%. The excess fair value over the carrying value for our Sides, Components, Enhancers reporting unit was less than 10%, and fair value remained relatively consistent to our quantitative impairment test performed in the first quarter of fiscal 2023.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
(columnar dollars in millions except per share amounts)

Amortizing intangible assets, carrying a remaining weighted-average life of approximately 18 years, are principally composed of customer relationships and acquired intellectual property. For fiscal 2023, 2022, and 2021, we recognized amortization expense of $56.8 million, $59.3 million, and $59.7 million, respectively. Based on amortizing assets recognized in our Consolidated Balance Sheet as of May 28, 2023, amortization expense for the next five years is estimated to be as follows:

2024	$53.6
2025	53.5
2026	43.5
2027	43.3
2028	40.8

For our non-amortizing intangible assets, which are comprised of brands and trademarks, we use a "relief from royalty" methodology in estimating fair value. In the fourth quarter of fiscal 2023, as a result of our annual impairment test for indefinite lived intangibles, we recognized impairment charges in SG&A expenses of $345.2 million, primarily within our Grocery & Snacks and Refrigerated & Frozen segments. The most notable brands with impairments included Gardein®, Birds Eye®, Hungry Man®, Vlasic®, Van De Kamps®, Earth Balance®, and Comstock®. These brands were negatively impacted by an increase in our discount rate in response to the current economic environment (including an increase in interest rates) since our last annual impairment test. Our two largest impairments were related to Gardein® and Birds Eye® in the amount of $91.5 million and $78.3 million, respectively. Both of these brands were negatively impacted by lower than expected profit margins which resulted in a reduction to our assumed royalty rates in addition to revised sales growth expectations to be consistent with recent industry trends. Including the Birds Eye® brand impairment recognized in the first quarter of fiscal 2023, discussed above, our total brand impairment charges recognized in fiscal 2023 were $589.2 million.

During fiscal 2022, as a result of our annual impairment test for indefinite lived intangibles, we recognized impairment charges in SG&A expenses of $209.0 million, primarily within our Grocery & Snacks and Refrigerated & Frozen segments. Duncan Hines® and Gardein® were the most notable brands with impairments largely due to lower than expected profit margins which resulted in a reduction to our assumed royalty rates along with increases in our discount rate.

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

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	2023	2022	2021
Net income attributable to Conagra Brands, Inc. common stockholders:	$683.6	$888.2	$1,298.8
Weighted average shares outstanding:
Basic weighted average shares outstanding	478.9	480.3	485.8
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	1.8	1.9	2.0
Diluted weighted average shares outstanding	480.7	482.2	487.8

For fiscal 2023, 2022, and 2021, there were 0.5 million, 0.8 million, and 0.4 million stock options outstanding, respectively, that were excluded from the computation of diluted weighted average shares because the effect was antidilutive.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
(columnar dollars in millions except per share amounts)

9. INVENTORIES

The major classes of inventories were as follows:

	May 28, 2023	May 29, 2022
Raw materials and packaging	$382.6	$387.5
Work in process	224.6	164.8
Finished goods	1,523.0	1,326.5
Supplies and other	101.8	87.9
Total	$2,232.0	$1,966.7

10. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consisted of:

	May 28, 2023	May 29, 2022
Postretirement health care and pension obligations (see Note 17)	$137.7	$161.2
Noncurrent income tax liabilities (see Note 13)	1,143.8	1,344.5
Noncurrent lease liabilities (see Note 14)	186.6	199.4
Self-insurance liabilities	26.6	31.3
Asset retirement obligations	50.4	43.0
Environmental liabilities (see Note 15)	43.8	43.6
Legal settlement costs (see Note 15)	28.9	40.5
Other	105.5	102.4
	$1,723.3	$1,965.9

11. CAPITAL STOCK

The total number of shares we are authorized to issue is 1,218,050,000 shares, which shares may be issued as follows: 1,200,000,000 shares of common stock, par value $5.00 per share; 150,000 shares of Class B Preferred Stock, par value $50.00 per share; 250,000 shares of Class C Preferred Stock, par value $100.00 per share; 1,100,000 shares of Class D Preferred Stock, no par value per share; and 16,550,000 shares of Class E Preferred Stock, no par value per share. There were no preferred shares issued or outstanding as of May 28, 2023.

We have repurchased our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board. We repurchased 4.2 million shares of our common stock for approximately $150.0 million in fiscal 2023, 1.5 million shares of our common stock for approximately $50.0 million in fiscal 2022, and 8.8 million shares of our common stock for approximately $298.1 million in fiscal 2021.

12. SHARE-BASED PAYMENTS

In accordance with stockholder-approved equity incentive plans, we grant stock-based compensation awards, including restricted stock units, performance shares, performance-based restricted stock units, and stock options. The shares delivered upon vesting or lapse of restriction under any such arrangement may consist, in whole or part, of treasury stock or authorized but unissued stock, not reserved for any other purpose.

On September 19, 2014, our stockholders approved the Conagra Brands, Inc. 2014 Stock Plan (as amended effective December 11, 2017, the "Plan"). The Plan authorizes the issuance of up to 40.3 million shares of Conagra Brands common stock. In addition to the shares under the 2014 Stock Plan, certain shares of Conagra Brands common stock subject to outstanding awards under predecessor stock plans that expire, lapse, are cancelled, terminated, forfeited, otherwise become unexercisable, or are settled for cash are available for issuance. At May 28, 2023, approximately 37.4 million shares were reserved for granting new share-based awards.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
(columnar dollars in millions except per share amounts)

Share Unit Awards

In accordance with stockholder-approved equity incentive plans, we grant awards of restricted stock units ("share units") to employees and directors. These awards generally have requisite service periods of three years. Under each such award, stock is issued without direct cost to the employee. We estimate the fair value of the share units based upon the market price of our stock at the date of grant. Certain share unit grants do not provide for the payment of dividend equivalents to the participant during the requisite service period (the "vesting period"). For those grants, the value of the grants is reduced by the net present value of the foregone dividend equivalent payments.

We recognize compensation expense for share unit awards on a straight-line basis over the requisite service period, accounting for forfeitures as they occur. The compensation expense for our stock-settled share unit awards totaled $34.2 million, $25.8 million, and $28.1 million for fiscal 2023, 2022, and 2021, respectively. The tax benefit related to the stock-settled share unit award compensation expense for fiscal 2023, 2022, and 2021 was $6.2 million, $5.3 million, and $6.1 million, respectively.

The following table summarizes the nonvested share units as of May 28, 2023 and changes during the fiscal year then ended:

	Stock-Settled
Share Units	Share Units (in Millions)	Weighted Average Grant-Date Fair Value
Nonvested share units at May 29, 2022	2.50	$32.94
Granted	1.56	$33.28
Vested/Issued	(1.02)	$29.61
Forfeited	(0.21)	$34.23
Nonvested share units at May 28, 2023	2.83	$34.23

During fiscal 2023, 2022, and 2021, we granted 1.6 million, 1.1 million, and 0.9 million stock-settled share units, respectively, with a weighted average grant date fair value of $33.28, $34.26, and $36.72 per share unit, respectively.

The total intrinsic value of stock-settled share units vested was $34.7 million, $26.9 million, and $24.6 million during fiscal 2023, 2022, and 2021, respectively. The total intrinsic value of cash-settled share units vested was $4.3 million during fiscal 2021.

At May 28, 2023, we had $32.0 million of total unrecognized compensation expense that will be recognized over a weighted average period of 1.7 years related to stock-settled share unit awards.

Performance Share Awards

Performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goal for one-third of the target number of performance shares for the three-year performance period ended in fiscal 2023 (the "2023 performance period") was based on our fiscal 2021 diluted earnings per share ("EPS") compound annual growth rate ("CAGR"), subject to certain adjustments. The performance goal for the final two-thirds of the target number of performance shares granted for the 2023 performance period was based on our diluted EPS CAGR, subject to certain adjustments, measured over the two-year period ended in fiscal 2023. The performance goal for the three-year performance period ending in fiscal 2024 (the "2024 performance period") is based on our diluted EPS CAGR, subject to certain adjustments, measured over the defined performance period. The performance goals for the three-year performance period ending in fiscal 2025 (the "2025 performance period") are based on our net sales and diluted EPS growth, subject to certain adjustments, measured over the defined performance period, with each year of the performance period weighted one-third. For each of the 2023 performance period, 2024 performance period, and 2025 performance period, the awards actually earned will range from zero to two hundred percent of the targeted number of performance shares for such performance period. Dividend equivalents are paid on the portion of performance shares actually earned at our regular dividend rate in additional shares of common stock.

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

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
(columnar dollars in millions except per share amounts)

A summary of the activity for performance share awards as of May 28, 2023 and changes during the fiscal year then ended is presented below:

Performance Shares	Share Units (in Millions)	Weighted Average Grant-Date Fair Value
Nonvested performance shares at May 29, 2022	1.44	$32.80
Granted	0.74	$33.13
Adjustments for performance results attained and dividend equivalents	(0.54)	$28.45
Forfeited	(0.07)	$34.18
Nonvested performance shares at May 28, 2023	1.57	$34.39

We recognized expense of $45.0 million, a benefit of $1.4 million, and expense of $34.9 million for our performance share awards in fiscal 2023, 2022, and 2021, respectively. The tax expense related to the compensation benefit for fiscal 2022 was $0.7 million. The tax benefit related to the compensation expense for fiscal 2023 and 2021 was $1.7 million and $3.6 million, respectively.

The total intrinsic value of performance shares vested (including shares paid in lieu of dividends) during fiscal 2022 and 2021 was $27.0 million and $33.9 million, respectively. Performance targets for the three-year performance period ending in fiscal 2022 were not met, resulting in no vesting during fiscal 2023.

Based on estimates at May 28, 2023, we had $17.0 million of total unrecognized compensation expense related to performance shares that will be recognized over a weighted average period of 1.7 years.

Performance-Based Restricted Stock Unit Awards

On April 15, 2019 (the "grant date"), we made grants of performance-based restricted stock unit ("PBRSU") awards to the Company's named executive officers and a limited group of other senior officers of the Company. The compensation expense for our PBRSU awards totaled $1.7 million and $2.4 million for fiscal 2022 and 2021, respectively. The tax expense (benefit) related to our PBRSU awards for fiscal 2022 and 2021was $0.4 million and $(0.2) million, respectively. As of May 27, 2022, the end of the PBRSU performance period, the awards did not achieve the absolute TSR goals and resulted in a 0% payout.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
(columnar dollars in millions except per share amounts)

Stock Option Awards

In accordance with stockholder-approved equity incentive plans, we granted stock options to employees and directors for the purchase of common stock at prices equal to its fair value at the date of grant. Stock options become exercisable under various vesting schedules (typically three years) and generally expire seven to ten years after the date of grant. No stock options were granted in fiscal 2023, 2022, or 2021.

A summary of the option activity as of May 28, 2023 and changes during the fiscal year then ended is presented below:

Options	Number of Options (in Millions)	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at May 29, 2022	2.7	$30.87
Exercised	(0.3)	$29.95		$2.9
Expired	(0.1)	$35.81
Outstanding at May 28, 2023	2.3	$30.86	2.31	$9.8
Exercisable at May 28, 2023	2.3	$30.86	2.31	$9.8

We recognized compensation expense using the straight-line method over the requisite service period, accounting for forfeitures as they occurred. The total intrinsic value of stock options exercised was $2.9 million, $2.0 million, and $7.0 million for fiscal 2023, 2022, and 2021, respectively. The closing market price of our common stock on the last trading day of fiscal 2023 was $34.84 per share.

At May 28, 2023, we had no unrecognized compensation expense related to stock options.

Cash received from stock option exercises for fiscal 2023, 2022, and 2021 was $10.7 million, $7.8 million, and $20.5 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.7 million, $0.5 million, and $1.7 million for fiscal 2023, 2022, and 2021, respectively.

13. PRE-TAX INCOME AND INCOME TAXES

Pre-tax income (including equity method investment earnings) consisted of the following:

	2023	2022	2021
United States	$803.9	$1,106.0	$1,426.5
Foreign	98.0	72.7	68.2
	$901.9	$1,178.7	$1,494.7

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
(columnar dollars in millions except per share amounts)

The provision for income taxes included the following:

	2023	2022	2021
Current
Federal	$304.6	$186.6	$232.6
State	42.5	48.2	31.8
Foreign	25.7	18.4	15.3
	372.8	253.2	279.7
Deferred
Federal	(135.8)	34.7	(63.5)
State	(14.4)	3.9	(26.1)
Foreign	(3.9)	(1.3)	3.7
	(154.1)	37.3	(85.9)
	$218.7	$290.5	$193.8

Income taxes computed by applying the U.S. Federal statutory rates to income before income taxes are reconciled to the provision for income taxes set forth in the Consolidated Statements of Earnings as follows:

	2023	2022	2021
Computed U.S. Federal income taxes	$189.4	$247.5	$313.9
State income taxes, net of U.S. Federal tax impact	28.9	37.2	37.4
Goodwill and intangible impairments	27.5	6.1	13.6
Remeasurement of deferred taxes due to legal entity reorganization	—	—	35.8
Tax elections under review by the IRS on capital loss utilization	—	25.0	—
Change of valuation allowance on capital loss carryforward	—	—	(188.5)
Change of valuation allowance due to certain tax elections	(28.1)	—	—
Incentive compensation	11.1	2.4	6.1
Other	(10.1)	(27.7)	(24.5)
	$218.7	$290.5	$193.8

Income taxes paid, net of refunds, were $407.1 million, $299.1 million, and $286.3 million in fiscal 2023, 2022, and 2021, respectively.

The tax effect of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	May 28, 2023		May 29, 2022
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$306.2	$—	$327.2
Inventory	20.1	—	30.5	—
Goodwill, trademarks and other intangible assets	437.3	941.1	405.8	1,066.6
Right-of-use assets	—	47.0	—	47.9
Accrued expenses	16.5	—	12.7	—
Compensation related liabilities	31.9	—	29.3	—
Pension and other postretirement benefits	—	23.7	—	25.1
Investment in unconsolidated subsidiaries	—	19.1	—	9.4
Lease liabilities	54.6	—	56.1	—
Other liabilities that will give rise to future tax deductions	59.6	—	73.2	—
Net capital and operating loss carryforwards	34.7	—	46.4	—
Research Expenditures	20.6	—	—	—
Federal credits	10.7	—	12.0	—
Other	34.9	32.8	32.0	38.6
	720.9	1,369.9	698.0	1,514.8
Less: Valuation allowance	(457.6)	—	(455.5)	—
Net deferred taxes	$263.3	$1,369.9	$242.5	$1,514.8

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
(columnar dollars in millions except per share amounts)

The liability for gross unrecognized tax benefits at May 28, 2023 was $23.7 million, excluding a related liability of $5.6 million for gross interest and penalties. As of May 29, 2022, our gross liability for unrecognized tax benefits was $62.9 million, excluding a related liability of $6.7 million for gross interest and penalties. Interest and penalties recognized in the Consolidated Statements of Earnings was a benefit of $1.2 million and $2.1 million in fiscal 2023 and 2022, respectively, and an expense of $1.4 million in fiscal 2021.

The net amount of unrecognized tax benefits at  May 28, 2023 and May 29, 2022 that, if recognized, would favorably impact our effective tax rate was $21.3 million and $58.0 million, respectively.

We accrue interest and penalties associated with uncertain tax positions as part of income tax expense.

We conduct business and file tax returns in numerous countries, states, and local jurisdictions. The U.S. Internal Revenue Service ("IRS") has completed its audit of the Company for tax years through fiscal 2020. All resulting significant items for fiscal 2020 and prior years have been settled with the IRS. Tax elections made in conjunction with filing our fiscal 2021 federal tax return are still under review with the IRS. Statutes of limitation for pre-acquisition tax years of Pinnacle generally remain open for calendar year 2003 and subsequent years principally related to net operating losses. Other major jurisdictions where we conduct business generally have statutes of limitations ranging from three to five years.

We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $4.0 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.

The change in the unrecognized tax benefits for the fiscal years ended  May 28, 2023 and May 29, 2022 was as follows:

	May 28, 2023	May 29, 2022
Beginning balance	$62.9	$33.0
Increases from positions established during prior periods	0.3	13.2
Decreases from positions established during prior periods	(32.3)	(3.2)
Increases from positions established during the current period	1.7	31.7
Reductions resulting from lapse of applicable statute of limitation	(8.9)	(3.1)
Decrease from audit settlements	(0.1)	(8.5)
Other adjustments to liability	0.1	(0.2)
Ending balance	$23.7	$62.9

We have approximately $11.8 million of foreign net operating loss carryforwards ($11.5 million will expire between fiscal 2028 and 2043 and $0.3 million have no expiration dates) and $69.2 million of federal net operating loss carryforwards which expire between fiscal 2024 and 2027. Included in net deferred tax liabilities are $18.3 million of tax effected state net operating loss carryforwards which expire in various years ranging from fiscal 2024 to 2043 and $2.1 million of tax effected state capital loss balances that expire in fiscal year 2027 through 2037. Foreign tax credits of $9.1 million will expire between fiscal 2025 and 2033. State tax credits of approximately $4.0 million will expire in various years ranging from fiscal 2024 to 2030.

In fiscal 2022, we reflected additional tax expense of $25.0 million related to tax elections made in conjunction with filing our fiscal 2021 federal tax return.  These elections are still under review with the IRS. These elections may result in increases to the tax basis in those assets and if successful would result in tax benefits being realized in future periods.

We have recognized a valuation allowance for the portion of the net operating loss carryforwards, capital loss carryforwards, tax credit carryforwards, and other deferred tax assets we believe are not more likely than not to be realized. The net change in the valuation allowance for fiscal 2023 was an increase of $2.1 million. During fiscal 2023, we concluded that certain tax elections made by a subsidiary had a confidence level of more-likely-than-not which allowed us to release a valuation allowance of $28.1 million. Additionally, a valuation allowance increased by $30.1 million for an item that was previously reserved as an uncertain tax position. For fiscal 2022, the change in the valuation allowance was an increase of $388.0 million, which principally relates to valuation allowances on increases in tax basis from tax elections made on our fiscal 2021 federal tax return that are still under review with the IRS.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
(columnar dollars in millions except per share amounts)

In the prior year, we made the assessment that the current earnings of certain foreign subsidiaries were not indefinitely reinvested or that we could not remit to the U.S. parent in a tax-neutral transaction. Accordingly, we have recorded a deferred tax liability of $6.2 million on approximately $123.4 million of earnings at May 28, 2023. The deferred tax liability relates to local withholding taxes that will be owed when this cash is distributed. The undistributed historic earnings in our foreign subsidiaries through May 30, 2021 are considered to be indefinitely reinvested or can be remitted in a tax-neutral transaction. Accordingly, we have not recorded a deferred tax liability related to these undistributed historic earnings.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law. We continue to evaluate the impact of the recently enacted law, including whether we are subject to the corporate alternative minimum tax. However, we do not expect the impact to be material to our Consolidated Financial Statements.

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

Leases reported in our Consolidated Balance Sheets were as follows:

	Operating Leases
	Balance Sheet Location	May 28, 2023	May 29, 2022
ROU assets, net	Other assets	$199.5	$211.5
Lease liabilities (current)	Other accrued liabilities	42.3	45.3
Lease liabilities (noncurrent)	Other noncurrent liabilities	186.6	199.4

	Finance Leases
	Balance Sheet Location	May 28, 2023	May 29, 2022
ROU assets, at cost	Property, plant and equipment	$203.5	$208.0
Less accumulated depreciation	Less accumulated depreciation	(77.2)	(64.2)
ROU assets, net	Property, plant and equipment, net	126.3	143.8
Lease liabilities (current)	Current installments of long-term debt	17.4	20.6
Lease liabilities (noncurrent)	Senior long-term debt, excluding current installments	95.2	110.7

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
(columnar dollars in millions except per share amounts)

The components of total lease cost were as follows:

	2023	2022	2021
Operating lease cost	$55.3	$52.9	$51.0
Finance lease cost
Depreciation of leased assets	16.8	16.4	19.0
Interest on lease liabilities	5.3	6.5	8.2
Short-term lease cost	11.0	7.3	5.1
Total lease cost	$88.4	$83.1	$83.3

The weighted-average remaining lease terms and weighted-average discount rate for our leases as of  May 28, 2023 and May 29, 2022 were as follows:

	Operating Leases		Finance Leases
	2023	2022	2023	2022
Weighted-average remaining lease term (in years)	6.7	6.9	6.9	7.3
Weighted-average discount rate	3.55%	3.21%	4.24%	4.91%

Cash flows arising from lease transactions were as follows:

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$57.7	$55.7	$56.0
Operating cash outflows from finance leases	5.3	6.5	8.3
Financing cash outflows from finance leases	25.0	31.2	24.3
ROU assets obtained in exchange for new lease liabilities:
Operating leases	34.2	68.5	21.1
Finance leases	7.8	23.6	26.1

Maturities of lease liabilities by fiscal year as of May 28, 2023 were as follows:

	Operating Leases	Finance Leases	Total
2024	$51.9	$21.2	$73.1
2025	40.7	18.4	59.1
2026	37.1	15.1	52.2
2027	30.5	17.0	47.5
2028	28.3	7.8	36.1
Later years	74.4	53.7	128.1
Total lease payments	262.9	133.2	396.1
Less: Imputed interest	(34.0)	(20.6)	(54.6)
Total lease liabilities	$228.9	$112.6	$341.5

We have entered into contracts that are or contain a lease that have not yet commenced with aggregate payments totaling $268.5 million as of May 28, 2023. This amount primarily relates to a warehouse facility with a future minimum lease commitment of $254.3 million over a term of 20 years. We expect to take control of this leased asset in fiscal 2024.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
(columnar dollars in millions except per share amounts)

15. CONTINGENCIES

Litigation Matters

We are a party to certain litigation matters relating to our acquisition of Beatrice Company ("Beatrice") in fiscal 1991, including litigation proceedings related to businesses divested by Beatrice prior to our acquisition. These proceedings have included suits against a number of lead-based paint and pigment manufacturers, including ConAgra Grocery Products Company, LLC, a wholly owned subsidiary of the Company ("ConAgra Grocery Products"), as alleged successor to W. P. Fuller & Co., a lead-based paint and pigment manufacturer owned and operated by a predecessor to Beatrice from 1962 until 1967. These lawsuits have generally sought damages for personal injury, property damage, economic loss, and governmental expenditures allegedly caused by the use of lead-based paint, and/or injunctive relief for inspection and abatement. When such lawsuits have been brought, ConAgra Grocery Products has denied liability, both on the merits of the claims and on the basis that we do not believe it to be the successor to any liability attributable to W. P. Fuller & Co. In the first half of fiscal 2023, we obtained a final judgment in our favor in one such lawsuit that had been brought in Illinois. Pursuant to the settlement of a consolidated lead-based paint and pigment related action in California in 2019, ConAgra Grocery Products is responsible for payments totaling $101.7 million, payable in seven annual installments from fiscal 2020 through fiscal 2026, of which $61.0 million had been paid as of May 28, 2023. As part of the settlement, ConAgra Grocery Products has also provided a guarantee of up to $15.0 million in the event co-defendant, NL Industries, Inc., defaults on its payment obligations. We had accrued $11.8 million and $28.9 million, within other accrued liabilities and other noncurrent liabilities, respectively, for this matter as of May 28, 2023.

We are party to a number of putative class action lawsuits challenging various product claims made in the Company's product labeling. In the first half of fiscal 2023, we settled one such claim, a class action lawsuit captioned, Briseno v. ConAgra Foods, Inc., et al, related to the labeling for Wesson® oils as 100% natural, for $3.0 million. While we cannot predict with certainty the results of the remaining claims or any other legal proceedings, we do not expect these matters to have a material adverse effect on our financial condition, results of operations, or business.

In the first quarter of fiscal 2023, a consolidated shareholder derivative lawsuit against our executive officers alleging violations of the federal securities laws in 2018 captioned Klein v. Arora, et al., was dismissed and the lawsuit was terminated.

We are party to matters challenging the Company's wage and hour practices. While we cannot predict with certainty the results of these or any other legal proceedings, we do not expect these matters to have a material adverse effect on our financial condition, results of operations, or business.

We are party to a number of matters asserting product liability claims against the Company related to certain Pam® and other cooking spray products. These lawsuits generally seek damages for personal injuries allegedly caused by defects in the design, manufacture, or safety warnings of the cooking spray products. We have put the Company's insurance carriers on notice. While we cannot predict with certainty the results of these or any other legal proceedings, the Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for the litigation related to the cooking spray products based on information available to us at the time of our evaluation.

The Company reevaluates on a quarterly and annual basis its exposure from the litigation related to the cooking spray products, including studying its claims experience and considering numerous variables that can affect its liability exposure from the litigation related to the cooking spray products on an overall or per lawsuit basis. Based upon its regular reevaluation of its exposure from the litigation related to the cooking spray products, the Company has updated its liability analysis for the litigation related to the cooking spray products through May 28, 2023. Although it is reasonably possible that the amount of the loss ultimately incurred may be in excess of the amounts accrued in our financial statements, we do not expect these cooking spray product matters to have a material adverse effect on our financial condition, results of operations, or business.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
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

In October 2019, the Minnesota Pollution Control Agency ("MPCA") initiated an odor complaint investigation at our Waseca, Minnesota vegetable processing facility. As a result of the investigation, the MPCA required implementation of a continuous monitoring system running from May 1 to October 31 in 2020 and 2021 and from April 1 to October 31 in 2022 to monitor hydrogen sulfide emissions at the wastewater treatment facility. As a result of the monitoring data findings, the MPCA has alleged violations of Minnesota Ambient Air Quality Standards based on our hydrogen sulfide emissions during calendar years 2020, 2021, and 2022. While a settlement agreement has not been finalized, the parties have tentatively agreed upon a penalty amount of $1.25 million for all of the alleged violations.

We are a party to certain environmental proceedings relating to businesses divested by Beatrice prior to our acquisition in fiscal 1991, including litigation and administrative proceedings involving Beatrice's possible status as a potentially responsible party at approximately 35 Superfund, proposed Superfund, or state-equivalent sites (the "Beatrice sites"). The Beatrice sites consist of locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, polychlorinated biphenyls, acids, lead, sulfur, tannery wastes, and/or other contaminants. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $40.1 million ($1.5 million within other accrued liabilities and $38.6 million within other noncurrent liabilities) as of May 28, 2023, a majority of which relates to the Superfund and state-equivalent sites referenced above.

Guarantees and Other Contingencies

In certain limited situations, we will guarantee an obligation of an unconsolidated entity. As of May 28, 2023, we continued to guarantee an obligation of the Lamb Weston business pursuant to a guarantee arrangement that existed prior to the spinoff of the Lamb Weston business (the "Spinoff"), remained in place following completion of the Spinoff, and will remain in place until such guarantee obligation is substituted for guarantees issued by Lamb Weston. Pursuant to the separation and distribution agreement, dated as of November 8, 2016 (the "Separation Agreement"), between us and Lamb Weston, this guarantee arrangement is deemed a liability of Lamb Weston that was transferred to Lamb Weston as part of the Spinoff. Accordingly, under the Separation Agreement, in the event that we are required to make any payments as a result of this guarantee arrangement, Lamb Weston is obligated to indemnify us for any such liability, reduced by any insurance proceeds received by us. Lamb Weston is a party to an agricultural sublease agreement with a third party for certain farmland through 2025 (subject, at Lamb Weston's option, to extension for one additional five-year period). Under the terms of the sublease agreement, Lamb Weston is required to make certain rental payments to the sublessor. We have guaranteed to the sublessor Lamb Weston's performance and the payment of all amounts (including indemnification obligations) owed by Lamb Weston under the sublease agreement, up to a maximum of $75.0 million. We believe the farmland associated with this sublease agreement is readily marketable for lease to other area farming operators. As such, we believe that any financial exposure to the Company, in the event that we were required to perform under the guarantee, would be largely mitigated.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
(columnar dollars in millions except per share amounts)

We also guarantee a lease resulting from an exited facility. As of May 28, 2023, the remaining term of this arrangement did not exceed four years and the maximum amount of future payments we have guaranteed was $8.7 million.

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

Commodity futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, diesel fuel and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of May 28, 2023, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through May 2024.

In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of May 28, 2023, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through February 2024.

From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.

Derivatives Designated as Cash Flow Hedges

During the first quarter of fiscal 2019, we entered into deal-contingent forward starting interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to help finance the acquisition of Pinnacle. We settled these contracts during the second quarter of fiscal 2019 and deferred a $47.5 million gain in accumulated other comprehensive income that is being amortized as a reduction of interest expense over the lives of the related debt instruments. In the second quarter of fiscal 2021, $0.5 million was written off in connection with the early extinguishment of debt (see Note 3). The unamortized amount at May 28, 2023 was $31.5 million.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
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

All derivative instruments are recognized on the Consolidated Balance Sheets at fair value (refer to Note 18 for additional information related to fair value measurements). The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with U.S. GAAP, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At May 28, 2023 and May 29, 2022, amounts representing right to reclaim cash collateral and an obligation to return cash collateral of $21.3 and $4.0 million, respectively, were included in prepaid expenses and other current assets in our Consolidated Balance Sheets.

Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or obligation to return cash collateral were reflected in our Consolidated Balance Sheets as follows:

	May 28, 2023	May 29, 2022
Prepaid expenses and other current assets	$10.0	$7.0
Other accrued liabilities	3.6	2.2

The following table presents our derivative assets and liabilities at May 28, 2023, on a gross basis, prior to the setoff of $8.3 million to total derivative assets and $13.0 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$1.1	Other accrued liabilities	$14.4
Foreign exchange contracts	Prepaid expenses and other current assets	0.6	Other accrued liabilities	2.2
Total derivatives not designated as hedging instruments		$1.7		$16.6

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
(columnar dollars in millions except per share amounts)

The following table presents our derivative assets and liabilities, at May 29, 2022, on a gross basis, prior to the setoff of $20.1 million to total derivative assets and $16.1 million to total derivative liabilities where legal right of setoff existed:

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

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Consolidated Statements of Earnings were as follows:

	For the Fiscal Year Ended May 28, 2023
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Earnings of Gains (Losses) Recognized on Derivatives	Amount of Gains (Losses) Recognized on Derivatives in Consolidated Statement of Earnings
Commodity contracts	Cost of goods sold	$(19.7)
Foreign exchange contracts	Cost of goods sold	2.1
Total losses from derivative instruments not designated as hedging instruments		$(17.6)

	For the Fiscal Year Ended May 29, 2022
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Earnings of Gains (Losses) Recognized on Derivatives	Amount of Gains (Losses) Recognized on Derivatives in Consolidated Statement of Earnings
Commodity contracts	Cost of goods sold	$33.4
Foreign exchange contracts	Cost of goods sold	3.7
Total gains from derivative instruments not designated as hedging instruments		$37.1

	For the Fiscal Year Ended May 30, 2021
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Earnings of Gains (Losses) Recognized on Derivatives	Amount of Gains (Losses) Recognized on Derivatives in Consolidated Statement of Earnings
Commodity contracts	Cost of goods sold	$26.6
Foreign exchange contracts	Cost of goods sold	(17.1)
Total gains from derivative instruments not designated as hedging instruments		$9.5

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
(columnar dollars in millions except per share amounts)

As of May 28, 2023, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $134.6 million for purchase contracts. As of May 29, 2022, our open commodity contracts had a notional value of $115.3 million and $96.7 million for purchase and sales contracts, respectively. The notional amount of our foreign currency forward and cross currency swap contracts as of  May 28, 2023 and May 29, 2022 was $87.3 million and $106.6 million, respectively.

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

At May 28, 2023, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $0.6 million.

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

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
(columnar dollars in millions except per share amounts)

The changes in benefit obligations and plan assets at  May 28, 2023 and May 29, 2022 are presented in the following table.

	Pension Plans		Postretirement Plans
	2023	2022	2023	2022
Change in Benefit Obligation
Benefit obligation at beginning of year	$3,132.6	$3,739.2	$64.8	$81.5
Service cost	6.5	8.7	0.1	0.2
Interest cost	124.0	83.3	2.3	1.3
Amendments	3.0	3.7	—	—
Actuarial gain	(265.5)	(503.1)	(6.3)	(9.5)
Benefits paid	(199.3)	(198.3)	(7.3)	(8.2)
Currency	(1.1)	(0.9)	(0.4)	(0.5)
Benefit obligation at end of year	$2,800.2	$3,132.6	$53.2	$64.8
Change in Plan Assets
Fair value of plan assets at beginning of year	$3,294.7	$3,848.8	$3.4	$3.3
Actual return on plan assets	(158.1)	(366.1)	0.1	0.1
Employer contributions	12.5	11.5	7.3	8.2
Benefits paid	(199.3)	(198.4)	(7.3)	(8.2)
Currency	(1.3)	(1.1)	—	—
Fair value of plan assets at end of year	$2,948.5	$3,294.7	$3.5	$3.4

The $265.5 million actuarial gain reducing our projected benefit obligation at the end of fiscal 2023 is principally related to the increase in the discount rate from 4.48% to 5.50%. The change in interest rates also impacted the fair value of our portfolio of fixed income securities which contributed to the $158.1 million reduction in plan assets in fiscal 2023.

The funded status and amounts recognized in our Consolidated Balance Sheets at  May 28, 2023 and May 29, 2022 were as follows:

	Pension Plans		Postretirement Plans
	2023	2022	2023	2022
Funded Status	$148.3	$162.1	$(49.7)	$(61.4)
Amounts Recognized in Consolidated Balance Sheets
Other assets	$249.9	$277.0	$3.3	$3.2
Other accrued liabilities	(9.7)	(10.2)	(7.2)	(8.1)
Other noncurrent liabilities	(91.9)	(104.7)	(45.8)	(56.5)
Net Amount Recognized	$148.3	$162.1	$(49.7)	$(61.4)
Amounts Recognized in Accumulated Other Comprehensive (Income) Loss (Pre-tax)
Actuarial net loss (gain)	$8.1	$(30.2)	$(46.5)	$(44.5)
Net prior service cost (benefit)	9.6	8.0	(9.2)	(11.0)
Total	$17.7	$(22.2)	$(55.7)	$(55.5)
Weighted-Average Actuarial Assumptions Used to Determine Benefit Obligations at May 28, 2023 and May 29, 2022
Discount rate	5.50%	4.48%	5.37%	4.24%
Long-term rate of compensation increase	N/A	N/A	N/A	N/A

The accumulated benefit obligation for all defined benefit pension plans was $2.80 billion and $3.13 billion at May 28, 2023 and May 29, 2022, respectively.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
(columnar dollars in millions except per share amounts)

The projected benefit obligation and accumulated benefit obligation for pension plans with accumulated benefit obligations in excess of plan assets at  May 28, 2023 and May 29, 2022 were as follows:

	2023	2022
Projected benefit obligation	$101.6	$114.9
Accumulated benefit obligation	101.6	114.9

Components of pension and postretirement plan costs included:

	Pension Plans			Postretirement Plans
	2023	2022	2021	2023	2022	2021
Service cost	$6.5	$8.7	$11.6	$0.1	$0.2	$0.2
Interest cost	124.0	83.3	86.8	2.3	1.3	1.5
Expected return on plan assets	(145.9)	(145.4)	(140.0)	—	—	—
Amortization of prior service cost (benefit)	1.4	1.9	2.3	(1.7)	(2.0)	(2.1)
Recognized net actuarial loss (gain)	0.1	(2.9)	0.8	(4.4)	(3.5)	(3.5)
Settlement gain	—	—	—	—	—	(0.5)
Curtailment loss	—	—	0.2	—	—	—
Pension and postretirement cost (benefit) — Company plans	(13.9)	(54.4)	(38.3)	(3.7)	(4.0)	(4.4)
Pension cost (benefit) — multi-employer plans	9.2	8.1	7.4	—	—	—
Total pension and postretirement cost (benefit)	$(4.7)	$(46.3)	$(30.9)	$(3.7)	$(4.0)	$(4.4)

In fiscal 2023, 2022, and 2021, the Company recorded charges of $0.1 million, a gain of $2.9 million, and charges of $0.8 million, respectively, reflecting the year-end write-off of actuarial gains and losses in excess of 10% of our pension liability.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	Pension Plans		Postretirement Plans
	2023	2022	2023	2022
Net actuarial gain (loss)	$(38.4)	$(8.5)	$6.3	$9.6
Amendments	(3.0)	(3.7)	—	—
Amortization of prior service cost (benefit)	1.4	1.9	(1.7)	(2.0)
Recognized net actuarial gain	—	(2.9)	(4.4)	(3.5)
Currency	0.1	0.1	—	0.1
Net amount recognized	$(39.9)	$(13.1)	$0.2	$4.2

Weighted-Average Actuarial Assumptions Used to Determine Net Expense

	Pension Plans			Postretirement Plans
	2023	2022	2021	2023	2022	2021
Discount rate - interest cost	4.09%	2.29%	2.30%	3.83%	1.69%	1.74%
Discount rate - service cost	4.74%	3.50%	3.35%	4.60%	3.55%	3.03%
Long-term rate of return on plan assets	4.56%	3.87%	3.74%	N/A	N/A	N/A
Long-term rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

The Company uses a split discount rate (spot-rate approach) for the U.S. plans and certain foreign plans. The spot-rate approach applies separate discount rates for each projected benefit payment in the calculation of pension service and interest cost.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
(columnar dollars in millions except per share amounts)

We amortize prior service cost for our pension and postretirement plans, as well as amortizable gains and losses for our postretirement plans, in equal annual amounts over the average expected future period of vested service. For plans with no active participants, average life expectancy is used instead of average expected useful service.

Plan Assets

The fair value of plan assets, summarized by level within the fair value hierarchy described in Note 18, as of May 28, 2023, was as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$5.7	$152.6	$—	$158.3
Equity securities:
U.S. equity securities	59.0	19.5	—	78.5
International equity securities	34.4	—	—	34.4
Fixed income securities:
Government bonds	—	562.2	—	562.2
Corporate bonds	—	1,878.1	—	1,878.1
Mortgage-backed bonds	—	22.0	—	22.0
Net receivables for unsettled transactions	2.6	—	—	2.6
Fair value measurement of pension plan assets in the fair value hierarchy	$101.7	$2,634.4	$—	$2,736.1
Investments measured at net asset value				212.4
Total pension plan assets				$2,948.5

The fair value of plan assets, summarized by level within the fair value hierarchy described in Note 18, as of May 29, 2022, was as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$19.8	$93.2	$—	$113.0
Equity securities:
U.S. equity securities	65.6	19.5	—	85.1
International equity securities	34.4	—	—	34.4
Fixed income securities:
Government bonds	—	653.1	—	653.1
Corporate bonds	—	2,179.3	—	2,179.3
Mortgage-backed bonds	—	8.6	—	8.6
Net payables for unsettled transactions	(9.6)	—	—	(9.6)
Fair value measurement of pension plan assets in the fair value hierarchy	$110.2	$2,953.7	$—	$3,063.9
Investments measured at net asset value				230.8
Total pension plan assets				$3,294.7

Level 1 assets are valued based on quoted prices in active markets for identical securities. The majority of the Level 1 assets listed above include the common stock of both U.S. and international companies, mutual funds, and master limited partnership units, all of which are actively traded and priced in the market.

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
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
(columnar dollars in millions except per share amounts)

Certain assets that are measured at fair value using the NAV (net asset value) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. Such investments are generally considered long-term in nature with varying redemption availability. For certain of these investments, with a fair value of approximately $26.2 million as of May 28, 2023, the asset managers have the ability to impose customary redemption gates which may further restrict or limit the redemption of invested funds therein. As of May 28, 2023, no such gates were imposed.

As of May 28, 2023, we have unfunded commitments for additional investments of $35.2 million in private equity funds and $10.1 million in natural resources funds. We expect unfunded commitments to be funded from plan assets rather than the general assets of the Company.

To develop the expected long-term rate of return on plan assets assumption for the pension plans, we consider the current asset allocation strategy, the historical investment performance, and the expectations for future returns of each asset class.

Our pension plan weighted-average asset allocations by asset category were as follows:

	May 28, 2023	May 29, 2022
Equity securities	4%	4%
Debt securities	84%	87%
Real estate funds	1%	1%
Private equity	4%	4%
Other	7%	4%
Total	100%	100%

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

Assumed health care cost trend rates have a significant effect on the benefit obligation of the postretirement plans.

Assumed Health Care Cost Trend Rates at:	May 28, 2023	May 29, 2022
Initial health care cost trend rate	6.92%	6.32%
Ultimate health care cost trend rate	4.43%	4.44%
Year that the rate reaches the ultimate trend rate	2034	2029

We currently anticipate making contributions of approximately $12.1 million to our pension plans in fiscal 2024. We anticipate making contributions of $7.2 million to our other postretirement plans in fiscal 2024. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.

The following table presents estimated future gross benefit payments for our plans:

	Pension	Postretirement
	Plans	Plans
2024	$204.0	$7.2
2025	203.1	6.7
2026	204.7	6.2
2027	205.7	5.7
2028	206.4	5.2
Succeeding 5 years	1,022.0	20.2

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
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

The Company's participation in multiemployer plans for the fiscal year ended May 28, 2023 is outlined in the table below. For each plan that is individually significant to the Company the following information is provided:

•	The "EIN / PN" column provides the Employer Identification Number and the three-digit plan number assigned to a plan by the IRS.

•

The most recent Pension Protection Act Zone Status available for 2022 and 2021 is for plan years that ended in calendar years 2022 and 2021, respectively. The zone status is based on information provided to the Company by each plan. A plan in the "red" zone has been determined to be in "critical status", based on criteria established under the Internal Revenue Code ("Code"), and is generally less than 65% funded. A plan in the "yellow" zone has been determined to be in "endangered status", based on criteria established under the Code, and is generally less than 80% funded. A plan in the "green" zone has been determined to be neither in "critical status" nor in "endangered status", and is generally at least 80% funded.

•

The "FIP/RP Status Pending/Implemented" column indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the "yellow" zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the "red" zone, is pending or has been implemented by the plan as of the end of the plan year that ended in calendar year 2022.

•	Contributions by the Company are the amounts contributed in the Company's fiscal periods ending in the specified year.

•

The "Surcharge Imposed" column indicates whether the Company contribution rate for its fiscal year that ended on May 28, 2023 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in "critical status", in accordance with the requirements of the Code.

•	The last column lists the expiration dates of the collective bargaining agreements pursuant to which the Company contributes to the plans.

For plans that are not individually significant to Conagra Brands the total amount of contributions is presented in the aggregate.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
(columnar dollars in millions except per share amounts)

		Pension Protection Act Zone Status		FIP / RP Status	Contributions by the Company (millions)				Expiration Dates of Collective
Pension Fund	EIN / PN	2022	2021	Pending / Implemented	FY23	FY22	FY21	Surcharge Imposed	Bargaining Agreements
Central States, Southeast and Southwest Areas Pension Fund	36-6044243/ 001	Red, Critical and Declining	Red, Critical and Declining	RP Implemented	2.6	2.5	2.2	No	5/31/2025
Western Conference of Teamsters Pension Plan	91-6145047/ 001	Green	Green	N/A	4.4	3.8	3.8	No	4/30/2025
Other Plans					2.2	1.8	1.4
Total Contributions					$9.2	$8.1	$7.4

The Company was not listed in the Forms 5500 filed by any of the other plans or for any of the other years as providing more than 5% of the plan's total contributions. At the date our financial statements were issued, Forms 5500 were not available for plan years ending in calendar year 2022.

Certain of our employees are covered under defined contribution plans. The expense related to these plans was $59.4 million, $57.9 million, and $47.6 million in fiscal 2023, 2022, and 2021, respectively.

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

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
(columnar dollars in millions except per share amounts)

The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 28, 2023:

	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$9.4	$0.6	$—	$10.0
Deferred compensation assets	7.1	—	—	7.1
Available-for-sale debt securities	—	—	4.0	4.0
Total assets	$16.5	$0.6	$4.0	$21.1
Liabilities:
Derivative liabilities	$—	$3.6	$—	$3.6
Deferred compensation liabilities	67.0	—	—	67.0
Total liabilities	$67.0	$3.6	$—	$70.6

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

During fiscal 2023, we recognized a credit loss of $3.9 million within SG&A expenses related to our convertible note receivable.  The loss was measured using the best estimate of the present value of cash flows expected to be collected.

We recognized charges for the impairment of certain indefinite-lived brands. The fair values of these brands were estimated using the "relief from royalty" method (see Note 7). Impairments in our Grocery & Snacks segment totaled $78.9 million, $90.7 million, and $13.0 million for fiscal 2023, 2022, and 2021, respectively. Impairments in our Refrigerated & Frozen segment totaled $496.6 million, $103.9 million, and $76.9 million for fiscal 2023, 2022, and 2021, respectively. Impairments in our International segment totaled $13.7 million, $14.4 million, and $1.0 million for fiscal 2023, 2022, and 2021, respectively.

During fiscal 2023, goodwill impairment charges totaling $141.7 million were recognized within our Refrigerated & Frozen segment.  The impairments were measured using a discounted cash flow valuation model specific to the Sides, Components and Enhancers reporting unit (see Note 7).

During fiscal 2023, we recognized impairment charges totaling $0.5 million in our Grocery & Snacks segment, $5.7 million in our Refrigerated & Frozen segment, and $20.5 million in our Foodservice segment. During fiscal 2022, we recognized impairment charges totaling $26.3 million in our Grocery & Snacks segment, $28.9 million in our Refrigerated & Frozen segment, and $14.9 million in our Foodservice segment. The impairments were measured based upon the estimated sales price of a disposal group that no longer met the held for sale criteria as of the second quarter of fiscal 2023 (see Note 5).

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
(columnar dollars in millions except per share amounts)

We recognized charges for the impairment of certain long-lived assets measured based upon the estimated sales price of the assets. Impairments totaled $3.0 million in our Grocery & Snacks segment in fiscal 2021.

The carrying amount of long-term debt (including current installments) was $8.60 billion as of May 28, 2023 and $8.80 billion as of May 29, 2022. Based on current market rates, the fair value of this debt (level 2 liabilities) at  May 28, 2023 and May 29, 2022 was estimated at $8.31 billion and $8.85 billion, respectively.

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

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
(columnar dollars in millions except per share amounts)

	2023	2022	2021
Net sales
Grocery & Snacks	$4,981.9	$4,697.4	$4,624.7
Refrigerated & Frozen	5,156.2	4,859.3	4,774.6
International	1,002.5	970.8	938.6
Foodservice	1,136.4	1,008.4	846.8
Total net sales	$12,277.0	$11,535.9	$11,184.7
Operating profit
Grocery & Snacks	$1,002.8	$859.5	$1,092.7
Refrigerated & Frozen	255.0	561.1	836.5
International	121.4	106.7	131.8
Foodservice	85.0	60.3	80.0
Total operating profit	$1,464.2	$1,587.6	$2,141.0
Equity method investment earnings	212.0	145.3	84.4
General corporate expenses	388.9	241.6	364.8
Pension and postretirement non-service income	24.2	67.3	54.5
Interest expense, net	409.6	379.9	420.4
Income tax expense	218.7	290.5	193.8
Net income	$683.2	$888.2	$1,300.9
Less: Net income attributable to noncontrolling interests	(0.4)	—	2.1
Net income attributable to Conagra Brands, Inc.	$683.6	$888.2	$1,298.8

The following table presents further disaggregation of our net sales:

	2023	2022	2021
Frozen	$4,288.1	$4,091.1	$3,948.0
Staples
Other shelf-stable	2,851.9	2,729.5	2,830.2
Refrigerated	868.1	768.2	826.6
Snacks	2,130.0	1,967.9	1,794.5
International	1,002.5	970.8	938.6
Foodservice	1,136.4	1,008.4	846.8
Total net sales	$12,277.0	$11,535.9	$11,184.7

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
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
(columnar dollars in millions except per share amounts)

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	2023	2022	2021
Net derivative gains (losses) incurred	$(17.6)	$37.1	$9.5
Less: Net derivative gains (losses) allocated to reporting segments	19.5	32.7	(6.1)
Net derivative gains (losses) recognized in general corporate expenses	$(37.1)	$4.4	$15.6
Net derivative gains (losses) allocated to Grocery & Snacks	$6.0	$17.3	$(2.3)
Net derivative gains (losses) allocated to Refrigerated & Frozen	9.6	17.4	(1.7)
Net derivative gains (losses) allocated to International	2.5	(3.6)	(1.7)
Net derivative gains (losses) allocated to Foodservice	1.4	1.6	(0.4)
Net derivative gains (losses) included in segment operating profit	$19.5	$32.7	$(6.1)

As of May 28, 2023, the cumulative amount of net derivative losses from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $21.2 million. This amount reflected net losses of $21.4 million incurred during the fiscal year ended May 28, 2023, as well as net gains of $0.2 million incurred prior to fiscal 2023. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results net losses of $20.1 million in fiscal 2024 and $1.1 million in fiscal 2025 and thereafter.

Assets by Segment

The majority of our manufacturing assets are shared across multiple reporting segments. Output from these facilities used by each reporting segment can change over time. Also, working capital balances are not tracked by reporting segment. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment. Total depreciation expense for fiscal 2023, 2022, and 2021 was $313.1 million, $316.1 million, and $328.0 million, respectively.

Other Information

Our operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant with respect to consolidated operations for fiscal 2023, 2022, and 2021. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were approximately $1.04 billion, $1.00 billion, and $960.5 million in fiscal 2023, 2022, and 2021, respectively. Our long-lived assets located outside of the United States are not significant.

Our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 28%, 27%, and 26% of consolidated net sales for fiscal 2023, 2022, and 2021, respectively, significantly impacting the Grocery & Snacks and Refrigerated & Frozen segments.

Walmart, Inc. and its affiliates accounted for approximately 29% and 30% of consolidated net receivables as of May 28, 2023 and May 29, 2022, respectively.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 28, 2023, May 29, 2022, and May 30, 2021
(columnar dollars in millions except per share amounts)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Conagra Brands, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Conagra Brands, Inc. and subsidiaries (the Company) as of May 28, 2023 and May 29, 2022, the related consolidated statements of earnings, comprehensive income, common stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended May 28, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of May 28, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 28, 2023 and May 29, 2022, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended May 28, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 28, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of the recoverability of the carrying value of certain indefinite-lived intangible assets and goodwill

As described in Notes 1 and 7 to the consolidated financial statements, indefinite-lived intangible assets (consisting primarily of brand names and trademarks) and goodwill as of May 28, 2023 were $2.47 billion and $11.18 billion, respectively. For the fiscal year ended May 28, 2023, the Company recorded impairment charges totaling $589.2 million and $141.7 million on indefinite-lived intangible assets and goodwill, respectively. In assessing indefinite-lived intangible assets and goodwill for impairment, the Company performs either a qualitative or quantitative assessment at least annually or whenever circumstances indicate a potential impairment exists. When a quantitative assessment is performed for indefinite-lived intangible assets, the Company estimates the fair value of the intangibles by utilizing a discounted cash flow model that incorporates an estimated royalty rate that would be charged to a third party for the use of the brand. When a quantitative assessment is performed for goodwill, the Company estimates the fair value of the reporting unit by utilizing a discounted cash flow model. Impairment charges are recorded for any intangible assets or goodwill with carrying values in excess of their respective estimated fair values.

We identified the evaluation of the recoverability of the carrying value of certain indefinite-lived intangible assets and the goodwill assigned to the Sides, Components, Enhancers reporting unit as a critical audit matter. In evaluating the recoverability of the carrying value of certain identified-lived intangible assets and the goodwill assigned to the Sides, Components, Enhancers reporting unit the Company performed quantitative impairment tests. Subjective and challenging auditor judgment was required to evaluate certain assumptions used in determining the fair value of these assets. These assumptions included the forecasted revenue growth rates including the terminal growth rates and forecasted margins, royalty rates, and discount rates.

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
July 13, 2023

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of May 28, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

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

With the participation of Conagra Brands' Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of Conagra Brands' internal control over financial reporting as of May 28, 2023. In making this assessment, management used criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management concluded that, as of May 28, 2023, its internal control over financial reporting was effective.

The effectiveness of Conagra Brands' internal control over financial reporting as of May 28, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this annual report on Form 10-K.

/s/ SEAN M. CONNOLLY	/s/ DAVID S. MARBERGER
Sean M. Connolly	David S. Marberger
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
July 13, 2023	July 13, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to our directors will be set forth in the 2023 Proxy Statement under the heading "Voting Item #1: Election of Director Nominees," and the information is incorporated herein by reference. There were no material changes to the procedures by which security holders may recommend nominees to our Board during fiscal 2023.

Information regarding our executive officers is included in Part I of this Form 10-K under the heading "Information About Our Executive Officers," as permitted by the Instruction to Item 401 of Regulation S-K.

If applicable, information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by our directors, executive officers, and holders of more than ten percent of our equity securities will be set forth in the 2023 Proxy Statement under the heading "Information on Stock Ownership—Delinquent Section 16(a) Reports," and the information is incorporated herein by reference.

Information with respect to the Audit / Finance Committee and its financial experts will be set forth in the 2023 Proxy Statement under the heading "Voting Item #1: Election of Director Nominees—How We Govern—The Audit / Finance Committee" and "Voting Item #1: Election of Director Nominees—How We Govern—Board Committees," and the information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company's definitive proxy statement, which will be filed no later than 120 days after May 28, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after May 28, 2023.

Equity Compensation Plan Information

The following table provides information about shares of our common stock that may be issued under existing equity compensation plans as of our most recent fiscal year-end, May 28, 2023.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1)) (3)
Equity compensation plans approved by security holders	6,891,413	$30.86	37,420,695
Equity compensation plans not approved by security holders	—	—	—
Total	6,891,413	$30.86	37,420,695

(1)

Represents shares underlying outstanding awards that have been granted under the terms of the Conagra Brands, Inc. 2014 Stock Plan (as amended effective December 11, 2017) (the "Plan") and the Conagra Brands, Inc. 2009 Stock Plan. Table amounts are comprised of 1,574,918 shares that could be issued under outstanding performance shares (assuming target achievement); 2,816,104 restricted stock units; 202,899 share units representing stock equivalents in deferred compensation plans; and 2,297,492 shares issuable pursuant to outstanding stock options.

The performance shares are earned and common stock issued if pre-set financial objectives are met. The number of shares issued may be equal to, less than, or greater than the number of outstanding performance shares included in column (1), depending on actual performance. The restricted stock units vest and are payable in common stock on a one-to-one basis after expiration of the time periods set forth in the related agreements. The share units representing stock equivalents in the deferred compensation plans are settled in common stock on a one-to-one basis upon distribution on the schedules selected by the participants.

(2)	Reflects the weighted-average exercise price of stock options, and does not take into account performance shares, restricted stock units, or deferral interests, as such awards have no exercise price.

(3)	This number reflects securities available for future awards under the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after May 28, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, PCAOB ID: 185.

The information required by this item with respect to principal accountant fees and services is incorporated by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after May 28, 2023.

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

3.1	Restated Certificate of Incorporation of Conagra Brands, Inc., incorporated herein by reference to Exhibit 3.1 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on September 26, 2022

3.2	Amended and Restated Bylaws of Conagra Brands, Inc., incorporated herein by reference to Exhibit 3.2 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on September 26, 2022

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

4.3	Indenture, dated August 12, 2021, by and between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as Trustee, incorporated herein by reference to Exhibit 4.1 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on August 12, 2021

4.3.1	First Supplemental Indenture, dated August 12, 2021, by and between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as Trustee (including Form of Note), incorporated herein by reference to Exhibit 4.2 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on August 12, 2021

4.4	Description of Securities

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

**10.5	ConAgra Foods, Inc. 2008 Performance Share Plan, effective July 16, 2008, incorporated herein by reference to Exhibit 10.3 of Conagra Brands’ Quarterly Report on Form 10-Q for quarter ended August 24, 2008

**10.5.1	First Amendment to ConAgra Foods, Inc. 2008 Performance Share Plan, dated July 19, 2017, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on July 25, 2017

**10.6	ConAgra Foods, Inc. 2014 Executive Incentive Plan incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on September 22, 2014

**10.7	ConAgra Foods, Inc. 2014 Stock Plan, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on September 22, 2014

**10.7.1	First Amendment to ConAgra Foods, Inc. 2014 Stock Plan, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on December 15, 2017

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

**10.7.5	Form of CEO Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 10.5.11 to Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 26, 2019

**10.8	Form of Director Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on May 19, 2020

**10.9	Form of Senior Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on July 28, 2020

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

10.17	Term Loan Agreement, dated August 26, 2022, by and among Conagra Brands, Inc., Farm Credit Services of America, PCA, as administrative agent and a lender, and the other lenders party thereto, incorporated herein by reference to Exhibit 10.1 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on August 29, 2022

10.18	Second Amended and Restated Revolving Credit Agreement, dated August 26, 2022, by and among Conagra Brands, Inc., Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto, incorporated herein by reference to Exhibit 10.2 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on August 29, 2022

10.19

Tax Matters Agreement, dated as of November 8, 2016, by and between Conagra Brands, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 10.1 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on November 10, 2016

10.20

Trademark License Agreement, dated as of November 8, 2016, by and between ConAgra Foods RDM, Inc. and ConAgra Foods Lamb Weston, Inc., incorporated herein by reference to Exhibit 10.4 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on November 10, 2016

10.20.1

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

101

The following materials from Conagra Brands' Annual Report on Form 10-K for the year ended May 28, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Common Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

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
July 13, 2023

By:	/s/ DAVID S. MARBERGER
David S. Marberger
Executive Vice President and Chief Financial Officer
July 13, 2023

By:	/s/ ROBERT G. WISE
Robert G. Wise
Senior Vice President and Corporate Controller
July 13, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 13th day of July, 2023.

/s/ Sean M. Connolly
Sean M. Connolly	Director

/s/ Anil Arora
Anil Arora	Director

/s/ Thomas K. Brown
Thomas K. Brown	Director

/s/ Emanuel Chirico
Emanuel Chirico	Director

/s/ George Dowdie
George Dowdie	Director

/s/ Fran Horowitz
Fran Horowitz	Director

/s/ Richard H. Lenny
Richard H. Lenny	Director

/s/ Melissa Lora
Melissa Lora	Director

/s/ Ruth Ann Marshall
Ruth Ann Marshall	Director

/s/ Denise A. Paulonis
Denise A. Paulonis	Director