Form 10-Q
period 2023-08-27
CONAGRA BRANDS INC.
filed 2023-10-05
CIK 23217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2023

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

Number of shares outstanding of issuer's common stock as of August 27, 2023 was 477,967,881.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in millions except per share amounts)

(unaudited)

	Thirteen Weeks Ended
	August 27, 2023	August 28, 2022
Net sales	$2,904.0	$2,904.3
Costs and expenses:
Cost of goods sold	2,080.9	2,184.0
Selling, general and administrative expenses	334.1	741.6
Pension and postretirement non-service expense (income)	0.3	(6.1)
Interest expense, net	106.0	97.1
Income (loss) before income taxes and equity method investment earnings	382.7	(112.3)
Income tax expense	98.3	14.4
Equity method investment earnings	35.5	49.2
Net income (loss)	$319.9	$(77.5)
Less: Net income attributable to noncontrolling interests	0.2	—
Net income (loss) attributable to Conagra Brands, Inc.	$319.7	$(77.5)
Earnings (loss) per share — basic
Net income (loss) attributable to Conagra Brands, Inc. common stockholders	$0.67	$(0.16)
Earnings (loss) per share — diluted
Net income (loss) attributable to Conagra Brands, Inc. common stockholders	$0.67	$(0.16)

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in millions)

(unaudited)

	Thirteen Weeks Ended
	August 27, 2023			August 28, 2022
	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount
Net income (loss)	$418.2	$(98.3)	$319.9	$(63.1)	$(14.4)	$(77.5)
Other comprehensive income (loss):
Derivative adjustments:
Unrealized derivative adjustments	4.1	(1.0)	3.1	(2.3)	0.6	(1.7)
Reclassification for derivative adjustments included in net income (loss)	(2.0)	0.5	(1.5)	(0.6)	0.2	(0.4)
Unrealized currency translation gains (losses)	10.6	—	10.6	(13.6)	—	(13.6)
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	0.2	(0.1)	0.1	2.2	(0.1)	2.1
Reclassification for pension and post-employment benefit obligations included in net income (loss)	(1.2)	0.3	(0.9)	(1.1)	0.4	(0.7)
Comprehensive income (loss)	429.9	(98.6)	331.3	(78.5)	(13.3)	(91.8)
Comprehensive income (loss) attributable to noncontrolling interests	0.1	—	0.1	(2.1)	—	(2.1)
Comprehensive income (loss) attributable to Conagra Brands, Inc.	$429.8	$(98.6)	$331.2	$(76.4)	$(13.3)	$(89.7)

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions except share data)

(unaudited)

	August 27, 2023	May 28, 2023
ASSETS
Current assets
Cash and cash equivalents	$93.3	$93.9
Receivables, less allowance for doubtful accounts of $3.8 and $3.8	971.5	965.4
Inventories	2,393.8	2,232.0
Prepaid expenses and other current assets	114.9	93.7
Total current assets	3,573.5	3,385.0
Property, plant and equipment	6,416.9	6,191.1
Less accumulated depreciation	(3,502.3)	(3,417.3)
Property, plant and equipment, net	2,914.6	2,773.8
Goodwill	11,178.2	11,178.2
Brands, trademarks and other intangibles, net	3,192.4	3,205.9
Other assets	1,506.7	1,509.7
	$22,365.4	$22,052.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$513.1	$641.4
Current installments of long-term debt	1,015.4	1,516.0
Accounts and other payables	1,534.6	1,529.4
Accrued payroll	115.1	164.1
Other accrued liabilities	761.9	589.8
Total current liabilities	3,940.1	4,440.7
Senior long-term debt, excluding current installments	7,745.1	7,081.3
Other noncurrent liabilities	1,725.1	1,723.3
Total liabilities	13,410.3	13,245.3
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 584,219,229	2,921.2	2,921.2
Additional paid-in capital	2,334.0	2,376.9
Retained earnings	6,752.9	6,599.4
Accumulated other comprehensive loss	(32.9)	(44.4)
Less treasury stock, at cost, 106,251,348 and 107,196,446 common shares	(3,090.7)	(3,116.3)
Total Conagra Brands, Inc. common stockholders' equity	8,884.5	8,736.8
Noncontrolling interests	70.6	70.5
Total stockholders' equity	8,955.1	8,807.3
	$22,365.4	$22,052.6

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Thirteen Weeks Ended
	August 27, 2023	August 28, 2022
Cash flows from operating activities:
Net income (loss)	$319.9	$(77.5)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	96.6	93.0
Asset impairment charges	15.2	412.8
Equity method investment earnings in excess of distributions	(6.7)	(27.8)
Stock-settled share-based payments expense (benefit)	(2.7)	23.0
Contributions to pension plans	(3.1)	(3.0)
Pension expense (benefit)	2.8	(3.5)
Other items	10.4	(2.4)
Change in operating assets and liabilities:
Receivables	(11.1)	78.7
Inventories	(161.8)	(289.7)
Deferred income taxes and income taxes payable, net	90.6	3.8
Prepaid expenses and other current assets	(35.6)	(17.4)
Accounts and other payables	81.4	39.4
Accrued payroll	(49.0)	(46.4)
Other accrued liabilities	96.6	80.7
Net cash flows from operating activities	443.5	263.7
Cash flows from investing activities:
Additions to property, plant and equipment	(143.6)	(125.4)
Sale of property, plant and equipment	0.2	2.0
Purchase of marketable securities	(0.7)	(0.5)
Sale of marketable securities	0.7	0.5
Other items	5.0	—
Net cash flows from investing activities	(138.4)	(123.4)
Cash flows from financing activities:
Issuance of short-term borrowings, maturities greater than 90 days	43.5	—
Repayment of short-term borrowings, maturities greater than 90 days	(54.8)	—
Net issuance (repayment) of other short-term borrowings, maturities less than or equal to 90 days	(117.0)	69.1
Issuance of long-term debt	500.0	—
Repayment of long-term debt	(504.3)	(10.7)
Debt issuance costs	(2.8)	(4.0)
Repurchase of Conagra Brands, Inc. common shares	—	(50.0)
Cash dividends paid	(157.4)	(150.0)
Exercise of stock options and issuance of other stock awards, including tax withholdings	(13.7)	(8.3)
Other items	(0.6)	(0.5)
Net cash flows from financing activities	(307.1)	(154.4)
Effect of exchange rate changes on cash and cash equivalents	1.4	(1.8)
Net change in cash and cash equivalents	(0.6)	(15.9)
Cash and cash equivalents at beginning of period	93.9	83.3
Cash and cash equivalents at end of period	$93.3	$67.4

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(columnar dollars in millions except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements of Conagra Brands, Inc. (the "Company", "Conagra Brands", "we", "us", or "our") have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. All adjustments are of a normal recurring nature. The results of operations for any quarter or a partial fiscal year period are not necessarily indicative of the results to be expected for other periods or the full fiscal year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended May 28, 2023. There were no significant changes to our accounting policies from those disclosed in Note 1, "Summary of Significant Accounting Policies", to the Consolidated Financial Statements in that Form 10-K.

In September 2022, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2022-04, Supplier Finance Programs (Topic 405-50) - Disclosure of Supplier Finance Program Obligations, to add disclosure requirements related to supplier financing programs under Accounting Standards Codification 405, Liabilities. The guidance requires entities that maintain supplier financing programs to provide information in their financial statements about their use of supplier finance programs and their effect on the entity's working capital, liquidity, and cash flows. Specifically, the amendment requires entities to disclose the key terms of their programs, amounts outstanding, balance sheet presentation, and a roll-forward of amounts outstanding during the annual period. Only the amount outstanding at the end of the period is required to be disclosed in interim periods. We adopted this ASU when it became effective in the first quarter of fiscal 2024, except for the roll-forward requirement, which will be effective in fiscal 2025. The adoption of this ASU did not have a significant impact on our financial statements and related disclosures.

2. RESTRUCTURING ACTIVITIES

See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended  May 28, 2023 for additional information on our restructuring activities.

Conagra Restructuring Plan

In fiscal 2019, senior management initiated a restructuring plan for costs incurred in connection with actions taken to improve selling, general and administrative ("SG&A") expense effectiveness and efficiencies and to optimize our supply chain network (the "Conagra Restructuring Plan"). As of  August 27, 2023, we have approved the incurrence of $228.5 million ($69.2 million of cash charges and $159.3 million of non-cash charges) for several projects associated with the Conagra Restructuring Plan. In the first quarter of fiscal 2024 and 2023, we recognized charges of $23.8 million and $4.1 million, respectively, in connection with the Conagra Restructuring Plan. We have recognized cumulative charges of $176.7 million since the inception of this plan through August 27, 2023. We expect to incur costs related to the Conagra Restructuring Plan over a multi-year period.

During the first quarter of fiscal 2024, we recognized the following pre-tax expenses for the Conagra Restructuring Plan:

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$3.2	$0.1	$—	$—	$3.3
Other cost of goods sold	—	—	0.9	—	0.9
Total cost of goods sold	3.2	0.1	0.9	—	4.2
Severance and related costs	0.7	—	3.6	—	4.3
Asset impairment	0.6	—	14.1	—	14.7
Consulting/professional fees	0.2	—	—	—	0.2
Other SG&A	—	0.3	—	0.1	0.4
Total SG&A	1.5	0.3	17.7	0.1	19.6
Total	$4.7	$0.4	$18.6	$0.1	$23.8

Included in the above results are $4.9 million of charges that have resulted or will result in cash outflows and $18.9 million in non-cash charges.

Liabilities recorded for the Conagra Restructuring Plan and changes therein for the first quarter of fiscal 2024 were as follows:

	Balance at May 28, 2023	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at August 27, 2023
Severance and related costs	$1.7	$4.4	$(0.3)	$(0.1)	$5.7
Consulting/professional fees	0.2	0.2	(0.3)	—	0.1
Other costs	—	0.4	(0.4)	—	—
Total	$1.9	$5.0	$(1.0)	$(0.1)	$5.8

3. DEBT AND REVOLVING CREDIT FACILITY

Senior Notes

During the first quarter of fiscal 2024, we repaid the entire outstanding $500.0 million aggregate principal amount of our 0.50% senior notes on their maturity date of August 11, 2023. The repayment was primarily funded using the net proceeds from the issuance of $500.0 million aggregate principal amount of 5.30% senior notes due October 1, 2026.

During the third quarter of fiscal 2023, we repaid the remaining outstanding $437.0 million aggregate principal amount of our 3.20% senior notes on their maturity date of January 25, 2023.

During the second quarter of fiscal 2023, we repaid the entire outstanding $250.0 million aggregate principal amount of our 3.25% senior notes on their maturity date of September 15, 2022.

Term Loan

During the second quarter of fiscal 2023, we borrowed the full $500.0 million aggregate principal amount available under our unsecured term loan (the "Term Loan") from a syndicate of financial institutions. The Term Loan matures on August 26, 2025.

Revolving Credit Facility

At  August 27, 2023, we had a revolving credit facility (the "Revolving Credit Facility") with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $2.0 billion (subject to increase to a maximum aggregate principal amount of $2.5 billion with consent of the lenders). The Revolving Credit Facility matures on August 26, 2027 and is unsecured. The Company may request the term of the Revolving Credit Facility be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. As of August 27, 2023, there were no outstanding borrowings under the Revolving Credit Facility.

Debt Covenants

The Revolving Credit Facility generally requires our ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest expense to be not less than 3.0 to 1.0 and our ratio of funded net debt to EBITDA not to exceed 4.5 to 1.0, with each ratio to be calculated on a rolling four-quarter basis. As of August 27, 2023, we were in compliance with all financial covenants under the Revolving Credit Facility.

Commercial Paper

As of  August 27, 2023 and May 28, 2023, we had $458.7 million and $576.0 million, respectively, outstanding under our commercial paper program.

Interest Expense

Net interest expense consists of:

	Thirteen Weeks Ended
	August 27, 2023	August 28, 2022
Long-term debt	$102.5	$97.7
Short-term debt	7.4	1.9
Interest income	(1.1)	(0.9)
Interest capitalized	(2.8)	(1.6)
	$106.0	$97.1

4. FINANCING ARRANGEMENTS

Supplier Financing Arrangements

In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. A number of factors may impact our future payment terms, including our relative creditworthiness, overall market liquidity, and changes in interest rates and other general economic conditions. Our current payment terms with our suppliers, which we deem to be commercially reasonable, range up to 120 days. Certain suppliers have access to third-party services that allow them to view our scheduled payments online and finance advances on our scheduled payments at the sole discretion of the supplier and the third-party. We have no direct financial relationship with the financial institutions, and we have pledged no assets in connection with our accounts payable programs. All amounts due to participating suppliers are paid to the third party on the original invoice due dates, regardless of whether a particular invoice was sold. Supplier participation in these agreements is voluntary. As of August 27, 2023 and May 28, 2023, $347.3 million and $355.1 million, respectively, of our total accounts and other payables were payable to suppliers who utilized these third-party services. The associated payments are included in net cash flows from operating activities within our Condensed Consolidated Statements of Cash Flows.

We have also concluded that certain obligations to our suppliers, including amounts due and scheduled payment terms, are impacted by these third-party service programs and these arrangements are classified as notes payable within our Condensed Consolidated Balance Sheets. The proceeds and payments associated with short-term borrowings are reflected as financing activities within our Condensed Consolidated Statements of Cash Flows. As of  August 27, 2023 and May 28, 2023, we had approximately $51.2 million and $62.5 million, respectively, of short-term borrowings related to these arrangements.

Non-cash Lease Arrangements

In the first quarter of fiscal 2024, we took control of a third-party distribution facility that was assessed to be a finance lease. At lease commencement, the term of the lease was 20 years with a discount rate of 5.42%. As a result, we recorded a $165.3 million finance lease right-of-use asset reflected in property, plant and equipment along with a corresponding finance lease obligation reflected in long-term debt (including current installments) within our Condensed Consolidated Balance Sheets.

5. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the first quarter of fiscal 2024 was as follows:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Balance as of May 28, 2023	$4,692.4	$5,469.5	$283.5	$732.8	$11,178.2
Currency translation	—	—	—	—	—
Balance as of August 27, 2023	$4,692.4	$5,469.5	$283.5	$732.8	$11,178.2

Other identifiable intangible assets were as follows:

	August 27, 2023		May 28, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets
Brands and trademarks	$2,470.6	$—	$2,470.6	$—
Amortizing intangible assets
Customer relationships and intellectual property	1,232.2	510.4	1,232.2	496.9
	$3,702.8	$510.4	$3,702.8	$496.9

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

 Amortizing intangible assets carry a remaining weighted average life of approximately 17 years. Amortization expense was $13.5 million and $14.8 million for the first quarter of fiscal 2024 and 2023, respectively. Based on amortizing assets recognized in our Condensed Consolidated Balance Sheet as of August 27, 2023, amortization expense is estimated to average $46.2 million for each of the next five years.

6. DERIVATIVE FINANCIAL INSTRUMENTS

See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended May 28, 2023, for additional information on our derivative activities.

Derivatives Designated as Cash Flow Hedges

During the first quarter of fiscal 2019, we entered into deal-contingent forward starting interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to help finance the acquisition of Pinnacle Foods, Inc. We settled these contracts during the second quarter of fiscal 2019 and deferred a $47.5 million gain in accumulated other comprehensive income that is being amortized as a reduction of interest expense over the lives of the related debt instruments. The unamortized amount at August 27, 2023, was $30.6 million.

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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen Weeks Ended
	August 27, 2023	August 28, 2022
Gross derivative gains incurred	$19.5	$9.5
Less: Net derivative gains (losses) allocated to reporting segments	(8.1)	9.0
Net derivative gains recognized in general corporate expenses	$27.6	$0.5
Net derivative gains (losses) allocated to Grocery & Snacks	$(3.9)	$5.0
Net derivative gains (losses) allocated to Refrigerated & Frozen	(2.3)	3.3
Net derivative gains (losses) allocated to International	(1.6)	0.1
Net derivative gains (losses) allocated to Foodservice	(0.3)	0.6
Net derivative gains (losses) included in segment operating profit	$(8.1)	$9.0

The fair values of our derivative positions were not material as of  August 27, 2023 and were Level 1 or Level 2 assets or liabilities in the fair value hierarchy (see Note 14 for further information). We have not significantly changed our valuation techniques from prior periods.

The location and amount of gains from derivatives not designated as hedging instruments in our Condensed Consolidated Statements of Operations were as follows:

	Location in Condensed Consolidated	Gains (Losses) Recognized on Derivatives in Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended
Derivatives Not Designated as Hedging Instruments	Statements of Operations of Gains (Losses) Recognized on Derivatives	August 27, 2023	August 28, 2022
Commodity contracts	Cost of goods sold	$22.5	$6.3
Foreign exchange contracts	Cost of goods sold	(3.0)	3.2
Total gains from derivative instruments not designated as hedging instruments		$19.5	$9.5

As of August 27, 2023, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $94.3 million for purchase contracts. As of May 28, 2023, our open commodity contracts had a notional value of $134.6 million for purchase contracts. The notional amount of our foreign currency forward contracts as of August 27, 2023 and May 28, 2023 was $94.5 million and $87.3 million, respectively.

7. SHARE-BASED PAYMENTS

For the first quarter of fiscal 2024 and 2023, we recognized total stock-based compensation income (including restricted stock units and performance shares) of $2.7 million and expense of $23.0 million, respectively. In the first quarter of fiscal 2024, we granted 1.9 million restricted stock units at a weighted average grant date price of $32.62 per share unit and 0.9 million performance shares at a weighted average grant date price of $32.57 per share.

Performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goal for the three-year performance period ending in fiscal 2024 (the "2024 performance period") is based on our diluted earnings per share ("EPS") compound annual growth rate ("CAGR"), subject to certain adjustments, measured over the defined performance period. The performance goals for the three-year performance periods ending in fiscal 2025 (the "2025 performance period") and 2026 (the "2026 performance period") are based on our net sales and diluted EPS growth, subject to certain adjustments, measured over the defined performance period, with each year of the performance period weighted one-third. For each of the 2024 performance period, 2025 performance period, and 2026 performance period, the awards actually earned will range from zero to two hundred percent of the targeted number of performance shares for such performance period. Dividend equivalents are paid on the portion of performance shares actually earned at our regular dividend rate in additional shares of common stock.

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

8. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated on the basis of weighted average outstanding shares of common stock. Diluted earnings per share is computed on the basis of basic weighted average outstanding shares of common stock adjusted for the dilutive effect of stock options, restricted stock unit awards, and other dilutive securities. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards from the diluted loss per share calculation, as their inclusion would have an antidilutive effect.

The following table reconciles the income (loss) and average share amounts used to compute both basic and diluted earnings (loss) per share:

	Thirteen Weeks Ended
	August 27, 2023	August 28, 2022
Net income (loss) attributable to Conagra Brands, Inc. common stockholders:	$319.7	$(77.5)
Weighted average shares outstanding:
Basic weighted average shares outstanding	478.2	480.6
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	1.6	—
Diluted weighted average shares outstanding	479.8	480.6

For the first quarter of fiscal 2024, there were 0.6 million stock options outstanding that were excluded from the computation of diluted weighted average shares because the effect was antidilutive. For the first quarter of fiscal 2023, all dilutive stock options, restricted stock unit awards, and other dilutive securities outstanding of 1.7 million shares were excluded from the computation of shares contingently issuable upon exercise, as we recognized a net loss.

9. INVENTORIES

The major classes of inventories were as follows:

	August 27, 2023	May 28, 2023
Raw materials and packaging	$388.1	$382.6
Work in process	278.9	224.6
Finished goods	1,622.5	1,523.0
Supplies and other	104.3	101.8
Total	$2,393.8	$2,232.0

10. INCOME TAXES

In the first quarter of fiscal 2024 and 2023, we recognized income tax expense of $98.3 million and $14.4 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 23.5% and (22.8)% for the first quarter of fiscal 2024 and 2023, respectively.

The effective tax rate in the first quarter of fiscal 2024 was in line with our expected effective tax rate of approximately 24%.

The effective tax rate for the first quarter of fiscal 2023 reflected the impact of an impairment of goodwill that is largely non-deductible for tax purposes. During the first quarter of fiscal 2023, goodwill impairment charges totaling $141.7 million were recognized with an associated tax benefit of $2.7 million.

The amount of gross unrecognized tax benefits for uncertain tax positions was $24.5 million as of August 27, 2023 and $23.7 million as of May 28, 2023. These amounts include the issue of certain elections made in connection with our fiscal 2022 federal tax return which remains under review with the U.S. Internal Revenue Service. The gross unrecognized tax benefits excluded related liabilities for gross interest and penalties of $6.0 million and $5.6 million as of  August 27, 2023 and May 28, 2023, respectively.

The net amount of unrecognized tax benefits at August 27, 2023 and May 28, 2023 that, if recognized, would favorably impact the Company's effective tax rate was $22.0 million and $21.3 million, respectively.

We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $4.0 million over the next twelve months due to various audit settlements and the expiration of statutes of limitations.

We have previously made the assessment that the current earnings of certain foreign subsidiaries were not indefinitely reinvested or that we could not remit to the U.S. parent in a tax-neutral transaction. Accordingly, we have recorded a deferred tax liability of $11.2 million on approximately $223.5 million of cumulative earnings at August 27, 2023. The deferred tax liability relates to local withholding taxes that will be owed when this cash is distributed. The undistributed historic earnings in our foreign subsidiaries through May 30, 2021 are considered to be indefinitely reinvested or can be remitted in a tax-neutral transaction. Accordingly, we have not recorded a deferred tax liability related to these undistributed historic earnings.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law. We have determined that we are not subject to the corporate alternative minimum tax at this time.

11. CONTINGENCIES

Litigation Matters

We are a party to certain litigation matters as a result of our acquisition of Beatrice Company ("Beatrice") in fiscal 1991, including litigation proceedings related to lead-based paint and pigment businesses divested by Beatrice prior to our acquisition. These lawsuits have generally sought damages for personal injury, property damage, economic loss, and governmental expenditures allegedly caused by the use of lead-based paint. We have denied liability, both on the merits of the claims and on the basis that we do not believe we are the successor to any such liability. In one such action in California, we agreed to pay $101.7 million, in seven annual installments from fiscal 2020 through fiscal 2026 (of which $61.0 million had been paid as of August 27, 2023), pursuant to a 2019 settlement, which settlement also included a default guarantee for up to $15.0 million in payments to be made by co-defendant, NL Industries, Inc. We had accrued $11.9 million and $28.8 million, within other accrued liabilities and other noncurrent liabilities, respectively, for this matter as of August 27, 2023.

We are party to a number of matters asserting product liability claims against the Company related to certain Pam® and other cooking spray products. These lawsuits generally seek damages for personal injuries allegedly caused by defects in the design, manufacture, or safety warnings of the cooking spray products. We have put the Company's insurance carriers on notice. While we cannot predict with certainty the results of these or any other legal proceedings, the Company believes adequate provision has been made in its condensed consolidated financial statements for all probable and reasonably estimable losses for the litigation related to the cooking spray products based on information available to us at the time of our evaluation.

We are a party to various lawsuits including putative class action lawsuits challenging various product claims made in the Company's product labeling and matters challenging the Company's wage and hour practices. While we cannot predict with certainty the results of these or any other legal proceedings, we do not expect these matters to have a material adverse effect on our financial condition, results of operations, or business.

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

In October 2019, the Minnesota Pollution Control Agency ("MPCA") initiated an odor complaint investigation at our Waseca, Minnesota vegetable processing facility. As a result of the investigation, the MPCA required implementation of a continuous monitoring system running from May 1 to  October 31 in 2020 and 2021 and from April 1 to  October 31 in 2022 to monitor hydrogen sulfide emissions at the wastewater treatment facility. As a result of the monitoring data findings, the MPCA alleged violations of Minnesota Ambient Air Quality Standards based on our hydrogen sulfide emissions during calendar years 2020, 2021, and 2022. On August 23, 2023, the parties settled the matter pursuant to a Stipulation Agreement in which Conagra agreed to take certain steps to manage and decrease hydrogen sulfide emissions and pay MPCA $1.25 million.

We are a party to certain environmental proceedings relating to businesses divested by Beatrice prior to our acquisition in fiscal 1991, including litigation and administrative proceedings involving Beatrice's possible status as a potentially responsible party at approximately 35 Superfund, proposed Superfund, or state-equivalent sites (the "Beatrice sites"). The Beatrice sites consist of locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, polychlorinated biphenyls, acids, lead, sulfur, tannery wastes, and/or other contaminants. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $39.8 million ($1.5 million within other accrued liabilities and $38.3 million within other noncurrent liabilities) as of August 27, 2023, a majority of which relates to the Superfund and state-equivalent sites referenced above.

Guarantees and Other Contingencies

In certain limited situations, we will guarantee an obligation of an unconsolidated entity. As of August 27, 2023, we continued to guarantee an obligation of the Lamb Weston business pursuant to a guarantee arrangement that existed prior to the spinoff of the Lamb Weston business (the "Spinoff"), remained in place following completion of the Spinoff, and will remain in place until such guarantee obligation is substituted for guarantees issued by Lamb Weston. Pursuant to the separation and distribution agreement, dated as of November 8, 2016 (the "Separation Agreement"), between us and Lamb Weston, this guarantee arrangement is deemed a liability of Lamb Weston that was transferred to Lamb Weston as part of the Spinoff. Accordingly, under the Separation Agreement, in the event that we are required to make any payments as a result of this guarantee arrangement, Lamb Weston is obligated to indemnify us for any such liability, reduced by any insurance proceeds received by us. Lamb Weston is a party to an agricultural sublease agreement with a third party for certain farmland through 2025 (subject, at Lamb Weston's option, to extension for one additional five-year period). Under the terms of the sublease agreement, Lamb Weston is required to make certain rental payments to the sublessor. We have guaranteed to the sublessor Lamb Weston's performance and the payment of all amounts (including indemnification obligations) owed by Lamb Weston under the sublease agreement, up to a maximum of $75.0 million. We believe the farmland associated with this sublease agreement is readily marketable for lease to other area farming operators. As such, we believe that any financial exposure to the Company, in the event that we were required to perform under the guarantee, would be largely mitigated.

We also guarantee a lease resulting from an exited facility. As of August 27, 2023, the remaining term of this arrangement did not exceed four years and the maximum amount of guaranteed future payments was $8.0 million.

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

Components of pension and postretirement plan costs (benefits) are:

	Pension Plans
	Thirteen Weeks Ended
	August 27, 2023	August 28, 2022
Service cost	$1.5	$1.6
Interest cost	36.7	31.0
Expected return on plan assets	(35.8)	(36.5)
Amortization of prior service cost	0.4	0.4
Pension cost (benefit) — Company plans	2.8	(3.5)
Pension cost (benefit) — multi-employer plans	2.1	2.2
Total pension cost (benefit)	$4.9	$(1.3)

	Postretirement Plans
	Thirteen Weeks Ended
	August 27, 2023	August 28, 2022
Interest cost	0.6	0.5
Amortization of prior service cost (benefit)	(0.4)	(0.4)
Recognized net actuarial gain	(1.2)	(1.1)
Total postretirement cost (benefit)	$(1.0)	$(1.0)

The Company uses a split discount rate (spot-rate approach) for the U.S. plans and certain foreign plans. The spot-rate approach applies separate discount rates for each projected benefit payment in the calculation of pension service and interest cost.

The weighted-average discount rates for service and interest costs under the spot-rate approach used for pension cost in fiscal 2024 were 5.64% and 5.44%, respectively.

During the first quarter of fiscal 2024, we contributed $3.1 million to our pension plans and contributed $1.6 million to our postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $9.0 million to our pension plans during the remainder of fiscal 2024. We anticipate making further contributions of approximately $5.6 million to our postretirement plans during the remainder of fiscal 2024. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.

13. STOCKHOLDERS' EQUITY

The following table presents a reconciliation of our stockholders' equity accounts for the thirteen weeks ended August 27, 2023:

	Conagra Brands, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 28, 2023	584.2	$2,921.2	$2,376.9	$6,599.4	$(44.4)	$(3,116.3)	$70.5	$8,807.3
Stock option and incentive plans			(42.9)	1.1		25.6		(16.2)
Currency translation adjustments					10.7		(0.1)	10.6
Derivative adjustments					1.6			1.6
Activities of noncontrolling interests							0.2	0.2
Pension and postretirement healthcare benefits					(0.8)			(0.8)
Dividends declared on common stock; $0.35 per share				(167.3)				(167.3)
Net income attributable to Conagra Brands, Inc.				319.7				319.7
Balance at August 27, 2023	584.2	$2,921.2	$2,334.0	$6,752.9	$(32.9)	$(3,090.7)	$70.6	$8,955.1

The following table presents a reconciliation of our stockholders' equity accounts for the thirteen weeks ended August 28, 2022:

	Conagra Brands, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 29, 2022	584.2	$2,921.2	$2,324.6	$6,550.7	$(11.2)	$(2,997.6)	$74.5	$8,862.2
Stock option and incentive plans			(1.6)	0.2		16.3		14.9
Currency translation adjustments					(11.5)		(2.1)	(13.6)
Repurchase of common shares						(50.0)		(50.0)
Derivative adjustments					(2.1)			(2.1)
Pension and postretirement healthcare benefits					1.4			1.4
Dividends declared on common stock; $0.33 per share				(158.6)				(158.6)
Net loss attributable to Conagra Brands, Inc.				(77.5)				(77.5)
Balance at August 28, 2022	584.2	$2,921.2	$2,323.0	$6,314.8	$(23.4)	$(3,031.3)	$72.4	$8,576.7

The following table details the accumulated balances for each component of other comprehensive loss, net of tax:

	August 27, 2023	May 28, 2023
Currency translation losses, net of reclassification adjustments	$(89.0)	$(99.7)
Derivative adjustments, net of reclassification adjustments	30.8	29.2
Pension and postretirement benefit obligations, net of reclassification adjustments	25.3	26.1
Accumulated other comprehensive loss	$(32.9)	$(44.4)

The following tables summarize the reclassifications from accumulated other comprehensive income (loss) into income:

	Thirteen Weeks Ended		Affected Line Item in the Condensed Consolidated Statement of Operations1
	August 27, 2023	August 28, 2022
Net derivative adjustments:
Cash flow hedges	$(0.9)	$(0.8)	Interest expense, net
Cash flow hedges	(1.1)	0.2	Equity method investment earnings
	(2.0)	(0.6)	Total before tax
	0.5	0.2	Income tax expense
	$(1.5)	$(0.4)	Net of tax
Pension and postretirement liabilities:
Net actuarial gain	$(1.2)	$(1.1)	Pension and postretirement non-service income
	(1.2)	(1.1)	Total before tax
	0.3	0.4	Income tax expense
	$(0.9)	$(0.7)	Net of tax

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 27, 2023:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$7.8	$0.2	$—	$8.0
Deferred compensation assets	6.8	—	—	6.8
Available-for-sale debt securities	—	—	4.0	4.0
Total assets	$14.6	$0.2	$4.0	$18.8
Liabilities:
Derivative liabilities	$—	$2.6	$—	$2.6
Deferred compensation liabilities	69.6	—	—	69.6
Total liabilities	$69.6	$2.6	$—	$72.2

The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 28, 2023:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$9.4	$0.6	$—	$10.0
Deferred compensation assets	7.1	—	—	7.1
Available-for-sale debt securities	—	—	4.0	4.0
Total assets	$16.5	$0.6	$4.0	$21.1
Liabilities:
Derivative liabilities	$—	$3.6	$—	$3.6
Deferred compensation liabilities	67.0	—	—	67.0
Total liabilities	$67.0	$3.6	$—	$70.6

Certain assets and liabilities, including long-lived assets, goodwill, asset retirement obligations, and equity investments are measured at fair value on a nonrecurring basis using Level 3 inputs.

In the first quarter of fiscal 2024, we recognized charges for the impairment of certain long-lived assets based upon a discounted cash flow valuation model and included in restructuring activities (see Note 2). Impairments totaled $0.6 million in our Grocery & Snacks segment and $14.1 million in our International segment.

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

In the first quarter of fiscal 2023, we recognized impairment charges totaling $0.5 million in our Grocery & Snacks segment, $5.7 million in our Refrigerated & Frozen segment, and $20.5 million in our Foodservice segment. The fair value was measured based upon the estimated sales price of a disposal group that no longer met the held for sale criteria as of the second quarter of fiscal 2023.

The carrying amount of long-term debt (including current installments) was $8.76 billion and $8.60 billion as of August 27, 2023 and May 28, 2023, respectively. Based on current market rates, the fair value of this debt (level 2 liabilities) at August 27, 2023 and May 28, 2023, was estimated at $8.37 billion and $8.31 billion, respectively.

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

Operating profit (loss) for each of the segments is based on net sales less all identifiable operating expenses. General corporate expense; pension and postretirement non-service expense (income); interest expense, net; income taxes; and equity method investment earnings have been excluded from segment operations.

	Thirteen Weeks Ended
	August 27, 2023	August 28, 2022
Net sales
Grocery & Snacks	$1,202.9	$1,188.3
Refrigerated & Frozen	1,151.6	1,207.6
International	260.2	233.5
Foodservice	289.3	274.9
Total net sales	$2,904.0	$2,904.3
Operating profit (loss)
Grocery & Snacks	$258.7	$250.4
Refrigerated & Frozen	199.2	(216.3)
International	23.7	26.9
Foodservice	44.1	1.2
Total operating profit	$525.7	$62.2
Equity method investment earnings	35.5	49.2
General corporate expense	36.7	83.5
Pension and postretirement non-service expense (income)	0.3	(6.1)
Interest expense, net	106.0	97.1
Income tax expense	98.3	14.4
Net income (loss)	$319.9	$(77.5)
Less: Net income attributable to noncontrolling interests	0.2	—
Net income (loss) attributable to Conagra Brands, Inc.	$319.7	$(77.5)

The following table presents further disaggregation of our net sales:

	Thirteen Weeks Ended
	August 27, 2023	August 28, 2022
Frozen	$948.4	$1,008.4
Staples
Other shelf-stable	696.8	690.1
Refrigerated	203.2	199.2
Snacks	506.1	498.2
Foodservice	289.3	274.9
International	260.2	233.5
Total net sales	$2,904.0	$2,904.3

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

Assets by Segment

The majority of our manufacturing assets are shared across multiple reporting segments. Output from these facilities used by each reporting segment can change over time. Also, working capital balances are not tracked by reporting segment. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment. Total depreciation expense was $83.1 million and $78.2 million for the first quarter of fiscal 2024 and 2023, respectively.

Other Information

Our operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant with respect to consolidated operations for the first quarter of fiscal 2024 and 2023. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were approximately $270.7 million and $241.8 million in the first quarter of fiscal 2024 and 2023, respectively. Our long-lived assets located outside of the United States are not significant.

Our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 27% of consolidated net sales in both the first quarter of fiscal 2024 and 2023, primarily in the Grocery & Snacks and Refrigerated & Frozen segments.

Walmart, Inc. and its affiliates accounted for approximately 30% and 29% of consolidated net receivables as of August 27, 2023 and May 28, 2023, respectively.

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

The discussion that follows should be read together with the unaudited Condensed Consolidated Financial Statements and related notes contained in this report and with the financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended May 28, 2023 and subsequent filings with the SEC. Results for the first quarter of fiscal 2024 are not necessarily indicative of results that may be attained in the future.

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

Fiscal 2024 First Quarter Results

In the first quarter of fiscal 2024, results reflected flat net sales, with organic (excludes the impact of foreign exchange) increases in our Grocery & Snacks, Foodservice, and International segments offset by a decrease in our Refrigerated & Frozen segment, in each case compared to the first quarter of fiscal 2023. Overall gross profit increased primarily as a result of inflation-driven pricing that was implemented in fiscal 2023, higher productivity, and lower transportation costs, which were partially offset by input cost inflation and unfavorable operating leverage. Overall segment operating profit increased in our Grocery & Snacks, Refrigerated & Frozen, and Foodservice segments, partially offset by a decrease in our International segment. Corporate expenses were lower primarily due to items impacting comparability and lower incentive compensation compared to the first quarter of fiscal 2023. Selling, general and administrative ("SG&A") expenses were lower due primarily to our goodwill and brand impairment charges in the first quarter of fiscal 2023 in addition to other items impacting comparability as discussed below. We recognized lower equity method investment earnings, higher interest expense, and higher income tax expense, in each case compared to the first quarter of fiscal 2023. Excluding items impacting comparability, our effective tax rate was higher compared to the first quarter of fiscal 2023.

Diluted earnings per share in the first quarter of fiscal 2024 was $0.67 and diluted loss per share in the first quarter of fiscal 2023 was $0.16. Diluted earnings per share was affected by higher net income in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023.

Trends Impacting Our Business

Our industry continues to be impacted by supply chain disruptions, commodity cost fluctuations, labor market issues, input cost inflation, and other global macroeconomic challenges. We experienced a moderate amount of input cost inflation during the first quarter of fiscal 2024, which we expect to continue throughout the remainder of the fiscal year. However, we expect supply chain productivity to mitigate some of the inflationary pressures. We also have experienced a reduction to our volumes due to lower consumption trends seen throughout the industry and recent consumer behavior shifts. We expect consumer trends to evolve and our volumes to improve over time, however, economic pressures on consumers may continue to negatively impact our volumes throughout fiscal 2024. We will continue to evaluate the evolving macroeconomic environment to take action to mitigate the impact on our business, consolidated results of operations, and financial condition.

Items Impacting Comparability

Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and foreign currency exchange rate risks of anticipated transactions is discussed in further detail in Note 6, “Derivative Financial Instruments”, to the Condensed Consolidated Financial Statements contained in this report. We had $27.6 million and $0.5 million of derivative gains in the first quarter of fiscal 2024 and 2023, respectively, which were included in general corporate expenses and reflected as items impacting comparability.

Other items of note impacting comparability for the first quarter of fiscal 2024 included the following:

●	charges totaling $24.4 million ($18.1 million after-tax) in connection with our restructuring plans.

Items of note impacting comparability for the first quarter of fiscal 2023 included the following:

●	charges totaling $385.7 million ($326.8 million after-tax) related to the goodwill and Birds Eye® brand impairments in connection with certain reporting unit changes within our Refrigerated & Frozen segment,

●	charges totaling $26.7 million ($20.1 million after-tax) related to the impairment of businesses previously held for sale, and

●	net charges totaling $4.9 million ($3.7 million after-tax) in connection with our restructuring plans.

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

Net Sales

	Net Sales
($ in millions)	Thirteen Weeks Ended
Reporting Segment	August 27, 2023	August 28, 2022	% Inc (Dec)
Grocery & Snacks	$1,202.9	$1,188.3	1.2%
Refrigerated & Frozen	1,151.6	1,207.6	(4.6)%
International	260.2	233.5	11.4%
Foodservice	289.3	274.9	5.2%
Total	$2,904.0	$2,904.3	0.0%

Net sales for the first quarter of fiscal 2024 in our Grocery & Snacks segment included an increase in price/mix of 5.6% when compared to the first quarter of fiscal 2023 due to favorability in inflation-driven pricing that was implemented in the prior year. Volumes decreased by 4.4% for the first quarter of fiscal 2024, when compared to the first quarter of fiscal 2023. The decrease in volumes was primarily due to lower consumption trends seen throughout the industry.

Net sales for the first quarter of fiscal 2024 in our Refrigerated & Frozen segment reflected a decrease in volumes of 10.5% when compared to the first quarter of fiscal 2023. The decrease was primarily due to lower consumption trends seen throughout the industry and recent consumer behavior shifts. Price/mix increased by 5.9% when compared to the first quarter of fiscal 2023 due to favorability in inflation-driven pricing that was implemented in the prior year.

Net sales for the first quarter of fiscal 2024 in our International segment reflected a 7.9% increase in price/mix and a 3.2% increase due to favorable foreign exchange rates, in each case compared to the first quarter of fiscal 2023. Volumes were nearly flat compared to the first quarter of fiscal 2023. The increase in price/mix was primarily due to favorability in inflation-driven pricing that was implemented in the prior year.

Net sales for the first quarter of fiscal 2024 in our Foodservice segment reflected an increase in price/mix of 10.3%, compared to the first quarter of fiscal 2023, reflecting inflation-driven pricing that was implemented in the prior year. Volumes decreased by 5.1% in the first quarter of fiscal 2024, when compared to the first quarter of fiscal 2023. The decrease in volumes was driven by the elasticity impact from inflation-driven pricing actions and shortages from supply chain disruptions.

SG&A Expenses (includes general corporate expenses)

SG&A expenses totaled $334.1 million for the first quarter of fiscal 2024, a decrease of $407.5 million, as compared to the first quarter of fiscal 2023. SG&A expenses for the first quarter of fiscal 2024 reflected the following:

Items impacting comparability of earnings

●	net charges of $20.1 million in connection with our restructuring plans and

●	a net gain of $3.3 million primarily associated with insurance proceeds expected from the previous fire that occurred at one of our manufacturing facilities.

Other changes in expenses compared to the first quarter of fiscal 2023

●

a decrease in share-based payment expense of $25.6 million primarily due to volatility between periods in our share price and a decrease in the estimated level of achievement of certain performance targets,

●	an increase in salary, wage, and fringe benefit expense of $11.1 million,

●	an increase in consulting and professional fees of $4.4 million, in part due to information technology implementation services,

●	an increase in short-term incentive expense of $4.2 million,

●	a decrease in advertising and promotion expense of $3.2 million, and

●	an increase in deferred compensation expense of $2.5 million primarily due to market volatility between periods.

SG&A expenses for the first quarter of fiscal 2023 included the following items impacting the comparability of earnings:

●	charges totaling $385.7 million related to the goodwill and Birds Eye® brand impairments in connection with certain reporting unit changes within our Refrigerated & Frozen segment,

●	charges totaling $26.7 million related to the impairment of businesses previously held for sale, and

●	net charges of $4.7 million in connection with our restructuring plans.

Segment Operating Profit (Loss) (Earnings (loss) before general corporate expenses, pension and postretirement non-service expense (income), interest expense, net, income taxes, and equity method investment earnings)

	Operating Profit (Loss)
($ in millions)	Thirteen Weeks Ended
Reporting Segment	August 27, 2023	August 28, 2022	% Inc (Dec)
Grocery & Snacks	$258.7	$250.4	3.3%
Refrigerated & Frozen	199.2	(216.3)	N/A
International	23.7	26.9	(12.1)%
Foodservice	44.1	1.2	3,588.2%

Operating profit in our Grocery & Snacks segment for the first quarter of fiscal 2024 reflected an increase in gross profits of $19.1 million compared to the first quarter of fiscal 2023. The higher gross profit was driven by the net sales growth discussed above, productivity, lower transportation costs, and lower inventory write-offs, partially offset by the impacts of input cost inflation and unfavorable fixed cost leverage. Advertising and promotion expenses increased $4.8 million compared to the first quarter of fiscal 2023. Operating profit in the first quarter of fiscal 2024 and 2023 included $4.8 million and $0.3 million of net charges, respectively, related to our restructuring plans. The first quarter of fiscal 2023 also included expenses of $2.6 million related to a municipal water break.

Operating profit in our Refrigerated & Frozen segment for the first quarter of fiscal 2024 reflected an increase in gross profits of $21.4 million compared to the first quarter of fiscal 2023. The increase was driven by inflation driven pricing that was implemented in the prior year, productivity, lower transportation costs, and lower inventory write-offs, partially offset by the net sales decline discussed above, impacts of input cost inflation, and unfavorable fixed cost leverage. Advertising and promotion expenses decreased $7.7 million compared to the first quarter of fiscal 2023. Operating loss in the first quarter of fiscal 2023 included charges of $385.7 million related to the goodwill and Birds Eye® brand impairments in connection with certain reporting unit changes within our Refrigerated & Frozen segment. Operating profit in the first quarter of fiscal 2023 included charges of $5.7 million related to the impairment of businesses previously held for sale.

Operating profit in our International segment for the first quarter of fiscal 2024 reflected an increase in gross profits of $16.8 million when compared to the first quarter of fiscal 2023. The increase was driven by the net sales growth discussed above, productivity, and lower inventory write-offs, partially offset by the impacts of input cost inflation and unfavorable fixed cost leverage. Operating profit in the first quarter of fiscal 2024 included $18.6 million of net charges related to our restructuring plans.

Operating profit in our Foodservice segment for the first quarter of fiscal 2024 reflected an increase in gross profits of $18.4 million compared to the first quarter of fiscal 2023. The increase in gross profit was driven by the net sales growth discussed above, productivity, and lower inventory write-offs, partially offset by the impacts of input cost inflation and unfavorable fixed cost leverage. Operating profit in the first quarter of fiscal 2023 included expense of $20.5 million related to the impairment of businesses previously held for sale.

Pension and Postretirement Non-service Expense (Income)

In the first quarter of fiscal 2024, pension and postretirement non-service expense was $0.3 million compared to income of $6.1 million in the first quarter of fiscal 2023. The first quarter of fiscal 2024 reflected higher interest costs.

Interest Expense, Net

Net interest expense was $106.0 million and $97.1 million for the first quarter of fiscal 2024 and 2023, respectively. The increase was driven by a higher weighted average interest rate on outstanding debt. See Note 3, "Debt and Revolving Credit Facility", to the Condensed Consolidated Financial Statements contained in this report for further discussion.

Income Taxes

In the first quarter of fiscal 2024 and 2023, we recognized income tax expense of $98.3 million and $14.4 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was approximately 23.5% and (22.8)% for the first quarter of fiscal 2024 and 2023, respectively. See Note 10, "Income Taxes", to the Condensed Consolidated Financial Statements contained in this report for a discussion on the change in effective tax rates.

Equity Method Investment Earnings

Equity method investment earnings were $35.5 million and $49.2 million for the first quarter of fiscal 2024 and 2023, respectively. Ardent Mills earnings for the first quarter of fiscal 2024 reflected slightly lower volume trends in the milling industry.

Earnings (Loss) Per Share

Diluted earnings per share in the first quarter of fiscal 2024 was $0.67. Diluted loss per share in the first quarter of fiscal 2023 was $0.16. The increase in diluted earnings per share for the first quarter of fiscal 2024 reflected higher net income.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Capital

The primary objective of our financing strategy is to maintain a prudent capital structure that provides us flexibility to pursue our growth objectives. We use a combination of equity and short- and long-term debt. We use short-term debt principally to finance ongoing operations, including our seasonal requirements for working capital (accounts receivable, prepaid expenses and other current assets, and inventories, less accounts and other payables, accrued payroll, and other accrued liabilities). We are committed to maintaining solid investment grade credit ratings.

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

Borrowing Facilities and Long-Term Debt

At August 27, 2023, we had a revolving credit facility (the "Revolving Credit Facility") with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $2.0 billion (subject to increase to a maximum aggregate principal amount of $2.5 billion with the consent of the lenders). The Revolving Credit Facility matures on August 26, 2027 and is unsecured. The Company may request the term of the Revolving Credit Facility be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. We have historically used a credit facility principally as a back-up for our commercial paper program. As of August 27, 2023, there were no outstanding borrowings under the Revolving Credit Facility.

As of August 27, 2023, we had $458.7 million outstanding under our commercial paper program. The highest level of borrowings outstanding during the first quarter of fiscal 2024 was $697.0 million. We had $576.0 million outstanding under our commercial paper program as of May 28, 2023.

During the first quarter of fiscal 2024, we issued $500.0 million aggregate principal amount of 5.30% senior notes due October 1, 2026. The net proceeds were used to repay the outstanding $500.0 million aggregate principal amount of our 0.50% senior notes on their maturity date of August 11, 2023.

For additional information about our long-term debt balances, refer to Note 3, "Debt and Revolving Credit Facility", to the Condensed Consolidated Financial Statements contained in this report and Note 3, "Long-Term Debt", to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 2023. The weighted average coupon interest rate of long-term debt obligations outstanding as of August 27, 2023 was approximately 4.9%.

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

As of the end of the first quarter of fiscal 2024, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the Revolving Credit Facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult, or impossible.

Our most restrictive debt agreement (the Revolving Credit Facility) generally requires our ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest expense not be less than 3.0 to 1.0 and our ratio of funded net debt to EBITDA not to exceed 4.5 to 1.0. Each ratio is to be calculated on a rolling four-quarter basis. As of August 27, 2023, we were in compliance with these financial covenants.

Equity and Dividends

We repurchase shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board. Under our current share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. We did not repurchase any shares of common stock during the first quarter of fiscal 2024. The Company's total remaining share repurchase authorization as of August 27, 2023 was $916.6 million.

On August 31, 2023, the Company paid a quarterly cash dividend on shares of its common stock of $0.35 per share to stockholders of record as of close of business on July 31, 2023. On October 4, 2023, we announced that our Board approved a quarterly dividend payment of $0.35 per share to be paid on November 30, 2023, to stockholders of record as of close of business on November 2, 2023.

Contractual Obligations

As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. These obligations impact our liquidity and capital resource needs. In addition to principal and interest payments on our outstanding long-term debt and notes payable balances, discussed above, our contractual obligations primarily consist of lease payments, income taxes, pension and postretirement benefits, and unconditional purchase obligations. There were no material changes to our contractual obligations from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 2023.

Capital Expenditures

We continue to make investments in our business and operating facilities. Our estimate of capital expenditures for fiscal 2024 is approximately $500 million.

Cash Flows

During the first quarter of fiscal 2024, we used $0.6 million of cash, which was the net result of $443.5 million generated from operating activities, $138.4 million used in investing activities, $307.1 million used in financing activities, and an increase of $1.4 million due to the effects of changes in foreign currency exchange rates.

Cash generated from operating activities totaled $443.5 million and $263.7 million in the first quarter of fiscal 2024 and 2023, respectively. The increase in operating cash flows for the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023 was primarily driven by higher gross profits and lower inventory balances, which were impacted by lower inventory volumes due to recent consumption trends in addition to an inventory rebuild from previous supply chain constraints in fiscal 2023. This was partially offset by the impact of the accelerated receipt of certain outstanding receivables in the first quarter of fiscal 2023.

Cash used in investing activities totaled $138.4 million and $123.4 million in the first quarter of fiscal 2024 and 2023, respectively. Net cash outflows from investing activities in the first quarter of fiscal 2024 and 2023 consisted primarily of capital expenditures totaling $143.6 million and $125.4 million, respectively.

Cash used in financing activities totaled $307.1 million and $154.4 million in the first quarter of fiscal 2024 and 2023, respectively. Financing activities in the first quarter of fiscal 2024 principally reflected repayments of long-term debt of $504.3 million, the issuance of long-term debt totaling $500.0 million, net short-term borrowing repayments of $128.3 million, and cash dividends paid of $157.4 million. Financing activities in the first quarter of fiscal 2023 principally reflected net short-term borrowing issuances of $69.1 million, cash dividends paid of $150.0 million, and common stock repurchases of $50.0 million.

Cash Held by International Subsidiaries

The Company had cash and cash equivalents of $93.3 million at August 27, 2023 and $93.9 million at May 28, 2023, of which $82.5 million at August 27, 2023 and $85.5 million at May 28, 2023 was held in foreign countries. A deferred tax liability is provided for certain undistributed foreign earnings that are not considered to be indefinitely reinvested or cannot be remitted in a tax-neutral transaction. Other undistributed foreign earnings are invested indefinitely and therefore we have not provided deferred taxes on those earnings.

CRITICAL ACCOUNTING ESTIMATES

For further discussion of our critical accounting estimates, please refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended May 28, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks affecting us are exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.

Other than the changes noted below, there have been no material changes in our market risk during the thirteen weeks ended August 27, 2023. For additional information, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 28, 2023.

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

The carrying amount of long-term debt (including current installments) was $8.76 billion as of August 27, 2023. Based on current market rates, the fair value of this debt at August 27, 2023 was estimated at $8.37 billion. As of August 27, 2023, a 1% increase in the interest rates would decrease the fair value of our fixed rate debt by approximately $382.2 million, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $428.0 million.

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

Effect of Hypothetical 10% Fluctuation

The potential gain or loss on the fair value of our outstanding commodity and foreign exchange contracts, assuming a hypothetical 10% fluctuation in commodity prices and foreign currency exchange rates, would have been (in millions):

	Fair Value Impact
In Millions	August 27, 2023	August 28, 2022
Energy commodities	$2.7	$2.0
Agriculture commodities	6.7	7.2
Foreign exchange	9.5	9.8

It should be noted that any change in the fair value of our derivative contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items. In relation to foreign currency contracts, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of August 27, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For additional information on legal proceedings, please refer to Note 15, "Contingencies", to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended May 28, 2023 and Note 11, "Contingencies", to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

A discussion of our risk factors can be found in Item 1A, "Risk Factors", in our Annual Report on Form 10-K for the fiscal year ended May 28, 2023 and in our other filings with the SEC. During the first quarter of fiscal 2024, there were no material changes to our previously disclosed risk factors.

ITEM 5. OTHER INFORMATION

Trading Arrangements

None of the Company's directors or "officers" (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended August 27, 2023.

ITEM 6. EXHIBITS

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934, as amended, by Conagra Brands, Inc. (file number 001-07275), unless otherwise noted.

EXHIBIT	DESCRIPTION

3.1	Restated Certificate of Incorporation of Conagra Brands, Inc., incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2022

3.2	Amended and Restated Bylaws of Conagra Brands, Inc., incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 19, 2023

4.1	Second Supplemental Indenture, dated July 31, 2023, by and between the Company and U.S. Bank Trust Company, National Association, as successor Trustee (including Form of Note), incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2023

10.1	Form of Restricted Stock Unit Agreement for Employees under the Conagra Brands, Inc. 2014 Stock Plan

10.2	Form of Performance Share Agreement for Employees under the Conagra Brands, Inc. 2014 Stock Plan

10.3	Form of Retention Restricted Stock Unit Agreement for Employees under Conagra Brands, Inc. 2014 Stock Plan

10.4	Form of Retention Performance Share Agreement for Employees under Conagra Brands, Inc. 2014 Stock Plan

10.5	Form of Restricted Stock Unit Agreement for CEO under Conagra Brands, Inc. 2014 Stock Plan

10.6	Form of Performance Share Agreement for CEO under Conagra Brands, Inc. 2014 Stock Plan

10.7	Form of Retention Restricted Stock Unit Agreement for CEO under Conagra Brands, Inc. 2014 Stock Plan

10.8	Form of Retention Performance Share Agreement for CEO under the Conagra Brands, Inc. 2014 Stock Plan

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32	Section 906 Certificates

101

The following materials from Conagra Brands' Quarterly Report on Form 10-Q for the quarter ended August 27, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Unaudited Condensed Consolidated Financial Statements, and (vi) document and entity information.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONAGRA BRANDS, INC.

By:	/s/ DAVID S. MARBERGER
David S. Marberger
Executive Vice President and Chief Financial Officer

By:	/s/ WILLIAM E. JOHNSON
William E. Johnson
Senior Vice President and Corporate Controller

Dated this 5th day of October, 2023.