Form 10-Q
period 2023-11-26
CONAGRA BRANDS INC.
filed 2024-01-04
CIK 23217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of issuer's common stock as of November 26, 2023 was 478,005,028.

PART I. FINANCIAL INFORMATION		1

Item 1	Financial Statements	1

	Unaudited Condensed Consolidated Statements of Earnings for the Thirteen and Twenty-Six Weeks Ended November 26, 2023 and November 27, 2022	1

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Twenty-Six Weeks Ended November 26, 2023 and November 27, 2022	2

	Unaudited Condensed Consolidated Balance Sheets as of November 26, 2023 and May 28, 2023	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended November 26, 2023 and November 27, 2022	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4	Controls and Procedures	32

PART II. OTHER INFORMATION		33

Item 1	Legal Proceedings	33

Item 1A	Risk Factors	33

Item 5	Other Information	33

Item 6	Exhibits	34

Signatures		35

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions except per share amounts)

(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 26, 2023	November 27, 2022	November 26, 2023	November 27, 2022
Net sales	$3,208.1	$3,312.9	$6,112.1	$6,217.2
Costs and expenses:
Cost of goods sold	2,361.5	2,390.6	4,442.4	4,574.6
Selling, general and administrative expenses	398.1	372.7	732.2	1,114.3
Pension and postretirement non-service expense (income)	0.4	(6.1)	0.7	(12.2)
Interest expense, net	113.3	100.3	219.3	197.4
Income before income taxes and equity method investment earnings	334.8	455.4	717.5	343.1
Income tax expense	102.9	122.5	201.2	136.9
Equity method investment earnings	54.3	49.3	89.8	98.5
Net income	$286.2	$382.2	$606.1	$304.7
Less: Net income attributable to noncontrolling interests	—	0.3	0.2	0.3
Net income attributable to Conagra Brands, Inc.	$286.2	$381.9	$605.9	$304.4
Earnings per share — basic
Net income attributable to Conagra Brands, Inc. common stockholders	$0.60	$0.80	$1.27	$0.63
Earnings per share — diluted
Net income attributable to Conagra Brands, Inc. common stockholders	$0.60	$0.79	$1.26	$0.63

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Thirteen Weeks Ended
	November 26, 2023			November 27, 2022
	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount
Net income	$389.1	$(102.9)	$286.2	$504.7	$(122.5)	$382.2
Other comprehensive income:
Derivative adjustments:
Unrealized derivative adjustments	3.2	(0.8)	2.4	9.7	(2.4)	7.3
Reclassification for derivative adjustments included in net income	(2.1)	0.5	(1.6)	(1.0)	0.3	(0.7)
Unrealized currency translation losses	(6.3)	—	(6.3)	(8.2)	—	(8.2)
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	(0.1)	—	(0.1)	(0.6)	0.1	(0.5)
Reclassification for pension and post-employment benefit obligations included in net income	(1.2)	0.3	(0.9)	(1.2)	0.3	(0.9)
Comprehensive income	382.6	(102.9)	279.7	503.4	(124.2)	379.2
Comprehensive loss attributable to noncontrolling interests	(0.6)	(0.1)	(0.7)	(1.4)	(0.1)	(1.5)
Comprehensive income attributable to Conagra Brands, Inc.	$383.2	$(102.8)	$280.4	$504.8	$(124.1)	$380.7

	Twenty-Six Weeks Ended
	November 26, 2023			November 27, 2022
	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount
Net income	$807.3	$(201.2)	$606.1	$441.6	$(136.9)	$304.7
Other comprehensive income:
Derivative adjustments:
Unrealized derivative adjustments	7.3	(1.8)	5.5	7.4	(1.8)	5.6
Reclassification for derivative adjustments included in net income	(4.1)	1.0	(3.1)	(1.6)	0.5	(1.1)
Unrealized currency translation gains (losses)	4.3	—	4.3	(21.8)	—	(21.8)
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	0.1	(0.1)	—	1.6	—	1.6
Reclassification for pension and post-employment benefit obligations included in net income	(2.4)	0.6	(1.8)	(2.3)	0.7	(1.6)
Comprehensive income	812.5	(201.5)	611.0	424.9	(137.5)	287.4
Comprehensive loss attributable to noncontrolling interests	(0.5)	(0.1)	(0.6)	(3.5)	(0.1)	(3.6)
Comprehensive income attributable to Conagra Brands, Inc.	$813.0	$(201.4)	$611.6	$428.4	$(137.4)	$291.0

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions except share data)

(unaudited)

	November 26, 2023	May 28, 2023
ASSETS
Current assets
Cash and cash equivalents	$61.5	$93.3
Receivables, less allowance for doubtful accounts of $3.0 and $2.7	974.1	952.8
Inventories	2,277.6	2,212.2
Prepaid expenses and other current assets	125.7	92.4
Current assets held for sale	30.2	34.3
Total current assets	3,469.1	3,385.0
Property, plant and equipment	6,423.4	6,134.8
Less accumulated depreciation	(3,546.9)	(3,398.4)
Property, plant and equipment, net	2,876.5	2,736.4
Goodwill	11,109.3	11,109.4
Brands, trademarks and other intangibles, net	3,165.4	3,192.3
Other assets	1,410.2	1,506.2
Noncurrent assets held for sale	89.5	123.3
	$22,120.0	$22,052.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$559.0	$636.3
Current installments of long-term debt	1,017.3	1,516.0
Accounts and other payables	1,474.6	1,525.5
Accrued payroll	129.5	163.5
Other accrued liabilities	639.6	583.3
Current liabilities held for sale	13.1	16.1
Total current liabilities	3,833.1	4,440.7
Senior long-term debt, excluding current installments	7,493.3	7,081.3
Other noncurrent liabilities	1,717.5	1,718.0
Noncurrent liabilities held for sale	1.9	5.3
Total liabilities	13,045.8	13,245.3
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 584,219,229	2,921.2	2,921.2
Additional paid-in capital	2,339.6	2,376.9
Retained earnings	6,871.5	6,599.4
Accumulated other comprehensive loss	(38.7)	(44.4)
Less treasury stock, at cost, 106,214,201 and 107,196,446 common shares	(3,089.6)	(3,116.3)
Total Conagra Brands, Inc. common stockholders' equity	9,004.0	8,736.8
Noncontrolling interests	70.2	70.5
Total stockholders' equity	9,074.2	8,807.3
	$22,120.0	$22,052.6

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Twenty-Six Weeks Ended
	November 26, 2023	November 27, 2022
Cash flows from operating activities:
Net income	$606.1	$304.7
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	195.9	185.5
Asset impairment charges	50.7	413.7
Equity method investment earnings less than (in excess of) distributions	76.9	(55.6)
Stock-settled share-based payments expense	3.5	59.0
Contributions to pension plans	(6.0)	(5.9)
Pension expense (benefit)	5.5	(6.9)
Other items	24.0	(4.5)
Change in operating assets and liabilities:
Receivables	(29.8)	(46.1)
Inventories	(61.8)	(380.9)
Deferred income taxes and income taxes payable, net	24.0	(39.4)
Prepaid expenses and other current assets	(30.6)	(13.8)
Accounts and other payables	7.7	(109.8)
Accrued payroll	(34.1)	(32.2)
Other accrued liabilities	22.6	30.0
Net cash flows from operating activities	854.6	297.8
Cash flows from investing activities:
Additions to property, plant and equipment	(214.0)	(188.4)
Sale of property, plant and equipment	0.5	2.4
Purchase of marketable securities	(5.1)	(1.6)
Sale of marketable securities	5.1	1.6
Other items	9.6	4.1
Net cash flows from investing activities	(203.9)	(181.9)
Cash flows from financing activities:
Issuance of short-term borrowings, maturities greater than 90 days	93.9	172.2
Repayment of short-term borrowings, maturities greater than 90 days	(99.3)	(168.8)
Net (repayment) issuance of other short-term borrowings, maturities less than or equal to 90 days	(75.8)	72.0
Issuance of long-term debt	500.0	500.0
Repayment of long-term debt	(760.6)	(265.8)
Debt issuance costs	(3.1)	(4.0)
Repurchase of Conagra Brands, Inc. common shares	—	(150.0)
Cash dividends paid	(324.7)	(308.6)
Exercise of stock options and issuance of other stock awards, including tax withholdings	(13.3)	(5.7)
Other items	(0.5)	1.3
Net cash flows from financing activities	(683.4)	(157.4)
Effect of exchange rate changes on cash and cash equivalents	1.6	(2.1)
Net change in cash and cash equivalents, including cash balances classified as assets held for sale	(31.1)	(43.6)
Less: Net change in cash balances classified as assets held for sale	0.7	(0.4)
Net change in cash and cash equivalents	(31.8)	(43.2)
Cash and cash equivalents at beginning of period	93.3	82.2
Cash and cash equivalents at end of period	$61.5	$39.0

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(columnar dollars in millions except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements of Conagra Brands, Inc. (the "Company", "Conagra Brands", "we", "us", or "our") have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. During the second quarter of fiscal 2024, we determined that certain assets and liabilities were held for sale. We have reclassified these assets and liabilities within our Condensed Consolidated Balance Sheets for all periods presented (see Note 2). All other adjustments are of a normal recurring nature. The results of operations for any quarter or a partial fiscal year period are not necessarily indicative of the results to be expected for other periods or the full fiscal year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended May 28, 2023. There were no significant changes to our accounting policies from those disclosed in Note 1, "Summary of Significant Accounting Policies", to the Consolidated Financial Statements in that Form 10-K.

Recently Adopted Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, Supplier Finance Programs (Topic 405-50) - Disclosure of Supplier Finance Program Obligations, to add disclosure requirements related to supplier financing programs under Accounting Standards Codification 405, Liabilities. The guidance requires entities that maintain supplier financing programs to provide information in their financial statements about their use of supplier finance programs and their effect on the entity's working capital, liquidity, and cash flows. Specifically, the amendment requires entities to disclose the key terms of their programs, amounts outstanding, balance sheet presentation, and a roll-forward of amounts outstanding during the annual period. Only the amount outstanding at the end of the period is required to be disclosed in interim periods. We adopted this ASU when it became effective in the first quarter of fiscal 2024, except for the roll-forward requirement, which will be effective in fiscal 2025. The adoption of this ASU did not have a significant impact on our financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The disclosure requirements must be applied retrospectively to all prior periods presented in the financial statements. The effective date for the standard is for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are in the process of analyzing the impact of the ASU on our related disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, to provide more detailed income tax disclosure requirements. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as information on income taxes paid. The disclosure requirements will be applied on a prospective basis, with the option to apply it retrospectively. The effective date for the standard is for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are in the process of analyzing the impact of the ASU on our related disclosures.

2. ASSETS HELD FOR SALE

During the second quarter of fiscal 2024, we initiated a plan to sell a business with operating results included within our International segment. The assets and liabilities have been reclassified as assets and liabilities held for sale within our Condensed Consolidated Balance Sheets for all periods presented and are expected to be sold within twelve months of initiating our plan. In connection with this activity, we recognized an impairment charge of $34.2 million within selling, general and administrative ("SG&A") expenses in the second quarter of fiscal 2024.

The assets and liabilities classified as held for sale reflected in our Condensed Consolidated Balance Sheets were as follows:

	November 26, 2023	May 28, 2023
Current assets	$30.2	$34.3
Noncurrent assets (including goodwill of $47.4 million and $68.8 million, respectively)	89.5	123.3
Current liabilities	13.1	16.1
Noncurrent liabilities	1.9	5.3

3. RESTRUCTURING ACTIVITIES

See our Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended  May 28, 2023 for additional information on our restructuring activities.

Conagra Restructuring Plan

In fiscal 2019, senior management initiated a restructuring plan for costs incurred in connection with actions taken to improve SG&A expense effectiveness and efficiencies and to optimize our supply chain network (the "Conagra Restructuring Plan"). As of  November 26, 2023, we had approved the incurrence of $228.8 million ($69.5 million of cash charges and $159.3 million of non-cash charges) for several projects associated with the Conagra Restructuring Plan. In the second quarter and first half of fiscal 2024, we recognized charges of $3.6 million and $27.4 million, respectively, in connection with the Conagra Restructuring Plan. In the second quarter and first half of fiscal 2023, we recognized charges of $1.8 million and $5.9 million, respectively, in connection with the Conagra Restructuring Plan. We have recognized cumulative charges of $180.3 million since the inception of this plan through November 26, 2023. We expect to incur costs related to the Conagra Restructuring Plan over a multi-year period.

During the first half of fiscal 2024, we recognized the following pre-tax expenses for the Conagra Restructuring Plan:

	Grocery & Snacks	Refrigerated & Frozen	International	Corporate	Total
Accelerated depreciation	$5.9	$0.2	$—	$—	$6.1
Other cost of goods sold	—	—	0.9	—	0.9
Total cost of goods sold	5.9	0.2	0.9	—	7.0
Severance and related costs	0.7	—	4.1	—	4.8
Asset impairment	0.6	—	14.1	—	14.7
Consulting/professional fees	0.2	—	—	—	0.2
Other SG&A	—	0.6	—	0.1	0.7
Total SG&A	1.5	0.6	18.2	0.1	20.4
Total	$7.4	$0.8	$19.1	$0.1	$27.4

Included in the above results are $5.7 million of charges that have resulted or will result in cash outflows and $21.7 million in non-cash charges.

Liabilities recorded for the Conagra Restructuring Plan and changes therein for the first half of fiscal 2024 were as follows:

	Balance at May 28, 2023	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Balance at November 26, 2023
Severance and related costs	$1.7	$4.8	$(1.3)	$5.2
Consulting/professional fees	0.2	0.2	(0.3)	0.1
Other costs	—	0.7	(0.7)	—
Total	$1.9	$5.7	$(2.3)	$5.3

4. DEBT AND REVOLVING CREDIT FACILITY

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

Term Loan

During the second quarter of fiscal 2023, we borrowed the full $500.0 million aggregate principal amount available under our unsecured term loan (the "Term Loan") from a syndicate of financial institutions. During the second quarter of fiscal 2024, we prepaid $250.0 million of the aggregate principal amount outstanding under the Term Loan. The remaining balance matures on August 26, 2025.

Revolving Credit Facility

At  November 26, 2023, we had a revolving credit facility (the "Revolving Credit Facility") with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $2.0 billion (subject to increase to a maximum aggregate principal amount of $2.5 billion with consent of the lenders). The Revolving Credit Facility matures on August 26, 2027 and is unsecured. The Company may request the term of the Revolving Credit Facility be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. As of November 26, 2023, there were no outstanding borrowings under the Revolving Credit Facility.

Debt Covenants

The Revolving Credit Facility generally requires our ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest expense to be not less than 3.0 to 1.0 and our ratio of funded net debt to EBITDA not to exceed 4.5 to 1.0, with each ratio to be calculated on a rolling four-quarter basis. As of November 26, 2023, we were in compliance with all financial covenants under the Revolving Credit Facility.

Commercial Paper

As of  November 26, 2023 and May 28, 2023, we had $503.0 million and $576.0 million, respectively, outstanding under our commercial paper program.

Interest Expense

Net interest expense consisted of:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 26, 2023	November 27, 2022	November 26, 2023	November 27, 2022
Long-term debt	$108.3	$100.4	$210.8	$198.1
Short-term debt	8.1	2.1	15.5	4.0
Interest income	(0.8)	(0.6)	(1.9)	(1.5)
Interest capitalized	(2.3)	(1.6)	(5.1)	(3.2)
	$113.3	$100.3	$219.3	$197.4

5. FINANCING ARRANGEMENTS

Supplier Financing Arrangements

In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. A number of factors may impact our future payment terms, including our relative creditworthiness, overall market liquidity, and changes in interest rates and other general economic conditions. Our current payment terms with our suppliers, which we deem to be commercially reasonable, range up to 120 days. Certain suppliers have access to third-party services that allow them to view our scheduled payments online and finance advances on our scheduled payments at the sole discretion of the supplier and the third-party. We have no direct financial relationship with the financial institutions, and we have pledged no assets in connection with our accounts payable programs. All amounts due to participating suppliers are paid to the third party on the original invoice due dates, regardless of whether a particular invoice was sold. Supplier participation in these agreements is voluntary. As of November 26, 2023 and May 28, 2023, $326.3 million and $355.1 million, respectively, of our total accounts and other payables were payable to suppliers who utilized these third-party services. The associated payments are included in net cash flows from operating activities within our Condensed Consolidated Statements of Cash Flows.

We have also concluded that certain obligations to our suppliers, including amounts due and scheduled payment terms, are impacted by these third-party service programs and these arrangements are classified as notes payable within our Condensed Consolidated Balance Sheets. The proceeds and payments associated with short-term borrowings are reflected as financing activities within our Condensed Consolidated Statements of Cash Flows. As of  November 26, 2023 and May 28, 2023, we had approximately $57.1 million and $62.5 million, respectively, of short-term borrowings related to these arrangements.

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

6. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the first half of fiscal 2024, excluding amounts classified as held for sale (see Note 2), was as follows:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Balance as of May 28, 2023	$4,692.4	$5,469.5	$214.7	$732.8	$11,109.4
Currency translation	—	—	(0.1)	—	(0.1)
Balance as of November 26, 2023	$4,692.4	$5,469.5	$214.6	$732.8	$11,109.3

Other identifiable intangible assets, excluding amounts classified as held for sale, were as follows:

	November 26, 2023		May 28, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets
Brands and trademarks	$2,457.0	$—	$2,457.0	$—
Amortizing intangible assets
Customer relationships and intellectual property	1,232.0	523.6	1,232.0	496.7
	$3,689.0	$523.6	$3,689.0	$496.7

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

 Amortizing intangible assets carry a remaining weighted average life of approximately 18 years. Amortization expense was $13.3 million and $26.8 million for the second quarter and first half of fiscal 2024, respectively, and $14.7 million and $29.5 million for the second quarter and first half of fiscal 2023, respectively. Based on amortizing assets recognized in our Condensed Consolidated Balance Sheet as of November 26, 2023, amortization expense is estimated to average $45.5 million for each of the next five years.

7. DERIVATIVE FINANCIAL INSTRUMENTS

See our Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended May 28, 2023, for additional information on our derivative activities.

Derivatives Designated as Cash Flow Hedges

During the first quarter of fiscal 2019, we entered into deal-contingent forward starting interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to help finance the acquisition of Pinnacle Foods Inc. We settled these contracts during the second quarter of fiscal 2019 and deferred a $47.5 million gain in accumulated other comprehensive income that is being amortized as a reduction of interest expense over the lives of the related debt instruments. The unamortized amount at November 26, 2023, was $29.7 million.

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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 26, 2023	November 27, 2022	November 26, 2023	November 27, 2022
Gross derivative gains (losses) incurred	$(10.0)	$5.2	$9.5	$14.7
Less: Net derivative gains (losses) allocated to reporting segments	1.2	7.6	(6.9)	16.6
Net derivative gains (losses) recognized in general corporate expenses	$(11.2)	$(2.4)	$16.4	$(1.9)
Net derivative gains (losses) allocated to Grocery & Snacks	$0.7	$2.5	$(3.2)	$7.5
Net derivative gains (losses) allocated to Refrigerated & Frozen	2.1	4.3	(0.2)	7.6
Net derivative gains (losses) allocated to International	(2.0)	0.6	(3.6)	0.7
Net derivative gains allocated to Foodservice	0.4	0.2	0.1	0.8
Net derivative gains (losses) included in segment operating profit	$1.2	$7.6	$(6.9)	$16.6

The fair values of our derivative positions were not material as of  November 26, 2023 and were Level 1 or Level 2 assets or liabilities in the fair value hierarchy (see Note 15 for further information). We have not significantly changed our valuation techniques from prior periods.

The location and amount of gains from derivatives not designated as hedging instruments in our Condensed Consolidated Statements of Earnings were as follows:

	Location in Condensed Consolidated	Gains (Losses) Recognized on Derivatives in Condensed Consolidated Statements of Earnings for the Thirteen Weeks Ended
Derivatives Not Designated as Hedging Instruments	Statements of Earnings of Gains (Losses) Recognized on Derivatives	November 26, 2023	November 27, 2022
Commodity contracts	Cost of goods sold	$(10.9)	$3.7
Foreign exchange contracts	Cost of goods sold	0.9	1.6
Total gains from derivative instruments not designated as hedging instruments		$(10.0)	$5.3

	Location in Condensed Consolidated	Gains (Losses) Recognized on Derivatives in Condensed Consolidated Statements of Earnings for the Twenty-Six Weeks Ended
Derivatives Not Designated as Hedging Instruments	Statements of Earnings of Gains (Losses) Recognized on Derivatives	November 26, 2023	November 27, 2022
Commodity contracts	Cost of goods sold	$11.6	$10.0
Foreign exchange contracts	Cost of goods sold	(2.1)	4.8
Total gains from derivative instruments not designated as hedging instruments		$9.5	$14.8

As of November 26, 2023, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $83.6 million for purchase contracts. As of May 28, 2023, our open commodity contracts had a notional value of $134.6 million for purchase contracts. The notional amount of our foreign currency forward contracts as of November 26, 2023 and May 28, 2023 was $86.9 million and $87.3 million, respectively.

8. SHARE-BASED PAYMENTS

For the second quarter and first half of fiscal 2024, we recognized total stock-based compensation expense (including restricted stock units and performance shares) of $6.2 million and $3.5 million, respectively. For the second quarter and first half of fiscal 2023, we recognized total stock-based compensation expense of $36.0 million and $59.0 million, respectively.  In the first half of fiscal 2024, we granted 1.9 million restricted stock units at a weighted average grant date price of $32.55 per share unit and 0.9 million performance shares at a weighted average grant date price of $32.57 per share.

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

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 26, 2023	November 27, 2022	November 26, 2023	November 27, 2022
Net income attributable to Conagra Brands, Inc. common stockholders:	$286.2	$381.9	$605.9	$304.4
Weighted average shares outstanding:
Basic weighted average shares outstanding	478.7	479.4	478.4	480.0
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	1.1	1.5	1.4	1.6
Diluted weighted average shares outstanding	479.8	480.9	479.8	481.6

For the second quarter and first half of fiscal 2024, there were 1.4 million and 1.0 million stock options outstanding, respectively, that were excluded from the computation of diluted weighted average shares because the effect was antidilutive. For the second quarter and first half of fiscal 2023, there were 0.8 million and 0.9 million stock options outstanding, respectively, that were excluded from the computation.

10. INVENTORIES

The major classes of inventories were as follows:

	November 26, 2023	May 28, 2023
Raw materials and packaging	$341.5	$368.2
Work in process	354.2	224.5
Finished goods	1,475.1	1,517.7
Supplies and other	106.8	101.8
Total	$2,277.6	$2,212.2

11. INCOME TAXES

In the second quarter of fiscal 2024 and 2023, we recognized income tax expense of $102.9 million and $122.5 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 26.5% and 24.3% for the second quarter of fiscal 2024 and 2023, respectively. In the first half of fiscal 2024 and 2023, we recognized income tax expense of $201.2 million and $136.9 million, respectively. The effective tax rate was 24.9% and 31.0% for the first half of fiscal 2024 and 2023, respectively.

The effective tax rate in the second quarter and first half of fiscal 2024 reflected the impact of an impairment of goodwill that is non-deductible for tax purposes, in addition to tax expense associated with no longer asserting permanent reinvestment of a foreign subsidiary when we reclassified certain assets and liabilities to held for sale. During the first half of fiscal 2024, goodwill impairment charges totaling $20.7 million were recognized with no associated tax benefit.

The effective tax rate in the second quarter of fiscal 2023 reflected tax expense from disallowed deductions related to incentive compensation plans resulting from increased level of achievement on performance targets and stock price, a tax benefit from statute lapses on state tax issues that were previously reserved, and a benefit from the adjustment of certain foreign taxes that were previously accrued.

The effective tax rate in the first half of fiscal 2023 reflected the above-cited items, as well as the impact of an impairment of goodwill that was largely non-deductible for tax purposes. During the first half of fiscal 2023, goodwill impairment charges totaling $141.7 million were recognized with an associated tax benefit of $2.7 million.

The amount of gross unrecognized tax benefits for uncertain tax positions was $25.2 million as of November 26, 2023 and $23.7 million as of May 28, 2023. These amounts include the issue of certain elections made in connection with our fiscal 2021 federal tax return which remains under review with the U.S. Internal Revenue Service. The gross unrecognized tax benefits excluded related liabilities for gross interest and penalties of $6.2 million and $5.6 million as of  November 26, 2023 and May 28, 2023, respectively.

The net amount of unrecognized tax benefits at November 26, 2023 and May 28, 2023 that, if recognized, would favorably impact the Company's effective tax rate was $22.5 million and $21.3 million, respectively.

We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $13.8 million over the next twelve months due to various audit settlements and the expiration of statutes of limitations.

We have previously made the assessment that the current earnings of certain foreign subsidiaries were not indefinitely reinvested or that we could not remit to the U.S. parent in a tax-neutral transaction. Accordingly, we had recorded a deferred tax liability of $16.2 million on approximately $323.7 million of cumulative earnings at November 26, 2023. The deferred tax liability relates to local withholding taxes that will be owed when this cash is distributed. The undistributed historic earnings in our foreign subsidiaries through May 30, 2021 are considered to be indefinitely reinvested or can be remitted in a tax-neutral transaction. Accordingly, we have not recorded a deferred tax liability related to these undistributed historic earnings.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law. We have determined that we are not subject to the corporate alternative minimum tax at this time.

12. CONTINGENCIES

Litigation Matters

We are a party to certain litigation matters as a result of our acquisition of Beatrice Company ("Beatrice") in fiscal 1991, including litigation proceedings related to lead-based paint and pigment businesses divested by Beatrice prior to our acquisition. These lawsuits have generally sought damages for personal injury, property damage, economic loss, and governmental expenditures allegedly caused by the use of lead-based paint. We have denied liability, both on the merits of the claims and on the basis that we do not believe we are the successor to any such liability. In one such action in California, we agreed to pay $101.7 million, in seven annual installments from fiscal 2020 through fiscal 2026 (of which $73.0 million had been paid as of November 26, 2023), pursuant to a 2019 settlement, which settlement also included a default guarantee for up to $15.0 million in payments to be made by co-defendant, NL Industries, Inc. We had accrued $28.8 million ($11.6 million within other accrued liabilities and $17.2 million within other noncurrent liabilities) as of November 26, 2023 and $40.7 million ($11.8 million within other accrued liabilities and $28.9 million within other noncurrent liabilities) as of  May 28, 2023 for this matter.

We are a party to a number of matters asserting product liability claims against the Company related to certain Pam® and other cooking spray products. These lawsuits generally seek damages for personal injuries allegedly caused by defects in the design, manufacture, or safety warnings of the cooking spray products. On October 31, 2023, a jury entered a verdict against the Company for $3.1 million in compensatory damages and $4.0 million in punitive damages in one of these lawsuits, captioned Reese v. Conagra Brands, Inc., et al. (“Reese”). The judgment in the Reese lawsuit is not final and we are challenging the verdict through post-trial motions. We may pursue additional options in Reese including appealing the judgment when final. We have put the Company's insurance carriers on notice of these matters regarding our cooking spray products. While we cannot predict with certainty the results of these or any other legal proceedings, the Company believes adequate provision has been made in its Condensed Consolidated Financial Statements for all probable and reasonably estimable losses for the litigation related to the cooking spray products based on information available to us at the time of our evaluation.

We are a party to various other lawsuits such as putative class action lawsuits challenging various product claims made in the Company's product labeling and matters challenging the Company's wage and hour practices. While we cannot predict with certainty the results of these or any other legal proceedings, we do not expect these matters to have a material adverse effect on our financial condition, results of operations, or business.

Our accrual for all litigation matters, including those matters described above that are probable and estimable, was $54.5 million ( $26.1 million within other accrued liabilities and $28.4 million within other noncurrent liabilities) as of  November 26, 2023 and $51.3 million ( $22.4 million within other accrued liabilities and $28.9 million within other noncurrent liabilities) as of  May 28, 2023.

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

We are a party to certain environmental proceedings relating to businesses divested by Beatrice prior to our acquisition in fiscal 1991, including litigation and administrative proceedings involving Beatrice's possible status as a potentially responsible party at approximately 35 Superfund, proposed Superfund, or state-equivalent sites (the "Beatrice sites"). The Beatrice sites consist of locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, polychlorinated biphenyls, acids, lead, sulfur, tannery wastes, and/or other contaminants. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $38.8 million ($1.5 million within other accrued liabilities and $37.3 million within other noncurrent liabilities) as of November 26, 2023 and $40.1 million ($1.5 million within other accrued liabilities and $38.6 million within other noncurrent liabilities) as of May 28, 2023, a majority of which relates to the Superfund and state-equivalent sites referenced above.

Guarantees and Other Contingencies

In certain limited situations, we will guarantee an obligation of an unconsolidated entity. As of November 26, 2023, we continued to guarantee an obligation of the Lamb Weston business pursuant to a guarantee arrangement that existed prior to the spinoff of the Lamb Weston business (the "Spinoff"), remained in place following completion of the Spinoff, and will remain in place until such guarantee obligation is substituted for guarantees issued by Lamb Weston. Pursuant to the separation and distribution agreement, dated as of November 8, 2016 (the "Separation Agreement"), between us and Lamb Weston, this guarantee arrangement is deemed a liability of Lamb Weston that was transferred to Lamb Weston as part of the Spinoff. Accordingly, under the Separation Agreement, in the event that we are required to make any payments as a result of this guarantee arrangement, Lamb Weston is obligated to indemnify us for any such liability, reduced by any insurance proceeds received by us. Lamb Weston is a party to an agricultural sublease agreement with a third party for certain farmland through 2025 (subject, at Lamb Weston's option, to extension for one additional five-year period). Under the terms of the sublease agreement, Lamb Weston is required to make certain rental payments to the sublessor. We have guaranteed to the sublessor Lamb Weston's performance and the payment of all amounts (including indemnification obligations) owed by Lamb Weston under the sublease agreement, up to a maximum of $75.0 million. We believe the farmland associated with this sublease agreement is readily marketable for lease to other area farming operators. As such, we believe that any financial exposure to the Company, in the event that we were required to perform under the guarantee, would be largely mitigated.

We also guarantee a lease resulting from an exited facility. As of November 26, 2023, the remaining term of this arrangement did not exceed three years and the maximum amount of guaranteed future payments was $7.4 million.

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

Components of pension and postretirement plan costs (benefits) are:

	Pension Plans
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 26, 2023	November 27, 2022	November 26, 2023	November 27, 2022
Service cost	$1.4	$1.7	$2.9	$3.3
Interest cost	36.7	31.0	73.4	62.0
Expected return on plan assets	(35.8)	(36.4)	(71.6)	(72.9)
Amortization of prior service cost	0.4	0.3	0.8	0.7
Pension cost (benefit) — Company plans	2.7	(3.4)	5.5	(6.9)
Pension cost (benefit) — multi-employer plans	2.7	2.8	4.8	5.0
Total pension cost (benefit)	$5.4	$(0.6)	$10.3	$(1.9)

	Postretirement Plans
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 26, 2023	November 27, 2022	November 26, 2023	November 27, 2022
Service cost	$0.1	$0.1	$0.1	$0.1
Interest cost	0.7	0.6	1.3	1.1
Amortization of prior service cost (benefit)	(0.4)	(0.5)	(0.8)	(0.9)
Recognized net actuarial gain	(1.2)	(1.1)	(2.4)	(2.2)
Total postretirement cost (benefit)	$(0.8)	$(0.9)	$(1.8)	$(1.9)

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

During the second quarter and first half of fiscal 2024, we contributed $2.9 million and $6.0 million, respectively, to our pension plans and contributed $1.4 million and $3.0 million, respectively, to our postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $6.1 million to our pension plans during the remainder of fiscal 2024. We anticipate making further contributions of approximately $4.2 million to our postretirement plans during the remainder of fiscal 2024. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.

During the second quarter of fiscal 2024, the Company provided a voluntary lump-sum settlement offer to certain vested participants in the salaried and hourly pension plans in order to reduce a portion of the pension obligation. Subsequent to the end of the second quarter of fiscal 2024, approximately $135 million was distributed from the pension plan assets in connection with this offer. The lump-sum settlement did exceed our service and interest cost for our hourly pension plans, which will require a remeasurement in the third quarter of fiscal 2024.

14. STOCKHOLDERS' EQUITY

The following table presents a reconciliation of our stockholders' equity accounts for the twenty-six weeks ended November 26, 2023:

	Conagra Brands, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 28, 2023	584.2	$2,921.2	$2,376.9	$6,599.4	$(44.4)	$(3,116.3)	$70.5	$8,807.3
Stock option and incentive plans			(42.9)	1.1		25.6		(16.2)
Currency translation adjustments					10.7		(0.1)	10.6
Derivative adjustments					1.6			1.6
Activities of noncontrolling interests							0.2	0.2
Pension and postretirement healthcare benefits					(0.8)			(0.8)
Dividends declared on common stock; $0.35 per share				(167.3)				(167.3)
Net income attributable to Conagra Brands, Inc.				319.7				319.7
Balance at August 27, 2023	584.2	$2,921.2	$2,334.0	$6,752.9	$(32.9)	$(3,090.7)	$70.6	$8,955.1
Stock option and incentive plans			5.6	(0.4)		1.1	0.3	6.6
Currency translation adjustments					(5.6)		(0.7)	(6.3)
Derivative adjustments					0.8			0.8
Pension and postretirement healthcare benefits					(1.0)			(1.0)
Dividends declared on common stock; $0.35 per share				(167.2)				(167.2)
Net income attributable to Conagra Brands, Inc.				286.2				286.2
Balance at November 26, 2023	584.2	$2,921.2	$2,339.6	$6,871.5	$(38.7)	$(3,089.6)	$70.2	$9,074.2

The following table presents a reconciliation of our stockholders' equity accounts for the twenty-six weeks ended November 27, 2022:

	Conagra Brands, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 29, 2022	584.2	$2,921.2	$2,324.6	$6,550.7	$(11.2)	$(2,997.6)	$74.5	$8,862.2
Stock option and incentive plans			(1.6)	0.2		16.3		14.9
Currency translation adjustments					(11.5)		(2.1)	(13.6)
Repurchase of common shares						(50.0)		(50.0)
Derivative adjustments					(2.1)			(2.1)
Pension and postretirement healthcare benefits					1.4			1.4
Dividends declared on common stock; $0.33 per share				(158.6)				(158.6)
Net loss attributable to Conagra Brands, Inc.				(77.5)				(77.5)
Balance at August 28, 2022	584.2	$2,921.2	$2,323.0	$6,314.8	$(23.4)	$(3,031.3)	$72.4	$8,576.7
Stock option and incentive plans			37.9	(2.4)		3.6	0.5	39.6
Currency translation adjustments					(6.5)		(1.7)	(8.2)
Repurchase of common shares						(100.0)		(100.0)
Derivative adjustments					6.6			6.6
Activities of noncontrolling interests							0.3	0.3
Pension and postretirement healthcare benefits					(1.3)		(0.1)	(1.4)
Dividends declared on common stock; $0.33 per share				(157.8)				(157.8)
Net income attributable to Conagra Brands, Inc.				381.9				381.9
Balance at November 27, 2022	584.2	$2,921.2	$2,360.9	$6,536.5	$(24.6)	$(3,127.7)	$71.4	$8,737.7

The following table details the accumulated balances for each component of other comprehensive loss, net of tax:

	November 26, 2023	May 28, 2023
Currency translation losses, net of reclassification adjustments	$(94.6)	$(99.7)
Derivative adjustments, net of reclassification adjustments	31.6	29.2
Pension and postretirement benefit obligations, net of reclassification adjustments	24.3	26.1
Accumulated other comprehensive loss	$(38.7)	$(44.4)

The following tables summarize the reclassifications from accumulated other comprehensive income (loss) into income:

	Thirteen Weeks Ended		Affected Line Item in the Condensed Consolidated Statement of Earnings[1]
	November 26, 2023	November 27, 2022
Net derivative adjustments:
Cash flow hedges	$(0.9)	$(0.8)	Interest expense, net
Cash flow hedges	(1.2)	(0.2)	Equity method investment earnings
	(2.1)	(1.0)	Total before tax
	0.5	0.3	Income tax expense
	$(1.6)	$(0.7)	Net of tax
Pension and postretirement liabilities:
Net prior service cost	$—	$(0.1)	Pension and postretirement non-service income
Net actuarial gain	(1.2)	(1.1)	Pension and postretirement non-service income
	(1.2)	(1.2)	Total before tax
	0.3	0.3	Income tax expense
	$(0.9)	$(0.9)	Net of tax

	Twenty-Six Weeks Ended		Affected Line Item in the Condensed Consolidated Statement of Earnings[1]
	November 26, 2023	November 27, 2022
Net derivative adjustments:
Cash flow hedges	$(1.8)	$(1.6)	Interest expense, net
Cash flow hedges	(2.3)	—	Equity method investment earnings
	(4.1)	(1.6)	Total before tax
	1.0	0.5	Income tax expense
	$(3.1)	$(1.1)	Net of tax
Pension and postretirement liabilities:
Net prior service cost	$—	$(0.1)	Pension and postretirement non-service income
Net actuarial gain	(2.4)	(2.2)	Pension and postretirement non-service income
	(2.4)	(2.3)	Total before tax
	0.6	0.7	Income tax expense
	$(1.8)	$(1.6)	Net of tax

1Amounts in parentheses indicate income recognized in the Condensed Consolidated Statements of Earnings.

15. FAIR VALUE MEASUREMENTS

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of November 26, 2023:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$3.9	$0.3	$—	$4.2
Deferred compensation assets	6.7	—	—	6.7
Available-for-sale debt securities	—	—	4.0	4.0
Total assets	$10.6	$0.3	$4.0	$14.9
Liabilities:
Derivative liabilities	$—	$1.0	$—	$1.0
Deferred compensation liabilities	71.7	—	—	71.7
Total liabilities	$71.7	$1.0	$—	$72.7

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

In the second quarter of fiscal 2024, we recognized an impairment charge totaling $34.2 million in our International segment. The impairment was measured based upon the estimated sales price of the disposal group (see Note 2).

In the first quarter of fiscal 2024, we recognized charges for the impairment of certain long-lived assets based upon a discounted cash flow valuation model and included in restructuring activities (see Note 3). Impairments totaled $0.6 million in our Grocery & Snacks segment and $14.1 million in our International segment.

In the first quarter of fiscal 2023, we recognized a charge for the impairment of an indefinite-lived brand of $244.0 million in our Refrigerated & Frozen segment. The fair value of this brand was estimated using the "relief from royalty" method (see Note 6).

During the first quarter of fiscal 2023, goodwill impairment charges totaling $141.7 million were recognized within our Refrigerated & Frozen segment. The fair value of the goodwill was measured using a discounted cash flow valuation model specific to the Sides, Components and Enhancers reporting unit (see Note 6).

In the first quarter of fiscal 2023, we recognized impairment charges totaling $0.5 million in our Grocery & Snacks segment, $5.7 million in our Refrigerated & Frozen segment, and $20.5 million in our Foodservice segment. The fair value was measured based upon the estimated sales price of a disposal group that no longer met the held for sale criteria as of the second quarter of fiscal 2023.

The carrying amount of long-term debt (including current installments) was $8.51 billion and $8.60 billion as of November 26, 2023 and May 28, 2023, respectively. Based on current market rates, the fair value of this debt (level 2 liabilities) at November 26, 2023 and May 28, 2023, was estimated at $8.11 billion and $8.31 billion, respectively.

16. BUSINESS SEGMENTS AND RELATED INFORMATION

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 26, 2023	November 27, 2022	November 26, 2023	November 27, 2022
Net sales
Grocery & Snacks	$1,295.1	$1,349.9	$2,498.0	$2,538.2
Refrigerated & Frozen	1,338.5	1,421.5	2,490.1	2,629.1
International	279.6	258.7	539.8	492.2
Foodservice	294.9	282.8	584.2	557.7
Total net sales	$3,208.1	$3,312.9	$6,112.1	$6,217.2
Operating profit
Grocery & Snacks	$279.2	$340.4	$537.9	$590.8
Refrigerated & Frozen	220.2	250.3	419.4	34.0
International	5.9	36.9	29.6	63.8
Foodservice	38.0	28.5	82.1	29.7
Total operating profit	$543.3	$656.1	$1,069.0	$718.3
Equity method investment earnings	54.3	49.3	89.8	98.5
General corporate expense	94.8	106.5	131.5	190.0
Pension and postretirement non-service expense (income)	0.4	(6.1)	0.7	(12.2)
Interest expense, net	113.3	100.3	219.3	197.4
Income tax expense	102.9	122.5	201.2	136.9
Net income	$286.2	$382.2	$606.1	$304.7
Less: Net income attributable to noncontrolling interests	—	0.3	0.2	0.3
Net income attributable to Conagra Brands, Inc.	$286.2	$381.9	$605.9	$304.4

The following table presents further disaggregation of our net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 26, 2023	November 27, 2022	November 26, 2023	November 27, 2022
Frozen	$1,106.1	$1,157.5	$2,054.5	$2,165.9
Staples
Other shelf-stable	728.0	758.4	1,424.8	1,448.5
Refrigerated	232.4	264.0	435.6	463.2
Snacks	567.1	591.5	1,073.2	1,089.7
Foodservice	294.9	282.8	584.2	557.7
International	279.6	258.7	539.8	492.2
Total net sales	$3,208.1	$3,312.9	$6,112.1	$6,217.2

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

Assets by Segment

The majority of our manufacturing assets are shared across multiple reporting segments. Output from these facilities used by each reporting segment can change over time. Also, working capital balances are not tracked by reporting segment. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment. Total depreciation expense was $86.0 million and $169.1 million for the second quarter and first half of fiscal 2024, respectively. Total depreciation expense was $77.8 million and $156.0 million for the second quarter and first half of fiscal 2023, respectively.

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

The discussion that follows should be read together with the unaudited Condensed Consolidated Financial Statements and related notes contained in this report and with the financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended May 28, 2023 and subsequent filings with the SEC. Results for the second quarter of fiscal 2024 are not necessarily indicative of results that may be attained in the future.

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

Fiscal 2024 Second Quarter Results

In the second quarter of fiscal 2024, results reflected a decrease in net sales, with organic (excludes the impact of foreign exchange) decreases in our Grocery & Snacks and Refrigerated & Frozen segments, offset by increases in our International and Foodservice segments, in each case compared to the second quarter of fiscal 2023. The overall decrease in net sales was primarily due to lower consumption trends and continued behavior shifts and an increase in strategic trade investments. Overall gross profit decreased primarily as a result of the net sales declines discussed above, moderate input cost inflation, and unfavorable operating leverage, partially offset by higher productivity and lower transportation costs. Overall segment operating profit decreased in our Grocery & Snacks, Refrigerated & Frozen, and International segments, partially offset by an increase in our Foodservice segment. Corporate expenses were lower primarily due to lower share-based payment expense compared to the second quarter of fiscal 2023. Selling, general and administrative ("SG&A") expenses were higher due primarily to items impacting comparability as discussed below. We recognized higher equity method investment earnings, higher interest expense, and lower income tax expense, in each case compared to the second quarter of fiscal 2023. Excluding items impacting comparability, our effective tax rate was consistent with the second quarter of fiscal 2023.

Diluted earnings per share in the second quarter of fiscal 2024 and 2023 was $0.60 and $0.79, respectively. Diluted earnings per share was affected by lower net income in the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023.

Trends Impacting Our Business

Our industry continues to be impacted by commodity cost fluctuations, labor cost inflation, input cost inflation, and other global macroeconomic challenges. We experienced a moderate amount of input cost inflation during the first half of fiscal 2024, which we expect to continue throughout the remainder of the fiscal year. However, we have experienced increased stability in our supply chain during the first half of fiscal 2024 and we expect supply chain productivity to mitigate some of the inflationary pressures.

We also have experienced a reduction to our volumes due to lower consumption trends seen throughout the industry and continued consumer behavior shifts. We expect consumer trends to evolve and our volumes to improve over time, however, economic pressures on consumers, including the challenges of high inflation, may continue to negatively impact our volumes throughout fiscal 2024. We will continue to evaluate the evolving macroeconomic environment to take action to mitigate the impact on our business, consolidated results of operations, and financial condition.

Items Impacting Comparability

Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and foreign currency exchange rate risks of anticipated transactions is discussed in further detail in Note 7, “Derivative Financial Instruments”, to the Condensed Consolidated Financial Statements contained in this report. We had $11.2 million and $2.4 million of derivative losses in the second quarter of fiscal 2024 and 2023, respectively, and $16.4 million of derivative gains and $1.9 million of derivative losses in the first half of fiscal 2024 and 2023, respectively, which were included in general corporate expenses and reflected as items impacting comparability.

Other items of note impacting comparability for the second quarter of fiscal 2024 included the following:

●	a charge of $34.2 million ($34.2 million after-tax) related to the impairment of a business held for sale,

●	charges of $14.0 million ($10.4 million after-tax) related to legal matters, and

●	charges totaling $3.5 million ($2.7 million after-tax) in connection with our restructuring plans.

Items of note impacting comparability for the second quarter of fiscal 2023 included the following:

●	charges totaling $7.9 million ($6.0 million after-tax) associated with a fire occurring at one of our manufacturing facilities and

●	net charges totaling $1.8 million ($1.3 million after-tax) in connection with our restructuring plans.

Items of note impacting comparability for the first half of fiscal 2024 included the following:

●	a charge of $34.2 million ($34.2 million after-tax) related to the impairment of a business held for sale,

●	charges totaling $27.9 million ($20.8 million after-tax) in connection with our restructuring plans, and

●	charges of $14.0 million ($10.4 million after-tax) related to legal matters.

Items of note impacting comparability for the first half of fiscal 2023 included the following:

●	charges totaling $385.7 million ($326.8 million after-tax) related to the goodwill and Birds Eye® brand impairments in connection with certain reporting unit changes within our Refrigerated & Frozen segment,

●	charges totaling $26.7 million ($20.1 million after-tax) related to the impairment of businesses previously held for sale,

●	charges totaling $7.9 million ($6.0 million after-tax) associated with a fire occurring at one of our manufacturing facilities, and

●	net charges totaling $6.7 million ($5.0 million after-tax) in connection with our restructuring plans.

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

Net Sales

	Net Sales
($ in millions)	Thirteen Weeks Ended			Twenty-Six Weeks Ended
Reporting Segment	November 26, 2023	November 27, 2022	% Inc (Dec)	November 26, 2023	November 27, 2022	% Inc (Dec)
Grocery & Snacks	$1,295.1	$1,349.9	(4.1)%	$2,498.0	$2,538.2	(1.6)%
Refrigerated & Frozen	1,338.5	1,421.5	(5.8)%	2,490.1	2,629.1	(5.3)%
International	279.6	258.7	8.1%	539.8	492.2	9.7%
Foodservice	294.9	282.8	4.3%	584.2	557.7	4.7%
Total	$3,208.1	$3,312.9	(3.2)%	$6,112.1	$6,217.2	(1.7)%

Net sales for the second quarter and first half of fiscal 2024 in our Grocery & Snacks segment included a decrease in volumes of 3.7% and 4.0%, respectively, when compared to the second quarter and first half of fiscal 2023 primarily due to lower consumption trends seen throughout the industry. Price/mix decreased by 0.4% for the second quarter of fiscal 2024 when compared to the second quarter of fiscal 2023, partially attributable to an increase in strategic trade investments. Price/mix increased by 2.4% when compared to the first half of fiscal 2023 due to favorability in inflation-driven pricing that was implemented in the prior year partially offset by an increase in strategic trade investments.

Net sales for the second quarter and first half of fiscal 2024 in our Refrigerated & Frozen segment reflected a decrease in volumes of 3.3% and 6.7%, respectively, when compared to the second quarter and first half of fiscal 2023. The decrease was primarily due to lower consumption trends seen throughout the industry. Price/mix decreased by 2.5% when compared to the second quarter of fiscal 2023, partially attributable to an increase in strategic trade investments. Price/mix increased by 1.4% when compared to the first half of fiscal 2023 due to favorability in inflation-driven pricing that was implemented in the prior year partially offset by an increase in strategic trade investments.

Net sales for the second quarter of fiscal 2024 in our International segment reflected a 3.3% increase in volumes, a 2.5% increase due to favorable foreign exchange rates, and a 2.3% increase in price/mix, in each case compared to the second quarter of fiscal 2023. The increase in volumes was driven by growth in our Mexico business compared to the second quarter of fiscal 2023.

Net sales for the first half of fiscal 2024 in our International segment reflected a 1.9% increase in volumes, a 2.9% increase due to favorable foreign exchange rates, and a 4.9% increase in price/mix, in each case compared to the first half of fiscal 2023. The increase in volumes was driven by growth in our Mexico business compared to the first half of fiscal 2023. The increase in price/mix was primarily due to favorability in inflation-driven pricing that was implemented in the prior year.

Net sales for the second quarter and first half of fiscal 2024 in our Foodservice segment reflected an increase in price/mix of 6.8% and 8.5%, respectively, compared to the second quarter and first half of fiscal 2023, reflecting inflation-driven pricing that was primarily implemented in the prior year. Volumes decreased by 2.5% and 3.8% in the second quarter and first half of fiscal 2024, respectively, when compared to the second quarter and first half of fiscal 2023. The decrease in volumes was driven by the elasticity impact from inflation-driven pricing actions and shortages from supply chain disruptions.

SG&A Expenses (includes general corporate expenses)

SG&A expenses totaled $398.1 million for the second quarter of fiscal 2024, an increase of $25.4 million, as compared to the second quarter of fiscal 2023. SG&A expenses for the second quarter of fiscal 2024 reflected the following:

Items impacting comparability of earnings

●	a charge of $34.2 million related to the impairment of a business held for sale,

●	charges of $14.0 million related to legal matters, and

●	a net gain of $2.6 million primarily associated with insurance proceeds from the previous fire that occurred at one of our manufacturing facilities.

Other changes in expenses compared to the second quarter of fiscal 2023

●

a decrease in share-based payment expense of $29.8 million primarily due to volatility between periods in our share price and a decrease in the estimated level of achievement of certain performance targets,

●	an increase in salary, wage, and fringe benefit expense of $7.4 million,

●	an increase in consulting and professional fees of $6.5 million, in part due to information technology implementation services, and

●	a decrease in advertising and promotion expense of $6.3 million.

SG&A expenses for the second quarter of fiscal 2023 included the following items impacting comparability of earnings:

●	net charges of $1.7 million in connection with our restructuring plans.

SG&A expenses totaled $732.2 million for the first half of fiscal 2024, a decrease of $382.1 million, as compared to the first half of fiscal 2023. SG&A expenses for the first half of fiscal 2024 reflected the following:

●	a charge of $34.2 million related to the impairment of a business held for sale,

●	net charges of $20.8 million in connection with our restructuring plans,

●	charges of $14.0 million related to legal matters, and

●	a net gain of $5.9 million primarily associated with insurance proceeds from the previous fire that occurred at one of our manufacturing facilities.

Other changes in expenses compared to the first half of fiscal 2023

●

a decrease in share-based payment expense of $55.4 million primarily due to volatility between periods in our share price and a decrease in the estimated level of achievement of certain performance targets,

●	an increase in salary, wage, and fringe benefit expense of $18.5 million,

●	an increase in consulting and professional fees of $10.9 million, in part due to information technology implementation services,

●	a decrease in advertising and promotion expense of $9.5 million, and

●	an increase in deferred compensation expense of $4.4 million primarily due to market volatility between periods.

SG&A expenses for the first half of fiscal 2023 included the following items impacting the comparability of earnings:

●	charges totaling $385.7 million related to the goodwill and Birds Eye® brand impairments in connection with certain reporting unit changes within our Refrigerated & Frozen segment,

●	charges totaling $26.7 million related to the impairment of businesses previously held for sale, and

●	net charges of $6.4 million in connection with our restructuring plans.

Segment Operating Profit (Earnings before general corporate expenses, pension and postretirement non-service expense (income), interest expense, net, income taxes, and equity method investment earnings)

	Operating Profit
($ in millions)	Thirteen Weeks Ended			Twenty-Six Weeks Ended
Reporting Segment	November 26, 2023	November 27, 2022	% Inc (Dec)	November 26, 2023	November 27, 2022	% Inc (Dec)
Grocery & Snacks	$279.2	$340.4	(18.0)%	$537.9	$590.8	(8.9)%
Refrigerated & Frozen	220.2	250.3	(12.0)%	419.4	34.0	1134.6%
International	5.9	36.9	(84.0)%	29.6	63.8	(53.6)%
Foodservice	38.0	28.5	33.2%	82.1	29.7	176.5%

Operating profit in our Grocery & Snacks segment for the second quarter of fiscal 2024 reflected a decrease in gross profits of $50.6 million compared to the second quarter of fiscal 2023. The lower gross profit was driven by the net sales decline discussed above, the impacts of input cost inflation, and unfavorable fixed cost leverage, partially offset by productivity and lower transportation costs. Advertising and promotion expenses increased $3.7 million compared to the second quarter of fiscal 2023. Operating profit in the second quarter of fiscal 2024 included $2.7 million of net charges related to our restructuring plans.

Operating profit in our Grocery & Snacks segment for the first half of fiscal 2024 reflected a decrease in gross profits of $31.5 million compared to the first half of fiscal 2023. The lower gross profit was driven by the net sales decline discussed above, the impacts of input cost inflation, and unfavorable fixed cost leverage, partially offset by inflation driven pricing that was implemented in the prior year, productivity, and lower transportation costs. Advertising and promotion expenses increased $8.5 million compared to the first half of fiscal 2023. Operating profit in the first half of fiscal 2024 included $7.5 million of net charges related to our restructuring plans. The first half of fiscal 2023 also included expenses of $3.2 million related to a municipal water line break.

Operating profit in our Refrigerated & Frozen segment for the second quarter of fiscal 2024 reflected a decrease in gross profits of $35.9 million compared to the second quarter of fiscal 2023. The decrease was driven by the net sales decline discussed above, impacts of input cost inflation, and unfavorable fixed cost leverage, partially offset by productivity and lower transportation costs. Advertising and promotion expenses decreased $13.4 million compared to the second quarter of fiscal 2023. Operating profit in the second quarter of fiscal 2023 included charges of $7.9 million associated with a fire occurring at one of our manufacturing facilities.

Operating profit in our Refrigerated & Frozen segment for the first half of fiscal 2024 reflected a decrease in gross profits of $14.5 million compared to the first half of fiscal 2023. The decrease was driven by the net sales decline discussed above, impacts of input cost inflation, and unfavorable fixed cost leverage, partially offset by inflation driven pricing that was implemented in the prior year, productivity, lower transportation costs, and lower inventory write-offs. Advertising and promotion expenses decreased $21.1 million compared to the first half of fiscal 2023. Operating profit in the first half of fiscal 2023 included charges of $385.7 million related to the goodwill and Birds Eye® brand impairments in connection with certain reporting unit changes within our Refrigerated & Frozen segment. Operating profit in the first half of fiscal 2023 included charges of $7.9 million associated with a fire occurring at one of our manufacturing facilities and $5.7 million related to the impairment of businesses previously held for sale.

Operating profit in our International segment for the second quarter of fiscal 2024 reflected an increase in gross profits of $9.1 million when compared to the second quarter of fiscal 2023. The increase was driven by the net sales growth discussed above and productivity, partially offset by the impacts of input cost inflation. Operating profit in the second quarter of fiscal 2024 included a charge of $34.2 million related to the impairment of a business held for sale.

Operating profit in our International segment for the first half of fiscal 2024 reflected an increase in gross profits of $25.9 million when compared to the first half of fiscal 2023. The increase was driven by the net sales growth discussed above, productivity, and lower inventory write-offs, partially offset by the impacts of input cost inflation. Operating profit in the first half of fiscal 2024 included a charge of $34.2 million related to the impairment of a business held for sale and $19.1 million of net charges related to our restructuring plans.

Operating profit in our Foodservice segment for the second quarter of fiscal 2024 reflected an increase in gross profits of $10.5 million compared to the second quarter of fiscal 2023. The increase in gross profit was driven by the net sales growth discussed above and productivity, partially offset by unfavorable fixed cost leverage. Operating profit in the second quarter of fiscal 2024 included a benefit of $2.6 million associated with insurance proceeds from the previous fire that occurred at one of our manufacturing facilities.

Operating profit in our Foodservice segment for the first half of fiscal 2024 reflected an increase in gross profits of $28.9 million compared to the first half of fiscal 2023. The increase in gross profit was driven by the net sales growth discussed above and productivity, partially offset by the impacts of input cost inflation and unfavorable fixed cost leverage. Operating profit in the first half of fiscal 2024 included a benefit of $5.9 million associated with insurance proceeds from the previous fire that occurred at one of our manufacturing facilities. Operating profit in the first half of fiscal 2023 included expense of $20.5 million related to the impairment of businesses previously held for sale.

Pension and Postretirement Non-service Expense (Income)

In the second quarter of fiscal 2024, pension and postretirement non-service expense was $0.4 million compared to income of $6.1 million in the second quarter of fiscal 2023. In the first half of fiscal 2024, pension and postretirement non-service expense was $0.7 million compared to income of $12.2 million in the first half of fiscal 2023. The second quarter and first half of fiscal 2024 reflected higher interest costs.

Interest Expense, Net

Net interest expense was $113.3 million and $100.3 million for the second quarter of fiscal 2024 and 2023, respectively. Net interest expense was $219.3 million and $197.4 million for the first half of fiscal 2024 and 2023, respectively. The increase was driven by a higher weighted average interest rate on outstanding debt. See Note 4, "Debt and Revolving Credit Facility", to the Condensed Consolidated Financial Statements contained in this report for further discussion.

Income Taxes

In the second quarter of fiscal 2024 and 2023, we recognized income tax expense of $102.9 million and $122.5 million, respectively. In the first half of fiscal 2024 and 2023, we recognized income tax expense of $201.2 million and $136.9 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was approximately 26.5% and 24.3% for the second quarter of fiscal 2024 and 2023, respectively. The effective tax rate was approximately 24.9% and 31.0% for the first half of fiscal 2024 and 2023, respectively. See Note 11, "Income Taxes", to the Condensed Consolidated Financial Statements contained in this report for a discussion on the change in effective tax rates.

Equity Method Investment Earnings

Equity method investment earnings were $54.3 million and $49.3 million for the second quarter of fiscal 2024 and 2023, respectively. Equity method investment earnings were $89.8 million and $98.5 million for the first half of fiscal 2024 and 2023, respectively. Ardent Mills earnings for the second quarter of fiscal 2024 continued to reflect slightly lower volume trends as seen throughout the industry but were more than offset by improved product margins.

Earnings Per Share

Diluted earnings per share in the second quarter of fiscal 2024 and 2023 was $0.60 and $0.79, respectively. The decrease reflected lower net income in the second quarter of fiscal 2024. Diluted earnings per share in the first half of fiscal 2024 and 2023 was $1.26 and $0.63, respectively. The increase in diluted earnings per share for the first half of fiscal 2024 reflected higher net income.

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

Borrowing Facilities and Long-Term Debt

At November 26, 2023, we had a revolving credit facility (the "Revolving Credit Facility") with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $2.0 billion (subject to increase to a maximum aggregate principal amount of $2.5 billion with the consent of the lenders). The Revolving Credit Facility matures on August 26, 2027 and is unsecured. The Company may request the term of the Revolving Credit Facility be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. We have historically used a credit facility principally as a back-up for our commercial paper program. As of November 26, 2023, there were no outstanding borrowings under the Revolving Credit Facility.

As of November 26, 2023, we had $503.0 million outstanding under our commercial paper program. The highest level of borrowings outstanding during the first half of fiscal 2024 was $697.0 million. We had $576.0 million outstanding under our commercial paper program as of May 28, 2023.

During the second quarter of fiscal 2024, we prepaid $250.0 million of the $500.0 million aggregate principal amount outstanding under our unsecured Term Loan (the "Term Loan"). The repayment was funded by operating cash flows and the issuance of commercial paper. The remaining balance matures on August 26, 2025.

During the first quarter of fiscal 2024, we issued $500.0 million aggregate principal amount of 5.30% senior notes due October 1, 2026. The net proceeds were used to repay the outstanding $500.0 million aggregate principal amount of our 0.50% senior notes on their maturity date of August 11, 2023.

We have $1.00 billion aggregate principal amount of 4.30% senior notes maturing on May 1, 2024 that we expect to refinance with short-term and/or long-term debt along with cash on hand.

For additional information about our long-term debt balances, refer to Note 4, "Debt and Revolving Credit Facility", to the Condensed Consolidated Financial Statements contained in this report and Note 3, "Long-Term Debt", to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 2023. The weighted average coupon interest rate of long-term debt obligations outstanding as of November 26, 2023 was approximately 4.8%.

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

As of the end of the second quarter of fiscal 2024, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the Revolving Credit Facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult, or impossible.

Our most restrictive debt agreement (the Revolving Credit Facility) generally requires our ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest expense not be less than 3.0 to 1.0 and our ratio of funded net debt to EBITDA not to exceed 4.5 to 1.0. Each ratio is to be calculated on a rolling four-quarter basis. As of November 26, 2023, we were in compliance with these financial covenants.

Equity and Dividends

We repurchase shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board. Under our current share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. We did not repurchase any shares of common stock during the first half of fiscal 2024. The Company's total remaining share repurchase authorization as of November 26, 2023 was $916.6 million.

On November 30, 2023, the Company paid a quarterly cash dividend on shares of its common stock of $0.35 per share to stockholders of record as of close of business on November 2, 2023. On December 14, 2023, we announced that our Board approved a quarterly dividend payment of $0.35 per share to be paid on February 29, 2024, to stockholders of record as of close of business on January 30, 2024.

Contractual Obligations

As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. These obligations impact our liquidity and capital resource needs. In addition to principal and interest payments on our outstanding long-term debt and notes payable balances, discussed above, our contractual obligations primarily consist of lease payments, income taxes, pension and postretirement benefits, and unconditional purchase obligations. In the second quarter of fiscal 2024, we entered into a contract that contains a lease that has not yet commenced with minimum aggregate payments totaling $81.8 million over a term of 10 years. There were no other material changes to our contractual obligations from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 2023.

Capital Expenditures

We continue to make investments in our business and operating facilities. Our estimate of capital expenditures for fiscal 2024 is approximately $450 million.

Cash Flows

During the first half of fiscal 2024, we used $31.1 million of cash, which was the net result of $854.6 million generated from operating activities, $203.9 million used in investing activities, $683.4 million used in financing activities, and an increase of $1.6 million due to the effects of changes in foreign currency exchange rates.

Cash generated from operating activities totaled $854.6 million and $297.8 million in the first half of fiscal 2024 and 2023, respectively. The increase in operating cash flows for the first half of fiscal 2024 compared to the first half of fiscal 2023 was primarily driven by our change in inventory balances, which were impacted by reduced inventory volumes due to recent consumption trends in addition to an inventory rebuild from previous supply chain constraints in fiscal 2023, and timing of payments of accounts payable. Operating cash flows in the first half of fiscal 2024 also benefited from higher dividend payments received from one of our equity method investments in the second quarter.

Cash used in investing activities totaled $203.9 million and $181.9 million in the first half of fiscal 2024 and 2023, respectively. Net cash outflows from investing activities in the first half of fiscal 2024 and 2023 consisted primarily of capital expenditures totaling $214.0 million and $188.4 million, respectively.

Cash used in financing activities totaled $683.4 million and $157.4 million in the first half of fiscal 2024 and 2023, respectively. Financing activities in the first half of fiscal 2024 principally reflected repayments of long-term debt of $760.6 million, the issuance of long-term debt totaling $500.0 million, net short-term borrowing repayments of $81.2 million, and cash dividends paid of $324.7 million. Financing activities in the first half of fiscal 2023 principally reflected repayments of long-term debt of $265.8 million, the issuance of long-term debt totaling $500.0 million, net short-term borrowing issuances of $75.4 million, cash dividends paid of $308.6 million, and common stock repurchases of $150.0 million.

Cash Held by International Subsidiaries

The Company had cash and cash equivalents of $61.5 million at November 26, 2023 and $93.3 million at May 28, 2023, of which $55.2 million at November 26, 2023 and $84.9 million at May 28, 2023 was held in foreign countries. A deferred tax liability is provided for certain undistributed foreign earnings that are not considered to be indefinitely reinvested or cannot be remitted in a tax-neutral transaction. Other undistributed foreign earnings are invested indefinitely and therefore we have not provided deferred taxes on those earnings.

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

Other than the changes noted below, there have been no material changes in our market risk during the twenty-six weeks ended November 26, 2023. For additional information, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 28, 2023.

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

The carrying amount of long-term debt (including current installments) was $8.51 billion as of November 26, 2023. Based on current market rates, the fair value of this debt at November 26, 2023 was estimated at $8.11 billion. As of November 26, 2023, a 1% increase in the interest rates would decrease the fair value of our fixed rate debt by approximately $365.8 million, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $409.4 million.

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

Effect of Hypothetical 10% Fluctuation

The potential gain or loss on the fair value of our outstanding commodity and foreign exchange contracts, assuming a hypothetical 10% fluctuation in commodity prices and foreign currency exchange rates, would have been (in millions):

	Fair Value Impact
In Millions	November 26, 2023	November 27, 2022
Energy commodities	$1.9	$5.9
Agriculture commodities	6.5	7.7
Foreign exchange	8.6	8.8

It should be noted that any change in the fair value of our derivative contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items. In relation to foreign currency contracts, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of November 26, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For additional information on legal proceedings, please refer to Note 15, "Contingencies", to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended May 28, 2023 and Note 12, "Contingencies", to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

A discussion of our risk factors can be found in Item 1A, "Risk Factors", in our Annual Report on Form 10-K for the fiscal year ended May 28, 2023 and in our other filings with the SEC. During the second quarter of fiscal 2024, there were no material changes to our previously disclosed risk factors.

ITEM 5. OTHER INFORMATION

Trading Arrangements

None of the Company's directors or "officers" (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended November 26, 2023.

ITEM 6. EXHIBITS

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934, as amended, by Conagra Brands, Inc. (file number 001-07275), unless otherwise noted.

EXHIBIT	DESCRIPTION

3.1	Restated Certificate of Incorporation of Conagra Brands, Inc., incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2022

3.2	Amended and Restated Bylaws of Conagra Brands, Inc., incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 19, 2023

10.1	Amendment No. 1 to the Term Loan Agreement, dated as of September 26, 2023, by and among Conagra Brands, Inc., the lenders party thereto, and Farm Credit Services of America, PCA, as administrative agent for the lenders

10.2	Conagra Brands, Inc. 2023 Stock Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2023

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32	Section 906 Certificates

101

The following materials from Conagra Brands' Quarterly Report on Form 10-Q for the quarter ended November 26, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Unaudited Condensed Consolidated Financial Statements, and (vi) document and entity information.

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

Dated this 4th day of January, 2024.