Form 10-K
period 2024-05-26
CONAGRA BRANDS INC.
filed 2024-07-11
CIK 23217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 26, 2024

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐     No  ☑

The aggregate market value of the voting common stock of Conagra Brands, Inc. held by non-affiliates on November 24, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $13,618,363,248 based upon the closing sale price on the New York Stock Exchange on such date.

At June 23, 2024, 478,208,750 common shares were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) are incorporated by reference into Part III.

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

ITEM 1. BUSINESS

General Development of Business

Conagra Brands, Inc. (the “Company”, “Conagra Brands”, “we”, “us”, or “our”), headquartered in Chicago, is one of North America’s leading branded food companies. We combine a 100-year history of making quality food with agility and a relentless focus on collaboration and innovation. The company’s portfolio is continuously evolving to satisfy consumers’ ever-changing food preferences. Conagra’s brands include Birds Eye®, Duncan Hines®, Healthy Choice®, Marie Callender’s®, Reddi-wip®, Slim Jim®, Angie’s® BOOMCHICKAPOP®, and many more.

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

General

The following discussion pertains to all of our reporting segments.

Conagra Brands is a branded consumer packaged goods food company that operates in many sectors of the food industry, with a significant focus on the sale of branded, value-added consumer food products, as well as foodservice items and ingredients.

Raw Materials and Packaging

We use many different raw materials, most of which are commodities, to make and package our products. The prices paid for raw materials used in making our food generally reflect factors such as global economic conditions, trade barriers or restrictions, supply and demand, weather, commodity market fluctuations, currency fluctuations, tariffs, and the effects of governmental agricultural programs, and may be impacted by supply chain disruptions including disruptions caused by pandemics, epidemics, and disease, in humans and animals, such as the avian flu. Although the prices of raw materials can be expected to fluctuate as a result of these factors, we believe such raw materials to be in adequate supply and generally available from numerous sources. From time to time, we have faced increased costs for many of our significant raw materials, packaging, and energy inputs. We seek to mitigate higher input costs through productivity and pricing initiatives and the use of derivative instruments to economically hedge a portion of forecasted future consumption.

Competition

We experience intense competition for sales of our food items in our major markets. Our food items compete with widely advertised, well-known, branded food, as well as private branded and customized food items. Some of our competitors are larger and have greater resources than we have. We compete primarily on the basis of quality, product innovation, value, customer service, brand recognition, and brand loyalty.

Seasonality

Demand for certain of our food items may be influenced by holidays, changes in seasons, or other annual events. For example, sales of frozen foods tend to be marginally higher during the winter months, pie sales are highest in November and December due to holidays, and production of certain of our products occurs seasonally, during or immediately following the purchase of agricultural crops.

Trademarks and Intellectual Property

Our intellectual property rights, including our trademarks, licensing agreements, trade secrets, patents, and copyrights are of material importance to our business, and we attempt to protect such rights by pursuing remedies available to us under trademark, copyright, trade secret, and patent laws, as well as entering into licensing, third-party nondisclosure and assignment agreements, and policing of third-party misuses of our intellectual property. Some of our products are sold under licensing arrangements with others, including our licensing arrangement with Dolly Parton and our licenses of the P.F. Chang’s®, Bertolli®, Wendy’s®, and Libby’s® trademarks. We also own certain intellectual property rights that are licensed to third parties, such as the Alexia® and Marie Callender’s® trademarks. While many of these licensing arrangements are perpetual in nature, others must be periodically renegotiated or renewed pursuant to their terms. We also actively develop and maintain a portfolio of patents, although no single patent is considered material to the business as a whole. We have proprietary trade secrets, technology, know-how, processes, and other intellectual property rights that are not registered.

Government Regulation

The manufacture and sale of consumer food is highly regulated. Our operations, our products, and our practices are subject to various federal, state, local, and international laws and regulations and related regulatory oversight by various government agencies, including, but not limited to, the United States Department of Agriculture, the Federal Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the Occupational Safety and Health Administration, the Environmental

Protection Agency, the Department of Labor, and various other federal, state, local, and international authorities (including government authorities in Canada and Mexico). In particular, the processing, packaging, transportation, storage, distribution, advertising, labeling, quality, and safety of food products, the health and safety of our employees, and the protection of the environment are each subject to governmental regulation. Additionally, we are subject to data privacy and security regulations, anticorruption, anti-bribery, trade sanction and export, tax, and securities laws and regulations, accounting and reporting standards, and other financial laws and regulations. We rely on our procedures, policies, and compliance programs, as well as legal advice from in-house and outside counsel, to align our operations, products, and practices with applicable laws and regulations.  We believe that we are in compliance with such laws and regulations in all material respects and do not expect that continued compliance with such regulations will have a material effect upon capital expenditures, earnings, or our competitive position.

Customers

Our products are sold, directly and through distributors, to chain, wholesale, value, cooperative, club, and independent grocery, pharmacy and drug, convenience and other store operators; and foodservice customers, including restaurants and bars, travel and leisure customers, schools, health care facilities, and government customers. Our products are also sold online through various e-commerce platforms and retailers. Our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 28% of consolidated net sales for fiscal 2024 and 2023 and 27% for fiscal 2022.

Human Capital Resources

At Conagra, we believe that our employees are the driving force behind our success and that the success and growth of our business depends in large part on our ability to attract, develop, and retain a diverse population of talented and high-performing employees at all levels of our organization. We leverage our six timeless values, which form the framework of our Company culture, to guide our approach to human capital management:

●	Integrity: Do the right things and do things right
●	External Focus: Center on the consumer, customer, competitor, and investor
●	Broad-Mindedness: Seek out and respect varied perspectives; embrace collaboration and assume positive intent
●	Agility: Convert insights into action with the speed of an entrepreneur
●	Leadership: Simplify, make decisions, inspire others, and act like an owner
●	Results: Leverage a “refuse-to-lose” obsession with impact and value creation

As of May 26, 2024, we had approximately 18,500 employees, primarily in the United States. Approximately 46% of our employees are parties to collective bargaining agreements. We believe our relationships with employees and their representative organizations are good.

Safety and Health

The health and safety of our employees is our top priority. We are focused on maintaining a strong culture of safety, in which all employees strive to protect themselves and their colleagues by being proactive towards risk identification and mitigation for people and our food products. Our health and safety team audits each of our facilities every 2-5 years, depending on risk profile, to review compliance with Conagra’s safety management system. This audit includes examination of leadership, accountability, defect loss identification processes, inspections, training, safety regulation adherence and compliance with corporate policies. The team documents the audit results and tracks corrective actions to ensure progress and create accountability for providing a safe work environment. Any workplace injury, illness, or fatality (an “incident”), including any “significant near miss” or an incident with the potential to have resulted in workplace injury, illness or fatality, requires a thorough investigation to identify and address the root cause.

During fiscal 2024, our Occupational Safety and Health Administration Incident Rate was 1.40 incidents per 100 full-time workers, as compared to 1.58 incidents per 100 full-time workers in fiscal 2023 and 1.67 incidents per 100 full-time workers in fiscal 2022. There were no incidents of fatalities involving Conagra employees in fiscal 2024, 2023, and 2022. We compare our incident rate to that of the average for companies in the food manufacturing sector, as published by the Bureau of Labor Statistics. In each of the last three fiscal years, our incident rate has been below the industry average.

Human Capital Management

We have implemented key recruitment, development, engagement, and retention strategies and objectives to guide our human capital management approach. These strategies and objectives are advanced through a number of programs, policies, and initiatives.

Recruitment:

We believe Conagra offers one of the most impactful, energized and inclusive cultures in the food industry and provides a comprehensive employee experience for a long and prosperous career.

Conagra has made differential investments in our recruitment tools and our talent acquisition programs to help us continue to attract the right candidates.

●	We have implemented new technology that enhances our recruiting efforts while also simplifying the application process for prospective candidates.
●	We modernized our marketing materials to capture and communicate the employee value proposition Conagra offers.
●	We added resources and enhanced our processes to improve and streamline recruiting efforts at our manufacturing facilities.
●	We continue to leverage data and key metrics to drive priorities and strategically focus recruiting efforts and talent acquisition resources across the enterprise.

Development:

The Conagra Promise to our employees is to provide every employee with tools and programs to help them reach their full potential. By providing employees with growth opportunities, we empower them to build knowledge and skills and make an impact through their work at Conagra. We believe that by enabling employee growth and development, we better position Conagra to meet current and future business needs while driving employee retention.

We leverage a variety of tools and processes to promote a culture of employee learning and development at Conagra:

●	Job profiles are aligned to a Conagra-specific skills framework that defines and prioritizes the top skills desired for each role. Employees’ skills are assessed against the framework and the data is leveraged to provide tailored learning opportunities for each employee as well as drive programs to enhance organizational capabilities.
●	Employees have access to numerous development opportunities including functional development programs, on-demand learning content, and targeted leadership programs. Our cross-functional Opportunity Marketplace allows employees to become involved in initiatives beyond their day-to-day job responsibilities, providing on-the-job learning and opportunities for exploring their intellectual curiosity.
●	We use multiple levers to promote a learning culture such as expecting leaders to consistently coach, teach and mentor colleagues across the organization and our “Invest in You” program that encourages employees to set aside at least one-hour per workweek focused on learning.

Employees also have access to coaching, feedback, and leadership support; employees are encouraged to establish mentoring relationships across the enterprise.

Engagement, Diversity & Inclusion:

We believe our focus on broad-mindedness, one of our timeless values, fosters a culture of collaboration and engagement. We encourage our employees to engage with leaders, managers, and peers and to share their individual perspectives. In September 2023, we launched a new structured survey, released on a quarterly basis, to better understand employee engagement and how employees experience our culture.

Additionally, we believe that it is a competitive advantage to cultivate an inclusive culture of belonging where diverse backgrounds, perspectives, styles, and opinions are leveraged to drive innovation and growth. At Conagra, diversity is measured by more than age, race, gender, sexual orientation, and disability. All backgrounds, perspectives, styles, and opinions are valued and belong at Conagra. Our recipe for inclusion consists of five key ingredients:

●	GENUINE LISTENING: We make a conscious effort to learn new things by listening to what others have to say and seeking to understand how others think and feel. Although we may not always agree, we respect each other and acknowledge the power of different points of view.
●	MUTUAL RESPECT: We cultivate a workplace where people trust and respect one another, where no one feels they need to bend out of shape to fit in. We always assume positive intent and recognize that individuals have valuable contributions to make.
●	HEALTHY DEBATE: We actively encourage new ideas and ask questions to challenge the status quo. We accept that sometimes, the best results evolve from rigorous debate, a bit of tension and a bit of discomfort.
●	COMPROMISE: We stay focused on our goals and are collectively decisive once the input has been heard and considered.
●	CIVILITY: We disagree with respect. We seek common ground as a starting point for dialogue about differences, listening past one’s preconceptions and teaching others to do the same.

We believe this recipe nourishes our inclusive culture by encouraging openness, acceptance, and individual authenticity.

Our eight employee-led Employee Resource Groups (ERGs) are intended to contribute to an engaged and inclusive culture at Conagra. Our ERGs provide our employees with an opportunity to express their views, facilitate learning on cultural and business topics, and support our employees’ personal growth, professional development, and community impact. Our ERGs are open to all salaried employees in the U.S. and, where indicated below, in Canada and Mexico. As of May 26, 2024, our ERGs and their stated goals consisted of:

●	ASIAN ERG: Working to expand awareness through the celebration of Asian culture and heritage across Conagra.
●	BLACK ERG: Supporting the African American community through personal and professional development, community involvement, and supporting all aspects of Conagra’s mission, vision, and values.
●	DISABILITY + ALLY ERG: Seeking to lead with a cross-disability perspective and prioritizing the fulfillment of access needs of group members.
●	LATINX ERG: Striving to be a catalyst for Hispanic and Latinx professional development, business growth, and community impact.
●	LGBTQ+ ALLY ERG: Influencing, engaging, and promoting LGBTQ+ inclusion at Conagra – supporting a work environment where everyone can be comfortable bringing their full selves to work every day.
●	VETERANS ERG: Supporting, promoting, and assisting veterans in professional development and career growth at Conagra, while supporting Conagra’s initiatives that are directly related to veterans and the military.
●	WOMEN ERG: Empowering women professionally by supporting development opportunities, building strong networks and allyship across Conagra, giving back to the community, and advocating around issues that are impactful to women. This ERG includes employees in the U.S., Canada, and Mexico.
●	YOUNG PROFESSIONALS ERG: Working to leverage their unique capabilities as engaged, enthusiastic, and business driven young professionals to strengthen Conagra’s culture and talent. This ERG includes employees from the U.S. and Canada.

Compensation, Benefits, and Wellness:

We offer competitive compensation and benefits to attract and retain the best talent and to support the overall well-being of our employees. Our compensation program, which includes equity-based compensation for our employees at director level and above, aims to align our leaders’ interest with our shareholders and is designed to incentivize strong company and individual performance.

Additionally, through our holistic approach to benefits and wellness, we provide our employees with resources to help them thrive. We offer a wide range of benefits across areas such as health, family, finance, community, and time away, including healthcare and wellness benefits such as employee assistance programs supporting mental health, adoption assistance, family care resources, a 401(k) plan, family leave, and paid time off.

Information About Our Executive Officers

The names, ages, and positions of our executive officers as of July 11, 2024 are listed below:

Name	Title & Capacity	Age	Year First Appointed an Executive Officer
Sean M. Connolly	President and Chief Executive Officer	58	2015
David S. Marberger	Executive Vice President and Chief Financial Officer	59	2016
Carey L. Bartell	Executive Vice President, General Counsel and Corporate Secretary	50	2022
Charisse Brock	Executive Vice President, Chief Human Resources Officer	62	2015
Alexandre O. Eboli	Executive Vice President, Chief Supply Chain Officer	52	2021
Thomas M. McGough	Executive Vice President and Chief Operating Officer	59	2013
Noelle O’Mara	Executive Vice President and President New Platforms and Acquisitions	45	2024
William E. Johnson	Senior Vice President and Corporate Controller	42	2023

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

Alexandre “Ale” O. Eboli has served as Executive Vice President and Chief Supply Chain Officer for Conagra Brands since August 2021. Mr. Eboli has end-to-end supply chain responsibilities for the company, overseeing the manufacturing, procurement, environment, health and safety, plant quality, logistics, and transportation and warehousing teams. Mr. Eboli joined Conagra Brands with 25 years of experience of global end-to-end supply chain leadership within the consumer packaged goods industry and has held a variety of roles in finance, planning, distribution, logistics and manufacturing. Prior to Conagra, Mr. Eboli served as the Head of Supply Chain, North America for The Unilever Group, where he was responsible for overseeing manufacturing facilities and co-manufacturers producing personal care, food and ice cream products as well as the related planning, procurement, manufacturing, engineering, logistics, quality, manufacturing excellence and customer service functions.

Thomas M. McGough has served as Executive Vice President and Chief Operating Officer since May 2024. He served as the Company’s Executive Vice President and Co-Chief Operating Officer from October 2018 until May 2024; as the Company’s President, Operating Segments from May 2017 until October 2018 and as the Company’s President of Consumer Foods from May 2013 until May 2017. Mr. McGough also served as the Company’s President, Grocery Products from 2011 until May 2013 and as Vice President in the Company’s Consumer Foods organization from 2007 to 2011. Prior to joining the Company, he served in various roles at H.J. Heinz (a food processing company), where he began his career in 1990.

Noelle O’Mara has served as Executive Vice President and President, New Platforms and Acquisitions since May 2024. Prior to joining Conagra, she served as Group President and Chief Marketing Officer at Tyson Foods, from August 2019 to November 2022, where she was responsible for their prepared foods business unit. Prior to joining Tyson in 2016, Ms. O'Mara spent over a decade at Kraft Foods Group leading various brands and portfolios.

William E. Johnson has served as Senior Vice President and Corporate Controller since June 2023. He joined the Company as Assistant Controller in September 2019 and, prior to that, he was Director of Internal Audit at Kiewit Corporation, a North American construction and engineering organization, from June 2018 to August 2019. Mr. Johnson began his career at KPMG, spending more than 12 years in positions of increasing responsibility from 2005 to 2018.

Foreign Operations

Foreign operations information is set forth in Note 20, “Business Segments and Related Information”, to the Consolidated Financial Statements contained in this report.

Available Information

We make available, free of charge through the “Investors—Financial Reports & Filings” link on our website at http://www.conagrabrands.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). We use our website, through the “Investors” link, as a channel for routine distribution of important information, including news releases, presentations, and financial information. The information on our website is not, and will not be deemed to be, a part of this annual report on Form 10-K or incorporated into any of our other filings with the SEC.

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

Our business and results of operations have in the past been and may continue to be adversely affected by changes in national or global economic conditions, including inflation, rising interest rates, decreased availability of capital, volatility in financial markets, declining consumer spending rates, recessions, decreased energy availability and increased energy costs (including fuel surcharges), supply chain challenges, labor shortages, the effects of governmental initiatives to manage economic conditions, geopolitical conflicts (including as discussed in the next risk factor), and the negative impacts caused by pandemics, epidemics, and disease, in humans and animals, such as the avian flu.

These economic factors could continue to impact our business and operations in a variety of ways, including as follows:

●	consumers shifting purchases to more generic, lower-priced, or other value offerings, or foregoing certain purchases altogether during economic downturns, which could result in a reduction in sales of higher margin products, or a shift in our product mix to lower margin offerings adversely affecting the results of our operations;
●	decreased demand in the restaurant business, particularly casual and fine dining, may adversely affect our Foodservice operations;
●	volatility in commodity and other input costs could substantially impact our result of operations;
●	volatility in the equity markets or interest rates could substantially impact our pension costs and required pension contributions;
●	rising interest rates may adversely impact our results of operations; and
●	it may become more costly or difficult to obtain debt or equity financing to fund operations or investment opportunities, or to refinance our debt in the future, in each case on terms and within a time period acceptable to us.

Our business, financial condition and results of operations have in the past been and could continue to be adversely affected by disruptions in the global economy caused by geopolitical conflicts.

Our business, financial condition and results of operations have been impacted in the past and may be impacted in the future by disruptions in the global economy. The global economy has been negatively impacted by geopolitical conflicts, such as the continuing military conflicts between Russia and Ukraine, which has resulted in governments in the U.S., United Kingdom, and European Union imposing export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia, the conflict between Israel and Hamas, and rising tensions elsewhere in the Middle East and between China and Taiwan. Although we have no direct operations in Russia, Ukraine, Israel, elsewhere in the Middle East, China, or Taiwan, we have experienced, or may experience, shortages in materials from these regions, increased costs for transportation, energy, and raw materials from and in these regions, and reduced consumer confidence and consumption in these regions due in part to the negative impact of these conflicts and tensions on the global economy. Further escalations of geopolitical tensions related to military conflicts, including increased trade barriers or restrictions on global trade, could also result in, among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. In addition, the effects of the ongoing conflicts could heighten many of our known risks described in this Item 1A, Risk Factors.

Credit Risks

Our existing and future debt may limit cash flow available to invest in the ongoing needs of our business and could prevent us from fulfilling our debt obligations, financing at attractive borrowing costs, or returning cash to stockholders.

As of May 26, 2024, we had total debt of approximately $8.44 billion, including approximately $7.02 billion aggregate principal amount of outstanding senior notes. Our ability to make payments on our debt, fund our other liquidity needs, make planned capital expenditures, and return cash to stockholders will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs, make planned capital expenditures, or return cash to stockholders.

Our level of debt could have important consequences. For example, it could:

●	make it more difficult for us to satisfy our debt service obligations;
●	require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, favorable business opportunities, and other general corporate purposes;
●	restrict us from repurchasing shares of our common stock;
●	negatively impact our ability to pay a cash dividend at an attractive level;
●	limit flexibility to plan for, or react to, changes in the businesses and industries in which we operate, which may adversely affect our operating results and ability to meet our debt service obligations;
●	limit our ability to refinance our indebtedness or increase the cost of such indebtedness;
●	increase our vulnerability to adverse economic or industry conditions, including changes in interest rates;
●	limit our ability to obtain additional financing in the future to fund our working capital requirements, capital expenditures, acquisitions, investment, debt service obligations, and other general operating requirements or to enable us to react to changes in our business; or
●	place us at a competitive disadvantage compared to businesses in our industry that have less debt.

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

A downgrade to our credit ratings would increase our borrowing costs and could affect our ability to issue debt and access the commercial paper markets, which we actively utilized in fiscal 2024 for our ongoing funding requirements. Additionally, disruptions in the commercial paper market or other effects of volatile economic conditions on the credit markets could also reduce the amount of commercial paper that we could issue and raise our borrowing costs.

We rely on cash from our subsidiaries to meet our cash flow needs and service our debt.

A significant portion of our operations are conducted through our subsidiaries. As a result, our ability to generate sufficient cash flow for our needs is dependent to some extent on the earnings of our subsidiaries and the payment of those earnings to us in the form of dividends, loans, or advances and through repayment of loans or advances from us. Our subsidiaries are separate and distinct legal entities. Our subsidiaries have no obligation to pay any amounts due on our debt to provide us with funds to meet our cash flow needs, whether in the form of dividends, distributions, loans, or other payments. In addition, any payment of dividends, loans, or advances by our subsidiaries could be subject to statutory or contractual restrictions. Payments to us by our subsidiaries will also be contingent upon our subsidiaries’ earnings and business considerations. Our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization will be effectively subordinated to the claims of that subsidiary’s creditors, including trade creditors. In addition, even if we are a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us. Finally, changes in the laws of foreign jurisdictions in which we operate may adversely affect the ability of some of our foreign subsidiaries to repatriate funds to us.

Inflation, increased interest rates and other economic conditions including potential recession and credit market disruptions could negatively impact our business.

Customer and consumer demand for our products may be impacted by heightened inflation, increased interest rates and other weak economic conditions including recessionary conditions and credit market disruptions and volatility. Continued weak economic conditions may adversely impact consumers causing a decrease in demand for our products from our customers and consumers. Additionally, these economic conditions may adversely impact some of our customers, suppliers and other vendors who are highly leveraged increasing the risk of uncollectible accounts or trade receivables, extended payment terms, and bankruptcy. We have experienced and may continue to experience negative impacts to our business ranging from an inability to collect accounts receivable to supply chain disruptions caused by failures of our counterparties to continue as a going concern due to financial and liquidity issues.

Competition Risks

Increased competition may result in reduced sales or profits.

The food industry is highly competitive. Retail customer consolidation, proliferation of new, competitive products, consumer behavior shifts including retail channel preferences, and consumer price sensitivity continue to contribute to increased competition. Our principal competitors have substantial financial, marketing, and other resources. Increased competition can reduce our sales due to loss of market share or the need to reduce prices to respond to competitive and customer pressures. Competitive pressures also may restrict our ability to increase prices and maintain those price increases, including price increases made in response to commodity and other cost increases. In addition, we may experience delays between the time that we take inflation-related pricing actions and the time that we realize the impact of those actions on our margins and results of operations. Furthermore, our inflation-related pricing actions in response to increased costs of goods sold may negatively impact demand for our products, our market share, and our sales volumes.

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

In fiscal 2024, we made targeted investments in advertising and promotions in response to market conditions. While our activities generally resulted in increased sales volumes in fiscal 2024 for the targeted products, there is no guarantee that our advertising and promotional activities will be successful or that our competitors will not engage in more aggressive advertising and promotion activities which could negatively impact our sales volumes.

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

Our future success and earnings growth depend in part on our ability to achieve the appropriate cost structure and operate efficiently in the highly competitive food industry, particularly in an environment of volatile input costs. We continue to implement profit-enhancing initiatives that impact our supply chain and general and administrative functions. These initiatives are focused on cost-saving opportunities in procurement, manufacturing, logistics, and customer service, as well as general and administrative overhead levels. Gaining additional efficiencies may become more difficult over time. Our failure to reduce costs through productivity gains or by eliminating redundant costs resulting from acquisitions could adversely affect our profitability and weaken our competitive position. If we do not continue to effectively manage costs and achieve additional efficiencies, our competitiveness and our profitability could decrease. Additionally, our profitability and ability to achieve the appropriate cost structure depends on our ability to fully utilize our manufacturing capacity. If we do not maximize our manufacturing capacity, our profitability could be negatively impacted.

Commodity Risks

We are subject to increases in the price of raw materials, labor, manufacturing, distribution, and other inputs necessary for the production and distribution of our products, and we may not be able to fully offset this input cost inflation on a timely basis or at all.

Many of the components of our cost of goods sold are subject to price increases that are attributable to factors beyond our control, including but not limited to, global economic conditions, trade barriers or restrictions, supply chain disruptions, changes in crop size, product scarcity, demand dynamics, currency rates, water supply, weather conditions, import and export requirements, and other factors. The cost of raw materials, labor, manufacturing, energy, fuel, packaging materials, transportation and logistics, and other inputs related to the production and distribution of our products have increased and may continue to increase unexpectedly.

In recent years, input costs have increased materially and at a rapid rate. While we expect moderate input cost inflation in fiscal 2025, we could experience unexpectedly high input cost inflation in specific commodities or across multiple commodities.

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

We have in the past been and may in the future be subject to product recalls, product liability and labeling claims, and changing legal or regulatory requirements, any of which could negatively impact our profitability.

We sell food products for human consumption, which involves risks such as product contamination or spoilage, product tampering, other adulteration of food products such as foreign material, mislabeling, and misbranding. We may be subject to liability if the consumption of any of our products causes injury, illness, or death. In addition, we may take marketplace action such as a voluntary product recall in the event of contamination or damage. We have issued recalls and have from time to time been and currently are involved in lawsuits relating to our food products. A significant product liability judgment or a widespread product recall may negatively impact our sales and profitability for a period of time depending on the costs of the recall, the destruction of product inventory, product availability, competitive reaction, customer reaction, and consumer attitudes.

In addition, we could be the target of claims of false or deceptive advertising under U.S. federal and state laws as well as foreign laws, including consumer protection statutes of some states. The marketing of food products has come under increased regulatory scrutiny in recent years, and the food industry has been subject to an increasing number of proceedings and claims relating to alleged false or deceptive labeling and marketing under federal, state and foreign laws or regulations. Changes in legal or regulatory requirements (such as new food safety requirements, new food labeling requirements for allergens and nutrition information, updated requirements for the use of “healthy” in connection with our food products, and bans on certain food ingredients or packaging materials), evolving interpretations of existing legal or regulatory requirements, or changes in enforcement priorities may result in increased compliance costs, capital expenditures, higher production costs, and other financial obligations that could adversely affect our business or financial results. If we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions, termination of necessary licenses or permits, or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business.

Even if a product liability or labeling claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image.

Additionally, as a manufacturer and marketer of food products, we are subject to extensive regulation by the U.S. Food and Drug Administration, the U.S. Department of Agriculture, and other federal, state, and local government agencies. The Federal Food, Drug & Cosmetic Act (including as amended by the Food Safety Modernization Act), the Federal Meat, Poultry Products, and Egg Products Inspection Acts, and their respective regulations govern, among other things, the manufacturing, composition and ingredients, packaging, labeling, and safety of food products. Some aspects of these laws use a strict liability standard for imposing sanctions on corporate behavior; meaning that no intent is required to be established. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls, or seizures, as well as criminal sanctions, any of which could have a material adverse effect on our business, financial condition, or results of operations.

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

Moreover, the growing use of social and digital media by consumers has greatly increased the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our brands, or our products on social or digital media could seriously damage our brands and reputation. Additionally, negative reaction to our marketing and advertising, including our social media content, could result in damage to our brands and reputation.

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

Our sales and cash flows are affected by seasonal cyclicality. For example, sales of frozen foods, including frozen vegetables and frozen complete bagged meals, tend to be marginally higher during the winter months and pie sales peak during the months of November and December due to holidays. Since many of the raw materials we process are agricultural crops, production of these products is predominantly seasonal, occurring during and immediately following the purchase of such crops. For these reasons, sequential quarterly comparisons are not a good indication of our performance or how we may perform in the future. If we are unable to obtain access to working capital or if seasonal fluctuations are greater than anticipated, there could be a material adverse effect on our financial condition, results of operations, or cash flows.

Consumer and Customer Risks

We must identify changing consumer preferences and develop and offer food products and packaging to meet their preferences.

Consumer preferences evolve over time and the success of our food products depends on our ability to identify the priorities, tastes and dietary habits of consumers and to offer products that appeal to their preferences. Consumer response to our products may be influenced by a growing number and complexity of factors influencing consumer purchasing decisions beyond taste, nutrition and value, including concerns of consumers regarding broader health and wellness perceptions, obesity, product attributes, sourcing of packaging materials, use of organic or natural ingredients, human rights impacts, environmental impacts, recyclability of packaging and local sourcing of ingredients. Growing use of weight loss medication may cause shifts in consumer preferences and, if we fail to anticipate and appropriately respond to customer preferences, may impact our product sales, financial condition, and operating results.

Introduction of new products and product extensions requires significant development and marketing investment. If our products fail to meet changing consumer preferences or habits, or if we fail to introduce new and improved products on a timely basis, then the return on that investment will be less than anticipated and our strategy to grow sales and profits with investments in acquisitions, marketing, and innovation will be less successful. Similarly, demand for our products could be affected by consumer concerns or perceptions regarding the health effects of certain packaging materials (such as per- and polyfluoroalkyl substances commonly referred to as PFAS), ingredients such as colors or preservatives, sodium, trans fats, sugar, genetically modified ingredients, or other product attributes.

Changes in our relationships with significant customers, including our largest customer, could adversely affect us.

During fiscal 2024, our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 28% of our consolidated net sales. There can be no assurance that Walmart, Inc. and other significant customers will continue to purchase our products in the same quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing. The loss of a significant customer or a material reduction in sales to a significant customer could materially and adversely affect our product sales, financial condition, and results of operations.

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

Consolidation also increases the risk that adverse changes in our customers’ business operations or financial performance will have a corresponding material adverse effect on us. For example, if our customers cannot access sufficient funds or financing, then they may delay, decrease, or cancel purchases of our products, or delay or fail to pay us for previous purchases.

Third-Party Partner Risks

Disruption of our supply chain has had and could continue to have an adverse impact on our business, financial condition, and results of operations.

Our ability to make, move, and sell our products is critical to our success. Disruptions to our supply chain, including disruptions to our third-party manufacturing or transportation and distribution capabilities, due to labor shortages, increased labor costs, weather, including any potential effects of climate change, natural disaster, fire or explosion, terrorism, strikes, government action, geopolitical turmoil, pandemics, or other reasons beyond our control or the control of our suppliers and business partners, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single supplier or location, could adversely affect our business or financial results. In addition, disputes with significant suppliers, including disputes regarding pricing or performance, could adversely affect our ability to supply products to our customers and could materially and adversely affect our product sales, financial condition, and results of operations.

Although our products are manufactured in North America and we source the significant majority of our ingredients and raw materials from North America, global supply has at times been and may continue to be constrained, which has caused and may continue to cause the price of certain ingredients and raw materials used in our products to increase and/or we may experience disruptions to our operations. Additionally, although we have no direct operations in Russia, Ukraine, Israel, elsewhere in the Middle East, China, or Taiwan, we have experienced, or may experience, shortages in materials from these regions, increased costs for transportation, energy, and raw materials from and in these regions, and reduced consumer confidence and consumption in these regions due in part to the negative impact of military conflicts and rising tensions in these areas on the global economy. To date, these conflicts have not had a material impact on our business, financial condition, or results of operations, but continued geopolitical turmoil may negatively impact our supply chain and our ability to manufacture or sell our products.

The termination or expiration of current co-manufacturing arrangements could reduce our sales volume and adversely affect our results of operations.

Our businesses periodically enter into co-manufacturing arrangements with manufacturers of products. The terms of these agreements vary. Although many agreements are for a relatively short period of time, some of the co-manufacturing agreements are for extended periods. Volumes produced under each of these agreements can fluctuate significantly based upon the product’s life cycle, product promotions, alternative production capacity, and other factors, none of which are under our direct control. Our future ability to enter into co-manufacturing arrangements is not guaranteed, and an inability for the Company to obtain favorable co-manufacturing pricing or a decrease in co-manufacturing availability or production capacity could have a significant negative impact on sales volume.

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

In addition, if we transition functions to one or more new, or among existing, external service providers, we may experience challenges such as delays, errors, additional costs, service interruptions, and disruptions to our operations that could have a material adverse effect on our results of operations or financial condition.

Our operations are dependent on a wide array of third parties.

The success of our end-to-end supply chain relies on the continued performance of a wide array of third parties. Suppliers, co-manufacturers, third-party outsourcers, warehousing partners, and transportation providers are among our critical partners. Although we take steps to qualify and audit third parties with whom we do business, we cannot guarantee that all third parties will perform dependably or at all. It is possible that events beyond our control, such as operational failures, financial failure, labor issues, cybersecurity events, pandemics, epidemics, and disease, in humans and animals, or other issues could impact our unaffiliated third parties. If our third parties fail to deliver on their commitments, introduce unplanned risk to our operations, or are unable to fulfill their obligations, we could experience manufacturing challenges, shipment delays, increased costs, or lost revenue.

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

Our business is subject to a variety of governmental laws and regulations, including food and drug laws, environmental laws, laws related to advertising and marketing practices, accounting standards, taxation requirements, competition laws, employment laws, data privacy laws, human rights laws, and anti-corruption laws, among others, in and outside of the United States. Our operations are subject to various laws and regulations administered by federal, state, local and foreign government agencies, including, but not limited to, the United States Department of Agriculture, the Federal Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the Occupational Safety and Health Administration, the Environmental Protection Agency, and the Department of Labor. In particular, the processing, packaging, transportation, storage, distribution, advertising, labeling, quality, and safety of food products, the health and safety of our employees, and the protection of the environment are each subject to governmental regulation. Additionally, we are subject to data privacy and security regulations, tax and securities regulations, accounting and reporting standards, and other financial laws and regulations. Our failure to comply with applicable laws and regulations could subject us to lawsuits, administrative penalties, and civil remedies, including fines, injunctions, and recalls of our products.

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

Our operations are also subject to extensive and increasingly stringent regulations administered by the Environmental Protection Agency and similar state, local, and foreign government agencies, which pertain to the discharge of materials into the environment and the handling and disposition of wastes. Failure to comply with these regulations can have serious consequences, including civil and administrative penalties and negative publicity. Changes in applicable laws or regulations or evolving interpretations thereof, including increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change, may result in increased compliance costs, capital expenditures, and other financial obligations for us, which could affect our profitability or impede the production or distribution of our products, and affect our net operating revenues.

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

We may also be subjected to decreased availability or less favorable pricing for water as a result of such change, which could impact our manufacturing and distribution operations. In addition, natural disasters and extreme weather conditions may disrupt the productivity of our facilities or the operation of our supply chain. The increasing concern over climate change also may result in more regional, federal, and/or global legal and regulatory requirements including changes to energy policies, increased mandatory disclosure, carbon pricing regulations or carbon taxes. In the event that such additional regulations are enacted and are more aggressive than the climate risk mitigation measures that we are currently undertaking to monitor our emissions and improve our energy efficiency, we may experience significant increases in our costs of operation and delivery. In particular, increasing regulation of fuel emissions could substantially increase the distribution and supply chain costs associated with our products. As a result, climate change could negatively affect our business and operations.

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

We rely on information technology networks and systems, including the Internet, to process, transmit, and store information, to manage and support a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. Our information technology systems, some of which are dependent on services provided by third parties, may be vulnerable to damage, interruption, or shutdown due to any number of causes outside of our control such as catastrophic events, natural disasters, fires, power outages, systems failures, telecommunications failures, employee error or malfeasance, security breaches, computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, hacking, and other cyberattacks. Additionally, the increase in hybrid working where employees, including third-party employees, access technology infrastructure remotely may create additional information technology and data security risks.

If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and associated automated and manual control processes, we could be subject to billing, payment, and collection errors, business disruptions, or damage resulting from security breaches. If any of our significant information technology systems suffer severe damage, disruption, or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results. In addition, there is a risk of business interruption, violation of data privacy laws and regulations, litigation, and reputational damage from leakage of confidential information. Any interruption of our information technology systems could have operational, reputational, legal, and financial impacts that may have a material adverse effect on our business.

We are exposed to cybersecurity risk through our information systems and our use of third-party information systems.

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

Sophisticated cybersecurity threats pose a potential risk to the security and viability of our information technology systems, as well as the confidentiality, integrity, and availability of the data stored on those systems, including cloud-based platforms. In addition, new technology that could result in greater operational efficiency may further expose our computer systems to the risk of cyberattacks. Our initiatives to continue to modernize our operations, increase data digitalization and improve connectively of our production facilities may increase our potential exposure to cybersecurity risks and add additional complexity to our cybersecurity program.  Similarly, rapid development and increased adoption of artificial intelligence technology may create the need for rapid modifications to our cybersecurity program and increase our cybersecurity risks.  Additionally, the technology and techniques used in cyberattacks are constantly evolving and the pace and extent of that evolution may accelerate with the use of emerging technologies including artificial intelligence.

While we maintain a cyber insurance policy that provides coverage for security incidents, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on financially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. Increased cyber incidents, both in terms of frequency and scale, may impact the availability and cost of cyber insurance globally which may negatively impact our ability to maintain sufficient coverage. There is no assurance that the measures we have taken to protect our information technology systems will prevent or limit the impact of a future cyber incident.

We are subject to a variety of privacy and data protection laws and regulations.

Additionally, we regularly move data across national borders to conduct our operations and, consequently, are subject to a variety of laws and regulations in the United States and other jurisdictions regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data, including the European Union General Data Protection Regulation, the California Privacy Rights Act, and similar laws in other countries, states and jurisdictions. Our efforts to comply with privacy and data protection laws may impose significant costs and challenges that are likely to increase over time.

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

We compete with other companies both within and outside of our industry for talented personnel. We continue to experience increased competition for talent and at times, in recent years, have experienced periods of increased employee turnover. We could experience shortages of employees with specialized skills, such as skills in emerging technologies including artificial intelligence and data analytics, especially emerging technology enabling us to formulate our business strategies based on consumer insights. If we do not successfully compete for the best talent, our business activities may be adversely affected.

A number of factors may adversely affect the labor force available to us at our multiple locations or increase labor costs, including high employment levels, population migration, unemployment programs and subsidies, immigration laws, and other government regulations, and volatility in general macroeconomic factors impacting the labor market. Although we have not experienced any material labor shortage to date, over the past few years, we have experienced a tighter and increasingly competitive labor market. A sustained labor shortage or increased turnover rates within our employee base (or within the employee base of key suppliers or third-party manufacturers), could negatively affect our supply chain or our ability to efficiently operate our manufacturing and distribution facilities and overall business.

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

As of May 26, 2024, we had goodwill of $10.58 billion and other intangibles of $2.71 billion. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of other intangibles represents the fair value of trademarks, customer relationships, and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by multiple factors including increasing competitive pressures, reduced demand for our products, disruption in our operations as a result of internal and external events including disruptions involving co-manufacturing arrangements, lower than expected revenue and profit growth rates, changes in industry earnings before interest, taxes, depreciation and amortization multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.), or the bankruptcy of a significant customer. Any impairment to goodwill or other intangible assets could negatively impact our net worth.

Securities Risks

We may not repurchase the full share repurchase value currently authorized.

The Company's total remaining share repurchase authorization as of May 26, 2024 was $916.6 million of our outstanding common stock.  This authorization does not obligate us to repurchase any shares at any time. The amount and timing of any stock repurchases will be determined based on multiple factors including stock price, liquidity, economic and market conditions. We cannot guarantee that we will continue share repurchases up to the authorized amount, and furthermore, if we do repurchase any of our stock, such action may not result in increased value for our stockholders.

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

Certain of our products are sold under licensing arrangement with others, including our licensing arrangement with Dolly Parton, and our licenses of the P.F. Chang’s®, Bertolli®, Wendy’s®, and Libby’s® trademarks. Additionally, we have licensed certain of our intellectual property rights to third parties, such as Alexia® and Marie Callender’s®. While many of these licensing arrangements are perpetual in nature, others must be periodically renegotiated or renewed pursuant to their terms. If in the future we are unable to renew such a licensing arrangement pursuant to its terms and conditions, or if we fail to renegotiate such a licensing arrangement, then our financial results could be materially and adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Assessing, Identifying and Managing Material Risks

Our cybersecurity program is focused on assessing, identifying, and managing risks arising out of our use of information technology including the risk of cybersecurity incidents and threats. Our program is informed by recognized frameworks (such as the U.S. Department of Commerce’s National Institute of Standards and Technology Cybersecurity Framework) and leverages external and internal expertise. Our program is integrated into our operations and is widely communicated to employees through annual employee and contractor cybersecurity awareness training, regular awareness exercises, and employee outreach activities including cybersecurity tech talks, on-site digital signage, intranet resources, CEO cybersecurity champion recognition at quarterly town hall meetings, and other targeted communications. These awareness measures are coupled with ongoing implementation of technology aimed to reduce vulnerabilities (including external testing and validation) and to monitor and assess threats. Our program includes monitoring on an ongoing basis by automated tools that detect threats and trigger alerts for assessment, investigation, and remediation by our internal cybersecurity team.

Integration with Enterprise Risk Management

The cybersecurity program is an important part of the Company’s enterprise risk management (ERM), with our Senior Vice President & Chief Information Officer serving on our ERM Committee and our Vice President of ERM serving as the strategic crisis management coordinator under our cybersecurity incident response plan. We have developed processes for managing cybersecurity incidents including clear allocation of responsibilities and defined incident classifications, escalation requirements based on materiality, and prioritization parameters. Our cybersecurity incident response plan is integrated into our ERM Committee risk mitigation action plan process, our Senior Leadership Team (SLT) strategic crisis management action plan process, and our Disclosure Committee protocol for cybersecurity incidents. We also maintain business continuity and disaster recovery plans to prepare for potential information technology disruptions.

Cybersecurity Program Components

Our cybersecurity program structure consists of our cybersecurity operations center; identity and access management; governance, risk, and compliance; architecture; and operational technology. Aspects of our program include:

●	Activities to assess vulnerabilities including penetration testing, red teaming, tabletop exercises, and phishing and social engineering drills
●	Engagement with law enforcement and U.S. government agencies, directly and through memberships in various cybersecurity intelligence and risk sharing organizations to help us stay informed about evolving threats
●	Utilization of third-party experts to test, validate, and strengthen our plans, practices, and policies

●	Technology team collaboration sessions to share information across different teams, geographic areas, and areas of responsibilities
●	Assessing and managing cybersecurity risks arising out of the use of third-party technology and services, including pre-contract diligence, imposition of contractual obligations, and performance monitoring

Learnings from these activities are used to inform our training, guide our incident response preparedness and enhance our plans and processes.  We have also participated in discussions with third-party service providers who have experienced cybersecurity incidents to inform our cybersecurity program.

Investment in Cybersecurity Program

The cybersecurity threat landscape is dynamic and volatile, and requires significant investment on the part of the Company in terms of investing in our employees through talent recruitment, retention, training and development, investing in external resources including procuring and deploying the correct tools to monitor, evaluate, and address threats, investing employee resources to maintain effective processes, and investing in strategic relationships to monitor evolving risks including third-party service provider vulnerabilities. While our third-party services providers have experienced cybersecurity incidents and we have experienced threats to our data and systems, to date, we are not aware that we have experienced a breach that had a material impact on our operations or business, however, cybersecurity risks that may materially impact the Company are discussed in more detail in Item 1A of Part I, “Risk Factors,” under the heading “Cybersecurity and Information Technology Risks,” which should be read in conjunction with the foregoing information.

Governance

General

Our management is responsible for identifying, assessing, and managing our exposure to cybersecurity risk. Management identifies and assesses risks through its cross functional ERM committee that is responsible for:

●	Facilitating risk conversations with cross-functional leaders and teams
●	Partnering with risk owners to develop risk management action plans focused on mitigating the drivers of the enterprise risks
●	Identifying key metrics to objectively assess the risk to the Company applying both a short-term and long-term perspective
●	Informing our strategic planning based on risks assessments after consideration of action plans and residual risk
●	Developing a risk-aware culture throughout the organization

Our Board of Directors and its Audit / Finance Committee play an active part in overseeing cybersecurity risks relevant to the Company. The Board and its Audit / Finance Committee routinely receive reports from our management and external advisors on critical risk areas.

Management

The Company maintains a dedicated internal cybersecurity team that is supported by internal and external software, third-party experts, and threat intelligence resources.  Members of our cybersecurity team provide cybersecurity reports to our Board, SLT, and cross-functional leaders and teams.  The internal cybersecurity team is responsible for implementing our cybersecurity strategy including policies, standards, architecture, and processes including our processes for identifying cybersecurity risks and threats and recommending mitigating actions to strengthen cybersecurity resilience. In addition, our internal cybersecurity team is responsible for managing detection, mitigation, and remediation of all cybersecurity incidents.

Conagra’s Cybersecurity Team is led by our Chief Information Security Officer (CISO). Our CISO, a certified information security professional, has over 25 years of cybersecurity leadership experience across multiple industries and holds a Doctor of Science (DSc) degree in Cybersecurity. The CISO reports to our Chief Information Officer (CIO), who has been with Conagra for more than 20 years serving in various leadership roles in information technology, finance, and business services. We believe our CIO possesses a firm understanding of the Company’s cybersecurity landscape, risks, and knowledge of the capabilities of our cybersecurity and information systems personnel.

Additionally, members of our internal cybersecurity team have experience in cybersecurity risk management, threat monitoring, threat emulation, penetration testing, cyber incident response management, and data protection. Team members have both individual responsibilities and a team focus, and manage both internal and third-party cybersecurity risk mitigation, covering areas such as network, endpoint device, and e-mail security as well as operations and threat management, monitoring, and response. Our CISO, CIO and CFO are responsible for determining that the Company has appropriate people, process and technology capabilities to identify, mitigate and report on cybersecurity risks to the SLT and Board of Directors.

Our cybersecurity incident response plan provides that our ERM, strategic crises management coordinator is informed about significant cybersecurity incidents for escalation to our internal Incident Disclosure Committee, SLT, and Board, as appropriate in accordance with our strategic crisis management action plan. Our cybersecurity incident response team is responsible for maintaining our cybersecurity incident response plan, which is periodically tested through our tabletop exercises. We have involved outside experts, our strategic crises management coordinator, members of our SLT, and members of our Incident Disclosure Committee in our tabletop exercises and preparedness drills to strengthen these response plans.

Additionally, our Corporate Cybersecurity Steering Committee, chaired by the CISO and whose members include our Senior Vice President, Corporate Controller (our principal accounting officer), as well as other members of the information technology, finance, supply chain, security and facilities, research and development, product, human resources, and legal teams, meets regularly to provide a forum for senior leaders and key stakeholders to strengthen their understanding and strategize on managing cybersecurity challenges at the Company.

Board of Directors and its Audit/Finance Committee

Our Board and its Audit/Finance Committee exercises oversight over our enterprise risk management including our cybersecurity program. The Audit/Finance Committee receives updates from our CIO or CISO at each of its regularly scheduled meetings regarding matters related to information technology and cybersecurity including the state of the Company’s cybersecurity programs, emerging cybersecurity developments and threats, and the Company’s strategy to mitigate cybersecurity risks. Additionally, our full Board receives reports on our cybersecurity program at least annually which includes a review of our cybersecurity incident response plans which are described above.

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

As of July 11, 2024, we had 39 domestic manufacturing facilities located in Arkansas, California, Colorado, Illinois, Indiana, Iowa, Kentucky, Maryland, Michigan, Minnesota, Missouri, Nebraska, Nevada, Ohio, Pennsylvania, Tennessee, Washington, and Wisconsin. We also have international manufacturing facilities in Canada and Mexico, and interests in the ownership of international manufacturing facilities in India, Bangladesh, Sri Lanka, and Mexico.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange, where it trades under the ticker symbol: CAG. At June 23, 2024, there were approximately 12,260 stockholders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No shares of common stock were purchased during the fourth quarter of fiscal 2024.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a summary of significant factors relevant to our financial performance and condition. The discussion and analysis should be read together with our consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data. Results for the fiscal year ended May 26, 2024 are not necessarily indicative of results that may be attained in the future.

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

Readers of this report should understand that these forward-looking statements are not guarantees of performance or results. Forward-looking statements provide our current expectations and beliefs concerning future events and are subject to risks, uncertainties, and factors relating to our business and operations, all of which are difficult to predict and could cause our actual results to differ materially from the expectations expressed in or implied by such forward-looking statements. These risks, uncertainties, and factors include, among other things: risks associated with general economic and industry conditions, including inflation, reduced consumer confidence and spending, recessions, increased energy costs, supply chain challenges, labor shortages, and geopolitical conflicts; risks related to our ability to deleverage on currently anticipated timelines, and to continue to access capital on acceptable terms or at all; risks related to the Company’s competitive environment, cost structure, and related market conditions; risks related to our ability to execute operating and value creation plans and achieve returns on our investments and targeted operating efficiencies from cost-saving initiatives, and to benefit from trade optimization programs; risks related to the availability and prices of commodities and other supply chain resources, including raw materials, packaging, energy, and transportation, weather conditions, health pandemics or outbreaks of disease, actual or threatened hostilities or war, or other geopolitical uncertainty; risks related to our ability to respond to changing consumer preferences and the success of our innovation and marketing investments; risks associated with actions by our customers, including changes in distribution and purchasing terms; risks related to the effectiveness of our hedging activities and ability to respond to volatility in commodities; disruptions or inefficiencies in our supply chain and/or operations; risks related to the ultimate impact of, including reputational harm caused by, any product recalls and product liability or labeling litigation, including litigation related to lead-based paint and pigment and cooking spray;  risks related to the seasonality of our business; risks associated with our co-manufacturing arrangements and other third-party service provider dependencies; risks associated with actions of governments and regulatory bodies that affect our businesses, including the ultimate impact of new or revised regulations or interpretations including to address climate change or implement changes to taxes and tariffs; risks related to the Company’s ability to execute on its strategies or achieve expectations related to environmental, social, and governance matters, including as a result of evolving legal, regulatory, and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon pricing or carbon taxes; risks related to a material failure in or breach of our or our vendors’ information technology systems and other cybersecurity incidents; risks related to our ability to identify, attract, hire, train, retain and develop qualified personnel; risk of increased pension, labor or people-related expenses; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges; risk relating to our ability to protect our intellectual property rights; risks relating to acquisition, divestiture, joint venture or investment activities; the amount and timing of future dividends, which remain subject to Board approval and depend on market and other conditions; the amount and timing of future stock repurchases; and other risks described in our reports filed from time to time with the Securities and Exchange Commission (the “SEC”). We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility to update these statements, except as required by law.

The discussion that follows should be read together with the consolidated financial statements and related notes contained in this report. Results for fiscal 2024 are not necessarily indicative of results that may be attained in the future.

EXECUTIVE OVERVIEW

Conagra Brands, Inc. (the “Company”, “Conagra Brands”, “we”, “us”, or “our”), headquartered in Chicago, is one of North America’s leading branded food companies. We combine a 100-year history of making quality food with agility and a relentless focus on collaboration and innovation. The company’s portfolio is continuously evolving to satisfy consumers’ ever-changing food preferences. Conagra’s brands include Birds Eye®, Duncan Hines®, Healthy Choice®, Marie Callender’s®, Reddi-wip®, Slim Jim®, Angie’s® BOOMCHICKAPOP®, and many more.

Fiscal 2024 Results

Fiscal 2024 performance compared to fiscal 2023 reflected a decrease in net sales, with organic (excludes the impacts of foreign exchange) decreases in our Grocery & Snacks and Refrigerated & Frozen segments, partially offset by increases in our International and Foodservice segments. The overall decrease in net sales was primarily due to lower consumption trends, consumer behavior shifts, and strategic trade investment as consumers continue to adapt to the current environment of new reference prices. Overall gross profit increased primarily as a result of higher productivity, lower transportation costs, and lower inventory write-offs, which were partially offset by input cost inflation, lower net sales, and unfavorable operating leverage. Excluding items impacting comparability, overall segment operating profit increased in our Grocery & Snacks, International, and Foodservice segments, which was more than offset by a decrease in our Refrigerated & Frozen segment. Corporate expenses were lower primarily due to lower share-based payment expense and items impacting comparability, as discussed below. Selling, general and administrative ("SG&A") expenses were higher due primarily to items impacting comparability and higher payroll and incentive compensation expense. We recognized lower equity method investment earnings, higher interest expense, and higher income tax expense, in each case compared to fiscal 2023. Excluding items impacting comparability, our effective tax rate was slightly lower compared to fiscal 2023.

Diluted earnings per share were $0.72 and $1.42 in fiscal 2024 and 2023, respectively. Diluted earnings per share were affected by lower net income as well as several significant items affecting the comparability of year-over-year results (see “Items Impacting Comparability” below).

Trends Impacting our Business

Our industry continues to be impacted by commodity cost fluctuations, labor cost inflation, input cost inflation, supply chain disruptions, and other global macroeconomic challenges. While in recent years we experienced material increases to input costs and supply chain disruptions, during fiscal 2024, we experienced a moderate amount of input cost inflation and increased supply chain stability, which we expect to continue throughout fiscal 2025.

We also have experienced a reduction to our volumes due to lower consumption trends seen throughout the industry and consumer behavior shifts, including retail channel preferences. We expect consumer trends to continue to evolve and our volumes to improve over time, however, economic pressures on consumers, including the challenges of high inflation, may continue to negatively impact our volumes throughout fiscal 2025. We will continue to evaluate the evolving macroeconomic environment to take action to mitigate the impact on our business, consolidated results of operations, and financial condition.

Items Impacting Comparability

Items of note impacting comparability of results for fiscal 2024 included the following:

●	charges totaling $956.7 million ($847.7 million after-tax) related to the impairments of goodwill and certain brand intangible assets,
●	charges totaling $66.6 million ($49.9 million after-tax) in connection with our restructuring plans,

●	charges totaling $36.4 million ($36.0 million after-tax) related to the impairment of a business held for sale,
●	net charges totaling $34.8 million ($26.2 million after-tax) related to legacy legal matters,
●	a benefit of $11.5 million ($8.7 million after-tax) related primarily to our year-end remeasurement of an hourly pension plan liability, and
●	a net gain of $8.7 million ($6.6 million after-tax) primarily associated with insurance proceeds from the previous fire that occurred at one of our manufacturing facilities.

Items of note impacting comparability of results for fiscal 2023 included the following:

●	charges totaling $730.9 million ($592.2 million after-tax and net of noncontrolling interest) related to the impairments of goodwill and certain brand intangible assets,
●	an income tax benefit of $28.1 million associated with concluding that certain tax elections made by a subsidiary had a confidence level of more-likely-than-not, which allowed us to release a valuation allowance,
●	charges totaling $26.7 million ($20.1 million after-tax) related to the impairment of businesses previously held for sale,
●	charges of $13.4 million ($10.1 million after-tax) associated with fires occurring at one of our manufacturing facilities,
●	charges totaling $13.1 million ($9.9 million after-tax) in connection with our restructuring plans,
●	charges of $8.4 million ($6.7 million after-tax) related to transaction costs associated with a planned divestiture that was not ultimately consummated,
●	charges totaling $4.4 million ($3.3 million after-tax) related to a third-party vendor’s cybersecurity incident, and
●	charges totaling $3.8 million ($2.8 million after-tax) related to a legacy legal matter.

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

Presentation of Derivative Gains (Losses) from Economic Hedges of Forecasted Cash Flows in Segment Results

Derivatives used to manage commodity price risk and foreign currency risk are not designated for hedge accounting treatment. We believe these derivatives provide economic hedges of certain forecasted transactions. As such, these derivatives are generally recognized at fair market value with realized and unrealized gains and losses recognized in general corporate expenses. The gains and losses are subsequently recognized in the operating results of the reporting segments in the period in which the underlying transaction being economically hedged is included in earnings. In the event that management determines a particular derivative entered into as an economic hedge of a forecasted commodity purchase has ceased to function as an economic hedge, we cease recognizing further gains and losses on such derivatives in corporate expense and begin recognizing such gains and losses within segment operating results, immediately. See Note 17, “Derivative Financial Instruments”, to the Consolidated Financial Statements contained in this report for further discussion.

Presentation of Information

Below is a detailed discussion and comparison of our results of operations for the fiscal years ended May 26, 2024 and May 28, 2023. For a discussion of changes from the fiscal year ended May 29, 2022 to the fiscal year ended May 28, 2023, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended May 28, 2023 (filed July 13, 2023).

Fiscal 2024 compared to Fiscal 2023

Net Sales

($ in millions)	Fiscal 2024	Fiscal 2023	% Inc
Reporting Segment	Net Sales	Net Sales	(Dec)
Grocery & Snacks	$4,958.7	$4,981.9	(0.5)%
Refrigerated & Frozen	4,865.5	5,156.2	(5.6)%
International	1,078.3	1,002.5	7.6%
Foodservice	1,148.4	1,136.4	1.0%
Total	$12,050.9	$12,277.0	(1.8)%

Net sales for fiscal 2024 in our Grocery & Snacks segment included a decrease in volumes of 3.1% compared to fiscal 2023 primarily due to the elasticity impact from inflation-driven pricing actions and lower consumption trends seen throughout the industry. Price/mix increased by 2.6% compared to fiscal 2023 primarily due to favorable brand mix and favorability in inflation-driven pricing, partially offset by an increase in strategic trade investments. In fiscal 2023, we had a product recall primarily related to our Armour Star® brand, which resulted in a $7.8 million reduction to net sales for customer returns and fees in addition to estimated lost sales of approximately $40 million.

Net sales for fiscal 2024 in our Refrigerated & Frozen segment included a decrease in volumes of 4.1% compared to fiscal 2023 primarily due to lower consumption trends seen throughout the industry partially offset by the impacts of our strategic trade investments. Price/mix decreased by 1.5% compared to fiscal 2023 primarily attributable to an increase in strategic trade investments slightly offset by favorability in inflation-driven pricing that was implemented in the prior year.

Net sales for fiscal 2024 in our International segment reflected a 2.9% increase due to favorable foreign exchange rates, a 2.6% increase in volumes, and a 2.1% increase in price/mix, in each case compared to fiscal 2023. The increase in volumes was driven by growth in our Mexico business compared to fiscal 2023. The increase in price/mix was primarily due to favorability in inflation-driven pricing that was implemented in the prior year.

Net sales for fiscal 2024 in our Foodservice segment included an increase in price/mix of 6.7% compared to fiscal 2023, reflecting inflation-driven pricing. Volumes decreased by 5.7% compared to fiscal 2023. The decrease in volumes was driven by the ongoing impact of lost business, ongoing softness in restaurant traffic, and the elasticity impact from inflation-driven pricing actions.

SG&A Expenses (Includes general corporate expenses)

SG&A expenses totaled $2.48 billion for fiscal 2024, an increase of $291.1 million compared to fiscal 2023. SG&A expenses for fiscal 2024 reflected the following:

Items impacting comparability of earnings

●	charges totaling $956.7 million related to the impairments of goodwill and certain brand intangible assets,
●	net charges of $47.5 million in connection with our restructuring plans,
●	charges totaling $36.4 million related to the impairment of a business held for sale,
●	net charges of $34.8 million related to legacy legal matters, and
●	a net gain of $8.1 million primarily associated with insurance proceeds from the previous fire that occurred at one of our manufacturing facilities.

Other changes in expenses compared to fiscal 2023

●	a decrease in share-based payment expense of $48.4 million primarily due to volatility between periods in our share price and a decrease in the estimated level of achievement of certain performance targets,
●	an increase in salary, wage, and fringe benefit expense of $28.0 million primarily due to higher employee headcount and merit increases,
●	an increase in short-term incentive expense of $23.0 million primarily due to an increase in the estimated level of achievement of certain performance targets,
●	an increase in deferred compensation expense of $8.7 million primarily due to market volatility between periods,
●	an increase in information technology-related expenses of $6.9 million, in part due to implementation of a new enterprise resource planning software system in Mexico, and
●	a decrease in fixed asset impairments of $4.7 million.

SG&A expenses for fiscal 2023 included the following items impacting the comparability of earnings:

●	charges totaling $730.9 million related to the impairments of goodwill and certain brand intangible assets,
●	charges totaling $26.7 million related to the impairment of businesses previously held for sale,
●	net charges of $11.7 million in connection with our restructuring plans,
●	charges of $8.4 million related to transaction costs associated with a planned divestiture that was not ultimately consummated,
●	charges of $3.8 million related to a legacy legal matter, and
●	a net gain of $2.6 million associated with fires occurring at one of our manufacturing facilities.

Segment Operating Profit (Loss) (Earnings before general corporate expenses, pension and postretirement non-service income, interest expense, net, income taxes, and equity method investment earnings)

($ in millions)	Fiscal 2024	Fiscal 2023	% Inc
Reporting Segment	Operating Profit (Loss)	Operating Profit	(Dec)
Grocery & Snacks	$1,012.4	$1,002.8	1.0%
Refrigerated & Frozen	(92.5)	255.0	N/A
International	97.9	121.4	(19.4)%
Foodservice	157.2	85.0	84.8%

Operating profit in our Grocery & Snacks segment for fiscal 2024 reflected an increase in gross profits of $30.8 million compared to fiscal 2023. The higher gross profit was due to inflation driven pricing that was primarily implemented in the prior year, productivity, lower transportation costs, lower inventory write-offs, and a net benefit of $14.4 million related to insurance proceeds received for lost sales from our Armour Star® brand recall. These increases were partially offset by the impacts of input cost inflation and unfavorable fixed cost leverage. The increase in gross profits was partially offset by higher SG&A expenses, including an increase of $10.0 million in advertising and promotion expenses. Operating profit of the Grocery & Snacks segment included certain brand intangible impairment charges of $77.6 million and $78.9 million in fiscal 2024 and 2023, respectively. Fiscal 2024 and 2023 included charges of $10.3 million and $0.6 million, respectively, related to our restructuring plans. Fiscal 2023 included expenses of $3.5 million related to a municipal water break that impacted one of our production facilities.

Operating profit in our Refrigerated & Frozen segment for fiscal 2024 reflected a decrease in gross profits of $95.0 million compared to fiscal 2023. The decrease was driven by the net sales decline discussed above, impacts of input cost inflation, and unfavorable fixed cost leverage, partially offset by productivity, lower transportation costs, and lower inventory write-offs. Operating profit of the Refrigerated & Frozen segment included higher SG&A expenses compared to fiscal 2023, which included a decrease of $19.3 million in advertising and promotion expenses. The segment was impacted by charges of $879.1 million and $252.6 million related to the impairment of goodwill and certain brand intangible assets as part of our annual impairment testing during fiscal 2024 and 2023, respectively. Fiscal 2023 also included charges of $385.7 million related to the goodwill and Birds Eye® brand impairments in connection with certain reporting unit changes within our Refrigerated & Frozen segment. Fiscal 2024 and 2023 included $32.1 million and $5.1 million, respectively, of charges related to our restructuring plans. Fiscal 2024 and 2023 included a net benefit of $2.8 million and net charges of $15.3 million, respectively, associated with fires occurring at certain of our manufacturing facilities and related insurance recoveries. Operating profit in fiscal 2023 was also impacted by $4.2 million of incremental transportation costs and inventory write-offs as a result of supply chain disruptions caused by a third-party vendor’s system shutdown in connection with the third party experiencing a cybersecurity incident and $5.7 million related to the impairment of businesses previously held for sale.

Operating profit in our International segment for fiscal 2024 reflected an increase in gross profits of $32.9 million compared to fiscal 2023, reflecting the net sales growth discussed above and productivity, partially offset by the impacts of input cost inflation. The increase in gross profits was partially offset by higher SG&A expenses, including an increase of $6.3 million in advertising and promotion expenses. Operating profit in fiscal 2024 included charges of $36.4 million related to the impairment of a business held for sale and $20.8 million of net charges related to our restructuring plans. Fiscal 2023 was impacted by charges of $13.7 million related to the impairment of certain brand intangible assets.

Operating profit in our Foodservice segment for fiscal 2024 reflected an increase in gross profits of $46.7 million compared to fiscal 2023. The increase in gross profit was driven by the net sales growth discussed above, productivity, and lower transportation costs, partially offset by the impacts of input cost inflation and unfavorable fixed cost leverage. Operating profit in fiscal 2024 and 2023 was impacted by net benefits of $5.9 million and $1.9 million, respectively, associated with insurance recoveries related to a fire that occurred at one of our manufacturing facilities. Fiscal 2023 included expense of $20.5 million related to the impairment of businesses previously held for sale.

Pension and Postretirement Non-service Income

In fiscal 2024, pension and postretirement non-service income was $10.3 million, a decrease of $13.9 million compared to fiscal 2023. Fiscal 2024 reflected higher interest costs, partially offset by a benefit of $11.5 million related primarily to our annual remeasurement of an hourly pension plan liability.

Interest Expense, Net

In fiscal 2024, net interest expense was $430.5 million, an increase of $20.9 million, or 5.1%, from fiscal 2023. The increase was driven by a higher weighted average interest rate on outstanding debt. See Note 3, “Long-Term Debt”, to the Consolidated Financial Statements contained in this report for further discussion.

Equity Method Investment Earnings

We include our share of the earnings of certain affiliates based on our economic ownership interest in the affiliates. Our most significant affiliate is the Ardent Mills joint venture. Our share of earnings from our equity method investment earnings were $177.6 million and $212.0 million for fiscal 2024 and 2023, respectively. Ardent Mills earnings for fiscal 2024 reflected slightly lower volume trends as seen throughout the industry, partially offset by improved product margins.

Income Taxes

Our income tax expense was $262.5 million and $218.7 million in fiscal 2024 and 2023, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was approximately 43.0% and 24.2% for fiscal 2024 and 2023, respectively. The higher effective tax rate was largely due to the goodwill impairment that we recorded in our Sides, Components, Enhancers reporting unit. See Note 14, “Pre-Tax Income and Income Taxes”, to the Consolidated Financial Statements contained in this report for a further discussion on the change in effective tax rates.

We expect our effective tax rate in fiscal 2025, exclusive of any unusual transactions or tax events, to be approximately 23-24%.

Earnings Per Share

Diluted earnings per share in fiscal 2024 and 2023 were $0.72 and $1.42, respectively. The decrease in diluted earnings per share reflected lower net income. See “Items Impacting Comparability” above as several significant items affected the comparability of year-over-year results of operations.

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

Borrowing Facilities and Long-Term Debt

At May 26, 2024, we had a revolving credit facility (the “Revolving Credit Facility”) with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $2.0 billion (subject to increase to a maximum aggregate principal amount of $2.5 billion with the consent of the lenders). The Revolving Credit Facility matures on August 26, 2027 and is unsecured. The Company may request the term of the Revolving Credit Facility be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. We have historically used a credit facility principally as a back-up for our commercial paper program. As of May 26, 2024, there were no outstanding borrowings under the Revolving Credit Facility.

We had $586.0 million outstanding under our commercial paper program as of May 26, 2024 and $576.0 million outstanding as of May 28, 2023. The highest level of borrowings during fiscal 2024 was $697.0 million.

During the fourth quarter of fiscal 2024, we entered into an unsecured Term Loan with a financial institution and borrowed the full principal amount, $300.0 million, available thereunder (the “2024 Term Loan”). The net proceeds, along with the issuance of commercial paper and operating cash flows, were used to repay the $1.00 billion aggregate principal amount of our 4.30% senior notes on their maturity date of May 1, 2024. The 2024 Term Loan matures on April 29, 2025.

During the second quarter of fiscal 2024, we prepaid $250.0 million of the $500.0 million aggregate principal amount outstanding under our unsecured Term Loan Agreement, dated August 26, 2023 (the "2023 Term Loan"). The repayment was funded by operating cash flows and the issuance of commercial paper. The remaining balance of the 2023 Term Loan matures on August 26, 2025.

During the first quarter of fiscal 2024, we issued $500.0 million aggregate principal amount of 5.30% senior notes due October 1, 2026. The net proceeds, along with operating cash flows, were used to repay the outstanding $500.0 million aggregate principal amount of our 0.50% senior notes on their maturity date of August 11, 2023.

Additional information about our long-term debt balances as of May 26, 2024 can be found in Note 3, “Long-Term Debt”, to the Consolidated Financial Statements contained in this report. The weighted-average coupon interest rate of the long-term debt obligations outstanding as of May 26, 2024, was approximately 4.9%.

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

As of the end of fiscal 2024, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the Revolving Credit Facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult, or impossible.

Our most restrictive debt agreement (the Revolving Credit Facility) generally requires our ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest expense not be less than 3.0 to 1.0 and our ratio of funded debt to EBITDA not to exceed 4.5 to 1.0. Each ratio is to be calculated on a rolling four-quarter basis. As of May 26, 2024, we were in compliance with all financial covenants.

Equity and Dividends

We repurchase shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board. Under our current share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. We did not repurchase any shares of common stock during fiscal 2024. The Company’s total remaining share repurchase authorization as of May 26, 2024 was $916.6 million.

On April 11, 2024, we announced that our Board had authorized a quarterly dividend payment of $0.35 per share, which was paid on May 30, 2024, to stockholders of record as of the close of business on April 30, 2024. Subsequent to our fiscal year end, on July 11, 2024, we announced that our Board had authorized a quarterly dividend of $0.35 per share to be paid on August 29, 2024 to stockholders of record as of the close of business on August 1, 2024.

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

A summary of our operating and finance lease obligations as of May 26, 2024 can be found in Note 15, “Leases”, to the Consolidated Financial Statements contained in this report.

The liability for gross unrecognized tax benefits related to uncertain tax positions was $21.7 million as of May 26, 2024. See Note 14, “Pre-Tax Income and Income Taxes”, to the Consolidated Financial Statements contained in this report for information related to income taxes.

As of May 26, 2024, we had an aggregate funded pension asset of $164.2 million and an aggregate unfunded postretirement benefit obligation totaling $44.4 million. We expect to make payments totaling approximately $11.7 million and $6.6 million in fiscal 2025 to fund our pension and postretirement plans, respectively. See Note 18, “Pension and Postretirement Benefits”, to the Consolidated Financial Statements and “Critical Accounting Estimates – Employee-Related Benefits” contained in this report for further discussion of our pension obligation and factors that could affect estimates of these obligations.

As of May 26, 2024, our unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts) totaled approximately $2.53 billion. Approximately $1.80 billion of this balance is due in fiscal 2025. Included in this amount are open purchase orders and other supply agreements totaling approximately $1.49 billion, which are generally settleable in the ordinary course of business in less than one year. Warehousing service agreements totaling approximately $562 million make up a majority of our remaining unconditional purchase obligations with various terms of up to 10 years.

We expect to have sufficient cash flows from the above cited sources to meet the material cash requirements of these contractual obligations as they become settleable in the ordinary course of business.

Capital Expenditures

We continue to make investments in our business and operating facilities. Our preliminary estimate of capital expenditures for fiscal 2025 is approximately $500 million.

Cash Flows

In fiscal 2024, we used $14.9 million of cash, which was the net result of $2.02 billion generated from operating activities, $375.0 million used in investing activities, $1.66 billion used in financing activities, and an increase of $1.2 million due to the effects of changes in foreign currency exchange rates.

Cash generated from operating activities totaled $2.02 billion in fiscal 2024, as compared to $995.4 million generated in fiscal 2023. The increase in operating cash flows for fiscal 2024 compared to fiscal 2023 was primarily driven by a reduction in our inventory balances, which were impacted by lower net sales volumes in addition to an inventory rebuild from previous supply chain constraints in fiscal 2023. Other changes in working capital were positively impacted by decreased accounts receivables and extended payment terms with certain vendors resulting in reduced cash outflows for accounts and other payables. Operating cash flows in fiscal 2024 also benefited from higher dividend payments received from one of our equity method investments.

Cash used in investing activities totaled $375.0 million in fiscal 2024 compared to $354.9 million in fiscal 2023. Net cash outflows from investing activities in fiscal 2024 and 2023 consisted primarily of capital expenditures totaling $388.1 million and $362.2 million, respectively.

Cash used in financing activities totaled $1.66 billion in fiscal 2024 compared to $631.6 million in fiscal 2023. Financing activities in fiscal 2024 principally reflected repayments of long-term debt of $1.77 billion, the issuance of long-term debt totaling $500.0 million, net short-term borrowing issuances of $290.6 million, and cash dividends paid of $659.3 million. Financing activities in fiscal 2023 reflected repayments of long-term debt of $712.4 million, the issuance of long-term debt totaling $500.0 million, net short-term borrowing issuances of $351.4 million, cash dividends paid of $623.8 million, and common stock repurchases of $150.0 million.

Cash Held by International Subsidiaries

The Company had cash and cash equivalents of $77.7 million at May 26, 2024, and $93.3 million at May 28, 2023, of which $66.7 million at May 26, 2024, and $84.9 million at May 28, 2023, was held in foreign countries. A deferred tax liability is provided for certain undistributed foreign earnings that are not considered to be indefinitely reinvested or cannot be remitted in a tax-neutral transaction. Other undistributed foreign earnings are invested indefinitely and therefore we have not provided deferred taxes on those earnings.

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

We have recognized trade promotion liabilities of $120.4 million as of May 26, 2024. Changes in the assumptions used in estimating the cost of any individual customer marketing program would not result in a material change in our results of operations or cash flows.

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

Further information on income taxes is provided in Note 14, “Pre-tax Income and Income Taxes”, to the Consolidated Financial Statements contained in this report.

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

The Company uses a split discount rate (the “spot-rate approach”) for the U.S. plans and certain foreign plans. The spot-rate approach applies separate discount rates for each projected benefit payment in the calculation of pension service and interest cost.

We have recognized a pension liability of $95.9 million and $101.6 million as of the end of fiscal 2024 and 2023, respectively. We also have recognized a pension asset of $260.1 million and $249.9 million as of the end of fiscal 2024 and 2023, respectively, as certain individual plans of the Company had a positive funded status.

We recognize cumulative changes in the fair value of pension plan assets and net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plan’s projected benefit obligation (“the corridor”) in current period expense annually as of our measurement date, which is our fiscal year-end, or when measurement is required otherwise under accounting principles generally accepted in the United States of America.

We recognized a pension benefit from Company plans of $0.6 million, $13.9 million, and $54.4 million in fiscal 2024, 2023, and 2022, respectively. Such amounts reflect the year-end write-off of actuarial losses (gains) in excess of 10% of our pension liability of $(12.5) million, $0.1 million, and $(2.9) million in fiscal 2024, 2023, and 2022, respectively. This also reflected expected returns on plan assets of $141.3 million, $145.9 million, and $145.4 million in fiscal 2024, 2023, and 2022, respectively. We contributed $12.2 million, $12.5 million, and $11.5 million to our pension plans in fiscal 2024, 2023, and 2022, respectively. We anticipate contributing approximately $11.7 million to our pension plans in fiscal 2025.

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

Based on this information, the weighted-average discount rate selected by us for determination of the interest cost component of our pension expense was 5.41% for fiscal 2024, 4.09% for fiscal 2023, and 2.29% for fiscal 2022. The weighted-average discount rate selected by us for determination of the service cost component of our pension expense was 5.60% for fiscal 2024, 4.74% for fiscal 2023, and 3.50% for fiscal 2022. We selected a weighted-average discount rate of 5.72% and 5.51% for determination of service and interest expense, respectively, for fiscal 2025. A 25-basis point increase in our discount rate assumption as of the end of fiscal 2024 would increase our annual pension expense for our pension plans by $2.5 million. A 25-basis point decrease in our discount rate assumption as of the end of fiscal 2024 would decrease our annual pension expense for our pension plans by $2.6 million. For our year-end pension obligation determination, we selected discount rates of 5.58% and 5.50% for fiscal years 2024 and 2023, respectively.

Another significant assumption used to account for our pension plans is the expected long-term rate of return on plan assets. In developing the assumed long-term rate of return on plan assets for determining pension expense, we consider long-term historical returns (arithmetic average) of the plan’s investments, the asset allocation among types of investments, estimated long-term returns by investment type from external sources, and the current economic environment. Based on this information, we selected 5.00% for the weighted-average expected long-term rate of return on plan assets for determining our fiscal 2024 pension expense. A 25-basis point increase/decrease in our weighted-average expected long-term rate of return assumption as of the beginning of fiscal 2024 would decrease/increase annual pension expense for our pension plans by $7.1 million. A 25-basis point increase/decrease in our expected long-term rate of return assumption as of the beginning of fiscal 2025 would decrease/increase annual pension expense for our pension plans by $6.6 million. We selected a weighted-average expected rate of return on plan assets of 5.53% to be used to determine our pension expense for fiscal 2025.

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

We reduce the carrying amounts of indefinite-lived intangible assets, and goodwill to their fair values when the fair value of such assets is determined to be less than their carrying amounts (i.e., assets are deemed to be impaired). Fair value is estimated using a “relief from royalty” methodology for our indefinite-lived intangible assets and is typically estimated using a discounted cash flow method for our goodwill, which requires us to estimate the future cash flows anticipated to be generated by the particular reporting unit being tested for impairment as well as to select a discount rate to measure the present value of the anticipated cash flows. In certain circumstances, we also utilize a guideline public company method which is based on market multiples and our estimated EBITDA that considers public companies that are comparable to our reporting units. When determining future cash flow estimates under the guideline public company method or discounted cash flow method, we consider historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by management in such areas as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. The use of different assumptions or estimates for selected EBITDA multiples and future cash flows could produce different impairment amounts (or none at all) for goodwill and indefinite-lived intangible assets. For further information on our indefinite-lived intangible assets and goodwill, see Note 1, “Summary of Significant Accounting Policies”, to the Consolidated Financial Statements contained in this report.

As of May 26, 2024, we have goodwill of $10.58 billion, indefinite-lived intangibles of $2.03 billion and definite-lived intangibles of $681.6 million. Historically, we have experienced material impairments in brand intangibles and goodwill as a result of declining sales, reductions to our assumed royalty rates due to lower-than-expected profit margins, and other economic conditions such as increases to interest rates. In the fourth quarter of fiscal 2024, we recorded goodwill impairments of $526.5 million in our Sides, Components, Enhancers reporting unit. The carrying value in our Sides, Components, Enhancers reporting unit was approximately $3.2 billion as of our fiscal 2024 annual impairment testing date and was the only reporting unit with 10% or less excess fair value over carrying value as of that date. For our Sides, Components, Enhancers reporting unit, we selected a discount rate of 8.50% and a long-term growth rate that approximated 1%.

In fiscal 2024, 2023, and 2022, we recorded total indefinite-lived intangibles impairments of $430.2 million, $589.2 million, and $209.0 million, respectively, primarily related to brands acquired as part of the Pinnacle acquisition that were recorded at fair value in fiscal 2019. We continue to be more susceptible to impairment charges in the future if our long-term sales forecasts, royalty rates, and other assumptions change as a result of lower than expected performance or other economic conditions. We will monitor these assumptions as management continues to achieve gross margin improvement and long-term sales growth. Discount rates, long-term growth rates, and royalty rates used to estimate the fair value of our domestic retail brands with 10% or less excess fair value over carrying amount as of the fiscal 2024 annual impairment test were as follows:

		Discount Rate		Long-Term Growth Rate		Royalty Rate
	Carrying Amount
	(in billions)	Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
Brands (<10% cushion)	$1.3	8.50%	10.50%	0.0%	2.0%	1.0%	11.5%

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

If we had changed the assumptions used to estimate the fair value of our reporting unit and brands with 10% or less excess fair value over carrying amount as of the fiscal 2024 annual impairment test, these isolated changes, which are reasonably possible to occur, would have led to the following increase/(decrease) in the aggregate fair value of this reporting unit and certain brands (in millions):

	Discount Rate		Long-Term Growth Rate		Royalty Rate
	50-Basis-Point		25-Basis-Point		100-Basis-Point
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Reporting unit	$(82.0)	$93.9	$49.7	$(28.9)	N/A	N/A
Brands	(68.3)	81.2	32.5	(22.9)	309.7	(298.9)

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

In March 2024, the Securities and Exchange Commission ("SEC") issued final climate-related disclosure rules that will require disclosure of material climate-related risks and material direct greenhouse gas emissions from operations owned or controlled (Scope 1) and/or material indirect greenhouse gas emissions from purchased energy consumed in owned or controlled operations (Scope 2). Additionally, the rules require disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to certain materiality thresholds. In April 2024, the SEC stayed its implementation of this rule pending the outcome of legal challenges. However, we continue to monitor developments and analyze the potential impact of the new rules on our related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks affecting us during fiscal 2024 and 2023 were exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.

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

As of May 26, 2024 and May 28, 2023, the fair value of our long-term debt (including current installments) was estimated at $7.26 billion and $8.31 billion, respectively, based on current market rates. As of May 26, 2024 and May 28, 2023, a 1% increase in interest rates would decrease the fair value of our fixed rate debt by approximately $356.6 million and $392.8 million, respectively, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $400.5 million and $441.7 million, respectively.

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

Effect of Hypothetical 10% Fluctuation

The potential gain or loss on the fair value of our outstanding commodity and foreign exchange contracts, assuming a hypothetical 10% fluctuation in commodity prices and foreign currency exchange rates, would have been (in millions):

	Fair Value Impact
In Millions	Average During the Fiscal Year Ended May 26, 2024	Average During the Fiscal Year Ended May 28, 2023
Energy commodities	$4.4	$4.5
Agriculture commodities	4.5	9.0
Foreign exchange	10.0	8.7

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Conagra Brands, Inc. and Subsidiaries

Consolidated Statements of Earnings

(in millions, except per share amounts)

	For the Fiscal Years Ended May
	2024	2023	2022
Net sales	$12,050.9	$12,277.0	$11,535.9
Costs and expenses:
Cost of goods sold	8,717.5	9,012.2	8,697.1
Selling, general and administrative expenses	2,480.6	2,189.5	1,492.8
Pension and postretirement non-service income	10.3	24.2	67.3
Interest expense, net	430.5	409.6	379.9
Equity method investment earnings	177.6	212.0	145.3
Income before income taxes	$610.2	$901.9	$1,178.7
Income tax expense	262.5	218.7	290.5
Net income	$347.7	$683.2	$888.2
Less: Net income (loss) attributable to noncontrolling interests	0.5	(0.4)	—
Net income attributable to Conagra Brands, Inc.	$347.2	$683.6	$888.2
Earnings per share — basic
Net income attributable to Conagra Brands, Inc. common stockholders	$0.73	$1.43	$1.85
Earnings per share — diluted
Net income attributable to Conagra Brands, Inc. common stockholders	$0.72	$1.42	$1.84

The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in millions)

	For the Fiscal Years Ended May
	2024			2023			2022
		Tax	After		Tax	After		Tax	After
	Pre-Tax	(Expense)	-Tax	Pre-Tax	(Expense)	-Tax	Pre-Tax	(Expense)	-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$610.2	$(262.5)	$347.7	$901.9	$(218.7)	$683.2	$1,178.7	$(290.5)	$888.2
Other comprehensive income:
Derivative adjustments:
Unrealized derivative adjustments	8.3	(2.1)	6.2	4.2	(1.1)	3.1	8.5	(2.1)	6.4
Reclassification for derivative adjustments included in net income	(8.2)	2.0	(6.2)	(4.9)	1.2	(3.7)	(1.3)	0.4	(0.9)
Unrealized currency translation gains (losses)	9.6	—	9.6	(9.8)	—	(9.8)	(23.5)	—	(23.5)
Pension and postretirement benefit obligations:
Unrealized pension and postretirement benefit obligations	1.7	(0.5)	1.2	(33.2)	8.3	(24.9)	(3.1)	1.1	(2.0)
Reclassification for pension and postretirement benefit obligations included in net income	(3.7)	0.9	(2.8)	(4.5)	1.3	(3.2)	(3.5)	1.0	(2.5)
Comprehensive income	617.9	(262.2)	355.7	853.7	(209.0)	644.7	1,155.8	(290.1)	865.7
Comprehensive loss attributable to noncontrolling interests	(0.2)	(0.2)	(0.4)	(5.3)	(0.4)	(5.7)	(5.5)	—	(5.5)
Comprehensive income attributable to Conagra Brands, Inc.	$618.1	$(262.0)	$356.1	$859.0	$(208.6)	$650.4	$1,161.3	$(290.1)	$871.2

The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

(in millions, except share data)

	May 26, 2024	May 28, 2023
ASSETS
Current assets
Cash and cash equivalents	$77.7	$93.3
Receivables, less allowance for doubtful accounts of $3.0 and $2.7	871.8	952.8
Inventories	2,083.0	2,212.2
Prepaid expenses and other current assets	85.0	92.4
Current assets held for sale	32.0	34.3
Total current assets	3,149.5	3,385.0
Property, plant and equipment
Land and land improvements	169.0	164.4
Buildings, machinery and equipment	5,469.2	4,974.9
Furniture, fixtures, office equipment and other	686.9	681.1
Construction in progress	249.4	314.4
	6,574.5	6,134.8
Less accumulated depreciation	(3,677.6)	(3,398.4)
Property, plant and equipment, net	2,896.9	2,736.4
Goodwill	10,582.7	11,109.4
Brands, trademarks and other intangibles, net	2,708.4	3,192.3
Other assets	1,435.6	1,506.2
Noncurrent assets held for sale	89.2	123.3
	$20,862.3	$22,052.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$928.4	$636.3
Current installments of long-term debt	20.3	1,516.0
Accounts and other payables	1,493.7	1,525.5
Accrued payroll	193.3	163.5
Other accrued liabilities	591.3	583.3
Current liabilities held for sale	14.8	16.1
Total current liabilities	3,241.8	4,440.7
Senior long-term debt, excluding current installments	7,492.6	7,081.3
Other noncurrent liabilities	1,614.7	1,718.0
Noncurrent liabilities held for sale	1.9	5.3
Total liabilities	12,351.0	13,245.3
Commitments and contingencies (Note 16)
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 584,219,229	2,921.2	2,921.2
Additional paid-in capital	2,363.2	2,376.9
Retained earnings	6,276.3	6,599.4
Accumulated other comprehensive loss	(35.5)	(44.4)
Less treasury stock, at cost, 106,050,133 and 107,196,446 common shares	(3,084.8)	(3,116.3)
Total Conagra Brands, Inc. common stockholders' equity	8,440.4	8,736.8
Noncontrolling interests	70.9	70.5
Total stockholders' equity	8,511.3	8,807.3
	$20,862.3	$22,052.6

The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries

Consolidated Statements of Common Stockholders’ Equity

(in millions)

	Conagra Brands, Inc. Stockholders' Equity
					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Income (loss)	Stock	Interests	Equity
Balance at May 30, 2021	584.2	$2,921.2	$2,342.1	$6,262.6	$5.8	$(2,979.9)	$79.6	$8,631.4
Stock option and incentive plans			(17.5)	(0.3)		32.3	0.4	14.9
Currency translation adjustments					(18.0)		(5.5)	(23.5)
Repurchase of common shares						(50.0)		(50.0)
Derivative adjustments					5.5			5.5
Pension and postretirement healthcare benefits					(4.5)			(4.5)
Dividends declared on common stock; $1.25 per share				(599.8)				(599.8)
Net income attributable to Conagra Brands, Inc.				888.2				888.2
Balance at May 29, 2022	584.2	2,921.2	2,324.6	6,550.7	(11.2)	(2,997.6)	74.5	8,862.2
Stock option and incentive plans			52.3	(3.7)		31.3	2.1	82.0
Currency translation adjustments					(4.6)		(5.2)	(9.8)
Repurchase of common shares						(150.0)		(150.0)
Derivative adjustments					(0.6)			(0.6)
Activities of noncontrolling interests							(0.8)	(0.8)
Pension and postretirement healthcare benefits					(28.0)		(0.1)	(28.1)
Dividends declared on common stock; $1.32 per share				(631.2)				(631.2)
Net income attributable to Conagra Brands, Inc.				683.6				683.6
Balance at May 28, 2023	584.2	2,921.2	2,376.9	6,599.4	(44.4)	(3,116.3)	70.5	8,807.3
Stock option and incentive plans			(13.7)	(1.1)		31.5	1.2	17.9
Currency translation adjustments					10.5		(0.9)	9.6
Activities of noncontrolling interests							0.1	0.1
Pension and postretirement healthcare benefits					(1.6)			(1.6)
Dividends declared on common stock; $1.40 per share				(669.2)				(669.2)
Net income attributable to Conagra Brands, Inc.				347.2				347.2
Balance at May 26, 2024	584.2	$2,921.2	$2,363.2	$6,276.3	$(35.5)	$(3,084.8)	$70.9	$8,511.3

The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

	For the Fiscal Years Ended May
	2024	2023	2022
Cash flows from operating activities:
Net income	$347.7	$683.2	$888.2
Adjustments to reconcile income to net cash flows from operating activities:
Depreciation and amortization	400.9	369.9	375.4
Asset impairment charges	1,035.5	771.1	284.8
Equity method investment earnings less than (in excess of) distributions	74.0	(73.6)	(66.3)
Stock-settled share-based payments expense	30.8	79.2	26.1
Contributions to pension plans	(12.2)	(12.5)	(11.5)
Pension benefit	(0.6)	(13.9)	(54.4)
Other items	8.8	8.4	(46.2)
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Receivables	70.1	(102.1)	(69.5)
Inventories	131.9	(265.3)	(232.8)
Deferred income taxes and income taxes payable, net	(81.1)	(188.5)	(8.7)
Prepaid expenses and other current assets	(2.2)	23.5	(10.1)
Accounts and other payables	(22.7)	(248.9)	223.6
Accrued payroll	29.7	12.5	(23.5)
Other accrued liabilities	(20.0)	(7.3)	(48.3)
Litigation accruals	25.0	(14.8)	(24.0)
Deferred employer payroll taxes	—	(25.5)	(25.5)
Net cash flows from operating activities	2,015.6	995.4	1,177.3
Cash flows from investing activities:
Additions to property, plant and equipment	(388.1)	(362.2)	(464.4)
Sale of property, plant and equipment	0.8	3.2	20.2
Proceeds from divestitures, net of cash divested	—	—	0.1
Purchase of marketable securities	(10.3)	(5.2)	(4.5)
Sales of marketable securities	10.3	5.2	10.4
Proceeds from insurance recoveries	11.9	—	—
Other items	0.4	4.1	3.3
Net cash flows from investing activities	(375.0)	(354.9)	(434.9)
Cash flows from financing activities:
Issuance of short-term borrowings, maturities greater than 90 days	466.6	286.8	392.6
Repayment of short-term borrowings, maturities greater than 90 days	(185.9)	(330.0)	(392.6)
Net issuance (repayment) of other short-term borrowings, maturities less than or equal to 90 days	9.9	394.6	(523.1)
Issuance of long-term debt	500.0	500.0	499.1
Repayment of long-term debt	(1,772.6)	(712.4)	(48.5)
Debt issuance costs	(3.3)	(4.1)	(2.5)
Payment of intangible asset financing arrangement	—	—	(12.6)
Repurchase of Conagra Brands, Inc. common shares	—	(150.0)	(50.0)
Cash dividends paid	(659.3)	(623.8)	(581.8)
Exercise of stock options and issuance of other stock awards, including tax withholdings	(13.8)	2.3	(11.3)
Other items	1.7	5.0	(7.3)
Net cash flows from financing activities	(1,656.7)	(631.6)	(738.0)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1.2	1.7	(1.3)
Net change in cash and cash equivalents and restricted cash, including cash balances classified as assets held for sale	(14.9)	10.6	3.1
Less: Net change in cash balances classified as assets held for sale	0.7	(0.5)	—
Net change in cash and cash equivalents and restricted cash	(15.6)	11.1	3.1
Cash and cash equivalents and restricted cash at beginning of year	93.3	82.2	79.1
Cash and cash equivalents and restricted cash at end of year	$77.7	$93.3	$82.2

The accompanying Notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

(columnar dollars in millions except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year — The fiscal year of Conagra Brands, Inc. (“Conagra Brands”, “Company”, “we”, “us”, or “our”) ends the last Sunday in May. The fiscal years for the consolidated financial statements presented consist of a 52-week period for fiscal 2024, 2023, and 2022.

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

The following table details the balances of our allowance for doubtful accounts and changes therein:

	Balance at	Additions Charged
	Beginning of	to Costs and		Deductions from	Balance at Close
	Period	Expenses	Other[1]	Reserves[2]	of Period
Year ended May 26, 2024	$2.7	0.6	0.2	0.5	$3.0
Year ended May 28, 2023[3]	$2.8	0.1	(0.1)	0.1	$2.7
Year ended May 29, 2022[3]	$2.0	1.4	—	0.6	$2.8

1 Primarily relates to translation.

2 Bad debts charged off and adjustments to previous reserves, less recoveries.

3 Prior year amounts have been adjusted to remove the activity of a business held for sale.

Inventories — We use the lower of cost (determined using the first-in, first-out method) or net realizable value for valuing inventories.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

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

During fiscal 2024, 2023, and 2022, our capital expenditures totaled $388.1 million, $362.2 million, and $464.4 million, respectively. Accrued and unpaid capital expenditures as of May 26, 2024, May 28, 2023, May 29, 2022, and May 30, 2021 totaled $119.3 million, $128.3 million, $108.8 million, and $123.7 million, respectively.

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

Under the goodwill quantitative impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. We estimate the fair value using level 3 inputs as defined by the fair value hierarchy. Refer to Note 19 for the definition of the levels in the fair value hierarchy. The inputs used to calculate the fair value include a number of subjective factors, such as estimates of future cash flows, estimates of our future cost structure, discount rates for our estimated cash flows, required level of working capital, assumed terminal value, and time horizon of cash flow forecasts. In certain circumstances, we also utilize a guideline public company method which is based on market multiples and our estimated earnings before interest, taxes, depreciation and amortization (“EBITDA”) that considers public companies that are comparable to our reporting units.

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

Notes to Consolidated Financial Statements

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

(columnar dollars in millions except per share amounts)

with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

In fiscal 2024, 2023, and 2022 we elected to perform a quantitative impairment test for indefinite-lived intangible assets not subject to amortization. The estimates of fair value of intangible assets not subject to amortization are determined using a “relief from royalty” methodology, which is used in estimating the fair value of our brands/trademarks. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash flows generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates.

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

Refer to Note 8 for discussion of the impairment charges related to goodwill and intangible assets in fiscal 2024, 2023, and 2022.

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

We recognize changes in the fair value of pension plan assets and net actuarial gains or losses in excess of 10% of the greater of the market-related value of plan assets or the plan’s projected benefit obligation (the “corridor”) in current period expense annually as of our measurement date, which is our fiscal year-end, or when measurement is required otherwise under accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

We recognize revenue when (or as) performance obligations are satisfied by transferring control of the goods to customers. Control is transferred upon delivery of the goods to the customer. Shipping and/or handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs. We assess the goods and services promised in our customers’ purchase orders and identify a performance obligation for each promise to transfer a good or service (or bundle of goods or services) that is distinct.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

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

Advertising Costs — Advertising costs are expensed as incurred. Advertising and promotion expenses totaled $289.6 million, $290.1 million, and $244.6 million in fiscal 2024, 2023, and 2022, respectively, and are included in selling, general and administrative (“SG&A”) expenses.

Research and Development — We incurred expenses of $61.4 million, $57.7 million, and $53.4 million for research and development activities in fiscal 2024, 2023, and 2022, respectively.

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

The following table details the accumulated balances for each component of other comprehensive loss, net of tax:

	2024	2023	2022
Currency translation losses, net of reclassification adjustments	$(89.2)	$(99.7)	$(95.1)
Derivative adjustments, net of reclassification adjustments	29.2	29.2	29.8
Pension and postretirement benefit obligations, net of reclassification adjustments	24.5	26.1	54.1
Accumulated other comprehensive loss	$(35.5)	$(44.4)	$(11.2)

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) into income:

				Affected Line Item in the Consolidated Statement
	2024	2023	2022	of Earnings[1]
Net derivative adjustments:
Cash flow hedges	$(3.5)	$(3.3)	$(3.1)	Interest expense, net
Cash flow hedges	(4.7)	(1.6)	1.8	Equity method investment earnings
	(8.2)	(4.9)	(1.3)	Total before tax
	2.0	1.2	0.4	Income tax expense
	$(6.2)	$(3.7)	$(0.9)	Net of tax
Amortization of pension and postretirement benefit obligations:
Net prior service cost (benefit)	$(0.1)	$(0.1)	$0.1	Pension and postretirement non-service income
Net actuarial gain	(4.7)	(4.4)	(3.6)	Pension and postretirement non-service income
Pension settlement	1.1	—	—	Pension and postretirement non-service income
	(3.7)	(4.5)	(3.5)	Total before tax
	0.9	1.3	1.0	Income tax expense
	$(2.8)	$(3.2)	$(2.5)	Net of tax

1 Amounts in parentheses indicate income recognized in the Consolidated Statements of Earnings.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

(columnar dollars in millions except per share amounts)

Foreign Currency Transaction Gains and Losses — We recognized net foreign currency transaction gains of $1.3 million in fiscal 2024, and net foreign currency transaction losses of $2.8 million and $2.5 million in fiscal 2023 and 2022, respectively, in SG&A expenses.

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

2. RESTRUCTURING ACTIVITIES

Conagra Restructuring Plan

In fiscal 2019, senior management initiated a restructuring plan for costs incurred in connection with actions taken to improve SG&A expense effectiveness and efficiencies and to optimize our supply chain network (the “Conagra Restructuring Plan”). Although we remain unable to make good faith estimates relating to the entire Conagra Restructuring Plan, we are reporting on actions initiated through the end of fiscal 2024, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of May 26, 2024, we have approved and expect to incur $286.6 million of charges ($82.6 million of cash charges and $204.0 million of non-cash charges) for actions identified to date under the Conagra Restructuring Plan. We recognized charges of $66.6 million, $10.7 million, and $29.4 million in connection with the Conagra Restructuring Plan in fiscal 2024, 2023, and 2022, respectively. We expect to incur costs related to the Conagra Restructuring Plan over a multi-year period.

We anticipate that we will recognize the following pre-tax expenses in association with the Conagra Restructuring Plan (amounts include charges recognized from plan inception through the end of fiscal 2024):

	Grocery &	Refrigerated
	Snacks	& Frozen	International	Foodservice	Corporate	Total
Accelerated depreciation	$49.3	$58.8	$—	$—	$—	$108.1
Other cost of goods sold	14.2	5.5	2.4	—	—	22.1
Total cost of goods sold	63.5	64.3	2.4	—	—	130.2
Severance and related costs	13.5	3.9	6.1	0.3	9.4	33.2
Asset impairment (net of gains on disposal)	48.6	18.6	14.7	—	—	81.9
Contract/lease termination	(1.0)	0.9	—	—	0.1	—
Consulting/professional fees	0.6	0.6	—	—	5.5	6.7
Other selling, general and administrative expenses	20.2	10.1	1.9	—	1.8	34.0
Total selling, general and administrative expenses	81.9	34.1	22.7	0.3	16.8	155.8
Total	$145.4	$98.4	$25.1	$0.3	$16.8	$286.0
Pension and postretirement non-service income						0.6
Consolidated total						$286.6

Notes to Consolidated Financial Statements

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

(columnar dollars in millions except per share amounts)

During fiscal 2024, we recognized the following pre-tax expenses for the Conagra Restructuring Plan:

	Grocery &	Refrigerated
	Snacks	& Frozen	International	Corporate	Total
Accelerated depreciation	$7.7	$7.4	$—	$—	$15.1
Other cost of goods sold	0.5	1.4	2.1	—	4.0
Total cost of goods sold	8.2	8.8	2.1	—	19.1
Severance and related costs	0.4	2.4	4.5	3.1	10.4
Asset impairment (net of gains on disposal)	0.6	17.7	14.1	—	32.4
Contract/lease termination	—	0.8	—	—	0.8
Consulting/professional fees	0.2	0.2	—	(0.1)	0.3
Other selling, general and administrative expenses	0.9	2.2	0.1	0.4	3.6
Total selling, general and administrative expenses	2.1	23.3	18.7	3.4	47.5
Total	$10.3	$32.1	$20.8	$3.4	$66.6

Included in the above results are $15.6 million of charges that have resulted or will result in cash outflows and $51.0 million in non-cash charges.

We recognized the following cumulative (plan inception to May 26, 2024) pre-tax expenses for the Conagra Restructuring Plan in our Consolidated Statements of Earnings:

	Grocery &	Refrigerated
	Snacks	& Frozen	International	Foodservice	Corporate	Total
Accelerated depreciation	$40.9	$47.7	$—	$—	$—	$88.6
Other cost of goods sold	9.2	4.2	2.1	—	—	15.5
Total cost of goods sold	50.1	51.9	2.1	—	—	104.1
Severance and related costs	11.8	3.6	5.8	0.3	9.4	30.9
Asset impairment (net of gains on disposal)	22.5	18.6	14.2	—	—	55.3
Contract/lease termination	0.5	0.9	—	—	0.1	1.5
Consulting/professional fees	0.5	0.6	—	—	5.1	6.2
Other selling, general and administrative expenses	13.8	6.1	0.1	—	0.9	20.9
Total selling, general and administrative expenses	49.1	29.8	20.1	0.3	15.5	114.8
Total	$99.2	$81.7	$22.2	$0.3	$15.5	$218.9
Pension and postretirement non-service income						0.6
Consolidated total						$219.5

Included in the above results are $65.4 million of charges that have resulted or will result in cash outflows and $154.1 million in non-cash charges.

Liabilities recorded for the Conagra Restructuring Plan and changes therein for fiscal 2024 were as follows:

		Costs
	Balance at	Incurred	Costs Paid		Balance at
	May 28,	and Charged	or Otherwise	Changes in	May 26,
	2023	to Expense	Settled	Estimates	2024
Severance and related costs	$1.7	$10.3	$(2.3)	$0.1	$9.8
Contract/lease termination	—	0.8	(0.8)	—	—
Consulting/professional fees	0.2	0.3	(0.5)	—	—
Other costs	—	4.1	(3.5)	—	0.6
Total	$1.9	$15.5	$(7.1)	$0.1	$10.4

Notes to Consolidated Financial Statements

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

(columnar dollars in millions except per share amounts)

Pinnacle Integration Restructuring Plan

As of the end of the first quarter of fiscal 2023, we had completed our restructuring and integration plan related to our acquisition of Pinnacle Foods, Inc. (“Pinnacle”) in 2018 for the purpose of achieving significant cost synergies (the “Pinnacle Integration Restructuring Plan”). We recognized charges of $2.4 million and $19.6 million in connection with the Pinnacle Integration Restructuring Plan in fiscal 2023 and 2022, respectively.

3. LONG-TERM DEBT

	May 26, 2024	May 28, 2023
5.4% senior debt due November 2048	$1,000.0	$1,000.0
4.65% senior debt due January 2043	176.7	176.7
6.625% senior debt due August 2039	91.4	91.4
5.3% senior debt due November 2038	1,000.0	1,000.0
8.25% senior debt due September 2030	300.0	300.0
4.85% senior debt due November 2028	1,300.0	1,300.0
7.0% senior debt due October 2028	382.2	382.2
1.375% senior debt due November 2027	1,000.0	1,000.0
6.7% senior debt due August 2027	9.2	9.2
7.125% senior debt due October 2026	262.5	262.5
5.3% senior debt due October 2026	500.0	—
4.6% senior debt due November 2025	1,000.0	1,000.0
SOFR plus 1.35% term loan due August 2025	250.0	500.0
4.3% senior debt due May 2024	—	1,000.0
0.5% senior debt due August 2023	—	500.0
0.79% to 9.59% lease financing obligations due on various dates through 2043	273.7	112.6
Other indebtedness	—	0.1
Total face value of debt	7,545.7	8,634.7
Unamortized fair value adjustment	17.7	18.5
Unamortized discounts	(17.7)	(20.1)
Unamortized debt issuance costs	(32.8)	(35.8)
Less current installments	(20.3)	(1,516.0)
Total long-term debt	$7,492.6	$7,081.3

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years following May 26, 2024, are as follows:

2025	$20.3
2026	1,267.7
2027	783.6
2028	1,021.5
2029	1,695.1

Senior Notes

In the fourth quarter of fiscal 2024, we repaid the entire outstanding $1.00 billion aggregate principal amount of our 4.30% senior notes on their maturity date of May 1, 2024. The repayment was funded using the net proceeds from the 2024 Term Loan in the principal amount of $300.0 million (see Note 4), along with the issuance of commercial paper and cash on hand.

In the first quarter of fiscal 2024, we repaid the entire outstanding $500.0 million aggregate principal amount of our 0.50% senior notes on their maturity date of August 11, 2023. The repayment was primarily funded using the net proceeds from the issuance of $500.0 million aggregate principal amount of 5.30% senior notes due October 1, 2026.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

(columnar dollars in millions except per share amounts)

In the third quarter of fiscal 2023, we repaid the remaining outstanding $437.0 million aggregate principal amount of our 3.20% senior notes on their maturity date of January 25, 2023. The repayment was primarily funded by the issuance of commercial paper.

In the second quarter of fiscal 2023, we repaid the entire outstanding $250.0 million aggregate principal amount of our 3.25% senior notes on their maturity date of September 15, 2022. The repayment was primarily funded using the net proceeds of the 2023 Term Loan discussed below.

In the first quarter of fiscal 2022, we issued $500.0 million aggregate principal amount of 0.500% senior notes due August 11, 2023.

2023 Term Loan

During the second quarter of fiscal 2023, we borrowed the full $500.0 million aggregate principal amount available under our unsecured term loan (the “2023 Term Loan”) from a syndicate of financial institutions. Borrowings under the Term Loan bear interest at the sum of Term SOFR (as defined in the 2023 Term Loan Agreement), plus a 0.10% per annum rate spread adjustment, plus a percentage spread (ranging from 0.90% per annum to 1.375% per annum) based on the Company’s senior unsecured long-term indebtedness ratings. The Company may voluntarily prepay term loans under the 2023 Term Loan, in whole or in part, without premium or penalty, subject to certain conditions. During the second quarter of fiscal 2024, we prepaid $250.0 million of the aggregate principal amount outstanding under the 2023 Term Loan utilizing operating cash flow and the issuance of commercial paper. The remaining balance matures on August 26, 2025.

Interest Expense

Net interest expense consists of:

	2024	2023	2022
Long-term debt	$419.2	$402.1	$393.1
Short-term debt	25.8	18.8	2.3
Interest income	(5.7)	(3.9)	(2.1)
Interest capitalized	(8.8)	(7.4)	(13.4)
	$430.5	$409.6	$379.9

In the first quarter of fiscal 2019, we entered into deal-contingent forward starting interest rate swap contracts to hedge a portion of the interest rate risk related to our anticipated issuance of long-term debt to help finance the Pinnacle acquisition. During the second quarter of fiscal 2019, we terminated the interest rate swap contracts and received proceeds of $47.5 million. This gain was deferred in accumulated other comprehensive income and is being amortized as a reduction of interest expense over the lives of the related debt instruments. Our net interest expense was reduced by $3.5 million, $3.4 million, and $3.3 million in fiscal 2024, 2023, and 2022, respectively, due to the impact of these interest rate swap contracts.

Interest paid was $444.2 million, $416.3 million, and $393.9 million in fiscal 2024, 2023, and 2022, respectively.

4. CREDIT FACILITIES AND BORROWINGS

2024 Term Loan

In the fourth quarter of fiscal 2024, we entered into an unsecured Term Loan Agreement with a financial institution (the “2024 Term Loan Agreement”). The 2024 Term Loan Agreement provides for term loans to the Company in an aggregate principal amount of up to $300.0 million. We borrowed the full amount of the $300.0 million provided for under the 2024 Term Loan Agreement (the “2024 Term Loan”). The 2024 Term Loan matures on April 29, 2025. The 2024 Term Loan bears interest at the sum of Term SOFR (as defined in the 2024 Term Loan Agreement), plus a percentage spread of 1.15% per annum, plus a 0.10% per annum rate spread adjustment or (b) 0.15% per annum plus the alternate base rate, described in the 2024 Term Loan Agreement as the greatest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50%, and (iii) one-month Term SOFR plus 1.00%. The Company may voluntarily prepay loans under the 2024 Term Loan Agreement, in whole or in part, without premium or penalty, subject to certain conditions.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

(columnar dollars in millions except per share amounts)

Revolving Credit Facility

In the first quarter of fiscal 2023, we entered into a Second Amended and Restated Revolving Credit Agreement (the “Revolving Credit Agreement”) with a syndicate of financial institutions providing for a revolving credit facility in a maximum aggregate principal amount outstanding at any one time of $2.0 billion (subject to increase to a maximum aggregate principal amount of $2.5 billion with the consent of the lenders). The revolving credit facility provided for under the Revolving Credit Agreement replaced the Company’s revolving credit facility under the prior revolving credit agreement, which was terminated. The Revolving Credit Agreement matures on August 26, 2027 and is unsecured. The term of the Revolving Credit Agreement may be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. As of May 26, 2024, there were no outstanding borrowings under the Revolving Credit Agreement.

The Revolving Credit Agreement contains events of default customary for unsecured investment grade credit facilities with corresponding grace periods. The Revolving Credit Agreement generally requires our ratio of EBITDA to interest expense not to be less than 3.0 to 1.0 and our ratio of funded debt to EBITDA not to exceed 4.5 to 1.0, with each ratio to be calculated on a rolling four-quarter basis. As of May 26, 2024, we were in compliance with all financial covenants under the Revolving Credit Agreement.

Commercial Paper

We finance our short-term liquidity needs with existing cash balances, cash flows from operations, and commercial paper borrowings. As of May 26, 2024, we had $586.0 million outstanding under our commercial paper program at an average weighted interest rate of 5.80%. As of May 28, 2023, we had $576.0 million outstanding under our commercial paper program at an average weighted interest rate of 5.70%.

5. FINANCING ARRANGEMENTS

Supplier Financing Arrangements

In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. A number of factors may impact our future payment terms, including our relative creditworthiness, overall market liquidity, and changes in interest rates and other general economic conditions. Certain suppliers have access to third-party services that allow them to view our scheduled payments online and finance advances on our scheduled payments at the sole discretion of the supplier and the third-party. Our current payment terms with these suppliers, which we deem to be commercially reasonable, range up to 120 days. We have no direct financial relationship with the financial institutions utilized by the third-parties, and we have pledged no assets in connection with our accounts payable programs. All amounts due to participating suppliers are paid to the third party on the original invoice due dates, regardless of whether a particular invoice was sold. Supplier participation in these agreements is voluntary. As of May 26, 2024 and May 28, 2023, $334.1 million and $355.1 million, respectively, of our total accounts and other payables were payable to suppliers who utilized these third-party services. The associated payments are included in net cash flows from operating activities within our Consolidated Statements of Cash Flows.

We have also concluded that certain obligations to our suppliers, including amounts due and scheduled payment terms, are impacted by these third-party service programs and these arrangements are classified as notes payable within our Consolidated Balance Sheets. The proceeds and payments associated with short-term borrowings are reflected as financing activities within our Consolidated Statements of Cash Flows. As of May 26, 2024 and May 28, 2023, we had approximately $43.2 million and $62.5 million, respectively, of short-term borrowings related to these arrangements.

6. ASSETS HELD FOR SALE

During the second quarter of fiscal 2024, we initiated a plan to sell our ownership stake in Agro Tech Foods Limited, which is a majority-owned subsidiary that is consolidated within our International segment. On February 29, 2024, we entered into a definitive agreement to sell this business. The closing of the transaction is subject to certain closing conditions, including the receipt of any applicable regulatory approvals in addition to a mandatory tender offer to minority shareholders, and is expected to be completed by the end of calendar year 2024. We expect to realize proceeds of approximately $78 million from the sale, which will be paid in the local currency (Indian Rupee). The assets and liabilities have been reclassified as assets and liabilities held for sale within our Consolidated

Notes to Consolidated Financial Statements

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

(columnar dollars in millions except per share amounts)

Balance Sheets for all periods presented. In connection with this activity, we recognized impairment charges of $36.4 million within SG&A expenses in fiscal 2024.

The assets and liabilities classified as held for sale reflected in our Consolidated Balance Sheets were as follows:

	May 26, 2024	May 28, 2023
Current assets	$32.0	$34.3
Noncurrent assets (including goodwill of $46.4 million and $68.8 million, respectively)	89.2	123.3
Current liabilities	14.8	16.1
Noncurrent liabilities	1.9	5.3

7. INVESTMENTS IN JOINT VENTURES

The total carrying value of our equity method investments at the end of fiscal 2024 and 2023 was $931.7 million and $998.4 million, respectively. These amounts are included in other assets and reflect our 44% ownership interest in Ardent Mills and a 50% ownership interest in one other joint venture. Due to differences in fiscal reporting periods, we recognized the equity method investment earnings on a lag of approximately one month.

In fiscal 2024, we had purchases from our equity method investees of $28.7 million. Total dividends received from equity method investments in fiscal 2024 were $251.6 million.

In fiscal 2023, we had purchases from our equity method investees of $30.8 million. Total dividends received from equity method investments in fiscal 2023 were $138.4 million.

In fiscal 2022, we had purchases from our equity method investees of $30.1 million. Total dividends received from equity method investments in fiscal 2022 were $79.0 million.

Summarized combined financial information for our equity method investments on a 100% basis is as follows:

	2024	2023	2022
Net sales:
Ardent Mills	$4,597.9	$5,239.9	$4,258.5
Other	361.4	283.3	253.2
Total net sales	$4,959.3	$5,523.2	$4,511.7
Gross margin:
Ardent Mills	$642.0	$745.4	$516.5
Other	87.1	59.4	54.8
Total gross margin	$729.1	$804.8	$571.3
Earnings after income taxes:
Ardent Mills	$361.5	$453.2	$306.2
Other	37.4	22.3	21.1
Total earnings after income taxes	$398.9	$475.5	$327.3

Notes to Consolidated Financial Statements

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

(columnar dollars in millions except per share amounts)

	May 26, 2024	May 28, 2023
Ardent Mills:
Current assets	$1,430.0	$1,716.8
Noncurrent assets	1,862.9	1,840.5
Current liabilities	668.5	750.3
Noncurrent liabilities	569.0	556.9
Other:
Current assets	$157.2	$131.4
Noncurrent assets	48.9	42.6
Current liabilities	57.1	46.7
Noncurrent liabilities	3.2	9.0

8. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The change in the carrying amount of goodwill for fiscal 2024 and 2023, excluding amounts classified as held for sale (see Note 6), was as follows:

	Grocery &	Refrigerated &
	Snacks	Frozen	International	Foodservice	Total
Balance as of May 29, 2022	$4,692.4	$5,611.2	$218.8	$732.8	$11,255.2
Currency translation	—	—	(4.1)	—	(4.1)
Impairment	—	(141.7)	—	—	(141.7)
Balance as of May 28, 2023	$4,692.4	$5,469.5	$214.7	$732.8	$11,109.4
Currency translation	—	—	(0.2)	—	(0.2)
Impairment	—	(526.5)	—	—	(526.5)
Balance as of May 26, 2024	$4,692.4	$4,943.0	$214.5	$732.8	$10,582.7

Other identifiable intangible assets, excluding amounts classified as held for sale, were as follows:

	2024		2023
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-amortizing intangible assets
Brands and trademarks	$2,026.8	$—	$2,457.0	$—
Amortizing intangible assets
Customer relationships and intellectual property	1,232.1	550.5	1,232.0	496.7
	$3,258.9	$550.5	$3,689.0	$496.7

The fair value of our reporting units is typically estimated using a discounted cash flow method, and in certain circumstances, we also use a guideline public company method. The fair value of our indefinite-lived intangibles is determined using the “relief from royalty” methodology. Both the “relief from royalty” methodology and the discounted cash flow method require us to estimate the future cash flows as well as to select a risk-adjusted discount rate to measure the present value of the anticipated cash flows. The guideline public company method is based on our actual and estimated EBITDA and considers public companies that are comparable to our reporting units. When determining future cash flow estimates, we consider historical results adjusted to reflect current and anticipated operating conditions. Under our discounted cash flow method, we estimate cash flows for a reporting unit over a discrete period (typically five years) and a terminal period (considering expected long-term growth rates and trends). Estimating the fair value of individual reporting units and our indefinite-lived intangible assets requires us to make assumptions and estimates in areas such as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. The use of different assumptions or estimates for selected EBITDA multiples, future cash flows, discount rates, or terminal growth rates could produce substantially different estimates of the fair value.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

(columnar dollars in millions except per share amounts)

In the fourth quarter of fiscal 2024, we performed our annual goodwill impairment assessment on all of our reporting units. We completed a qualitative assessment on all of our reporting units with the exception of our Sides, Components, Enhancers reporting unit. Our qualitative assessment found no indicators of impairment and considered, among other things, our previous cushion from our last quantitative test, moderating inflation, and improved operating margins due in part to our productivity initiatives. We will continue to evaluate the impact of any significant changes in consumer purchasing behaviors, government restrictions, input cost inflation, or other macroeconomic conditions that could change certain assumptions and result in future impairments.

We completed a quantitative impairment test for our Sides, Components, Enhancers reporting unit with the assistance of a third-party valuation specialist using both a discounted cash flow method and guideline public company method in the current year as a result of lower market multiples in our industry as of our testing date. In estimating the fair value of this reporting unit, we selected a market multiple of 9.0- 9.5x using actual and estimated EBITDA for our guideline public company method. We used a discount rate of 8.50% and a terminal growth rate that approximated 1% for our discounted cash flow approach. As a result of our impairment test, we recognized goodwill impairment charges within SG&A expenses of $526.5 million. The impairments were largely due to the 75-basis point increase in the discount rate as a result of current economic conditions (higher interest rates and a slightly higher company specific risk premium), a decline in market capitalization, lower market multiples in our industry as of our testing date, as well as a downward revision to our sales forecasts for this specific reporting unit. After these impairments, the goodwill carrying amount of our Sides, Components, Enhancers reporting unit is approximately $1.4 billion. Accumulated impairment losses to goodwill associated with this reporting unit were $668.2 million as of May 26, 2024 and $141.7 million as of May 28, 2023.

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

Amortizing intangible assets, carrying a remaining weighted-average life of approximately 17 years, are principally composed of customer relationships and acquired intellectual property. For fiscal 2024, 2023, and 2022, we recognized amortization expense of $53.6 million, $56.8 million, and $59.3 million, respectively. Based on amortizing assets recognized in our Consolidated Balance Sheet as of May 26, 2024, amortization expense for the next five years is estimated to be as follows:

2025	$53.5
2026	43.5
2027	43.3
2028	40.8
2029	39.6

For our non-amortizing intangible assets, which are comprised of brands and trademarks, we use a “relief from royalty” methodology in estimating fair value. In the fourth quarter of fiscal 2024, as a result of our annual impairment test for indefinite lived intangibles, we recognized impairment charges in SG&A expenses of $430.2 million within our Grocery & Snacks and Refrigerated & Frozen segments. All brands were negatively impacted by an increase in our discount rate in response to the current economic environment (higher interest rates including an increase in certain brand specific risk premiums) since our last annual impairment test. Our two largest impairments were related to Birds Eye® and Earth Balance® in the amount of $255.4 million and $72.1 million, respectively. Both of these brands were negatively impacted by volume declines in the current fiscal year given recent consumption trends, which also resulted in revised sales growth expectations. Birds Eye® was also negatively impacted by lower than expected profit margins which resulted in a slight reduction to our assumed royalty rate.

During fiscal 2023, as a result of our annual impairment test for indefinite lived intangibles, we recognized impairment charges in SG&A expenses of $345.2 million, primarily within our Grocery & Snacks and Refrigerated & Frozen segments. The most notable brands with impairments included Gardein®, Birds Eye®, Hungry Man®, Vlasic®, Van De Kamps®, Earth Balance®, and Comstock®. These brands were negatively impacted by an increase in our discount rate in response to the current economic environment

Notes to Consolidated Financial Statements

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

(columnar dollars in millions except per share amounts)

(including an increase in interest rates) since our last annual impairment test. Our two largest impairments were related to Gardein® and Birds Eye® in the amount of $91.5 million and $78.3 million, respectively. Both of these brands were negatively impacted by lower than expected profit margins which resulted in a reduction to our assumed royalty rates in addition to revised sales growth expectations to be consistent with recent industry trends. Including the Birds Eye® brand impairment recognized in the first quarter of fiscal 2023, discussed above, our total brand impairment charges recognized in fiscal 2023 were $589.2 million.

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

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	2024	2023	2022
Net income attributable to Conagra Brands, Inc. common stockholders:	$347.2	$683.6	$888.2
Weighted average shares outstanding:
Basic weighted average shares outstanding	478.6	478.9	480.3
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	1.4	1.8	1.9
Diluted weighted average shares outstanding	480.0	480.7	482.2

For fiscal 2024, 2023, and 2022, there were 1.2 million, 0.5 million, and 0.8 million stock options outstanding, respectively, that were excluded from the computation of diluted weighted average shares because the effect was antidilutive.

10. INVENTORIES

The major classes of inventories were as follows:

	May 26, 2024	May 28, 2023
Raw materials and packaging	$323.1	$368.2
Work in process	277.1	224.5
Finished goods	1,377.2	1,517.7
Supplies and other	105.6	101.8
Total	$2,083.0	$2,212.2

Notes to Consolidated Financial Statements

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

(columnar dollars in millions except per share amounts)

11. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consisted of:

	May 26, 2024	May 28, 2023
Postretirement health care and pension obligations (see Note 18)	$128.0	$137.7
Noncurrent income tax liabilities (see Note 14)	1,046.2	1,139.6
Noncurrent lease liabilities (see Note 15)	172.2	185.6
Self-insurance liabilities	26.3	26.6
Asset retirement obligations	46.2	50.4
Environmental liabilities (see Note 16)	41.4	43.8
Legal settlement costs (see Note 16)	45.9	28.9
Other	108.5	105.4
	$1,614.7	$1,718.0

12. CAPITAL STOCK

The total number of shares we are authorized to issue is 1,218,050,000 shares, which shares may be issued as follows: 1,200,000,000 shares of common stock, par value $5.00 per share; 150,000 shares of Class B Preferred Stock, par value $50.00 per share; 250,000 shares of Class C Preferred Stock, par value $100.00 per share; 1,100,000 shares of Class D Preferred Stock, no par value per share; and 16,550,000 shares of Class E Preferred Stock, no par value per share. There were no preferred shares issued or outstanding as of May 26, 2024.

We have repurchased our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board. We repurchased 4.2 million shares of our common stock for approximately $150.0 million in fiscal 2023 and 1.5 million shares of our common stock for approximately $50.0 million in fiscal 2022.

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

On September 14, 2023, our stockholders approved the Conagra Brands, Inc. 2023 Stock Plan (the “Plan”). The Plan authorizes the issuance of up to 17.4 million shares of Conagra Brands common stock. In addition to the shares under the 2023 Stock Plan, certain shares of Conagra Brands common stock subject to outstanding awards under predecessor stock plans that expire, lapse, are cancelled, terminated, forfeited, otherwise become unexercisable, or are settled for cash are available for issuance. At May 26, 2024, approximately 14.9 million shares were reserved for granting new share-based awards.

Share Unit Awards

In accordance with stockholder-approved equity incentive plans, we grant awards of restricted stock units (“share units”) to employees and directors. These awards generally have requisite service periods of three years. Under each such award, stock is issued without direct cost to the employee. We estimate the fair value of the share units based upon the market price of our stock at the date of grant. Certain share unit grants do not provide for the payment of dividend equivalents to the participant during the requisite service period (the “vesting period”). For those grants, the value of the grants is reduced by the net present value of the foregone dividend equivalent payments.

We recognize compensation expense for share unit awards on a straight-line basis over the requisite service period, accounting for forfeitures as they occur. The compensation expense for our stock-settled share unit awards totaled $38.5 million, $34.2 million, and $25.8 million for fiscal 2024, 2023, and 2022, respectively. The tax benefit related to the stock-settled share unit award compensation expense for fiscal 2024, 2023, and 2022 was $7.7 million, $6.2 million, and $5.3 million, respectively.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

(columnar dollars in millions except per share amounts)

The following table summarizes the nonvested share units as of May 26, 2024 and changes during the fiscal year then ended:

	Stock-Settled
		Weighted
		Average
	Share Units	Grant-Date
Share Units	(in Millions)	Fair Value
Nonvested share units at May 28, 2023	2.83	$34.23
Granted	1.96	$30.20
Vested/Issued	(0.89)	$35.75
Forfeited	(0.25)	$33.08
Nonvested share units at May 26, 2024	3.65	$33.01

During fiscal 2024, 2023, and 2022, we granted 2.0 million, 1.6 million, and 1.1 million stock-settled share units, respectively, with a weighted average grant date fair value of $30.20, $33.28, and $34.26 per share unit, respectively.

The total intrinsic value of stock-settled share units vested was $28.3 million, $34.7 million, and $26.9 million during fiscal 2024, 2023, and 2022, respectively.

At May 26, 2024, we had $44.8 million of total unrecognized compensation expense that will be recognized over a weighted average period of 1.8 years related to stock-settled share unit awards.

Performance Share Awards

Performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goal for the three-year performance period ending in fiscal 2024 (the “2024 performance period”) was based on our diluted earnings per share (“EPS”) compound annual growth rate, subject to certain adjustments, measured over the defined performance period. The performance goals for the three-year performance periods ending in fiscal 2025 (the “2025 performance period”) and fiscal 2026 (the “2026 performance period”) are based on our net sales and diluted EPS growth, subject to certain adjustments, measured over the defined performance period, with each year of the performance period weighted one-third. For each of the 2024 performance period, 2025 performance period, and 2026 performance period, the awards actually earned will range from zero to two hundred percent of the targeted number of performance shares for such performance period. Dividend equivalents are paid on the portion of performance shares actually earned at our regular dividend rate in additional shares of common stock.

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

A summary of the activity for performance share awards as of May 26, 2024 and changes during the fiscal year then ended is presented below:

		Weighted
		Average
	Share Units	Grant-Date
Performance Shares	(in Millions)	Fair Value
Nonvested performance shares at May 28, 2023	1.57	$34.39
Granted	0.89	$32.57
Adjustments for performance results attained and dividend equivalents	0.28	$36.81
Vested/Issued	(0.69)	$36.81
Forfeited	(0.07)	$32.93
Nonvested performance shares at May 26, 2024	1.98	$33.11

Notes to Consolidated Financial Statements

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

(columnar dollars in millions except per share amounts)

We recognized a benefit of $7.7 million, expense of $45.0 million, and a benefit of $1.4 million for our performance share awards in fiscal 2024, 2023, and 2022, respectively. The tax expense related to the compensation benefit for fiscal 2024 and 2022 was $0.4 million and $0.7 million, respectively. The tax benefit related to the compensation expense for fiscal 2023 was $1.7 million.

The total intrinsic value of performance shares vested (including shares paid in lieu of dividends) during fiscal 2024 and 2022 was $22.6 million and $27.0 million, respectively. Performance targets for the three-year performance period ending in fiscal 2022 were not met, resulting in no vesting during fiscal 2023.

Based on estimates at May 26, 2024, we had $12.7 million of total unrecognized compensation expense related to performance shares that will be recognized over a weighted average period of 1.8 years.

Stock Option Awards

In accordance with stockholder-approved equity incentive plans, we granted stock options to employees and directors for the purchase of common stock at prices equal to its fair value at the date of grant. Stock options become exercisable under various vesting schedules (typically three years) and generally expire seven to ten years after the date of grant. No stock options have been granted since fiscal 2017.

Cash received from stock option exercises for fiscal 2024, 2023, and 2022 was $3.2 million, $10.7 million, and $7.8 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.3 million, $0.7 million, and $0.5 million for fiscal 2024, 2023, and 2022, respectively.

14. PRE-TAX INCOME AND INCOME TAXES

Pre-tax income (including equity method investment earnings) consisted of the following:

	2024	2023	2022
United States	$538.4	$803.9	$1,106.0
Foreign	71.8	98.0	72.7
	$610.2	$901.9	$1,178.7

The provision for income taxes included the following:

	2024	2023	2022
Current
Federal	$281.2	$304.6	$186.6
State	46.1	42.5	48.2
Foreign	28.3	25.7	18.4
	355.6	372.8	253.2
Deferred
Federal	(66.7)	(135.8)	34.7
State	(17.6)	(14.4)	3.9
Foreign	(8.8)	(3.9)	(1.3)
	(93.1)	(154.1)	37.3
	$262.5	$218.7	$290.5

Notes to Consolidated Financial Statements

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

(columnar dollars in millions except per share amounts)

Income taxes computed by applying the U.S. Federal statutory rates to income before income taxes are reconciled to the provision for income taxes set forth in the Consolidated Statements of Earnings as follows:

	2024	2023	2022
Computed U.S. Federal income taxes	$128.1	$189.4	$247.5
State income taxes, net of U.S. Federal tax impact	25.8	28.9	37.2
Goodwill and intangible impairments	107.6	27.5	6.1
Tax elections under review by the IRS on capital loss utilization	—	—	25.0
Change of valuation allowance due to certain tax elections	—	(28.1)	—
Incentive compensation	1.8	11.1	2.4
Tax Credits	(9.8)	(7.5)	(7.7)
Tax on unremitted foreign earnings	10.6	4.7	1.7
Other	(1.6)	(7.3)	(21.7)
	$262.5	$218.7	$290.5

Income taxes paid, net of refunds, were $343.3 million, $407.1 million, and $299.1 million in fiscal 2024, 2023, and 2022, respectively.

The tax effect of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	May 26, 2024		May 28, 2023
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$305.5	$—	$306.2
Inventory	20.8	—	20.1	—
Goodwill, trademarks and other intangible assets	436.2	842.7	437.3	941.1
Right-of-use assets	—	42.0	—	47.0
Accrued expenses	17.7	—	16.5	—
Compensation related liabilities	31.3	—	31.9	—
Pension and other postretirement benefits	—	28.5	—	23.7
Investment in unconsolidated subsidiaries	—	21.3	—	19.1
Lease liabilities	50.7	—	54.6	—
Other liabilities that will give rise to future tax deductions	67.4	—	59.6	—
Net capital and operating loss carryforwards	36.0	—	34.7	—
Research Expenditures	34.5	—	20.6	—
Federal credits	9.4	—	10.7	—
Other	30.1	49.5	34.9	32.8
	734.1	1,289.5	720.9	1,369.9
Less: Valuation allowance	(457.2)	—	(457.6)	—
Net deferred taxes	$276.9	$1,289.5	$263.3	$1,369.9

The liability for gross unrecognized tax benefits at May 26, 2024 was $21.7 million, excluding a related liability of $4.1 million for gross interest and penalties. As of May 28, 2023, our gross liability for unrecognized tax benefits was $23.7 million, excluding a related liability of $5.6 million for gross interest and penalties. Interest and penalties recognized in the Consolidated Statements of Earnings was a benefit of $1.4 million, $1.2 million, and $2.1 million in fiscal 2024, 2023, and 2022, respectively.

The net amount of unrecognized tax benefits at May 26, 2024 and May 28, 2023 that, if recognized, would favorably impact our effective tax rate was $19.5 million and $21.3 million, respectively.

We accrue interest and penalties associated with uncertain tax positions as part of income tax expense.

We conduct business and file tax returns in numerous countries, states, and local jurisdictions. The U.S. Internal Revenue Service (“IRS”) has completed its audit of the Company for tax years through fiscal 2020. All resulting significant items for fiscal 2020

Notes to Consolidated Financial Statements

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

(columnar dollars in millions except per share amounts)

and prior years have been settled with the IRS. Tax elections made in conjunction with filing our fiscal 2021 federal tax return are still under review with the IRS. Statutes of limitation for pre-acquisition tax years of Pinnacle generally remain open for calendar year 2004 and subsequent years principally related to net operating losses. Other major jurisdictions where we conduct business generally have statutes of limitations ranging from three to five years.

We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $14.3 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.

The change in the unrecognized tax benefits for the fiscal years ended May 26, 2024 and May 28, 2023 was as follows:

	May 26, 2024	May 28, 2023
Beginning balance	$23.7	$62.9
Increases from positions established during prior periods	0.3	0.3
Decreases from positions established during prior periods	—	(32.3)
Increases from positions established during the current period	1.9	1.7
Reductions resulting from lapse of applicable statute of limitation	(4.3)	(8.9)
Decrease from audit settlements	—	(0.1)
Other adjustments to liability	0.1	0.1
Ending balance	$21.7	$23.7

We have approximately $22.8 million of foreign net operating loss carryforwards ($22.6 million will expire between fiscal 2029 and 2044 and $0.2 million have no expiration dates) and $51.3 million of federal net operating loss carryforwards which expire in fiscal 2027. Included in net deferred tax liabilities are $21.5 million of tax effected state net operating loss carryforwards which expire in various years ranging from fiscal 2025 to 2044 and $2.2 million of tax effected state capital loss balances that expire in fiscal year 2027 through 2037. Foreign tax credits of $7.8 million will expire between fiscal 2027 and 2034. State tax credits of approximately $3.4 million will expire in various years ranging from fiscal 2025 to 2031.

In fiscal 2022, we reflected additional tax expense of $25.0 million related to tax elections made in conjunction with filing our fiscal 2021 federal tax return. These elections are still under review with the IRS. These elections may result in increases to the tax basis in those assets and if successful would result in tax benefits being realized in future periods.

We have recognized a valuation allowance for the portion of the net operating loss carryforwards, capital loss carryforwards, tax credit carryforwards, and other deferred tax assets we believe are not more likely than not to be realized. The net change in the valuation allowance for fiscal 2024 was a decrease of $0.4 million, principally related to a decrease in valuation allowances related to state attributes. The net change in the valuation allowance for fiscal 2023 was an increase of $2.1 million.

We have previously made the assessment that the current earnings of certain foreign subsidiaries were not indefinitely reinvested or that we could not remit to the U.S. parent in a tax-neutral transaction. Accordingly, we have recorded a deferred tax liability of $16.8 million on approximately $335.8 million of earnings at May 26, 2024. The deferred tax liability relates to local withholding taxes that will be owed when this cash is distributed. The undistributed historic earnings in our foreign subsidiaries through May 30, 2021 are considered to be indefinitely reinvested or can be remitted in a tax-neutral transaction. Accordingly, we have not recorded a deferred tax liability related to these undistributed historic earnings.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law. We have determined that we are not subject to the corporate alternative minimum tax at this time.

15. LEASES

We have operating and finance leases of certain warehouses, plants, land, office space, production and distribution equipment, automobiles, and office equipment. We determine whether an agreement is or contains a lease at lease inception. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

(columnar dollars in millions except per share amounts)

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

During fiscal 2024, we took control of a third-party distribution facility that was assessed to be a finance lease. At lease commencement, the term of the lease was 20 years with a discount rate of 5.42%. As a result, we recorded a $165.3 million finance lease right-of-use asset reflected in property, plant and equipment along with a corresponding finance lease obligation reflected in long-term debt (including current installments) within our Consolidated Balance Sheets.

Leases reported in our Consolidated Balance Sheets were as follows, excluding balances related to assets and liabilities classified as held for sale:

	Operating Leases
	Balance Sheet Location	May 26, 2024	May 28, 2023
ROU assets, net	Other assets	$176.8	$197.5
Lease liabilities (current)	Other accrued liabilities	39.4	42.1
Lease liabilities (noncurrent)	Other noncurrent liabilities	172.2	185.6

	Finance Leases
	Balance Sheet Location	May 26, 2024	May 28, 2023
ROU assets, at cost	Property, plant and equipment	$377.0	$203.5
Less accumulated depreciation	Less accumulated depreciation	(97.5)	(77.2)
ROU assets, net	Property, plant and equipment, net	279.5	126.3
Lease liabilities (current)	Current installments of long-term debt	20.2	17.4
Lease liabilities (noncurrent)	Senior long-term debt, excluding current installments	253.5	95.2

The components of total lease cost were as follows:

	2024	2023	2022
Operating lease cost	$53.1	$55.3	$52.9
Finance lease cost
Depreciation of leased assets	23.2	16.8	16.4
Interest on lease liabilities	12.0	5.3	6.5
Short-term lease cost	11.2	11.0	7.3
Total lease cost	$99.5	$88.4	$83.1

Notes to Consolidated Financial Statements

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

(columnar dollars in millions except per share amounts)

The weighted-average remaining lease terms and weighted-average discount rate for our leases as of May 26, 2024 and May 28, 2023 were as follows:

	Operating Leases		Finance Leases
	2024	2023	2024	2023
Weighted-average remaining lease term (in years)	6.5	6.7	14.8	6.9
Weighted-average discount rate	3.87%	3.55%	5.25%	4.24%

Cash flows arising from lease transactions were as follows:

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$52.1	$57.7	$55.7
Operating cash outflows from finance leases	5.8	5.3	6.5
Financing cash outflows from finance leases	22.7	25.0	31.2
ROU assets obtained in exchange for new lease liabilities:
Operating leases	27.5	34.2	68.5
Finance leases	177.3	7.8	23.6

Maturities of lease liabilities by fiscal year as of May 26, 2024 were as follows (inclusive of amounts classified as held for sale):

	Operating Leases	Finance Leases	Total
2025	$47.1	$40.6	$87.7
2026	42.4	35.5	77.9
2027	35.0	42.3	77.3
2028	32.2	24.7	56.9
2029	23.2	25.9	49.1
Later years	63.6	257.8	321.4
Total lease payments	243.5	426.8	670.3
Less: Imputed interest	(31.9)	(153.1)	(185.0)
Total lease liabilities	$211.6	$273.7	$485.3

We have entered into contracts that are or contain a lease that have not yet commenced with aggregate payments totaling $87.1 million as of May 26, 2024. This amount primarily relates to a warehouse facility with a future minimum lease commitment of $81.8 million over a term of 10 years. We expect to take control of this leased asset in fiscal 2025.

16. CONTINGENCIES

Litigation Matters

We are a party to certain litigation matters relating to our acquisition of Beatrice Company (“Beatrice”) in fiscal 1991, including litigation proceedings related to businesses divested by Beatrice prior to our acquisition. These proceedings have included suits against a number of lead-based paint and pigment manufacturers, including ConAgra Grocery Products Company, LLC, a wholly owned subsidiary of the Company (“ConAgra Grocery Products”), as alleged successor to W. P. Fuller & Co., a lead-based paint and pigment manufacturer owned and operated by a predecessor to Beatrice from 1962 until 1967. These lawsuits have generally sought damages for personal injury, property damage, economic loss, and governmental expenditures allegedly caused by the use of lead-based paint, and/or injunctive relief for inspection and abatement. ConAgra Grocery Products has denied liability, both on the merits of the claims and on the basis that we do not believe it to be the successor to any liability attributable to W. P. Fuller & Co. Pursuant to the settlement of a consolidated lead-based paint and pigment related action in California in 2019, ConAgra Grocery Products is responsible for payments totaling $101.7 million, payable in seven annual installments from fiscal 2020 through fiscal 2026, of which $73.0 million had been paid as of May 26, 2024. As part of the settlement, ConAgra Grocery Products has also provided a guarantee of up to $15.0 million in the event co-defendant, NL Industries, Inc., defaults on its payment obligations. We had accrued $28.9 million ($11.8 million

Notes to Consolidated Financial Statements

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

(columnar dollars in millions except per share amounts)

within other accrued liabilities and $17.1 million within other noncurrent liabilities) as of May 26, 2024 and $40.7 million ($11.8 million within other accrued liabilities and $28.9 million within other noncurrent liabilities) as of May 28, 2023.

We are party to a number of matters related to certain Pam® and other cooking spray products. These lawsuits generally seek damages for personal injuries allegedly caused by defects in the design, manufacture, or safety warnings of our cooking spray products. In these lawsuits, we have denied liability, however, we cannot predict with certainty the results of these proceedings. The Company believes adequate provision has been made in its Consolidated Financial Statements for all probable and reasonably estimable losses for the litigation related to the cooking spray products based on information available to us at the time of our evaluation.  Additionally, we have put the applicable insurance carriers on notice of these cooking spray matters and have recognized a related insurance receivable of $14.7 million ($7.1 million within receivables and $7.6 million within other assets) as of May 26, 2024 in connection with a settlement agreement with one of these insurance carriers.  During fiscal 2024, a jury entered a verdict against the Company for $3.1 million in compensatory damages and $4.0 million in punitive damages in one of these cooking spray related lawsuits captioned Reese v. Conagra Brands, Inc., et al. (“Reese”). We have appealed the judgment in the Reese lawsuit.

We are party to a number of putative class action lawsuits challenging various product claims made in the Company’s product labeling, and matter challenging the Company’s wage and hour practices. While we cannot predict with certainty the results of the remaining claims or any other legal proceedings, we do not expect these matters to have a material adverse effect on our financial condition, results of operations, or business.

Our accrual for all litigation matters, including those matters described above that are probable and estimable, was $76.3 million ($30.4 million within other accrued liabilities and $45.9 million within other noncurrent liabilities) as of May 26, 2024 and $51.3 million ($22.4 million within other accrued liabilities and $28.9 million within other noncurrent liabilities) as of May 28, 2023.

Environmental Matters

Securities and Exchange Commission (the “SEC”) regulations require us to disclose certain information about environmental proceedings if a governmental authority is a party to such proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will exceed a stated threshold. Pursuant to the SEC regulations, the Company uses a threshold of $1.0 million for purposes of determining whether disclosure of any such proceedings is required.

In October 2019, the Minnesota Pollution Control Agency (“MPCA”) initiated an odor complaint investigation at our Waseca, Minnesota vegetable processing facility. As a result of the investigation, the MPCA required implementation of a continuous monitoring system running from May 1 to October 31 in 2020 and 2021 and from April 1 to October 31 in 2022 to monitor hydrogen sulfide emissions at the wastewater treatment facility. As a result of the monitoring data findings, the MPCA has alleged violations of Minnesota Ambient Air Quality Standards based on our hydrogen sulfide emissions during calendar years 2020, 2021, and 2022. In August 2023, the parties entered into a settlement agreement with a penalty amount of $1.25 million for all of the alleged violations.

We are a party to certain environmental proceedings relating to businesses divested by Beatrice prior to our acquisition in fiscal 1991, including litigation and administrative proceedings involving Beatrice’s possible status as a potentially responsible party at approximately 35 Superfund, proposed Superfund, or state-equivalent sites (the “Beatrice sites”). The Beatrice sites consist of locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, polychlorinated biphenyls, acids, lead, sulfur, tannery wastes, and/or other contaminants. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $39.3  million ($3.3 million within other accrued liabilities and $36.0 million within other noncurrent liabilities) as of May 26, 2024 and $40.1 million ($1.5 million within other accrued liabilities and $38.6 million within other noncurrent liabilities) as of May 28, 2023, a majority of which relates to the Superfund and state-equivalent sites referenced above.

General

After taking into account liabilities recognized for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations, or liquidity; however, it is

Notes to Consolidated Financial Statements

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

(columnar dollars in millions except per share amounts)

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

Commodity futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, diesel fuel and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of May 26, 2024, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through December 2024.

In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of May 26, 2024, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through February 2025.

From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.

Derivatives Designated as Cash Flow Hedges

During the first quarter of fiscal 2019, we entered into deal-contingent forward starting interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to help finance the acquisition of Pinnacle. We settled these contracts during the second quarter of fiscal 2019 and deferred a $47.5 million gain in accumulated other comprehensive income that is being amortized as a reduction of interest expense over the lives of the related debt instruments. The unamortized amount at May 26, 2024 was $28.0 million.

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

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

(columnar dollars in millions except per share amounts)

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	2024	2023	2022
Net derivative gains (losses) incurred	$2.9	$(17.6)	$37.1
Less: Net derivative gains (losses) allocated to reporting segments	(13.2)	19.5	32.7
Net derivative gains (losses) recognized in general corporate expenses	$16.1	$(37.1)	$4.4
Net derivative gains (losses) allocated to Grocery & Snacks	$(6.1)	$6.0	$17.3
Net derivative gains (losses) allocated to Refrigerated & Frozen	(1.2)	9.6	17.4
Net derivative gains (losses) allocated to International	(5.6)	2.5	(3.6)
Net derivative gains (losses) allocated to Foodservice	(0.3)	1.4	1.6
Net derivative gains (losses) included in segment operating profit	$(13.2)	$19.5	$32.7

As of May 26, 2024, the cumulative amount of net derivative losses from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $5.1 million. This amount reflected net losses of $4.0 million incurred during the fiscal year ended May 26, 2024, as well as net losses of $1.1 million incurred prior to fiscal 2024. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results net losses of $5.3 million in fiscal 2025 and net gains of $0.2 million in fiscal 2026 and thereafter.

Economic Hedges of Fair Values — Foreign Currency Exchange Rate Risk

We may use options and cross currency swaps to economically hedge the fair value of certain monetary assets and liabilities (including intercompany balances) denominated in a currency other than the functional currency. These derivatives are marked-to-market with gains and losses immediately recognized in SG&A expenses. These substantially offset the foreign currency transaction gains or losses recognized as values of the monetary assets or liabilities being economically hedged change. As of May 26, 2024, and May 28, 2023, there were no derivative instruments used to economically hedge our monetary assets or liabilities.

All derivative instruments are recognized in our Consolidated Balance Sheets at fair value (refer to Note 19 for additional information related to fair value measurements). The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with U.S. GAAP, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At May 26, 2024 and May 28, 2023, amounts representing an obligation to return cash collateral and a right to reclaim cash collateral of $1.2 million and $21.3 million, respectively, were included in prepaid expenses and other current assets in our Consolidated Balance Sheets.

Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or obligation to return cash collateral were reflected in our Consolidated Balance Sheets as follows:

	May 26, 2024	May 28, 2023
Prepaid expenses and other current assets	$3.0	$10.0
Other accrued liabilities	3.6	3.6

Notes to Consolidated Financial Statements

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

(columnar dollars in millions except per share amounts)

The following table presents our derivative assets and liabilities at May 26, 2024, on a gross basis, prior to the setoff of $1.5 million to total derivative assets and $0.3 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$3.8	Other accrued liabilities	$2.6
Foreign exchange contracts	Prepaid expenses and other current assets	0.7	Other accrued liabilities	1.3
Total derivatives not designated as hedging instruments		$4.5		$3.9

The following table presents our derivative assets and liabilities, at May 28, 2023, on a gross basis, prior to the setoff of $8.3 million to total derivative assets and $13.0 million to total derivative liabilities where legal right of setoff existed:

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

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Consolidated Statements of Earnings were as follows:

	For the Fiscal Year Ended May 26, 2024
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Earnings of Gains (Losses) Recognized on Derivatives	Amount of Gains (Losses) Recognized on Derivatives in Consolidated Statement of Earnings
Commodity contracts	Cost of goods sold	$6.9
Foreign exchange contracts	Cost of goods sold	(4.0)
Total gains from derivative instruments not designated as hedging instruments		$2.9

	For the Fiscal Year Ended May 28, 2023
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Earnings of Gains (Losses) Recognized on Derivatives	Amount of Gains (Losses) Recognized on Derivatives in Consolidated Statement of Earnings
Commodity contracts	Cost of goods sold	$(19.7)
Foreign exchange contracts	Cost of goods sold	2.1
Total losses from derivative instruments not designated as hedging instruments		$(17.6)

Notes to Consolidated Financial Statements

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

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

As of May 26, 2024, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $88.2 million and $11.0 million for purchase and sales contracts, respectively. As of May 28, 2023, our open commodity contracts had a notional value of $134.6 million for purchase contracts. The notional amount of our foreign currency forward and cross currency swap contracts as of May 26, 2024 and May 28, 2023 was $101.5 million and $87.3 million, respectively.

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

At May 26, 2024, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $0.7 million.

18. PENSION AND POSTRETIREMENT BENEFITS

We have defined benefit retirement plans (“pension plans”) for eligible salaried and hourly employees. Benefits are based on years of credited service and average compensation or stated amounts for each year of service. We also sponsor postretirement plans which provide certain medical and dental benefits to qualifying U.S. employees. Effective August 1, 2013, our defined benefit pension plan for eligible salaried employees was closed to new hire salaried employees. New hire salaried employees will generally be eligible to participate in our defined contribution plan.

During the second quarter of fiscal 2024, the Company provided a voluntary lump-sum settlement offer to certain vested participants in the salaried and hourly pension plans in order to reduce a portion of the pension obligation. During the third quarter of fiscal 2024, approximately $135 million was distributed from the pension plan assets in connection with this offer. The lump-sum settlement exceeded our service and interest cost for our hourly pension plans, requiring a remeasurement in the third quarter of fiscal 2024. In connection with the remeasurement, we updated the effective discount rate assumption for the impacted pension plan obligations from 5.52% to 5.20%, as of December 31, 2023. The settlement and related remeasurement resulted in the recognition of an immaterial settlement loss, reflected in pension and postretirement non-service expense (income), as well as a loss in other comprehensive income (loss) totaling $6.8 million in the third quarter of fiscal 2024.

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

Notes to Consolidated Financial Statements

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

(columnar dollars in millions except per share amounts)

The changes in benefit obligations and plan assets at May 26, 2024 and May 28, 2023 are presented in the following table.

	Pension Plans		Postretirement Plans
	2024	2023	2024	2023
Change in Benefit Obligation
Benefit obligation at beginning of year	$2,800.2	$3,132.6	$53.2	$64.8
Service cost	5.8	6.5	0.1	0.1
Interest cost	144.7	124.0	2.5	2.3
Amendments	0.3	3.0	—	—
Actuarial gain	(31.2)	(265.5)	(0.8)	(6.3)
Plan settlements	(70.8)	—	—	—
Benefits paid	(274.3)	(199.3)	(6.9)	(7.3)
Currency	—	(1.1)	—	(0.4)
Benefit obligation at end of year	$2,574.7	$2,800.2	$48.1	$53.2
Change in Plan Assets
Fair value of plan assets at beginning of year	$2,948.5	$3,294.7	$3.5	$3.4
Actual return on plan assets	118.4	(158.1)	0.2	0.1
Employer contributions	12.2	12.5	6.9	7.3
Plan settlements	(65.9)	—	—	—
Benefits paid	(274.3)	(199.3)	(6.9)	(7.3)
Currency	—	(1.3)	—	—
Fair value of plan assets at end of year	$2,738.9	$2,948.5	$3.7	$3.5

The $31.2 million actuarial gain reducing our projected benefit obligation at the end of fiscal 2024 is principally related to the increase in the discount rate from 5.50% to 5.58%.

The funded status and amounts recognized in our Consolidated Balance Sheets at May 26, 2024 and May 28, 2023 were as follows:

	Pension Plans		Postretirement Plans
	2024	2023	2024	2023
Funded Status	$164.2	$148.3	$(44.4)	$(49.7)
Amounts Recognized in Consolidated Balance Sheets
Other assets	$260.1	$249.9	$3.5	$3.3
Other accrued liabilities	(9.3)	(9.7)	(6.5)	(7.2)
Other noncurrent liabilities	(86.6)	(91.9)	(41.4)	(45.8)
Net Amount Recognized	$164.2	$148.3	$(44.4)	$(49.7)
Amounts Recognized in Accumulated Other Comprehensive (Income) Loss (Pre-tax)
Actuarial net loss (gain)	$8.3	$8.1	$(42.7)	$(46.5)
Net prior service cost (benefit)	6.2	9.6	(7.5)	(9.2)
Total	$14.5	$17.7	$(50.2)	$(55.7)
Weighted-Average Actuarial Assumptions Used to Determine Benefit Obligations at May 26, 2024 and May 28, 2023
Discount rate	5.58%	5.50%	5.41%	5.37%
Long-term rate of compensation increase	N/A	N/A	N/A	N/A

The accumulated benefit obligation for all defined benefit pension plans was $2.57 billion and $2.80 billion at May 26, 2024 and May 28, 2023, respectively.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

(columnar dollars in millions except per share amounts)

The projected benefit obligation and accumulated benefit obligation for pension plans with accumulated benefit obligations in excess of plan assets at May 26, 2024 and May 28, 2023 were as follows:

	2024	2023
Projected benefit obligation	$95.9	$101.6
Accumulated benefit obligation	95.9	101.6

Components of pension and postretirement plan costs included:

	Pension Plans			Postretirement Plans
	2024	2023	2022	2024	2023	2022
Service cost	$5.8	$6.5	$8.7	$0.1	$0.1	$0.2
Interest cost	144.7	124.0	83.3	2.5	2.3	1.3
Expected return on plan assets	(141.3)	(145.9)	(145.4)	—	—	—
Amortization of prior service cost (benefit)	1.6	1.4	1.9	(1.7)	(1.7)	(2.0)
Recognized net actuarial loss (gain)	(12.5)	0.1	(2.9)	(4.7)	(4.4)	(3.5)
Settlement loss	1.1	—	—	—	—	—
Pension and postretirement cost (benefit) — Company plans	(0.6)	(13.9)	(54.4)	(3.8)	(3.7)	(4.0)
Pension cost (benefit) — multi-employer plans	9.0	9.2	8.1	—	—	—
Total pension and postretirement cost (benefit)	$8.4	$(4.7)	$(46.3)	$(3.8)	$(3.7)	$(4.0)

In fiscal 2024, 2023, and 2022, the Company recorded a gain of $12.5 million, charges of $0.1 million, and a gain of $2.9 million, respectively, reflecting the year-end write-off of actuarial gains and losses in excess of 10% of our pension liability.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	Pension Plans		Postretirement Plans
	2024	2023	2024	2023
Net actuarial gain (loss)	$13.3	$(38.4)	$0.9	$6.3
Amendments	(0.3)	(3.0)	—	—
Amortization of prior service cost (benefit)	1.6	1.4	(1.7)	(1.7)
Settlement loss	1.1	—	—	—
Recognized net actuarial gain	(12.5)	—	(4.7)	(4.4)
Currency	—	0.1	—	—
Net amount recognized	$3.2	$(39.9)	$(5.5)	$0.2

Weighted-Average Actuarial Assumptions Used to Determine Net Expense

	Pension Plans			Postretirement Plans
	2024	2023	2022	2024	2023	2022
Discount rate - interest cost	5.41%	4.09%	2.29%	5.36%	3.83%	1.69%
Discount rate - service cost	5.60%	4.74%	3.50%	5.31%	4.60%	3.55%
Long-term rate of return on plan assets	5.00%	4.56%	3.87%	N/A	N/A	N/A
Long-term rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

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

Notes to Consolidated Financial Statements

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

(columnar dollars in millions except per share amounts)

Plan Assets

The fair value of plan assets, summarized by level within the fair value hierarchy described in Note 19, as of May 26, 2024, was as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2.2	$75.3	$—	$77.5
Equity securities:
U.S. equity securities	71.0	24.0	—	95.0
International equity securities	34.8	—	—	34.8
Fixed income securities:
Government bonds	—	508.1	—	508.1
Corporate bonds	—	1,797.6	—	1,797.6
Mortgage-backed bonds	—	53.3	—	53.3
Net receivables for unsettled transactions	(20.6)	—	—	(20.6)
Fair value measurement of pension plan assets in the fair value hierarchy	$87.4	$2,458.3	$—	$2,545.7
Investments measured at net asset value				193.2
Total pension plan assets				$2,738.9

The fair value of plan assets, summarized by level within the fair value hierarchy described in Note 19, as of May 28, 2023, was as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$5.7	$152.6	$—	$158.3
Equity securities:
U.S. equity securities	59.0	19.5	—	78.5
International equity securities	34.4	—	—	34.4
Fixed income securities:
Government bonds	—	562.2	—	562.2
Corporate bonds	—	1,878.1	—	1,878.1
Mortgage-backed bonds	—	22.0	—	22.0
Net payables for unsettled transactions	2.6	—	—	2.6
Fair value measurement of pension plan assets in the fair value hierarchy	$101.7	$2,634.4	$—	$2,736.1
Investments measured at net asset value				212.4
Total pension plan assets				$2,948.5

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

Certain assets that are measured at fair value using the NAV (net asset value) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. Such investments are generally considered long-term in nature with varying redemption availability. For certain of these investments, with a fair value of approximately $22.1 million as of May 26, 2024, the asset

Notes to Consolidated Financial Statements

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

(columnar dollars in millions except per share amounts)

managers have the ability to impose customary redemption gates which may further restrict or limit the redemption of invested funds therein. As of May 26, 2024, no such gates were imposed.

As of May 26, 2024, we have unfunded commitments for additional investments of $33.1 million in private equity funds and $10.1 million in natural resources funds. We expect unfunded commitments to be funded from plan assets rather than the general assets of the Company.

To develop the expected long-term rate of return on plan assets assumption for the pension plans, we consider the current asset allocation strategy, the historical investment performance, and the expectations for future returns of each asset class.

Our pension plan weighted-average asset allocations by asset category were as follows:

	May 26, 2024	May 28, 2023
Equity securities	5%	4%
Debt securities	86%	84%
Real estate funds	1%	1%
Private equity	4%	4%
Other	4%	7%
Total	100%	100%

The Company’s pension asset strategy is designed to align our pension plan assets with our projected benefit obligation to reduce volatility by targeting an investment strategy of approximately 90% in fixed-income securities and approximately 10% in return seeking assets, primarily equity securities, real estate, and private assets.

Assumed health care cost trend rates have a significant effect on the benefit obligation of the postretirement plans.

Assumed Health Care Cost Trend Rates at:	May 26, 2024	May 28, 2023
Initial health care cost trend rate	6.67%	6.92%
Ultimate health care cost trend rate	4.42%	4.43%
Year that the rate reaches the ultimate trend rate	2033	2034

We currently anticipate making contributions of approximately $11.7 million to our pension plans in fiscal 2025. We anticipate making contributions of $6.6 million to our other postretirement plans in fiscal 2025. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.

The following table presents estimated future gross benefit payments for our plans:

	Pension	Postretirement
	Plans	Plans
2025	$199.2	$6.6
2026	198.9	6.1
2027	199.4	5.6
2028	199.2	5.1
2029	198.6	4.7
Succeeding 5 years	965.6	18.1

Notes to Consolidated Financial Statements

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

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

The Company’s participation in multiemployer plans for the fiscal year ended May 26, 2024 is outlined in the table below. For each plan that is individually significant to the Company the following information is provided:

●	The “EIN / PN” column provides the Employer Identification Number and the three-digit plan number assigned to a plan by the IRS.
●	The most recent Pension Protection Act Zone Status available for 2023 and 2022 is for plan years that ended in calendar years 2023 and 2022, respectively. The zone status is based on information provided to the Company by each plan. A plan in the “red” zone has been determined to be in “critical status”, based on criteria established under the Internal Revenue Code (“Code”), and is generally less than 65% funded. A plan in the “yellow” zone has been determined to be in “endangered status”, based on criteria established under the Code, and is generally less than 80% funded. A plan in the “green” zone has been determined to be neither in “critical status” nor in “endangered status”, and is generally at least 80% funded.
●	The “FIP/RP Status Pending/Implemented” column indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented by the plan as of the end of the plan year that ended in calendar year 2023.
●	Contributions by the Company are the amounts contributed in the Company’s fiscal periods ending in the specified year.
●	The “Surcharge Imposed” column indicates whether the Company contribution rate for its fiscal year that ended on May 26, 2024 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status”, in accordance with the requirements of the Code.
●	The last column lists the expiration dates of the collective bargaining agreements pursuant to which the Company contributes to the plans.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

(columnar dollars in millions except per share amounts)

For plans that are not individually significant to Conagra Brands the total amount of contributions is presented in the aggregate.

									Expiration
		Pension Protection		FIP /	Contributions by the				Dates of
		Act Zone Status		RP Status	Company (millions)				Collective
				Pending /				Surcharge	Bargaining
Pension Fund	EIN / PN	2023	2022	Implemented	FY24	FY23	FY22	Imposed	Agreements
Central States, Southeast and Southwest Areas Pension Fund	36-6044243/ 001	Red, Critical and Declining	Red, Critical and Declining	RP Implemented	2.4	2.6	2.5	No	5/31/2025
Western Conference of Teamsters Pension Plan	91-6145047/ 001	Green	Green	N/A	4.3	4.4	3.8	No	4/30/2025
Other Plans					2.3	2.2	1.8
Total Contributions					$9.0	$9.2	$8.1

The Company was not listed in the Forms 5500 filed by any of the other plans or for any of the other years as providing more than 5% of the plan’s total contributions. At the date our financial statements were issued, Forms 5500 were not available for plan years ending in calendar year 2023.

Certain employees are covered under defined contribution plans. The expense related to these plans was $62.3 million, $59.4 million, and $57.9 million in fiscal 2024, 2023, and 2022, respectively.

19. FAIR VALUE MEASUREMENTS

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

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

(columnar dollars in millions except per share amounts)

The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 26, 2024:

	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$2.3	$0.7	$—	$3.0
Deferred compensation assets	6.3	—	—	6.3
Available-for-sale debt securities	—	—	2.9	2.9
Total assets	$8.6	$0.7	$2.9	$12.2
Liabilities:
Derivative liabilities	$—	$3.6	$—	$3.6
Deferred compensation liabilities	70.4	—	—	70.4
Total liabilities	$70.4	$3.6	$—	$74.0

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

Nonrecurring Fair Value Measurements

Certain assets and liabilities, including long-lived assets, goodwill, asset retirement obligations, and equity investments are measured at fair value on a nonrecurring basis using Level 3 inputs.

Impairment of Assets Held for Sale

In fiscal 2024, we recognized impairment charges totaling $36.4 million in our International segment. The impairment was measured based upon the estimated sales price of the disposal group (see Note 6).

During fiscal 2023, we recognized impairment charges totaling $0.5 million in our Grocery & Snacks segment, $5.7 million in our Refrigerated & Frozen segment, and $20.5 million in our Foodservice segment. During fiscal 2022, we recognized impairment charges totaling $26.3 million in our Grocery & Snacks segment, $28.9 million in our Refrigerated & Frozen segment, and $14.9 million in our Foodservice segment. The impairments were measured based upon the estimated sales price of a disposal group that no longer met the held for sale criteria as of fiscal 2023.

Impairment of Goodwill and Intangible Assets

We recognized charges for the impairment of certain indefinite-lived brands in fiscal 2024, 2023, and 2022. The fair values of these brands were estimated using the “relief from royalty” method (see Note 8). Impairments in our Grocery & Snacks segment totaled $77.6 million, $78.9 million, and $90.7 million for fiscal 2024, 2023, and 2022, respectively. Impairments in our Refrigerated & Frozen segment totaled $352.6 million, $496.6 million, and $103.9 million for fiscal 2024, 2023, and 2022, respectively. Impairments in our International segment totaled $13.7 million and $14.4 million for fiscal 2023 and 2022, respectively.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

(columnar dollars in millions except per share amounts)

During fiscal 2024 and 2023, goodwill impairment charges totaling $526.5 million and $141.7 million, respectively, were recognized within our Refrigerated & Frozen segment. The fair value of the goodwill was measured using a guideline public company method and discounted cash flow valuation method specific to the Sides, Components, Enhancers reporting unit (see Note 8).

Other Asset Impairments

In fiscal 2024, we recognized charges for the impairment of certain long-lived assets based upon a discounted cash flow valuation model and included in restructuring activities (see Note 2). Impairments totaled $0.6 million in our Grocery & Snacks segment, $17.7 million in our Refrigerated & Frozen segment, and $14.1 million in our International segment. The majority of these impairment charges were based upon management’s decision to exit certain manufacturing facilities in fiscal 2024, which reduced the future expected cash flows to be generated at these facilities.

Long-Term Debt Fair Value

The carrying amount of long-term debt (including current installments) was $7.51 billion as of May 26, 2024 and $8.60 billion as of May 28, 2023. Based on current market rates, the fair value of this debt (Level 2 liabilities) at May 26, 2024 and May 28, 2023 was estimated at $7.26 billion and $8.31 billion, respectively.

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

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

(columnar dollars in millions except per share amounts)

Operating profit for each of the segments is based on net sales less all identifiable operating expenses. General corporate expense, pension and postretirement non-service income, interest expense, net, income taxes, and equity method investment earnings have been excluded from segment operations.

	2024	2023	2022
Net sales
Grocery & Snacks	$4,958.7	$4,981.9	$4,697.4
Refrigerated & Frozen	4,865.5	5,156.2	4,859.3
International	1,078.3	1,002.5	970.8
Foodservice	1,148.4	1,136.4	1,008.4
Total net sales	$12,050.9	$12,277.0	$11,535.9
Operating profit (loss)
Grocery & Snacks	$1,012.4	$1,002.8	$859.5
Refrigerated & Frozen	(92.5)	255.0	561.1
International	97.9	121.4	106.7
Foodservice	157.2	85.0	60.3
Total operating profit	$1,175.0	$1,464.2	$1,587.6
Equity method investment earnings	177.6	212.0	145.3
General corporate expenses	322.2	388.9	241.6
Pension and postretirement non-service income	10.3	24.2	67.3
Interest expense, net	430.5	409.6	379.9
Income tax expense	262.5	218.7	290.5
Net income	$347.7	$683.2	$888.2
Less: Net income attributable to noncontrolling interests	0.5	(0.4)	—
Net income attributable to Conagra Brands, Inc.	$347.2	$683.6	$888.2

The following table presents further disaggregation of our net sales:

	2024	2023	2022
Frozen	$4,061.2	$4,288.1	$4,091.1
Staples
Other shelf-stable	2,834.1	2,851.9	2,729.5
Refrigerated	804.3	868.1	768.2
Snacks	2,124.6	2,130.0	1,967.9
International	1,078.3	1,002.5	970.8
Foodservice	1,148.4	1,136.4	1,008.4
Total net sales	$12,050.9	$12,277.0	$11,535.9

To be consistent with how we present certain disaggregated net sales information to investors, we have categorized certain net sales of our segments as “Staples”, which includes all of our U.S. domestic retail refrigerated products and other shelf-stable grocery products. Management continues to regularly review financial results and make decisions about allocating resources based upon the four reporting segments outlined above.

Assets by Segment

The majority of our manufacturing assets are shared across multiple reporting segments. Output from these facilities used by each reporting segment can change over time. Also, working capital balances are not tracked by reporting segment. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment. Total depreciation expense for fiscal 2024, 2023, and 2022 was $347.3 million, $313.1 million, and $316.1 million, respectively.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

(columnar dollars in millions except per share amounts)

Other Information

Our operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant with respect to consolidated operations for fiscal 2024, 2023, and 2022. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were approximately $1.11 billion, $1.04 billion, and $1.00 billion in fiscal 2024, 2023, and 2022, respectively. Our long-lived assets located outside of the United States are not significant.

Our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 28% of consolidated net sales for fiscal 2024 and 2023, and 27% for fiscal 2022, significantly impacting the Grocery & Snacks and Refrigerated & Frozen segments.

Walmart, Inc. and its affiliates accounted for approximately 32% and 29% of consolidated net receivables as of May 26, 2024 and May 28, 2023, respectively.

21. SUBSEQUENT EVENTS

Subsequent to the end of fiscal 2024, we entered into a definitive agreement to acquire the manufacturing operations of an existing co-manufacturer of our cooking spray products. The initial cash consideration transferred was $46 million, which is subject to certain working capital adjustments. We also paid an additional $14 million to satisfy pre-existing liabilities mostly related to certain equipment finance leases. The business will be primarily included in the Grocery & Snacks segment. The transaction closed on July 1, 2024.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

(columnar dollars in millions except per share amounts)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Conagra Brands, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Conagra Brands, Inc. and subsidiaries (the Company) as of May 26, 2024 and May 28 ,2023, the related consolidated statements of earnings, comprehensive income, common stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended May 26, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of May 26, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 26, 2024 and May 28, 2023, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended May 26, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 26, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Notes to Consolidated Financial Statements

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

(columnar dollars in millions except per share amounts)

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

Evaluation of the recoverability of the carrying value of the Birds Eye indefinite-lived intangible asset and goodwill assigned to the Sides, Components, Enhancers reporting unit

As discussed in Notes 1 and 8 to the consolidated financial statements, indefinite-lived intangible assets (consisting primarily of brand names and trademarks) and goodwill as of May 26, 2024, excluding amounts classified as held for sale (see Note 6), were $2.03 billion and $10.58 billion, respectively. For the fiscal year ended May 26, 2024, the Company recorded impairment charges totaling $430.2 million and $526.5 million on indefinite-lived intangible assets and goodwill, respectively. In assessing indefinite-lived intangible assets and goodwill for impairment, the Company performs either a qualitative or quantitative assessment at least annually or whenever circumstances indicate a potential impairment exists. On the annual impairment assessment date, the Company estimated the fair value of its Birds Eye indefinite-lived intangible asset by using a discounted cash flow method that incorporates an estimated royalty rate that would be charged to a third party for the use of the brand. The Company estimated the fair value of its Sides, Components, Enhancers reporting unit by using a combination of a discounted cash flow method and guideline public company method. Impairment charges are recorded for any intangible assets or goodwill with carrying values in excess of their respective estimated fair values.

We identified the evaluation of the recoverability of the carrying value of the Birds Eye indefinite-lived intangible asset and the goodwill assigned to the Sides, Components, Enhancers reporting unit as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate certain assumptions used in determining the fair value of these assets. These assumptions included the forecasted revenue growth rates including the terminal growth rates and forecasted margins, royalty rate, discount rates, and the earnings before interest, taxes, depreciation, and amortization (EBITDA) market multiple. Changes to these assumptions could have had a significant effect on the Company’s assessment of the carrying value of the Birds Eye indefinite-lived intangible asset and the goodwill assigned to the Sides, Components, Enhancers reporting unit.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the quantitative impairment assessments, including controls over the development of the assumptions described above. To assess the Company’s ability to forecast, we compared historical forecasts to actual results. We evaluated the forecasted revenue growth rates including the terminal growth rates and forecasted margins, which were also used to support the royalty rate used in the indefinite-lived asset impairment testing, by considering current and past performance, as well as external market and industry outlook data. We also involved valuation professionals with specialized skills and knowledge, who assisted in:

●	evaluating the terminal growth rates by comparing them to publicly available market data;
●	evaluating the royalty rate by determining that the selected royalty rate is supported by the associated brand name’s margin;
●	assessing the discount rates by comparing the Company’s inputs to the discount rates to publicly available data for comparable entities;

Notes to Consolidated Financial Statements

Fiscal Years Ended May 26, 2024, May 28, 2023, and May 29, 2022

(columnar dollars in millions except per share amounts)

●	evaluating the EBITDA market multiple by comparing to an EBITDA market multiple range developed using publicly available market data for comparable entities; and
●	testing the estimated fair values of the Birds Eye indefinite-lived intangible asset and the Sides, Components, Enhancers reporting unit using the Company’s assumptions and comparing the results to the Company’s fair value estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2005.

Omaha, Nebraska
July 11, 2024

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of May 26, 2024. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated any change in the Company’s internal control over financial reporting that occurred during the quarter ended May 26, 2024 and determined that there was no change in our internal control over financial reporting for the quarter ended May 26, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Conagra Brands’ management is responsible for establishing and maintaining adequate internal control over financial reporting of Conagra Brands (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Conagra Brands’ internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Conagra Brands’ internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Conagra Brands; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of Conagra Brands are being made only in accordance with the authorization of management and directors of Conagra Brands; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Conagra Brands’ assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of Conagra Brands’ Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of Conagra Brands’ internal control over financial reporting as of May 26, 2024. In making this assessment, management used criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management concluded that, as of May 26, 2024, its internal control over financial reporting was effective.

The effectiveness of Conagra Brands’ internal control over financial reporting as of May 26, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this annual report on Form 10-K.

/s/ SEAN M. CONNOLLY	/s/ DAVID S. MARBERGER
Sean M. Connolly	David S. Marberger
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
July 11, 2024	July 11, 2024

ITEM 9B. OTHER INFORMATION

Trading Arrangements

None of the Company's directors or “officers” (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended May 26, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to our directors will be set forth in the 2024 Proxy Statement under the heading “Proposal 1: Election of Directors,” and the information is incorporated herein by reference. There were no material changes to the procedures by which security holders may recommend nominees to our Board during fiscal 2024.

Information regarding our executive officers is included in Part I of this Form 10-K under the heading “Information About Our Executive Officers,” as permitted by the Instruction to Item 401 of Regulation S-K.

If applicable, information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by our directors, executive officers, and holders of more than ten percent of our equity securities will be set forth in the 2024 Proxy Statement under the heading “Information on Stock Ownership—Delinquent Section 16(a) Reports,” and the information is incorporated herein by reference.

Information with respect to the Audit / Finance Committee and its financial experts will be set forth in the 2024 Proxy Statement under the heading “Corporate Governance—Board Committees—The Audit / Finance Committee,” and the information is incorporated herein by reference.

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, and Controller. This code of ethics is available on our website at www.conagrabrands.com through the “Investors—Corporate Governance” link. If we make any amendments to this code other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code of conduct to our Chief Executive Officer, Chief Financial Officer, or Controller, we will disclose the nature of the amendment or waiver, its effective date, and to whom it applies on our website at www.conagrabrands.com through the “Investors—Corporate Governance” link.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after May 26, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after May 26, 2024.

Equity Compensation Plan Information

The following table provides information about shares of our common stock that may be issued under existing equity compensation plans as of our most recent fiscal year-end, May 26, 2024.

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants, and Rights (1)	Warrants, and Rights (2)	Reflected in Column (1)) (3)
Equity compensation plans approved by security holders	7,846,847	$31.38	14,873,523
Equity compensation plans not approved by security holders	—	—	—
Total	7,846,847	$31.38	14,873,523

(1)	Represents shares underlying outstanding awards that have been granted under the terms of the Conagra Brands, Inc. 2023 Stock Plan (the “Plan”), the Conagra Brands, Inc. 2014 Stock Plan, and the Conagra Brands, Inc. 2009 Stock Plan. Table amounts are comprised of 1,826,050 shares that could be issued under outstanding performance shares (assuming target achievement); 3,650,606 shares issuable under outstanding restricted stock units; 227,522 shares issuable upon distribution of stock equivalents in our non-employee director deferred compensation plan; and 2,142,669 shares issuable pursuant to outstanding stock options.

The performance shares are earned and common stock issued if pre-set financial objectives are met. The number of shares issued may be equal to, less than, or greater than the number of outstanding performance shares included in column (1), depending on actual performance. The restricted stock units vest and are payable in common stock on a one-to-one basis after expiration of the time periods set forth in the related agreements. The stock equivalents in our non-employee director deferred compensation plan are issuable in common stock on a one-to-one basis upon distribution on the schedules selected by the participants.

(2)	Reflects the weighted-average exercise price of stock options, and does not take into account performance shares, restricted stock units, or stock equivalents, as such securities have no exercise price.
(3)	This number reflects securities available for future awards under the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after May 26, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, PCAOB ID: 185.

The information required by this item with respect to principal accountant fees and services is incorporated by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after May 26, 2024.

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

3.1	Restated Certificate of Incorporation of Conagra Brands, Inc., incorporated herein by reference to Exhibit 3.1 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on September 26, 2022

3.2	Amended and Restated Bylaws of Conagra Brands, Inc., incorporated by reference to Exhibit 3.1 of Conagra Brands' Current Report on Form 8-K filed with the SEC on May 21, 2024

4.1

Indenture, dated as of October 8, 1990, between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A. and The Chase Manhattan Bank (National Association)), as trustee, incorporated by reference to Exhibit 4.1 of Conagra Brands’ Registration Statement on Form S-3 (Registration No. 033-36967)

4.2

Indenture, dated as of October 12, 2017, between Conagra Brands, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated herein by reference to Exhibit 4.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on October 12, 2017

4.2.1

Second Supplemental Indenture, dated October 22, 2018, by and between Conagra Brands, Inc. and Wells Fargo Bank, National Association, as Trustee (including Forms of Notes), incorporated herein by reference to Exhibit 4.2 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on October 22, 2018

4.2.2

Third Supplemental Indenture, dated October 16, 2020, by and between Conagra Brands, Inc. and Wells Fargo Bank, National Association as Trustee (including Form of Note), incorporated herein by reference to Exhibit 4.2 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on October 16, 2020

4.3

Indenture, dated August 12, 2021, by and between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as Trustee, incorporated herein by reference to Exhibit 4.1 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on August 12, 2021

4.3.1

First Supplemental Indenture, dated August 12, 2021, by and between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as Trustee (including Form of Note), incorporated herein by reference to Exhibit 4.2 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on August 12, 2021

4.3.2

Second Supplemental Indenture, dated July 31, 2023, by and between the Company and U.S. Bank Trust Company, National Association, as successor Trustee (including Form of Note), incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2023

4.4	Description of Securities, incorporated by reference to Exhibit 4.4 to Conagra Brands' Annual Report on Form 10-K for the fiscal year ended May 28, 2023

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

**10.7.4	Form of CEO Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 10.5.11 to Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 26, 2019

**10.7.5

Form of Restricted Stock Unit Agreement for Employees under the Conagra Brands, Inc. 2014 Stock Plan, incorporated by reference to Exhibit 10.1 of Conagra Brands' Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2023

**10.7.6

Form of Performance Share Agreement for Employees under the Conagra Brands, Inc. 2014 Stock Plan, incorporated by reference to Exhibit 10.2 of Conagra Brands' Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2023

**10.7.7

Form of Retention Restricted Stock Unit Agreement for Employees under Conagra Brands, Inc. 2014 Stock Plan, incorporated by reference to Exhibit 10.3 of Conagra Brands' Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2023

**10.7.8

Form of Retention Performance Share Agreement for Employees under Conagra Brands, Inc. 2014 Stock Plan, incorporated by reference to Exhibit 10.4 of Conagra Brands' Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2023

**10.7.9

Form of Restricted Stock Unit Agreement for CEO under Conagra Brands, Inc. 2014 Stock Plan, incorporated by reference to Exhibit 10.5 of Conagra Brands' Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2023

**10.7.10

Form of Performance Share Agreement for CEO under Conagra Brands, Inc. 2014 Stock Plan, incorporated by reference to Exhibit 10.6 of Conagra Brands' Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2023

**10.7.11

Form of Retention Restricted Stock Unit Agreement for CEO under Conagra Brands, Inc. 2014 Stock Plan, incorporated by reference to Exhibit 10.7 of Conagra Brands' Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2023

**10.7.12

Form of Retention Performance Share Agreement for CEO under the Conagra Brands, Inc. 2014 Stock Plan, incorporated by reference to Exhibit 10.8 of Conagra Brands' Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2023

**10.8	Form of Director Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on May 19, 2020

**10.9	Form of Senior Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on July 28, 2020

**10.10

Form of Amended and Restated Change of Control Agreement between ConAgra Foods and its executives (pre September 2011), incorporated herein by reference to Exhibit 10.14 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended November 23, 2008

**10.11

Form of Change of Control Agreement between ConAgra Foods and its executives (post September 2011), as amended and restated on February 18, 2015, incorporated herein by reference to Exhibit 10.16.1 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 31, 2015

**10.12

Change of Control Agreement, dated as of February 12, 2015, between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and Sean Connolly, incorporated herein by reference to Exhibit 10.3 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on February 12, 2015

**10.13

Employment Agreement, dated as of February 12, 2015, between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and Sean Connolly, incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on February 12, 2015

**10.13.1

Amendment to Employment Agreement dated December 31, 2015, effective January 1, 2016, by and between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and Sean Connolly, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 28, 2016

**10.13.2

Letter of Agreement, dated as of August 2, 2018, between Conagra Brands, Inc. and Sean M. Connolly, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2018

**10.14

Form of Executive Time Sharing Agreement, as adopted on February 18, 2015, incorporated herein by reference to Exhibit 10.17 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 31, 2015

**10.15

Letter Agreement, by and between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and David Marberger, dated as of July 13, 2016, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the Quarter Ended August 28, 2016

10.16

Term Loan Agreement, dated August 26, 2022, by and among Conagra Brands, Inc., Farm Credit Services of America, PCA, as administrative agent and a lender, and the other lenders party thereto, incorporated herein by reference to Exhibit 10.1 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on August 29, 2022

10.17

Second Amended and Restated Revolving Credit Agreement, dated August 26, 2022, by and among Conagra Brands, Inc., Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto, incorporated herein by reference to Exhibit 10.2 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on August 29, 2022

10.18

Term Loan Agreement, dated April 29, 2024, by and among Conagra Brands, Inc., Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on April 30, 2024

19	Conagra Brands, Inc. Insider Trading Policies

21	Subsidiaries of Conagra Brands, Inc.

23	Consent of KPMG LLP

31.1	Section 302 Certificate

31.2	Section 302 Certificate

32	Section 906 Certificates

97	Conagra Brands, Inc. Mandatory Compensation Clawback Policy

101

The following materials from Conagra Brands’ Annual Report on Form 10-K for the year ended May 26, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Common Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Conagra Brands agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.

** Management contract or compensatory plan.

Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to Conagra Brands’ long-term debt are not filed with this Form 10-K. Conagra Brands will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Conagra Brands, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONAGRA BRANDS, INC.

By:	/s/ SEAN M. CONNOLLY
Sean M. Connolly
President and Chief Executive Officer
July 11, 2024

By:	/s/ DAVID S. MARBERGER
David S. Marberger
Executive Vice President and Chief Financial Officer
July 11, 2024

By:	/s/ WILLIAM E. JOHNSON
William E. Johnson
Senior Vice President and Corporate Controller
July 11, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of July, 2024.

/s/ Sean M. Connolly
Sean M. Connolly	Director

/s/ Anil Arora
Anil Arora	Director

/s/ Thomas K. Brown
Thomas K. Brown	Director

/s/ Emanuel Chirico
Emanuel Chirico	Director

/s/ George Dowdie
George Dowdie	Director

/s/ Francisco Fraga
Francisco Fraga	Director

/s/ Fran Horowitz
Fran Horowitz	Director

/s/ Richard H. Lenny
Richard H. Lenny	Director

/s/ Melissa Lora
Melissa Lora	Director

/s/ Ruth Ann Marshall
Ruth Ann Marshall	Director

/s/ Denise A. Paulonis
Denise A. Paulonis	Director