Form 10-Q
period 2024-08-25
CONAGRA BRANDS INC.
filed 2024-10-02
CIK 23217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 25, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares outstanding of issuer’s common stock as of August 25, 2024 was 477,273,006.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions except per share amounts)

(unaudited)

	Thirteen Weeks Ended
	August 25, 2024	August 27, 2023
Net sales	$2,794.9	$2,904.0
Costs and expenses:
Cost of goods sold	2,055.6	2,080.9
Selling, general and administrative expenses	337.7	334.1
Pension and postretirement non-service income (expense)	3.1	(0.3)
Interest expense, net	105.8	106.0
Equity method investment earnings	29.1	35.5
Income before income taxes	328.0	418.2
Income tax expense (benefit)	(138.9)	98.3
Net income	$466.9	$319.9
Less: Net income attributable to noncontrolling interests	0.1	0.2
Net income attributable to Conagra Brands, Inc.	$466.8	$319.7
Earnings per share — basic
Net income attributable to Conagra Brands, Inc. common stockholders	$0.97	$0.67
Earnings per share — diluted
Net income attributable to Conagra Brands, Inc. common stockholders	$0.97	$0.67

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Thirteen Weeks Ended
	August 25, 2024			August 27, 2023
		Tax			Tax
	Pre-Tax	(Expense)	After- Tax	Pre-Tax	(Expense)	After- Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$328.0	$138.9	$466.9	$418.2	$(98.3)	$319.9
Other comprehensive income:
Derivative adjustments:
Unrealized derivative adjustments	(2.5)	0.6	(1.9)	4.1	(1.0)	3.1
Reclassification for derivative adjustments included in net income	(1.9)	0.5	(1.4)	(2.0)	0.5	(1.5)
Currency translation adjustments:
Unrealized currency translation gains (losses)	(19.3)	—	(19.3)	10.6	—	10.6
Reclassification for currency translation losses in connection with the sale of Agro Tech Foods Limited (see Note 3)	79.8	—	79.8	—	—	—
Pension and postretirement benefit obligations:
Unrealized pension and postretirement benefit obligations	1.3	(0.2)	1.1	0.2	(0.1)	0.1
Reclassification for pension and postretirement benefit obligations included in net income	(1.1)	0.2	(0.9)	(1.2)	0.3	(0.9)
Comprehensive income	384.3	140.0	524.3	429.9	(98.6)	331.3
Comprehensive income attributable to noncontrolling interests (see Note 3)	38.1	—	38.1	0.1	—	0.1
Comprehensive income attributable to Conagra Brands, Inc.	$346.2	$140.0	$486.2	$429.8	$(98.6)	$331.2

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions except share data)

(unaudited)

	August 25, 2024	May 26, 2024
ASSETS
Current assets
Cash and cash equivalents	$128.7	$77.7
Receivables, less allowance for doubtful accounts of $2.2 and $3.0	933.4	871.8
Inventories	2,220.6	2,083.0
Prepaid expenses and other current assets	133.5	85.0
Current assets held for sale	—	32.0
Total current assets	3,416.2	3,149.5
Property, plant and equipment	6,568.9	6,527.5
Less accumulated depreciation	(3,691.9)	(3,652.0)
Property, plant and equipment, net	2,877.0	2,875.5
Goodwill	10,758.0	10,582.7
Brands, trademarks and other intangibles, net	2,756.4	2,708.4
Other assets	1,419.0	1,435.6
Noncurrent assets held for sale	21.2	110.6
	$21,247.8	$20,862.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$1,266.4	$928.4
Current installments of long-term debt	20.2	20.3
Accounts and other payables	1,537.7	1,493.7
Accrued payroll	108.2	193.3
Other accrued liabilities	714.3	591.3
Current liabilities held for sale	—	14.8
Total current liabilities	3,646.8	3,241.8
Senior long-term debt, excluding current installments	7,485.6	7,492.6
Other noncurrent liabilities	1,419.8	1,614.7
Noncurrent liabilities held for sale	—	1.9
Total liabilities	12,552.2	12,351.0
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 584,219,229	2,921.2	2,921.2
Additional paid-in capital	2,329.7	2,363.2
Retained earnings	6,574.8	6,276.3
Accumulated other comprehensive loss	(16.1)	(35.5)
Less treasury stock, at cost, 106,946,223 and 106,050,133 common shares	(3,114.0)	(3,084.8)
Total Conagra Brands, Inc. common stockholders' equity	8,695.6	8,440.4
Noncontrolling interests	—	70.9
Total stockholders' equity	8,695.6	8,511.3
	$21,247.8	$20,862.3

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Thirteen Weeks Ended
	August 25, 2024	August 27, 2023
Cash flows from operating activities:
Net income	$466.9	$319.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	99.1	96.6
Asset impairment charges	0.1	15.2
Equity method investment earnings in excess of distributions	(5.2)	(6.7)
Stock-settled share-based payments expense (benefit)	20.6	(2.7)
Contributions to pension plans	(2.9)	(3.1)
Pension expense (benefit)	(0.8)	2.8
Other items	11.6	10.5
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Receivables	(60.1)	(11.1)
Inventories	(112.5)	(161.8)
Deferred income taxes and income taxes payable, net	(165.9)	90.6
Prepaid expenses and other current assets	(43.0)	(35.6)
Accounts and other payables	67.7	81.4
Accrued payroll	(83.7)	(49.0)
Other accrued liabilities	84.4	95.4
Litigation accruals	(7.7)	1.1
Net cash flows from operating activities	268.6	443.5
Cash flows from investing activities:
Additions to property, plant and equipment	(133.0)	(143.6)
Sale of property, plant and equipment	0.3	0.2
Purchase of marketable securities	—	(0.7)
Sale of marketable securities	—	0.7
Purchase of business, net of cash acquired	(230.4)	—
Proceeds from divestitures, net of cash divested	76.8	—
Other items	—	5.0
Net cash flows from investing activities	(286.3)	(138.4)
Cash flows from financing activities:
Issuance of short-term borrowings, maturities greater than 90 days	35.1	43.5
Repayment of short-term borrowings, maturities greater than 90 days	(35.3)	(54.8)
Net issuance (repayment) of other short-term borrowings, maturities less than or equal to 90 days	336.4	(117.0)
Issuance of long-term debt	—	500.0
Repayment of long-term debt	(14.9)	(504.3)
Debt issuance costs	—	(2.8)
Repurchase of Conagra Brands, Inc. common shares	(64.0)	—
Cash dividends paid	(167.3)	(157.4)
Exercise of stock options and issuance of other stock awards, including tax withholdings	(19.8)	(13.7)
Other items	(0.1)	(0.6)
Net cash flows from financing activities	70.1	(307.1)
Effect of exchange rate changes on cash and cash equivalents	(2.7)	1.4
Net change in cash and cash equivalents, including cash balances classified as assets held for sale	49.7	(0.6)
Less: Net change in cash balances classified as assets held for sale	(1.3)	1.0
Net change in cash and cash equivalents	51.0	(1.6)
Cash and cash equivalents at beginning of period	77.7	93.3
Cash and cash equivalents at end of period	$128.7	$91.7

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(columnar dollars in millions except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements of Conagra Brands, Inc. (the “Company”, “Conagra Brands”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. During the first quarter of fiscal 2025, we determined that certain assets were held for sale. We have reclassified these assets within our Condensed Consolidated Balance Sheets for all periods presented (see Note 3). All other adjustments are of a normal recurring nature. The results of operations for any quarter or a partial fiscal year period are not necessarily indicative of the results to be expected for other periods or the full fiscal year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended May 26, 2024. There were no significant changes to our accounting policies from those disclosed in Note 1, “Summary of Significant Accounting Policies”, to the Consolidated Financial Statements in that Form 10-K.

Recently Issued Accounting Pronouncements and Disclosure Rules

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The disclosure requirements must be applied retrospectively to all prior periods presented in the financial statements. The effective date for the standard is for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are in the process of analyzing the impact of the ASU on our related disclosures. We will adopt this guidance in the fourth quarter of fiscal 2025, when it becomes effective.

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

In March 2024, the Securities and Exchange Commission (“SEC”) issued final climate-related disclosure rules that will require disclosure of material climate-related risks and material direct greenhouse gas emissions from operations owned or controlled (Scope 1) and/or material indirect greenhouse gas emissions from purchased energy consumed in owned or controlled operations (Scope 2). Additionally, the rules require disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to certain materiality thresholds. In April 2024, the SEC stayed its implementation of this rule pending the outcome of legal challenges. However, we continue to monitor developments and analyze the potential impact of the new rules on our related disclosures.

2. ACQUISITIONS

In July 2024, we acquired the manufacturing operations of an existing co-manufacturer of our cooking spray products, for a cash purchase price of $50.2 million, subject to certain working capital adjustments. Approximately $44.7 million of the purchase price has been classified as goodwill, which is deductible for income tax purposes. The settlement of certain pre-existing contractual agreements between Conagra and the co-manufacturer as part of the transaction resulted in a net gain of $2.9 million within selling, general and administrative (“SG&A”) expenses in the first quarter of fiscal 2025.

In August 2024, we acquired the outstanding equity of Sweetwood Smoke & Co., maker of FATTY® smoked meat sticks, for a cash purchase price of $180.2 million, net of cash acquired and subject to certain working capital adjustments. Approximately $129.9 million of the purchase price has been classified as goodwill, which is deductible for income tax purposes. Approximately $55.8 million and $5.5 million of the purchase price has been allocated to non-amortizing and amortizing intangible assets, respectively.

For each of these acquisitions, the amounts allocated to goodwill were primarily attributable to anticipated synergies, future growth opportunities, and other intangibles that do not qualify for separate recognition such as an assembled workforce. The results of each of these acquisitions, subsequent to the acquisitions closings, are primarily included in the Grocery & Snacks segment and through August 25, 2024, were not material to our Condensed Consolidated Statements of Earnings.

Under the acquisition method of accounting, the assets acquired and liabilities assumed in these acquisitions were recorded at their respective estimated fair values at the date of acquisition.

3. DIVESTITURES AND ASSETS HELD FOR SALE

Divestitures

During the first quarter of fiscal 2025, we completed the sale of our 51.8% ownership stake in Agro Tech Foods Limited (“ATFL”) for net proceeds of $76.8 million. Prior to the transaction, our majority ownership of ATFL was consolidated within our International segment. We recognized a loss of $2.3 million on the sale within SG&A expenses in the first quarter of fiscal 2025. In connection with this divestiture, we also released $41.8 million and $38.0 million of currency translation losses from accumulated other comprehensive loss and noncontrolling interests, respectively.

The assets and liabilities related to ATFL have been reclassified as assets and liabilities held for sale within our Condensed Consolidated Balance Sheet for the period presented prior to the divestiture. The assets and liabilities classified as held for sale reflected in our Condensed Consolidated Balance Sheet were as follows:

May 26, 2024
Current assets	$32.0
Noncurrent assets (including goodwill of $46.4 million)	89.2
Current liabilities	14.8
Noncurrent liabilities	1.9

Other Assets Held for Sale

As a result of management’s decision to exit a certain manufacturing facility and related warehouse in our Refrigerated & Frozen segment in fiscal 2024, we began to actively market these assets during the first quarter of fiscal 2025. We anticipate entering into a definitive agreement to sell these assets in the next twelve months. Accordingly, these assets have been reclassified as assets held for sale within our Condensed Consolidated Balance Sheets for all periods presented.

In addition, we actively market certain other assets from time to time. These assets have also been reclassified as assets held for sale within our Condensed Consolidated Balance Sheets for periods prior to the disposal of the individual asset groups.

The related assets classified as held for sale reflected in our Condensed Consolidated Balance Sheets were $21.2 million and $21.4 million as of August 25, 2024 and May 26, 2024, respectively.

4. RESTRUCTURING ACTIVITIES

See our Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended May 26, 2024 for additional information on our restructuring activities.

Conagra Restructuring Plan

From fiscal 2019 through August 25, 2024, we have approved $256.2 million ($81.7 million of cash charges and $174.5 million of non-cash charges) and recognized cumulative charges of $223.8 million as part of a restructuring plan to improve SG&A expense effectiveness and efficiencies and to optimize our supply chain network (the “Conagra Restructuring Plan”). In the first quarter of fiscal 2025 and 2024, we recognized charges of $4.3 million and $23.8 million, respectively, in connection with the Conagra Restructuring Plan. We incur costs related to the Conagra Restructuring Plan over a multi-year period.

During the first quarter of fiscal 2025, we recognized the following pre-tax expenses for the Conagra Restructuring Plan:

	Grocery &	Refrigerated
	Snacks	& Frozen	International	Corporate	Total
Accelerated depreciation	$1.4	$—	$—	$—	$1.4
Other cost of goods sold	1.1	(0.2)	(0.2)	—	0.7
Total cost of goods sold	2.5	(0.2)	(0.2)	—	2.1
Severance and related costs	—	(0.2)	(0.3)	—	(0.5)
Contract/lease termination	0.7	—	0.1	—	0.8
Other SG&A	1.0	0.5	0.3	0.1	1.9
Total SG&A	1.7	0.3	0.1	0.1	2.2
Total	$4.2	$0.1	$(0.1)	$0.1	$4.3

Included in the above results are $2.6 million of charges that have resulted or will result in cash outflows and $1.7 million in non-cash charges.

Liabilities recorded for the Conagra Restructuring Plan and changes therein for the first quarter of fiscal 2025 were as follows:

		Costs
		Incurred and
	Balance at	Charged to	Costs Paid or	Changes in	Balance at
	May 26, 2024	Expense	Otherwise Settled	Estimates	August 25, 2024
Severance and related costs	$9.8	$0.2	$(5.7)	$(0.7)	$3.6
Contract/lease termination	—	0.8	(0.8)	—	—
Other costs	0.6	2.3	(1.8)	—	1.1
Total	$10.4	$3.3	$(8.3)	$(0.7)	$4.7

5. DEBT AND REVOLVING CREDIT FACILITY

Senior Notes

During the fourth quarter of fiscal 2024, we repaid the entire outstanding $1.0 billion aggregate principal amount of our 4.30% senior notes on their maturity date of May 1, 2024. The repayment was funded by an unsecured term loan described below, along with the issuance of commercial paper and operating cash flows.

During the first quarter of fiscal 2024, we repaid the entire outstanding $500.0 million aggregate principal amount of our 0.50% senior notes on their maturity date of August 11, 2023. The repayment was primarily funded using the net proceeds from the issuance of $500.0 million aggregate principal amount of 5.30% senior notes due October 1, 2026.

Term Loans

During the fourth quarter of fiscal 2024, we entered into an unsecured Term Loan Agreement with a financial institution and borrowed the full principal amount, $300.0 million, available thereunder (the “2024 Term Loan”). The 2024 Term Loan matures on April 29, 2025.

During the second quarter of fiscal 2023, we borrowed the full $500.0 million aggregate principal amount available under our unsecured term loan (the “Term Loan”) from a syndicate of financial institutions. During the second quarter of fiscal 2024, we prepaid $250.0 million of the aggregate principal amount outstanding under the Term Loan. The remaining balance matures on August 26, 2025.

Revolving Credit Facility

At August 25, 2024, we had a revolving credit facility (the “Revolving Credit Facility”) with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $2.0 billion (subject to increase to a maximum aggregate principal amount of $2.5 billion with consent of the lenders). The Revolving Credit Facility matures on August 26, 2027 and is unsecured. The Company may request the term of the Revolving Credit Facility be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. As of August 25, 2024, there were no outstanding borrowings under the Revolving Credit Facility.

Debt Covenants

The Revolving Credit Facility generally requires our ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest expense to be not less than 3.0 to 1.0 and our ratio of funded net debt to EBITDA not to exceed 4.5 to 1.0, with each ratio to be calculated on a rolling four-quarter basis. As of August 25, 2024, we were in compliance with all financial covenants under the Revolving Credit Facility.

Commercial Paper

As of August 25, 2024 and May 26, 2024, we had $926.0 million and $586.0 million, respectively, outstanding under our commercial paper program.

Interest Expense

Net interest expense consisted of:

	Thirteen Weeks Ended
	August 25, 2024	August 27, 2023
Long-term debt	$93.1	$102.5
Short-term debt	15.8	7.4
Interest income	(0.9)	(1.1)
Interest capitalized	(2.2)	(2.8)
	$105.8	$106.0

6. FINANCING ARRANGEMENTS

Supplier Financing Arrangements

In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. A number of factors may impact our future payment terms, including our relative creditworthiness, overall market liquidity, and changes in interest rates and other general economic conditions. Certain suppliers have access to third-party services that allow them to view our scheduled payments online and finance advances on our scheduled payments at the sole discretion of the supplier and the third-party. Our current payment terms with these suppliers, which we deem to be commercially reasonable, range up to 120 days. We have no direct financial relationship with the financial institutions utilized by the third parties, and we have pledged no assets in connection with our accounts payable programs. All amounts due to participating suppliers are paid to the third party on the original invoice due dates, regardless of whether a particular invoice was sold. Supplier participation in these agreements is voluntary. As of August 25, 2024 and May 26, 2024, $308.9 million and $334.1 million, respectively, of our total accounts and other payables were payable to suppliers who utilized these third-party services. The associated payments are included in net cash flows from operating activities within our Condensed Consolidated Statements of Cash Flows.

We have also concluded that certain obligations to our suppliers, including amounts due and scheduled payment terms, are impacted by these third-party service programs and these arrangements are classified as notes payable within our Condensed Consolidated Balance Sheets. The proceeds and payments associated with short-term borrowings are reflected as financing activities within our Condensed Consolidated Statements of Cash Flows. As of August 25, 2024 and May 26, 2024, we had approximately $42.9 million and $43.2 million, respectively, of short-term borrowings related to these arrangements.

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the first quarter of fiscal 2025 was as follows:

	Grocery &	Refrigerated
	Snacks	& Frozen	International	Foodservice	Total
Balance as of May 26, 2024	$4,692.4	$4,943.0	$214.5	$732.8	$10,582.7
Acquisitions	174.6	—	—	—	174.6
Currency translation	—	—	0.7	—	0.7
Balance as of August 25, 2024	$4,867.0	$4,943.0	$215.2	$732.8	$10,758.0

Other identifiable intangible assets were as follows:

	August 25, 2024		May 26, 2024
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-amortizing intangible assets
Brands and trademarks	$2,082.6	$—	$2,026.8	$—
Amortizing intangible assets
Customer relationships and intellectual property	1,237.7	563.9	1,232.1	550.5
	$3,320.3	$563.9	$3,258.9	$550.5

Amortizing intangible assets carry a remaining weighted average life of approximately 17 years. Amortization expense was $13.4 million and $13.5 million for the first quarter of fiscal 2025 and 2024, respectively. Based on amortizing assets recognized in our Condensed Consolidated Balance Sheet as of August 25, 2024, amortization expense is estimated to average $44.0 million for each of the next five years.

8. DERIVATIVE FINANCIAL INSTRUMENTS

See our Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended May 26, 2024, for additional information on our derivative activities.

Derivatives Designated as Cash Flow Hedges

During the first quarter of fiscal 2019, we entered into deal-contingent forward starting interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to help finance the acquisition of Pinnacle Foods, Inc. We settled these contracts during the second quarter of fiscal 2019 and deferred a $47.5 million gain in accumulated other comprehensive income that is being amortized as a reduction of interest expense over the lives of the related debt instruments. The unamortized amount at August 25, 2024 was $27.4 million.

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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen Weeks Ended
	August 25, 2024	August 27, 2023
Gross derivative gains (losses) incurred	$(3.7)	$19.5
Less: Net derivative losses allocated to reporting segments	(2.4)	(8.1)
Net derivative gains (losses) recognized in general corporate expenses	$(1.3)	$27.6
Net derivative losses allocated to Grocery & Snacks	$(1.5)	$(3.9)
Net derivative losses allocated to Refrigerated & Frozen	(0.8)	(2.3)
Net derivative losses allocated to International	—	(1.6)
Net derivative losses allocated to Foodservice	(0.1)	(0.3)
Net derivative losses included in segment operating profit	$(2.4)	$(8.1)

The fair values of our derivative positions were not material as of August 25, 2024 and were Level 1 or Level 2 assets or liabilities in the fair value hierarchy (see Note 16 for further information). We have not significantly changed our valuation techniques from prior periods.

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Condensed Consolidated Statements of Earnings were as follows:

		Gains (Losses) Recognized on
		Derivatives in Condensed Consolidated
	Location in Condensed Consolidated	Statements of Earnings for the
	Statements of Earnings of Gains (Losses)	Thirteen Weeks Ended
Derivatives Not Designated as Hedging Instruments	Recognized on Derivatives	August 25, 2024	August 27, 2023
Commodity contracts	Cost of goods sold	$(6.9)	$22.5
Foreign exchange contracts	Cost of goods sold	3.2	(3.0)
Total gains (losses) from derivative instruments not designated as hedging instruments		$(3.7)	$19.5

As of August 25, 2024, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $106.7 million for purchase contracts and $1.4 million for sales contracts. As of May 26, 2024, our open commodity contracts had a notional value of $88.2 million for purchase contracts and $11.0 million for sales contracts. The notional amount of our foreign currency forward contracts as of August 25, 2024 and May 26, 2024 was $104.6 million and $101.5 million, respectively.

9. SHARE-BASED PAYMENTS

For the first quarter of fiscal 2025 and 2024, we recognized total stock-based compensation expense (including restricted stock units and performance shares) of $20.6 million and income of $2.7 million, respectively. In the first quarter of fiscal 2025, we granted 2.2 million restricted stock units at a weighted average grant date price of $29.85 per share unit and 0.7 million performance shares at a weighted average grant date price of $29.86 per share.

Performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goals for the three-year performance periods ending in fiscal 2025 (the “2025 performance period”) and 2026 (the “2026 performance period”) are based on our net sales and diluted earnings per share (“EPS”) growth, subject to certain adjustments, measured over the defined performance period, with each year of the performance period weighted one-third. The performance goals for the three-year performance period ending in fiscal 2027 (the “2027 performance period”) is based on our net sales and diluted EPS on a three-year cumulative basis, subject to certain adjustments, measured over the defined performance period. For each of the 2025 performance period, 2026 performance period, and 2027 performance period, the awards actually earned will range from zero to two hundred percent of the targeted number of performance shares for such performance period. Dividend equivalents are paid on the portion of performance shares actually earned at our regular dividend rate in additional shares of common stock.

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

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen Weeks Ended
	August 25, 2024	August 27, 2023
Net income attributable to Conagra Brands, Inc. common stockholders:	$466.8	$319.7
Weighted average shares outstanding:
Basic weighted average shares outstanding	478.8	478.2
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	1.5	1.6
Diluted weighted average shares outstanding	480.3	479.8

For the first quarter of fiscal 2025 and 2024, there were 1.3 million and 0.6 million stock options outstanding, respectively, that were excluded from the computation of diluted weighted average shares because the effect was antidilutive.

11. INVENTORIES

The major classes of inventories were as follows:

	August 25, 2024	May 26, 2024
Raw materials and packaging	$336.8	$323.1
Work in process	287.5	277.1
Finished goods	1,485.3	1,377.2
Supplies and other	111.0	105.6
Total	$2,220.6	$2,083.0

12. INCOME TAXES

In the first quarter of fiscal 2025 and 2024, we recognized an income tax benefit of $138.9 million and income tax expense of $98.3 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was (42.4)% and 23.5% for the first quarter of fiscal 2025 and 2024, respectively.

The effective tax rate in the first quarter of fiscal 2025 reflected a $210.4 million deferred tax benefit related to the release of valuation allowances booked against certain deferred tax assets. Recent interactions with the U.S. Internal Revenue Service (IRS) regarding certain elections that had previously been under IRS review make the realization of certain deferred tax assets likely. The realization of these deferred tax assets allows for both current and future tax deductions through 2036.

The effective tax rate in the first quarter of fiscal 2024 was in line with our expected effective tax rate of approximately 24%.

We have previously made the assessment that the current earnings of certain foreign subsidiaries were not indefinitely reinvested or that we could not remit to the U.S. parent in a tax-neutral transaction. Accordingly, we have recorded a deferred tax liability of $1.6 million on approximately $33.7 million of cumulative earnings as of August 25, 2024. The deferred tax liability relates to local withholding taxes that will be owed when this cash is distributed. In the first quarter of fiscal 2025, we paid $16.9 million of withholding taxes previously accrued in connection with the restructuring of our ownership interest in Ardent Mills.

13. CONTINGENCIES

Litigation Matters

We are a party to certain litigation matters as a result of our acquisition of Beatrice Company (“Beatrice”) in fiscal 1991, including litigation proceedings related to lead-based pigment businesses divested by Beatrice prior to our acquisition. These lawsuits have generally sought damages for personal injury, property damage, economic loss, and governmental expenditures allegedly caused by the use of lead-based paint. We have denied liability, both on the merits of the claims and on the basis that we do not believe we are the successor to any such liability. In one such action, we agreed to pay $101.7 million, in seven annual installments from fiscal 2020 through fiscal 2026 (of which $73.0 million had been paid as of August 25, 2024), as part of a 2019 settlement, which also included a guarantee of up to $15.0 million in payments to be made in the event of default by a co-defendant, NL Industries, Inc. We had accrued $28.7 million ($12.0 million within other accrued liabilities and $16.7 million within other noncurrent liabilities) as of August 25, 2024 and $28.9 million ($11.8 million within other accrued liabilities and $17.1 million within other noncurrent liabilities) as of May 26, 2024.

We are party to a number of matters asserting product liability claims against the Company related to certain Pam® and other cooking spray products. For example, during fiscal 2024, a jury entered a verdict against the Company for $3.1 million in compensatory damages and $4.0 million in punitive damages in one of these lawsuits captioned Reese v. Conagra Brands, Inc., et al. (“Reese”). We have appealed the judgment in the Reese lawsuit. These lawsuits generally seek damages for personal injuries allegedly caused by defects in the design, manufacture, or safety warnings of our cooking spray products and we have denied liability, however, we cannot predict with certainty the results of these proceedings. The Company believes adequate provision has been made in its Condensed Consolidated Financial Statements for all probable and reasonably estimable losses for the litigation related to the cooking spray products based on information available to us at the time of our evaluation. Additionally, we have put the applicable insurance carriers on notice of these cooking spray matters and had recognized a related insurance receivable of $9.7 million ($4.7 million within receivables and $5.0 million within other assets) as of August 25, 2024 and $14.7 million ($7.1 million within receivables and $7.6 million within other assets) as of May 26, 2024 in connection with a settlement agreement with one of these insurance carriers.

We are party to various other lawsuits such as putative class action lawsuits challenging various product claims made in the Company’s product labeling and matters challenging the Company’s wage and hour practices. While we cannot predict with certainty the results of these or any other legal proceedings, we do not expect these matters to have a material adverse effect on our financial condition, results of operations, or business.

Our accrual for all litigation matters, including those matters described above that are probable and estimable, was $68.6 million ($32.5 million within other accrued liabilities and $36.1 million within other noncurrent liabilities) as of August 25, 2024 and $76.3 million ($30.4 million within other accrued liabilities and $45.9 million within other noncurrent liabilities) as of May 26, 2024.

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

We are a party to certain environmental proceedings relating to businesses divested by Beatrice prior to our acquisition in fiscal 1991, including litigation and administrative proceedings involving Beatrice’s possible status as a potentially responsible party at approximately 35 Superfund, proposed Superfund, or state-equivalent sites (the “Beatrice sites”). The Beatrice sites consist of locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, polychlorinated biphenyls, acids, lead, sulfur, tannery wastes, and/or other contaminants. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $39.0 million ($3.2 million within other accrued liabilities and $35.8 million within other noncurrent liabilities) as of August 25, 2024 and $39.3 million ($3.3 million within other accrued liabilities and $36.0 million within other noncurrent liabilities) as of May 26, 2024, a majority of which relates to the Superfund and state-equivalent sites referenced above.

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

Components of pension and postretirement plan costs (benefits) are:

	Pension Plans
	Thirteen Weeks Ended
	August 25, 2024	August 27, 2023
Service cost	$1.4	$1.5
Interest cost	34.0	36.7
Expected return on plan assets	(36.6)	(35.8)
Amortization of prior service cost	0.4	0.4
Pension cost (benefit) — Company plans	(0.8)	2.8
Pension cost (benefit) — multi-employer plans	2.2	2.1
Total pension cost (benefit)	$1.4	$4.9

	Postretirement Plans
	Thirteen Weeks Ended
	August 25, 2024	August 27, 2023
Interest cost	$0.6	$0.6
Amortization of prior service cost (benefit)	(0.4)	(0.4)
Recognized net actuarial gain	(1.1)	(1.2)
Total postretirement cost (benefit)	$(0.9)	$(1.0)

The Company uses a split discount rate (spot-rate approach) for the U.S. plans and certain foreign plans. The spot-rate approach applies separate discount rates for each projected benefit payment in the calculation of pension service and interest cost.

The weighted-average discount rates for service and interest costs under the spot-rate approach used for pension cost in fiscal 2025 were 5.72% and 5.51%, respectively.

During the first quarter of fiscal 2025, we contributed $2.9 million to our pension plans and contributed $1.9 million to our postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $8.8 million to our pension plans during the remainder of fiscal 2025. We anticipate making further contributions of approximately $4.7 million to our postretirement plans during the remainder of fiscal 2025. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.

15. STOCKHOLDERS’ EQUITY

The following table presents a reconciliation of our stockholders’ equity accounts for the thirteen weeks ended August 25, 2024:

	Conagra Brands, Inc. Stockholders' Equity
					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Loss	Stock	Interests	Equity
Balance at May 26, 2024	584.2	$2,921.2	$2,363.2	$6,276.3	$(35.5)	$(3,084.8)	$70.9	$8,511.3
Stock option and incentive plans			(33.5)	(0.5)		34.8		0.8
Currency translation adjustments					22.5		38.0	60.5
Repurchase of common shares						(64.0)		(64.0)
Derivative adjustments					(3.3)			(3.3)
Activities of noncontrolling interests							(108.9)	(108.9)
Pension and postretirement healthcare benefits					0.2			0.2
Dividends declared on common stock; $0.35 per share				(167.8)				(167.8)
Net income attributable to Conagra Brands, Inc.				466.8				466.8
Balance at August 25, 2024	584.2	$2,921.2	$2,329.7	$6,574.8	$(16.1)	$(3,114.0)	$—	$8,695.6

The following table presents a reconciliation of our stockholders’ equity accounts for the thirteen weeks ended August 27, 2023:

	Conagra Brands, Inc. Stockholders' Equity
					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Loss	Stock	Interests	Equity
Balance at May 28, 2023	584.2	$2,921.2	$2,376.9	$6,599.4	$(44.4)	$(3,116.3)	$70.5	$8,807.3
Stock option and incentive plans			(42.9)	1.1		25.6		(16.2)
Currency translation adjustments					10.7		(0.1)	10.6
Derivative adjustments					1.6			1.6
Activities of noncontrolling interests							0.2	0.2
Pension and postretirement healthcare benefits					(0.8)			(0.8)
Dividends declared on common stock; $0.35 per share				(167.3)				(167.3)
Net income attributable to Conagra Brands, Inc.				319.7				319.7
Balance at August 27, 2023	584.2	$2,921.2	$2,334.0	$6,752.9	$(32.9)	$(3,090.7)	$70.6	$8,955.1

The following table details the accumulated balances for each component of other comprehensive loss, net of tax:

	August 25, 2024	May 26, 2024
Currency translation losses, net of reclassification adjustments	$(66.7)	$(89.2)
Derivative adjustments, net of reclassification adjustments	25.9	29.2
Pension and postretirement benefit obligations, net of reclassification adjustments	24.7	24.5
Accumulated other comprehensive loss	$(16.1)	$(35.5)

The following tables summarize the reclassifications from accumulated other comprehensive income (loss) into income:

			Affected Line Item in the Condensed Consolidated Statement of
	Thirteen Weeks Ended		Earnings[1]
	August 25, 2024	August 27, 2023
Net derivative adjustments:
Cash flow hedges	$(0.7)	$(0.9)	Interest expense, net
Cash flow hedges	(1.2)	(1.1)	Equity method investment earnings
	(1.9)	(2.0)	Total before tax
	0.5	0.5	Income tax expense
	$(1.4)	$(1.5)	Net of tax
Pension and postretirement liabilities:
Net actuarial gain	$(1.1)	$(1.2)	Pension and postretirement non-service income
	(1.1)	(1.2)	Total before tax
	0.2	0.3	Income tax expense
	$(0.9)	$(0.9)	Net of tax

Currency translation losses	$41.8	$—	Selling, general and administrative expenses [2]
	41.8	—	Total before tax
	—	—	Income tax expense
	$41.8	$—	Net of tax

1Amounts in parentheses indicate income recognized in the Condensed Consolidated Statements of Earnings.

2Amount represents the reclassification for currency translation losses in connection with the sale of ATFL (see Note 3).

16. FAIR VALUE MEASUREMENTS

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 25, 2024:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$5.3	$2.6	$—	$7.9
Deferred compensation assets	6.4	—	—	6.4
Available-for-sale debt securities	—	—	2.9	2.9
Total assets	$11.7	$2.6	$2.9	$17.2
Liabilities:
Derivative liabilities	$—	$3.0	$—	$3.0
Deferred compensation liabilities	75.1	—	—	75.1
Total liabilities	$75.1	$3.0	$—	$78.1

The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 26, 2024:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$2.3	$0.7	$—	$3.0
Deferred compensation assets	6.3	—	—	6.3
Available-for-sale debt securities	—	—	2.9	2.9
Total assets	$8.6	$0.7	$2.9	$12.2
Liabilities:
Derivative liabilities	$—	$3.6	$—	$3.6
Deferred compensation liabilities	70.4	—	—	70.4
Total liabilities	$70.4	$3.6	$—	$74.0

Nonrecurring Fair Value Measurements

Certain assets and liabilities, including long-lived assets, goodwill, asset retirement obligations, and equity investments are measured at fair value on a nonrecurring basis using Level 3 inputs.

Other Asset Impairments

In the first quarter of fiscal 2024, we recognized charges for the impairment of certain long-lived assets based upon a discounted cash flow valuation model and included in restructuring activities. Impairments totaled $0.6 million in our Grocery & Snacks segment and $14.1 million in our International segment. The majority of these impairment charges were based upon management’s decision to exit certain manufacturing facilities in fiscal 2024, which reduced the future expected cash flows to be generated at these facilities.

Long-Term Debt Fair Value

The carrying amount of long-term debt (including current installments) was $7.51 billion and $7.51 billion as of August 25, 2024 and May 26, 2024, respectively. Based on current market rates, the fair value of this debt (level 2 liabilities) at August 25, 2024 and May 26, 2024 was estimated at $7.52 billion and $7.26 billion, respectively.

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

Operating profit for each of the segments is based on net sales less all identifiable operating expenses. General corporate expense; pension and postretirement non-service income (expense); interest expense, net; income taxes; and equity method investment earnings have been excluded from segment operations.

	Thirteen Weeks Ended
	August 25, 2024	August 27, 2023
Net sales
Grocery & Snacks	$1,182.7	$1,202.9
Refrigerated & Frozen	1,086.4	1,151.6
International	259.1	260.2
Foodservice	266.7	289.3
Total net sales	$2,794.9	$2,904.0
Operating profit
Grocery & Snacks	$249.1	$258.7
Refrigerated & Frozen	176.0	199.2
International	33.6	23.7
Foodservice	35.1	44.1
Total operating profit	$493.8	$525.7
Equity method investment earnings	29.1	35.5
General corporate expense	92.2	36.7
Pension and postretirement non-service income (expense)	3.1	(0.3)
Interest expense, net	105.8	106.0
Income tax expense (benefit)	(138.9)	98.3
Net income	$466.9	$319.9
Less: Net income attributable to noncontrolling interests	0.1	0.2
Net income attributable to Conagra Brands, Inc.	$466.8	$319.7

The following table presents further disaggregation of our net sales:

	Thirteen Weeks Ended
	August 25, 2024	August 27, 2023
Frozen	$913.4	$948.4
Staples
Other shelf-stable	690.3	696.8
Refrigerated	173.0	203.2
Snacks	492.4	506.1
Foodservice	266.7	289.3
International	259.1	260.2
Total net sales	$2,794.9	$2,904.0

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

Assets by Segment

The majority of our manufacturing assets are shared across multiple reporting segments. Output from these facilities used by each reporting segment can change over time. Also, working capital balances are not tracked by reporting segment. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment. Total depreciation expense was $85.7 million and $83.1 million for the first quarter of fiscal 2025 and 2024, respectively.

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

The discussion that follows should be read together with the unaudited Condensed Consolidated Financial Statements and related notes contained in this report and with the financial statements, related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended May 26, 2024 and subsequent filings with the SEC. Results for the first quarter of fiscal 2025 are not necessarily indicative of results that may be attained in the future.

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

Fiscal 2025 First Quarter Results

In the first quarter of fiscal 2025, results reflected a decrease in net sales, with organic (excludes the impact of acquisitions and foreign exchange) decreases in our Grocery & Snacks, Refrigerated & Frozen, and Foodservice segments, offset by an increase in our

International segment, in each case compared to the first quarter of fiscal 2024. The overall decrease in net sales was primarily due to an increase in strategic trade investments and a decrease in volume. Overall gross profit decreased primarily as a result of lower net sales, input cost inflation, and unfavorable operating leverage, partially offset by higher productivity and lower transportation costs. Overall segment operating profit decreased in our Grocery & Snacks, Refrigerated & Frozen, and Foodservice segments, slightly offset by an increase in our International segment. Corporate expenses were higher primarily due to higher incentive compensation expense compared to the first quarter of fiscal 2024. Selling, general and administrative (“SG&A”) expenses were higher due primarily to higher incentive compensation expense and items impacting comparability, as discussed below. We recognized lower equity method investment earnings and lower income tax expense, in each case compared to the first quarter of fiscal 2024. Excluding items impacting comparability, our effective tax rate was lower than the first quarter of fiscal 2024.

Diluted earnings per share in the first quarter of fiscal 2025 and 2024 was $0.97 and $0.67, respectively. Diluted earnings per share was affected by higher net income, driven primarily by the release of valuation allowances discussed below, in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024.

Trends Impacting Our Business

Our industry continues to be impacted by shifting consumer behavior, commodity cost fluctuations, exchange rate volatility, labor cost inflation, input cost inflation, supply chain disruptions, and other global macroeconomic challenges. During the first quarter of fiscal 2025, we experienced a moderate amount of input cost inflation and negative impacts from exchange rates, which we were able to be partially offset through our on-going productivity initiatives.

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

Items Impacting Comparability

Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and foreign currency exchange rate risks of anticipated transactions is discussed in further detail in Note 8, “Derivative Financial Instruments”, to the Condensed Consolidated Financial Statements contained in this report. We had $1.3 million of derivative losses in the first quarter of fiscal 2025 and $27.6 million of derivative gains in the first quarter of fiscal 2024, which were included in general corporate expenses and reflected as items impacting comparability.

Other items of note impacting comparability for the first quarter of fiscal 2025 included the following:

●	an income tax benefit of $211.4 million primarily associated with the release of valuation allowances on certain deferred tax assets based upon interactions with the taxing authorities,
●	a gain of $17.0 million ($12.8 million after-tax) associated with insurance proceeds from the previous fire that occurred at one of our manufacturing facilities,
●	charges totaling $4.3 million ($3.2 million after-tax) in connection with our restructuring plans, and
●	net charges totaling $3.4 million ($2.6 million after-tax) related to legacy legal matters.

Items of note impacting comparability for the first quarter of fiscal 2024 included the following:

●	charges totaling $24.4 million ($18.1 million after-tax) in connection with our restructuring plans.

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

Net Sales

	Net Sales
($ in millions)	Thirteen Weeks Ended
Reporting Segment	August 25, 2024	August 27, 2023	% Inc (Dec)
Grocery & Snacks	$1,182.7	$1,202.9	(1.7)%
Refrigerated & Frozen	1,086.4	1,151.6	(5.7)%
International	259.1	260.2	(0.4)%
Foodservice	266.7	289.3	(7.8)%
Total	$2,794.9	$2,904.0	(3.8)%

Net sales for the first quarter of fiscal 2025 in our Grocery & Snacks segment included a decrease in volumes of 1.8% and a price/mix decrease of 0.1%, excluding the impact of acquisitions, when compared to the first quarter of fiscal 2024. The lower volumes are primarily due to the elasticity impact from inflation-driven pricing actions on certain brands within the portfolio and continued lower consumption trends. Price/mix was negatively impacted by an increase in strategic trade investments, offset by favorability in inflation-driven pricing that was implemented in the prior year. The acquisitions of Sweetwood Smoke & Co. in August 2024 and an existing co-manufacturer of our cooking spray products in July 2024 contributed $2.7 million to our Grocery & Snacks segment net sales during the first quarter of fiscal 2025.

Net sales for the first quarter of fiscal 2025 in our Refrigerated & Frozen segment reflected a decrease in price/mix of 5.8% when compared to the first quarter of fiscal 2024, primarily attributable to an increase in strategic trade investments. Volume increased by 0.1% for the first quarter of fiscal 2025 when compared to the first quarter of fiscal 2024. Additionally, we estimate that net sales during the first quarter of fiscal 2025 were impacted by approximately $24 million due to temporary manufacturing disruptions in our Hebrew National® business during the key grilling season.

Net sales for the first quarter of fiscal 2025 in our International segment reflected a 3.4% decrease due to unfavorable foreign exchange rates, a 2.4% increase in price/mix, and a 0.6% increase in volumes, in each case compared to the first quarter of fiscal 2024. The unfavorable foreign exchange rates were primarily due to the devaluation of the Mexican Peso relative to the US dollar, and volume increases were driven by growth in our Global Exports business compared to the first quarter of fiscal 2024.

Net sales for the first quarter of fiscal 2025 in our Foodservice segment reflected a decrease in volumes of 11.1%, excluding the impact of acquisitions, when compared to the first quarter of fiscal 2024. The decrease in volumes was driven by the ongoing impact of lost business from the prior year and ongoing softness in restaurant traffic. Price/mix increased by 3.2%, compared to the first quarter of fiscal 2024, reflecting inflation-driven pricing and the value-over-volume strategy. Additionally, we estimate that net sales in our Foodservice segment during the first quarter of fiscal 2025 were impacted by approximately $3 million due to the temporary manufacturing disruptions in our Hebrew National® business.

SG&A Expenses (includes general corporate expenses)

SG&A expenses totaled $337.7 million for the first quarter of fiscal 2025, an increase of $3.6 million, as compared to the first quarter of fiscal 2024. SG&A expenses for the first quarter of fiscal 2025 reflected the following:

Items impacting comparability of earnings

●	charges of $3.4 million related to legacy legal matters,

●	a loss of $2.3 million on the sale of our ownership stake in Agro Tech Foods Limited, and
●	net charges of $2.2 million in connection with our restructuring plans.

Other changes in expenses compared to the first quarter of fiscal 2024

●	an increase in share-based payment expense of $23.2 million primarily due to volatility between periods in our share price and a decrease in the estimated level of achievement of certain performance targets in the prior year,
●	a decrease in short-term incentive expense of $8.5 million,
●	a decrease in advertising and promotion expense of $8.3 million, and
●	an increase in salary, wage, and fringe benefit expense of $3.8 million.

SG&A expenses for the first quarter of fiscal 2024 included the following items impacting comparability of earnings:

●	net charges of $20.1 million in connection with our restructuring plans and
●	a net gain of $3.3 million primarily associated with insurance proceeds expected from the previous fire that occurred at one of our manufacturing facilities.

Segment Operating Profit (Earnings before general corporate expenses, pension and postretirement non-service income (expense), interest expense, net, income taxes, and equity method investment earnings)

	Operating Profit
($ in millions)	Thirteen Weeks Ended
Reporting Segment	August 25, 2024	August 27, 2023	% Inc (Dec)
Grocery & Snacks	$249.1	$258.7	(3.7)%
Refrigerated & Frozen	176.0	199.2	(11.6)%
International	33.6	23.7	42.1%
Foodservice	35.1	44.1	(20.4)%

Operating profit in our Grocery & Snacks segment for the first quarter of fiscal 2025 reflected a decrease in gross profits of $13.6 million compared to the first quarter of fiscal 2024. The lower gross profit was driven by the decrease in net sales discussed above, the impacts of input cost inflation, and unfavorable fixed cost leverage, slightly offset by higher productivity and a benefit of $3.3 million related to insurance proceeds received for lost sales from our previous brand recall on Armour Star®. The decrease in gross profits was partially offset by lower SG&A expenses, including a decrease of $2.4 million in advertising and promotion expenses. Operating profit in our Grocery & Snacks segment for the first quarter of fiscal 2025 and 2024 included charges of $4.2 million and $4.8 million, respectively, related to our restructuring plans.

Operating profit in our Refrigerated & Frozen segment for the first quarter of fiscal 2025 reflected a decrease in gross profits of $32.4 million compared to the first quarter of fiscal 2024. The decrease was driven by the net sales decline discussed above and the impacts of input cost inflation, partially offset by productivity, lower transportation costs, and a gain of $17.0 million from insurance recoveries associated with a previous fire that occurred at one of our manufacturing facilities. In addition, we estimate that gross profits during the first quarter of fiscal 2025 were negatively impacted by approximately $10 million, primarily due to lost profits, abnormal manufacturing variances, and certain inventory write-offs resulting from the temporary manufacturing disruptions in our Hebrew National® business. The decrease in gross profits was partially offset by lower SG&A expenses, including a decrease of $6.1 million in advertising and promotion expenses.

Operating profit in our International segment for the first quarter of fiscal 2025 reflected a decrease in gross profits of $3.7 million when compared to the first quarter of fiscal 2024. The decrease was driven by the impacts of input cost inflation and unfavorable foreign exchange rates, partially offset by productivity. Operating profit in the first quarter of fiscal 2025 included a $2.3 million loss on the sale of our ownership stake in Agro Tech Foods Limited. Operating profit in the first quarter of fiscal 2024 included net charges of $18.6 million related to our restructuring plans.

Operating profit in our Foodservice segment for the first quarter of fiscal 2025 reflected a decrease in gross profits of $5.2 million compared to the first quarter of fiscal 2024. The decrease in gross profits was driven by the net sales decline discussed above, the impacts of input cost inflation, and unfavorable fixed cost leverage, partially offset by productivity.

Pension and Postretirement Non-service Income (Expense)

In the first quarter of fiscal 2025, pension and postretirement non-service income was $3.1 million compared to expense of $0.3 million in the first quarter of fiscal 2024. The first quarter of fiscal 2025 reflected lower interest costs.

Interest Expense, Net

Net interest expense was $105.8 million and $106.0 million for the first quarter of fiscal 2025 and 2024, respectively. See Note 5, “Debt and Revolving Credit Facility”, to the Condensed Consolidated Financial Statements contained in this report for further discussion.

Income Taxes

In the first quarter of fiscal 2025 and 2024, we recognized an income tax benefit of $138.9 million and income tax expense of $98.3 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was approximately (42.4)% and 23.5% for the first quarter of fiscal 2025 and 2024, respectively. See Note 12, “Income Taxes”, to the Condensed Consolidated Financial Statements contained in this report for a discussion on the change in effective tax rates.

Equity Method Investment Earnings

Equity method investment earnings were $29.1 million and $35.5 million for the first quarter of fiscal 2025 and 2024, respectively. Ardent Mills earnings for the first quarter of fiscal 2025 continued to reflect slightly lower volume trends as seen throughout the industry.

Earnings Per Share

Diluted earnings per share in the first quarter of fiscal 2025 and 2024 was $0.97 and $0.67, respectively. The increase reflected higher net income in the first quarter of fiscal 2025.

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

Borrowing Facilities and Long-Term Debt

At August 25, 2024, we had a revolving credit facility (the “Revolving Credit Facility”) with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $2.0 billion (subject to increase to a maximum aggregate principal amount of $2.5 billion with the consent of the lenders). The Revolving Credit Facility matures on August 26, 2027 and is unsecured. The Company may request the term of the Revolving Credit Facility be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. We have historically used a credit facility principally as a back-up for our commercial paper program. As of August 25, 2024, there were no outstanding borrowings under the Revolving Credit Facility.

As of August 25, 2024, we had $926.0 million outstanding under our commercial paper program. The highest level of borrowings outstanding during the first quarter of fiscal 2025 was $1.0 billion. We had $586.0 million outstanding under our commercial paper program as of May 26, 2024.

For additional information about our long-term debt balances, refer to Note 5, “Debt and Revolving Credit Facility”, to the Condensed Consolidated Financial Statements contained in this report and Note 3, “Long-Term Debt”, to the Consolidated Financial

Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended May 26, 2024. The weighted average coupon interest rate of long-term debt obligations outstanding as of August 25, 2024 was approximately 4.9%.

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

As of the end of the first quarter of fiscal 2025, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the Revolving Credit Facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult, or impossible.

Our most restrictive debt agreement (the Revolving Credit Facility) generally requires our ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest expense not be less than 3.0 to 1.0 and our ratio of funded net debt to EBITDA not to exceed 4.5 to 1.0. Each ratio is to be calculated on a rolling four-quarter basis. As of August 25, 2024, we were in compliance with all financial covenants.

Equity and Dividends

We repurchase shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board. Under our current share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. During the first quarter of fiscal 2025, we repurchased 2.1 million shares of our common stock under this authorization for an aggregate of $64.0 million. The Company’s total remaining share repurchase authorization as of August 25, 2024 was $852.6 million.

On August 29, 2024, the Company paid a quarterly cash dividend on shares of its common stock of $0.35 per share to stockholders of record as of close of business on August 1, 2024. On October 2, 2024, we announced that our Board had authorized a quarterly dividend of $0.35 per share to be paid on November 27, 2024, to stockholders of record as of close of business on October 31, 2024.

Contractual Obligations

As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. These obligations impact our liquidity and capital resource needs. In addition to principal and interest payments on our outstanding long-term debt and notes payable balances, discussed above, our contractual obligations primarily consist of lease payments, income taxes, pension and postretirement benefits, and unconditional purchase obligations. There were no material changes to our contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 26, 2024.

Capital Expenditures

We continue to make investments in our business and operating facilities. Our estimate of capital expenditures for fiscal 2025 is approximately $450 million.

Cash Flows

During the first quarter of fiscal 2025, we generated $49.7 million of cash, which was the net result of $268.6 million generated from operating activities, $286.3 million used in investing activities, $70.1 million generated from financing activities, and a decrease of $2.7 million due to the effects of changes in foreign currency exchange rates.

Cash generated from operating activities totaled $268.6 million and $443.5 million in the first quarter of fiscal 2025 and 2024, respectively. The decrease in operating cash flows for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 was primarily driven by lower operating profits and changes in working capital, which were negatively impacted by increased accounts receivables and higher cash payments associated with our annual short-term incentive plan partially offset by lower inventory balances.

Cash used in investing activities totaled $286.3 million and $138.4 million in the first quarter of fiscal 2025 and 2024, respectively. Investing activities in the first quarter of fiscal 2025 consisted primarily of capital expenditures totaling $133.0 million, and the purchases of an existing co-manufacturer and Sweetwood Smoke & Co. for a total of $230.4 million, net of cash acquired, which were partially offset by net proceeds totaling $76.8 million from the sale of our ownership stake in Agro Tech Foods Limited (“ATFL”). Investing activities in the first quarter of fiscal 2024 consisted primarily of capital expenditures totaling $143.6 million.

Cash generated from financing activities totaled $70.1 million in the first quarter of fiscal 2025 compared to $307.1 million used in financing activities in the first quarter of fiscal 2024. Financing activities in the first quarter of fiscal 2025 principally reflected net short-term borrowing issuances of $336.2 million, partially offset by cash dividends paid of $167.3 million and common stock repurchases of $64.0 million. Financing activities in the first quarter of fiscal 2024 principally reflected repayments of long-term debt of $504.3 million, the issuance of long-term debt totaling $500.0 million, net short-term borrowing repayments of $128.3 million, and cash dividends paid of $157.4 million.

Cash Held by International Subsidiaries

The Company had cash and cash equivalents of $128.7 million at August 25, 2024 and $77.7 million at May 26, 2024, of which $119.7 million at August 25, 2024 and $66.7 million at May 26, 2024 was held in foreign countries. A deferred tax liability is provided for certain undistributed foreign earnings that are not considered to be indefinitely reinvested or cannot be remitted in a tax-neutral transaction. Other undistributed foreign earnings are invested indefinitely and therefore we have not provided deferred taxes on those earnings.

CRITICAL ACCOUNTING ESTIMATES

For further discussion of our critical accounting estimates, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended May 26, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks affecting us are exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.

Other than the changes noted below, there have been no material changes in our market risk during the thirteen weeks ended August 25, 2024. For additional information, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 26, 2024.

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

The carrying amount of long-term debt (including current installments) was $7.51 billion as of August 25, 2024. Based on current market rates, the fair value of this debt at August 25, 2024 was estimated at $7.52 billion. As of August 25, 2024, a 1% increase in the interest rates would decrease the fair value of our fixed rate debt by approximately $369.6 million, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $416.2 million.

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

Effect of Hypothetical 10% Fluctuation

The potential gain or loss on the fair value of our outstanding commodity and foreign exchange contracts, assuming a hypothetical 10% fluctuation in commodity prices and foreign currency exchange rates, would have been (in millions):

	Fair Value Impact
In Millions	August 25, 2024	August 27, 2023
Energy commodities	$3.5	$2.7
Agriculture commodities	7.3	6.7
Foreign exchange	10.1	9.5

It should be noted that any change in the fair value of our derivative contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items. In relation to foreign currency contracts, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of August 25, 2024. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated any change in the Company’s internal control over financial reporting that occurred during the quarter ended August 25, 2024 and determined that there was no change in our internal control over financial reporting for the quarter ended August 25, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For additional information on legal proceedings, please refer to Note 16, “Contingencies”, to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended May 26, 2024 and Note 13, “Contingencies”, to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

A discussion of our risk factors can be found in Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended May 26, 2024 and in our other filings with the SEC. During the first quarter of fiscal 2025, there were no material changes to our previously disclosed risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the total number of shares of common stock purchased during the first quarter of fiscal 2025, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program [1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program [1]
May 27, 2024 through June 23, 2024	—	$—	—	$916,578,000
June 24, 2024 through July 21, 2024	—	$—	—	$916,578,000
July 22, 2024 through August 25, 2024	2,106,954	$30.38	2,106,954	$852,578,000
Total Fiscal 2025 First Quarter Activity	2,106,954	$30.38	2,106,954	$852,578,000

1 The Board approved a share repurchase program authorizing the Company to purchase shares of its common stock in December 2003, which share repurchase authorization has been subsequently increased from time to time. On June 27, 2018, we announced that the Board increased the amount of the share repurchase authorization by $1.0 billion. As of August 25, 2024, approximately $852.6 million of our common stock remained available for purchase under this authorization, which has no expiration. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions.

ITEM 5. OTHER INFORMATION

Trading Arrangements

None of the Company’s directors or “officers” (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended August 25, 2024, except as described in the below table:

Name/Title	Type of Plan	Adoption Date	End Date	Aggregate Number of Securities to be Sold	Description
Sean Connolly President and Chief Executive Officer	Rule 10b5-1 trading plan[1]	8/12/2024	8/27/2025	1,089,261	Exercise and sale of stock options granted on 4/1/2015 and expiring on 3/31/2025 and stock options granted on 8/28/2015 and expiring on 8/27/2025.
Thomas M. McGough Executive Vice President and Chief Operating Officer	Rule 10b5-1 trading plan[1]	8/22/2024	8/27/2025	72,480	Exercise and sale of stock options granted on 8/28/2015 and expiring on 8/27/2025.

1 Intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended.

ITEM 6. EXHIBITS

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934, as amended, by Conagra Brands, Inc. (file number 001-07275), unless otherwise noted.

EXHIBIT	DESCRIPTION

3.1	Restated Certificate of Incorporation of Conagra Brands, Inc., incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 23, 2024

3.2	Amended and Restated Bylaws of Conagra Brands, Inc., incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 19, 2023

10.1	Form of Restricted Stock Unit Agreement for Employees under the Conagra Brands, Inc. 2023 Stock Plan

10.2	Form of Performance Share Agreement for Employees under the Conagra Brands, Inc. 2023 Stock Plan

10.3	Form of Restricted Stock Unit Agreement for CEO under Conagra Brands, Inc. 2023 Stock Plan

10.4	Form of Performance Share Agreement for CEO under Conagra Brands, Inc. 2023 Stock Plan

10.5	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Conagra Brands, Inc. 2023 Stock Plan

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32	Section 906 Certificates

101

The following materials from Conagra Brands' Quarterly Report on Form 10-Q for the quarter ended August 25, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Unaudited Condensed Consolidated Financial Statements, and (vi) document and entity information.

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

Dated this 2nd day of October, 2024.