Form 10-Q
period 2025-02-23
CONAGRA BRANDS INC.
filed 2025-04-03
CIK 23217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 23, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of issuer’s common stock as of February 23, 2025 was 477,362,470.

PART I. FINANCIAL INFORMATION		1

Item 1	Financial Statements	1

	Unaudited Condensed Consolidated Statements of Earnings for the Thirteen and Thirty-Nine Weeks Ended February 23, 2025 and February 25, 2024	1

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Thirty-Nine Weeks Ended February 23, 2025 and February 25, 2024	2

	Unaudited Condensed Consolidated Balance Sheets as of February 23, 2025 and May 26, 2024	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended February 23, 2025 and February 25, 2024	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4	Controls and Procedures	29

PART II. OTHER INFORMATION		31

Item 1	Legal Proceedings	31

Item 1A	Risk Factors	31

Item 5	Other Information	31

Item 6	Exhibits	31

Signatures		32

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions except per share amounts)

(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 23, 2025	February 25, 2024	February 23, 2025	February 25, 2024
Net sales	$2,841.0	$3,032.9	$8,831.0	$9,145.0
Cost of goods sold	2,130.7	2,174.1	6,534.7	6,616.5
Selling, general and administrative expenses	443.7	387.4	1,204.3	1,085.4
Other intangible asset impairment charges	—	—	18.9	—
Loss on divestitures	27.2	—	29.5	34.2
Pension and postretirement non-service income (expense)	3.1	(1.4)	9.3	(2.1)
Interest expense, net	100.9	106.5	314.9	325.8
Equity method investment earnings	47.4	41.2	125.0	131.0
Income before income taxes	189.0	404.7	863.0	1,212.0
Income tax expense (benefit)	43.9	95.9	(33.5)	297.1
Net income	$145.1	$308.8	$896.5	$914.9
Less: Net income attributable to noncontrolling interests	—	0.2	0.1	0.4
Net income attributable to Conagra Brands, Inc.	$145.1	$308.6	$896.4	$914.5
Earnings per share — basic
Net income attributable to Conagra Brands, Inc. common stockholders	$0.30	$0.64	$1.87	$1.91
Earnings per share — diluted
Net income attributable to Conagra Brands, Inc. common stockholders	$0.30	$0.64	$1.87	$1.91

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Thirteen Weeks Ended
	February 23, 2025			February 25, 2024
		Tax			Tax
	Pre-Tax	(Expense)	After- Tax	Pre-Tax	(Expense)	After- Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$189.0	$(43.9)	$145.1	$404.7	$(95.9)	$308.8
Other comprehensive income:
Derivative adjustments:
Unrealized derivative adjustments	1.2	(0.3)	0.9	(3.3)	0.8	(2.5)
Reclassification for derivative adjustments included in net income	(1.6)	0.4	(1.2)	(2.1)	0.5	(1.6)
Unrealized currency translation gains (losses)	(4.4)	—	(4.4)	4.8	—	4.8
Pension and postretirement benefit obligations:
Unrealized pension and postretirement benefit obligations	—	—	—	(7.3)	1.8	(5.5)
Reclassification for pension and postretirement benefit obligations included in net income	(1.2)	0.3	(0.9)	(0.1)	—	(0.1)
Comprehensive income	183.0	(43.5)	139.5	396.7	(92.8)	303.9
Comprehensive income attributable to noncontrolling interests	—	—	—	0.5	(0.1)	0.4
Comprehensive income attributable to Conagra Brands, Inc.	$183.0	$(43.5)	$139.5	$396.2	$(92.7)	$303.5

	Thirty-Nine Weeks Ended
	February 23, 2025			February 25, 2024
		Tax			Tax
	Pre-Tax	(Expense)	After- Tax	Pre-Tax	(Expense)	After- Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$863.0	$33.5	$896.5	$1,212.0	$(297.1)	$914.9
Other comprehensive income:
Derivative adjustments:
Unrealized derivative adjustments	(0.8)	0.2	(0.6)	4.0	(1.0)	3.0
Reclassification for derivative adjustments included in net income	(5.3)	1.3	(4.0)	(6.2)	1.5	(4.7)
Currency translation adjustments:
Unrealized currency translation gains (losses)	(43.1)	—	(43.1)	9.1	—	9.1
Reclassification for currency translation losses in connection with the sale of Agro Tech Foods Limited (see Note 3)	79.8	—	79.8	—	—	—
Pension and postretirement benefit obligations:
Unrealized pension and postretirement benefit obligations	1.3	(0.2)	1.1	(7.2)	1.7	(5.5)
Reclassification for pension and postretirement benefit obligations included in net income	(3.5)	0.9	(2.6)	(2.5)	0.6	(1.9)
Comprehensive income	891.4	35.7	927.1	1,209.2	(294.3)	914.9
Comprehensive income (loss) attributable to noncontrolling interests (see Note 3)	38.1	—	38.1	—	(0.2)	(0.2)
Comprehensive income attributable to Conagra Brands, Inc.	$853.3	$35.7	$889.0	$1,209.2	$(294.1)	$915.1

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions except share data)

(unaudited)

	February 23, 2025	May 26, 2024
ASSETS
Current assets
Cash and cash equivalents	$49.4	$77.7
Receivables, less allowance for doubtful accounts of $3.1 and $3.0	769.9	871.8
Inventories	1,954.5	1,981.5
Prepaid expenses and other current assets	110.4	85.0
Current assets held for sale	81.4	133.5
Total current assets	2,965.6	3,149.5
Property, plant and equipment	6,433.2	6,314.3
Less accumulated depreciation	(3,694.2)	(3,493.3)
Property, plant and equipment, net	2,739.0	2,821.0
Goodwill	10,499.8	10,325.9
Brands, trademarks and other intangibles, net	2,487.1	2,484.8
Other assets	1,523.2	1,430.1
Noncurrent assets held for sale	529.8	651.0
	$20,744.5	$20,862.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$877.7	$928.4
Current installments of long-term debt	1,030.6	20.3
Accounts and other payables	1,421.4	1,493.7
Accrued payroll	144.5	193.3
Other accrued liabilities	826.8	588.6
Current liabilities held for sale	2.7	17.5
Total current liabilities	4,303.7	3,241.8
Senior long-term debt, excluding current installments	6,236.8	7,492.6
Other noncurrent liabilities	1,424.0	1,611.8
Noncurrent liabilities held for sale	0.9	4.8
Total liabilities	11,965.4	12,351.0
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 584,219,229	2,921.2	2,921.2
Additional paid-in capital	2,342.3	2,363.2
Retained earnings	6,669.9	6,276.3
Accumulated other comprehensive loss	(42.9)	(35.5)
Less treasury stock, at cost, 106,856,759 and 106,050,133 common shares	(3,111.4)	(3,084.8)
Total Conagra Brands, Inc. common stockholders' equity	8,779.1	8,440.4
Noncontrolling interests	—	70.9
Total stockholders' equity	8,779.1	8,511.3
	$20,744.5	$20,862.3

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Thirty-Nine Weeks Ended
	February 23, 2025	February 25, 2024
Cash flows from operating activities:
Net income	$896.5	$914.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	294.9	291.7
Asset impairment charges	121.3	50.9
Equity method investment earnings less than (in excess of) distributions	(35.5)	69.5
Stock-settled share-based payments expense	36.1	18.7
Contributions to pension plans	(9.1)	(9.2)
Pension expense (benefit)	(2.3)	9.3
Other items	(5.5)	13.9
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Receivables	150.1	25.5
Inventories	71.0	73.3
Deferred income taxes and income taxes payable, net	(199.1)	43.1
Prepaid expenses and other current assets	(18.4)	(31.3)
Accounts and other payables	(48.2)	(36.5)
Accrued payroll	(47.4)	4.6
Other accrued liabilities	71.3	76.2
Litigation receivables, net of recoveries	(57.0)	—
Litigation accruals, net of payments	127.5	16.7
Net cash flows from operating activities	1,346.2	1,531.3
Cash flows from investing activities:
Additions to property, plant and equipment	(304.2)	(309.6)
Sale of property, plant and equipment	3.3	0.6
Purchase of marketable securities	—	(8.2)
Sale of marketable securities	—	8.2
Purchase of businesses, net of cash acquired	(230.6)	—
Proceeds from divestitures, net of cash divested	76.8	—
Proceeds from insurance recoveries	—	11.9
Other items	(2.5)	1.5
Net cash flows from investing activities	(457.2)	(295.6)
Cash flows from financing activities:
Issuance of short-term borrowings, maturities greater than 90 days	103.3	134.5
Repayment of short-term borrowings, maturities greater than 90 days	(103.3)	(146.6)
Net issuance (repayment) of other short-term borrowings, maturities less than or equal to 90 days	(52.6)	(461.7)
Issuance of long-term debt	—	500.0
Repayment of long-term debt	(274.8)	(766.8)
Debt issuance costs	—	(3.3)
Repurchase of Conagra Brands, Inc. common shares	(64.0)	—
Cash dividends paid	(502.2)	(492.0)
Exercise of stock options and issuance of other stock awards, including tax withholdings	(20.5)	(13.8)
Other items	(0.2)	(0.6)
Net cash flows from financing activities	(914.3)	(1,250.3)
Effect of exchange rate changes on cash and cash equivalents	(4.3)	—
Net change in cash and cash equivalents, including cash balances classified as assets held for sale	(29.6)	(14.6)
Less: Net change in cash balances classified as assets held for sale	(1.3)	0.2
Net change in cash and cash equivalents	(28.3)	(14.8)
Cash and cash equivalents at beginning of period	77.7	93.3
Cash and cash equivalents at end of period	$49.4	$78.5

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(columnar dollars in millions except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements of Conagra Brands, Inc. (the “Company”, “Conagra Brands”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. During the first and third quarters of fiscal 2025, we determined that certain assets and liabilities were held for sale. We have reclassified these assets and liabilities within our Condensed Consolidated Balance Sheets for all periods presented (see Note 3). In addition, certain other prior year amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on net income in our Condensed Consolidated Statements of Earnings. Certain costs previously classified as selling, general and administrative (“SG&A”) expenses have been reclassified to other intangible asset impairment charges and loss on divestitures in our Condensed Consolidated Statements of Earnings. All other adjustments are of a normal recurring nature. The results of operations for any quarter or a partial fiscal year period are not necessarily indicative of the results to be expected for other periods or the full fiscal year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended May 26, 2024. There were no significant changes to our accounting policies from those disclosed in Note 1, “Summary of Significant Accounting Policies”, to the Consolidated Financial Statements in that Form 10-K.

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

2. ACQUISITIONS

In July 2024, we acquired the manufacturing operations of an existing co-manufacturer of our cooking spray products, for a cash purchase price of $51.2 million, including working capital adjustments. Approximately $46.3 million of the purchase price has been classified as goodwill, which is deductible for income tax purposes. The settlement of certain pre-existing contractual agreements between Conagra and the co-manufacturer as part of the transaction resulted in a net gain of $3.4 million within selling, general and administrative expenses in fiscal 2025.

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

For each of these acquisitions, the amounts allocated to goodwill were primarily attributable to anticipated synergies, future growth opportunities, and other intangibles that do not qualify for separate recognition such as an assembled workforce. The results of each of these acquisitions, subsequent to the acquisition closings, are primarily included in the Grocery & Snacks segment and through February 23, 2025, were not material to our Condensed Consolidated Statements of Earnings.

Under the acquisition method of accounting, the assets acquired and liabilities assumed in these acquisitions were recorded at their respective estimated fair values at the date of acquisition. We expect to finalize the purchase price allocation in the fourth quarter of fiscal 2025.

3. DIVESTITURES AND ASSETS HELD FOR SALE

Divestitures

During the first quarter of fiscal 2025, we completed the sale of our 51.8% ownership stake in Agro Tech Foods Limited (“ATFL”) for net proceeds of $76.8 million. Prior to the transaction, our majority ownership of ATFL was consolidated within our International segment. We recognized a loss of $2.3 million on the sale within loss on divestitures in the first quarter of fiscal 2025. In connection with this divestiture, we also released $41.8 million and $38.0 million of currency translation losses from accumulated other comprehensive loss and noncontrolling interests, respectively. In the second quarter of fiscal 2024, we recognized an impairment charge of $34.2 million within loss on divestitures related to this business.

The assets and liabilities related to ATFL have been reclassified as assets and liabilities held for sale within our Condensed Consolidated Balance Sheet for the period presented prior to the divestiture. The assets and liabilities related to ATFL classified as held for sale reflected in our Condensed Consolidated Balance Sheet were as follows:

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

We have initiated plans to sell businesses with operating results primarily included within our Grocery & Snacks, Refrigerated & Frozen, and International segments. During the third quarter of fiscal 2025, these businesses met the criteria to be classified as held for sale. The assets and liabilities have been reclassified as assets and liabilities held for sale within our Condensed Consolidated Balance Sheets for all periods presented and are expected to be sold within twelve months of initiating our plans. As a result, based on our current estimates regarding these planned transactions, we recognized an impairment charge of $27.2 million in our Refrigerated & Frozen segment within loss on divestitures in the third quarter of fiscal 2025.

In addition, we actively market certain other assets from time to time. These assets have also been reclassified as assets held for sale within our Condensed Consolidated Balance Sheets for periods prior to the disposal of the individual asset groups.

The assets and liabilities currently classified as held for sale reflected in our Condensed Consolidated Balance Sheets were as follows:

	February 23, 2025	May 26, 2024
Current assets	$81.4	$101.5
Noncurrent assets (including goodwill of $247.5 million and $256.8 million, respectively)	529.8	561.8
Current liabilities	2.7	2.7
Noncurrent liabilities	0.9	2.9

4. RESTRUCTURING ACTIVITIES

See our Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended May 26, 2024 for additional information on our restructuring activities.

Conagra Restructuring Plan

From fiscal 2019 through February 23, 2025, we have approved $345.9 million ($90.1 million of cash charges and $255.8 million of non-cash charges) and recognized cumulative charges of $310.2 million as part of a restructuring plan to improve SG&A expense effectiveness and efficiencies and to optimize our supply chain network (the “Conagra Restructuring Plan”). In the third quarter and first three quarters of fiscal 2025, we recognized charges of $6.9 million and $90.7 million, respectively, in connection with the Conagra Restructuring Plan. In the third quarter and first three quarters of fiscal 2024, we recognized charges of $1.5 million and $28.9 million, respectively, in connection with the Conagra Restructuring Plan. We incur costs related to the Conagra Restructuring Plan over a multi-year period.

During the first three quarters of fiscal 2025, we recognized the following pre-tax expenses for the Conagra Restructuring Plan:

	Grocery &	Refrigerated
	Snacks	& Frozen	International	Corporate	Total
Accelerated depreciation	$2.2	$—	$—	$—	$2.2
Other cost of goods sold	2.3	5.2	(0.1)	—	7.4
Total cost of goods sold	4.5	5.2	(0.1)	—	9.6
Severance and related costs	0.1	6.1	(0.3)	2.4	8.3
Asset impairment (net of gains on disposal)	2.7	65.1	(1.9)	—	65.9
Contract/lease termination	1.2	—	0.3	0.1	1.6
Other SG&A	2.3	2.1	0.7	0.2	5.3
Total SG&A	6.3	73.3	(1.2)	2.7	81.1
Total	$10.8	$78.5	$(1.3)	$2.7	$90.7

Included in the above results are $18.2 million of charges that have resulted or will result in cash outflows and $72.5 million in non-cash charges.

Liabilities recorded for the Conagra Restructuring Plan and changes therein for the first three quarters of fiscal 2025 were as follows:

		Costs
		Incurred and
	Balance at	Charged to	Costs Paid or	Changes in	Balance at
	May 26, 2024	Expense	Otherwise Settled	Estimates	February 23, 2025
Severance and related costs	$9.8	$9.1	$(7.8)	$(0.8)	$10.3
Contract/lease termination	—	1.6	(1.6)	—	—
Other costs	0.6	8.3	(7.5)	—	1.4
Total	$10.4	$19.0	$(16.9)	$(0.8)	$11.7

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

Revolving Credit Facility

At February 23, 2025, we had a revolving credit facility (the “Revolving Credit Facility”) with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $2.0 billion (subject to increase to a maximum aggregate principal amount of $2.5 billion with consent of the lenders). The Revolving Credit Facility matures on August 26, 2027 and is unsecured. The Company may request the term of the Revolving Credit Facility be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. As of February 23, 2025, there were no outstanding borrowings under the Revolving Credit Facility.

Debt Covenants

The Revolving Credit Facility generally requires our ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest expense to be not less than 3.0 to 1.0 and our ratio of funded net debt to EBITDA not to exceed 4.5 to 1.0, with each ratio to be calculated on a rolling four-quarter basis. As of February 23, 2025, we were in compliance with all financial covenants under the Revolving Credit Facility.

Commercial Paper

As of February 23, 2025 and May 26, 2024, we had $535.0 million and $586.0 million, respectively, outstanding under our commercial paper program.

Interest Expense

Net interest expense consisted of:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 23, 2025	February 25, 2024	February 23, 2025	February 25, 2024
Long-term debt	$88.9	$103.9	$275.2	$314.7
Short-term debt	14.5	6.1	48.0	21.6
Interest income	(0.4)	(1.4)	(1.9)	(3.3)
Interest capitalized	(2.1)	(2.1)	(6.4)	(7.2)
	$100.9	$106.5	$314.9	$325.8

6. FINANCING ARRANGEMENTS

Supplier Financing Arrangements

In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. A number of factors may impact our future payment terms, including our relative creditworthiness, overall market liquidity, and changes in interest rates and other general economic conditions. Certain suppliers have access to third-party services that allow them to view our scheduled payments online and finance advances on our scheduled payments at the sole discretion of the supplier and the third-party. Our current payment terms with these suppliers, which we deem to be commercially reasonable, range up to 120 days. We have no direct financial relationship with the financial institutions utilized by the third parties, and we have pledged no assets in connection with our accounts payable programs. All amounts due to participating suppliers are paid to the third party on the original invoice due dates, regardless of whether a particular invoice was sold. Supplier participation in these agreements is voluntary. As of February 23, 2025 and May 26, 2024, $269.0 million and $334.1 million, respectively, of our total accounts and other payables were payable to suppliers who utilized these third-party services. The associated payments are included in net cash flows from operating activities within our Condensed Consolidated Statements of Cash Flows.

We have also concluded that certain obligations to our suppliers, including amounts due and scheduled payment terms, are impacted by these third-party service programs and these arrangements are classified as notes payable within our Condensed Consolidated Balance Sheets. The proceeds and payments associated with short-term borrowings are reflected as financing activities within our Condensed

Consolidated Statements of Cash Flows. As of both February 23, 2025 and May 26, 2024, we had approximately $43.2 million of short-term borrowings related to these arrangements.

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the first three quarters of fiscal 2025, excluding amounts classified as held for sale (see Note 3), was as follows:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Balance as of May 26, 2024	$4,486.8	$4,916.6	$202.4	$720.1	$10,325.9
Acquisitions	176.2	—	—	—	176.2
Currency translation	—	—	(2.3)	—	(2.3)
Balance as of February 23, 2025	$4,663.0	$4,916.6	$200.1	$720.1	$10,499.8

Other identifiable intangible assets, excluding amounts classified as held for sale, were as follows:

	February 23, 2025		May 26, 2024
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-amortizing intangible assets
Brands and trademarks	$1,853.7	$—	$1,816.8	$—
Amortizing intangible assets
Customer relationships and intellectual property	1,214.9	581.5	1,210.6	542.6
	$3,068.6	$581.5	$3,027.4	$542.6

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

As a result of our impairment tests, in the second quarter of fiscal 2025 we recognized impairment charges of $18.9 million for certain brands with continued lower than expected sales and profit margins. These charges were recorded within other intangible asset impairment charges in our Grocery & Snacks and Refrigerated & Frozen segments. There were no impairments to goodwill.

Amortizing intangible assets carry a remaining weighted average life of approximately 17 years. Amortization expense was $13.5 million and $40.4 million for the third quarter and first three quarters of fiscal 2025, respectively, and $13.4 million and $40.2 million for the third quarter and first three quarters of fiscal 2024, respectively. Based on amortizing assets recognized in our Condensed Consolidated Balance Sheet as of February 23, 2025, amortization expense is estimated to average $41.9 million for each of the next five years.

8. DERIVATIVE FINANCIAL INSTRUMENTS

See our Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended May 26, 2024, for additional information on our derivative activities.

Derivatives Designated as Cash Flow Hedges

During the first quarter of fiscal 2019, we entered into deal-contingent forward starting interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to help finance the acquisition of Pinnacle Foods, Inc. We settled these contracts during the second quarter of fiscal 2019 and deferred a $47.5 million gain in accumulated other comprehensive income that is being amortized as a reduction of interest expense over the lives of the related debt instruments. The unamortized amount at February 23, 2025 was $26.0 million.

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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 23, 2025	February 25, 2024	February 23, 2025	February 25, 2024
Gross derivative gains (losses) incurred	$8.0	$(8.3)	$12.0	$1.2
Less: Net derivative gains (losses) allocated to reporting segments	0.3	(1.5)	(5.3)	(8.4)
Net derivative gains (losses) recognized in general corporate expenses	$7.7	$(6.8)	$17.3	$9.6
Net derivative losses allocated to Grocery & Snacks	$(1.3)	$(0.6)	$(5.4)	$(3.8)
Net derivative losses allocated to Refrigerated & Frozen	(1.1)	(0.2)	(3.4)	(0.4)
Net derivative gains (losses) allocated to International	2.9	(0.7)	4.2	(4.3)
Net derivative gains (losses) allocated to Foodservice	(0.2)	—	(0.7)	0.1
Net derivative gains (losses) included in segment operating profit	$0.3	$(1.5)	$(5.3)	$(8.4)

The fair values of our derivative positions were not material as of  February 23, 2025 and were Level 1 or Level 2 assets or liabilities in the fair value hierarchy (see Note 16 for further information). We have not significantly changed our valuation techniques from prior periods.

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Condensed Consolidated Statements of Earnings were as follows:

	Location in Condensed Consolidated Statements of Earnings of Gains (Losses)	Gains (Losses) Recognized on Derivatives in Condensed Consolidated Statements of Earnings for the Thirteen Weeks Ended
Derivatives Not Designated as Hedging Instruments	Recognized on Derivatives	February 23, 2025	February 25, 2024
Commodity contracts	Cost of goods sold	$6.4	$(6.6)
Foreign exchange contracts	Cost of goods sold	1.6	(1.7)
Total gains (losses) from derivative instruments not designated as hedging instruments		$8.0	$(8.3)

	Location in Condensed Consolidated Statements of Earnings of Gains (Losses)	Gains (Losses) Recognized on Derivatives in Condensed Consolidated Statements of Earnings for the Thirty-Nine Weeks Ended
Derivatives Not Designated as Hedging Instruments	Recognized on Derivatives	February 23, 2025	February 25, 2024
Commodity contracts	Cost of goods sold	$2.0	$5.0
Foreign exchange contracts	Cost of goods sold	10.0	(3.8)
Total gains from derivative instruments not designated as hedging instruments		$12.0	$1.2

As of February 23, 2025, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $65.4 million for purchase contracts. As of May 26, 2024, our open commodity contracts had a notional value of $88.2 million for purchase contracts and $11.0 million for sales contracts. The notional amount of our foreign currency forward contracts as of February 23, 2025 and May 26, 2024 was $83.9 million and $101.5 million, respectively.

9. SHARE-BASED PAYMENTS

For the third quarter and first three quarters of fiscal 2025, we recognized total stock-based compensation expense (including restricted stock units and performance shares) of $6.3 million and $36.1 million, respectively. For the third quarter and first three quarters of fiscal 2024, we recognized total stock-based compensation expense of $15.2 million and $18.7 million, respectively. In the first three quarters of fiscal 2025, we granted 2.2 million restricted stock units at a weighted average grant date price of $29.81 per share unit and 0.7 million performance shares at a weighted average grant date price of $29.86 per share.

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

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 23, 2025	February 25, 2024	February 23, 2025	February 25, 2024
Net income attributable to Conagra Brands, Inc. common stockholders:	$145.1	$308.6	$896.4	$914.5
Weighted average shares outstanding:
Basic weighted average shares outstanding	478.1	478.8	478.4	478.5
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	1.2	1.2	1.3	1.4
Diluted weighted average shares outstanding	479.3	480.0	479.7	479.9

For the third quarter and first three quarters of fiscal 2025, there were 1.6 million and 1.3 million stock options outstanding, respectively, that were excluded from the computation of diluted weighted average shares because the effect was antidilutive. For the third quarter and first three quarters of fiscal 2024, there were 1.3 million and 1.1 million stock options outstanding, respectively, that were excluded from the computation.

11. INVENTORIES

The major classes of inventories were as follows:

	February 23, 2025	May 26, 2024
Raw materials and packaging	$297.2	$297.8
Work in process	281.3	277.1
Finished goods	1,264.8	1,301.0
Supplies and other	111.2	105.6
Total	$1,954.5	$1,981.5

12. INCOME TAXES

In the third quarter of fiscal 2025 and 2024, we recognized income tax expense of $43.9 million and $95.9 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 23.3% and 23.7% for the third quarter of fiscal 2025 and 2024, respectively. In the first three quarters of fiscal 2025 and 2024, we recognized an income tax benefit of $33.5 million and income tax expense of $297.1 million, respectively. The effective tax rate was (3.9)% and 24.5% for the first three quarters of fiscal 2025 and 2024, respectively.

The effective tax rate in the third quarter of fiscal 2025 reflected additional tax expense associated with non-deductible goodwill related to assets held for sale for which an impairment charge was recognized. During the third quarter of fiscal 2025, goodwill impairment charges totaling $8.3 million were recognized with no associated tax benefit.

The effective tax rate in the first three quarters of fiscal 2025 reflected the above-cited items, as well as a $9.1 million benefit from the settlement of tax issues that were previously reserved and a $220.8 million deferred tax benefit related to the release of valuation allowances booked against certain deferred tax assets. Recent interactions with the U.S. Internal Revenue Service (IRS) regarding certain elections that had previously been under IRS review make the realization of certain deferred tax assets likely. The realization of these deferred tax assets allows for both current and future tax deductions through 2036.

The effective tax rate in the first three quarters of fiscal 2024 reflected the impact of an impairment of goodwill that is non-deductible for tax purposes, and tax expense associated with no longer asserting permanent reinvestment of a foreign subsidiary when we reclassified certain assets and liabilities to held for sale. During the first three quarters of fiscal 2024, goodwill impairment charges totaling $20.7 million were recognized with no associated tax benefit.

We have previously made the assessment that the current earnings of certain foreign subsidiaries were not indefinitely reinvested or that we could not remit to the U.S. parent in a tax-neutral transaction. Accordingly, we have recorded a deferred tax liability of $2.2 million on approximately $43.1 million of cumulative earnings as of February 23, 2025. The deferred tax liability relates to local withholding taxes that will be owed when this cash is distributed. In the first quarter of fiscal 2025, we paid $16.9 million of withholding taxes previously accrued in connection with the restructuring of our ownership interest in Ardent Mills.

13. CONTINGENCIES

Litigation Matters

We are a party to certain litigation matters as a result of our acquisition of Beatrice Company (“Beatrice”) in fiscal 1991, including litigation proceedings related to lead-based pigment businesses divested by Beatrice prior to our acquisition. These lawsuits have generally sought damages for personal injury, property damage, economic loss, and governmental expenditures allegedly caused by the use of lead-based paint. We have denied liability, both on the merits of the claims and on the basis that we do not believe we are the successor to any such liability. In one such action, we agreed to pay $101.7 million, in seven annual installments from fiscal 2020 through fiscal 2026 (of which $85.0 million had been paid as of February 23, 2025), as part of a 2019 settlement, which also included a guarantee of up to $15.0 million in payments to be made in the event of default by a co-defendant, NL Industries, Inc. We had accrued $16.9 million within other accrued liabilities as of February 23, 2025 and $28.9 million ($11.8 million within other accrued liabilities and $17.1 million within other noncurrent liabilities) as of May 26, 2024.

We are party to a number of matters asserting product liability claims against the Company related to certain Pam® and other cooking spray products. These lawsuits generally seek damages for personal injuries allegedly caused by defects in the design, manufacture, or safety warnings of our cooking spray products and we have denied liability, however, we cannot predict with certainty the results of these proceedings. For example, during fiscal 2024, a jury entered a verdict against the Company for $3.1 million in compensatory damages and $4.0 million in punitive damages in one of these lawsuits captioned Reese v. Conagra Brands, Inc., et al. The Company believes adequate provision has been made in its Condensed Consolidated Financial Statements for all probable and reasonably estimable losses for the litigation related to the cooking spray products based on information available to us at the time of our evaluation. Additionally, we have put the applicable insurance carriers on notice of these cooking spray matters and had recognized a related insurance receivable of $71.7 million ($54.6 million within receivables and $17.1 million within other assets) as of February 23, 2025 and $14.7 million ($7.1 million within receivables and $7.6 million within other assets) as of May 26, 2024 in connection with a settlement agreement with two of these insurance carriers.

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

Our accrual for all litigation matters, including those matters described above that are probable and estimable, was $203.8 million ($159.5 million within other accrued liabilities and $44.3 million within other noncurrent liabilities) as of February 23, 2025 and $76.3 million ($30.4 million within other accrued liabilities and $45.9 million within other noncurrent liabilities) as of May 26, 2024.

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

We are a party to certain environmental proceedings relating to businesses divested by Beatrice prior to our acquisition in fiscal 1991, including litigation and administrative proceedings involving Beatrice’s possible status as a potentially responsible party at approximately 35 Superfund, proposed Superfund, or state-equivalent sites (the “Beatrice sites”). The Beatrice sites consist of locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, polychlorinated biphenyls, acids, lead, sulfur, tannery wastes, and/or other contaminants. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $36.7 million ($3.2 million within other accrued liabilities and $33.5 million within other noncurrent liabilities) as of February 23, 2025 and $39.3 million ($3.3 million within other accrued liabilities and $36.0 million within other noncurrent liabilities) as of May 26, 2024, a majority of which relates to the Superfund and state-equivalent sites referenced above.

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

During the second quarter of fiscal 2024, the Company provided a voluntary lump-sum settlement offer to certain vested participants in the salaried and hourly pension plans in order to reduce a portion of the pension obligation. During the third quarter of fiscal 2024, approximately $135 million was distributed from the pension plan assets in connection with this offer. The lump-sum settlement did exceed our service and interest cost for our hourly pension plans, which required a remeasurement in the third quarter of fiscal 2024. In connection with the remeasurement, we updated the effective discount rate assumption for the impacted pension plan obligations from 5.52% to 5.20%, as of December 31, 2023. The settlement and related remeasurement resulted in the recognition of an immaterial settlement loss, reflected in pension and postretirement non-service income (expense), as well as a loss in other comprehensive income (loss) totaling $6.8 million in the third quarter of fiscal 2024.

Components of pension and postretirement plan costs (benefits) are:

	Pension Plans
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 23, 2025	February 25, 2024	February 23, 2025	February 25, 2024
Service cost	$1.4	$1.5	$4.1	$4.4
Interest cost	34.4	36.1	101.8	109.5
Expected return on plan assets	(37.0)	(35.3)	(109.4)	(106.9)
Amortization of prior service cost	0.4	0.4	1.2	1.2
Settlement loss	—	1.1	—	1.1
Pension cost (benefit) — Company plans	(0.8)	3.8	(2.3)	9.3
Pension cost (benefit) — multi-employer plans	2.1	2.1	7.3	6.9
Total pension cost (benefit)	$1.3	$5.9	$5.0	$16.2

	Postretirement Plans
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 23, 2025	February 25, 2024	February 23, 2025	February 25, 2024
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.6	0.7	1.8	2.0
Amortization of prior service cost (benefit)	(0.4)	(0.4)	(1.3)	(1.2)
Recognized net actuarial gain	(1.1)	(1.2)	(3.4)	(3.6)
Total postretirement cost (benefit)	$(0.9)	$(0.9)	$(2.8)	$(2.7)

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

During the third quarter and first three quarters of fiscal 2025, we contributed $3.2 million and $9.1 million, respectively, to our pension plans and contributed $1.7 million and $5.1 million, respectively, to our postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $2.6 million to our pension plans during the remainder of fiscal 2025. We anticipate making further contributions of approximately $1.5 million to our postretirement plans during the remainder of fiscal 2025. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.

15. STOCKHOLDERS’ EQUITY

The following table presents a reconciliation of our stockholders’ equity accounts for the thirty-nine weeks ended February 23, 2025:

	Conagra Brands, Inc. Stockholders' Equity
					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Loss	Stock	Interests	Equity
Balance at May 26, 2024	584.2	$2,921.2	$2,363.2	$6,276.3	$(35.5)	$(3,084.8)	$70.9	$8,511.3
Stock option and incentive plans			(33.5)	(0.5)		34.8		0.8
Currency translation adjustments					22.5		38.0	60.5
Repurchase of common shares						(64.0)		(64.0)
Derivative adjustments					(3.3)			(3.3)
Activities of noncontrolling interests							(108.9)	(108.9)
Pension and postretirement healthcare benefits					0.2			0.2
Dividends declared on common stock; $0.35 per share				(167.8)				(167.8)
Net income attributable to Conagra Brands, Inc.				466.8				466.8
Balance at August 25, 2024	584.2	$2,921.2	$2,329.7	$6,574.8	$(16.1)	$(3,114.0)	$—	$8,695.6
Stock option and incentive plans			7.8	(0.3)		1.3		8.8
Currency translation adjustments					(19.4)			(19.4)
Derivative adjustments					(1.0)			(1.0)
Pension and postretirement healthcare benefits					(0.8)			(0.8)
Dividends declared on common stock; $0.35 per share				(167.0)				(167.0)
Net income attributable to Conagra Brands, Inc.				284.5				284.5
Balance at November 24, 2024	584.2	$2,921.2	$2,337.5	$6,692.0	$(37.3)	$(3,112.7)	$—	$8,800.7
Stock option and incentive plans			4.8	(0.1)		1.3		6.0
Currency translation adjustments					(4.4)			(4.4)
Derivative adjustments					(0.3)			(0.3)
Pension and postretirement healthcare benefits					(0.9)			(0.9)
Dividends declared on common stock; $0.35 per share				(167.1)				(167.1)
Net income attributable to Conagra Brands, Inc.				145.1				145.1
Balance at February 23, 2025	584.2	$2,921.2	$2,342.3	$6,669.9	$(42.9)	$(3,111.4)	$—	$8,779.1

The following table presents a reconciliation of our stockholders’ equity accounts for the thirty-nine weeks ended February 25, 2024:

	Conagra Brands, Inc. Stockholders' Equity
					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Loss	Stock	Interests	Equity
Balance at May 28, 2023	584.2	$2,921.2	$2,376.9	$6,599.4	$(44.4)	$(3,116.3)	$70.5	$8,807.3
Stock option and incentive plans			(42.9)	1.1		25.6		(16.2)
Currency translation adjustments					10.7		(0.1)	10.6
Derivative adjustments					1.6			1.6
Activities of noncontrolling interests							0.2	0.2
Pension and postretirement healthcare benefits					(0.8)			(0.8)
Dividends declared on common stock; $0.35 per share				(167.3)				(167.3)
Net income attributable to Conagra Brands, Inc.				319.7				319.7
Balance at August 27, 2023	584.2	$2,921.2	$2,334.0	$6,752.9	$(32.9)	$(3,090.7)	$70.6	$8,955.1
Stock option and incentive plans			5.6	(0.4)		1.1	0.3	6.6
Currency translation adjustments					(5.6)		(0.7)	(6.3)
Derivative adjustments					0.8			0.8
Pension and postretirement healthcare benefits					(1.0)			(1.0)
Dividends declared on common stock; $0.35 per share				(167.2)				(167.2)
Net income attributable to Conagra Brands, Inc.				286.2				286.2
Balance at November 26, 2023	584.2	$2,921.2	$2,339.6	$6,871.5	$(38.7)	$(3,089.6)	$70.2	$9,074.2
Stock option and incentive plans			14.1	(1.0)		1.7		14.8
Currency translation adjustments					4.6		0.2	4.8
Derivative adjustments					(4.1)			(4.1)
Activities of noncontrolling interests							0.2	0.2
Pension and postretirement healthcare benefits					(5.6)			(5.6)
Dividends declared on common stock; $0.35 per share				(167.4)				(167.4)
Net income attributable to Conagra Brands, Inc.				308.6				308.6
Balance at February 25, 2024	584.2	$2,921.2	$2,353.7	$7,011.7	$(43.8)	$(3,087.9)	$70.6	$9,225.5

The following table details the accumulated balances for each component of other comprehensive loss, net of tax:

	February 23, 2025	May 26, 2024
Currency translation losses, net of reclassification adjustments	$(90.5)	$(89.2)
Derivative adjustments, net of reclassification adjustments	24.6	29.2
Pension and postretirement benefit obligations, net of reclassification adjustments	23.0	24.5
Accumulated other comprehensive loss	$(42.9)	$(35.5)

The following tables summarize the reclassifications from accumulated other comprehensive income (loss) into income:

			Affected Line Item in the Condensed Consolidated Statement of
	Thirteen Weeks Ended		Earnings[1]
	February 23, 2025	February 25, 2024
Net derivative adjustments:
Cash flow hedges	$(0.7)	$(0.9)	Interest expense, net
Cash flow hedges	(0.9)	(1.2)	Equity method investment earnings
	(1.6)	(2.1)	Total before tax
	0.4	0.5	Income tax expense
	$(1.2)	$(1.6)	Net of tax
Pension and postretirement liabilities:
Pension settlement	$—	$1.1	Pension and postretirement non-service income
Net prior service cost (benefit)	(0.1)	—	Pension and postretirement non-service income
Net actuarial gain	(1.1)	(1.2)	Pension and postretirement non-service income
	(1.2)	(0.1)	Total before tax
	0.3	—	Income tax expense
	$(0.9)	$(0.1)	Net of tax

			Affected Line Item in the Condensed Consolidated Statement of
	Thirty-Nine Weeks Ended		Earnings[1]
	February 23, 2025	February 25, 2024
Net derivative adjustments:
Cash flow hedges	$(2.0)	$(2.7)	Interest expense, net
Cash flow hedges	(3.3)	(3.5)	Equity method investment earnings
	(5.3)	(6.2)	Total before tax
	1.3	1.5	Income tax expense
	$(4.0)	$(4.7)	Net of tax
Pension and postretirement liabilities:
Pension settlement	$—	$1.1	Pension and postretirement non-service income
Net prior service cost (benefit)	(0.1)	—	Pension and postretirement non-service income
Net actuarial gain	(3.4)	(3.6)	Pension and postretirement non-service income
	(3.5)	(2.5)	Total before tax
	0.9	0.6	Income tax expense
	$(2.6)	$(1.9)	Net of tax

Currency translation losses	$41.8	$—	Selling, general and administrative expenses [2]
	41.8	—	Total before tax
	—	—	Income tax expense
	$41.8	$—	Net of tax

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 23, 2025:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$2.8	$3.2	$—	$6.0
Deferred compensation assets	6.1	—	—	6.1
Available-for-sale debt securities	—	—	2.5	2.5
Total assets	$8.9	$3.2	$2.5	$14.6
Liabilities:
Derivative liabilities	$—	$—	$—	$—
Deferred compensation liabilities	71.2	—	—	71.2
Total liabilities	$71.2	$—	$—	$71.2

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

Impairment of Assets Held for Sale

In the third quarter of fiscal 2025, we recognized an impairment charge totaling $27.2 million in our Refrigerated & Frozen segment. The impairment was measured based upon the estimated sales price of the disposal group (see Note 3).

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

Other Asset Impairments

In the second quarter of fiscal 2025, we recognized charges of $64.7 million in our Refrigerated & Frozen segment for the impairment of certain long-lived assets based upon a discounted cash flow valuation model and included in restructuring activities (see Note 4). The impairments were based upon management’s intent to exit a manufacturing facility which became probable in the second quarter of fiscal 2025, which reduced the future expected cash flows to be generated at this facility.

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

Long-Term Debt Fair Value

The carrying amount of long-term debt (including current installments) was $7.27 billion and $7.51 billion as of February 23, 2025 and May 26, 2024, respectively. Based on current market rates, the fair value of this debt (level 2 liabilities) at February 23, 2025 and May 26, 2024 was estimated at $7.12 billion and $7.26 billion, respectively.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 23, 2025	February 25, 2024	February 23, 2025	February 25, 2024
Net sales
Grocery & Snacks	$1,245.4	$1,286.0	$3,749.1	$3,784.0
Refrigerated & Frozen	1,115.6	1,202.4	3,540.5	3,692.5
International	223.9	271.7	726.4	811.5
Foodservice	256.1	272.8	815.0	857.0
Total net sales	$2,841.0	$3,032.9	$8,831.0	$9,145.0
Operating profit
Grocery & Snacks	$237.6	$299.3	$779.9	$837.2
Refrigerated & Frozen	95.7	201.5	374.3	620.9
International	33.1	42.2	107.6	71.8
Foodservice	28.6	35.4	99.5	117.5
Total operating profit	$395.0	$578.4	$1,361.3	$1,647.4
Equity method investment earnings	47.4	41.2	125.0	131.0
General corporate expense	155.6	107.0	317.7	238.5
Pension and postretirement non-service income (expense)	3.1	(1.4)	9.3	(2.1)
Interest expense, net	100.9	106.5	314.9	325.8
Income tax expense (benefit)	43.9	95.9	(33.5)	297.1
Net income	$145.1	$308.8	$896.5	$914.9
Less: Net income attributable to noncontrolling interests	—	0.2	0.1	0.4
Net income attributable to Conagra Brands, Inc.	$145.1	$308.6	$896.4	$914.5

The following table presents further disaggregation of our net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 23, 2025	February 25, 2024	February 23, 2025	February 25, 2024
Frozen	$944.4	$1,021.8	$2,998.0	$3,076.3
Staples
Other shelf-stable	717.5	750.1	2,158.8	2,174.9
Refrigerated	171.2	180.6	542.5	616.2
Snacks	527.9	535.9	1,590.3	1,609.1
Foodservice	256.1	272.8	815.0	857.0
International	223.9	271.7	726.4	811.5
Total net sales	$2,841.0	$3,032.9	$8,831.0	$9,145.0

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

Assets by Segment

The majority of our manufacturing assets are shared across multiple reporting segments. Output from these facilities used by each reporting segment can change over time. Also, working capital balances are not tracked by reporting segment. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment. Total depreciation expense was $84.8 million and $254.5 million for the third quarter and first three quarters of fiscal 2025, respectively. Total depreciation expense was $82.4 million and $251.5 million for the third quarter and first three quarters of fiscal 2024, respectively.

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

Readers of this report should understand that these forward-looking statements are not guarantees of performance or results. Forward-looking statements provide our current expectations and beliefs concerning future events and are subject to risks, uncertainties, and factors relating to our business and operations, all of which are difficult to predict and could cause our actual results to differ materially from the expectations expressed in or implied by such forward-looking statements. These risks, uncertainties, and factors include, among other things: risks associated with general economic and industry conditions, including inflation, reduced consumer confidence and spending, recessions, increased energy costs, supply chain challenges, increased tariffs and taxes, labor cost increases or shortages, currency rate fluctuations, and geopolitical conflicts; risks related to our ability to deleverage on currently anticipated timelines, and to continue to access capital on acceptable terms or at all; risks related to the Company’s competitive environment, cost structure, and related market conditions; risks related to our ability to execute operating and value creation plans and achieve returns on our investments and targeted operating efficiencies from cost-saving initiatives, and to benefit from trade optimization programs; risks related to the availability and prices of commodities and other supply chain resources, including raw materials, packaging, energy, and transportation, weather conditions, health pandemics or outbreaks of disease, actual or threatened hostilities or war, or other geopolitical uncertainty; risks related to our ability to respond to changing consumer preferences and the success of our innovation and marketing investments; risks associated with actions by our customers, including changes in distribution and purchasing terms; risks related to the effectiveness of our hedging activities and ability to respond to volatility in commodities; disruptions or inefficiencies in our supply chain and/or operations; risks related to the ultimate impact of, including reputational harm caused by, any product recalls and product liability or labeling litigation, including litigation related to lead-based paint and pigment and cooking spray;  risks related to the seasonality of our business; risks associated with our co-manufacturing arrangements and other third-party service provider dependencies; risks associated with actions of governments and regulatory bodies that affect our businesses, including the ultimate impact of new or revised regulations or interpretations including to address climate change; risks related to the Company’s ability to execute on its strategies or achieve expectations related to environmental, social, and governance matters, including as a result of evolving legal, regulatory, and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon pricing or carbon taxes; risks related to a material failure in or breach of our or our vendors’ information technology systems and other cybersecurity incidents; risks related to our ability to identify, attract, hire, train, retain and develop qualified personnel; risk of increased pension, labor or people-related expenses; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges; risk relating to our ability to protect our intellectual property rights; risks relating to acquisition, divestiture, joint venture or investment activities; the amount and timing of future dividends, which remain subject to Board approval and depend on market and other conditions; the amount and timing of future stock repurchases; and other risks described in our reports filed from time to time with the Securities and Exchange Commission (the “SEC”). We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility to update these statements, except as required by law.

The discussion that follows should be read together with the unaudited Condensed Consolidated Financial Statements and related notes contained in this report and with the financial statements, related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended May 26, 2024 and subsequent filings with the SEC. Results for the third quarter of fiscal 2025 are not necessarily indicative of results that may be attained in the future.

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

Fiscal 2025 Third Quarter Results

In the third quarter of fiscal 2025, results reflected a decrease in net sales, with organic (excludes the impact of acquisitions, divestitures, and foreign exchange) decreases in each segment when compared to the third quarter of fiscal 2024. Overall gross profit decreased primarily due to the impacts of lower net sales, input cost inflation, and unfavorable operating leverage, partially offset by productivity. Overall segment operating profit decreased in all of our segments compared to the prior year. Corporate expenses and selling, general and administrative (“SG&A”) expenses were higher primarily due to items impacting comparability, as discussed below, partially offset by lower incentive compensation expense. We recognized higher equity method investment earnings, lower interest expense, and lower income tax expense, in each case compared to the third quarter of fiscal 2024. Excluding items impacting comparability, our effective tax rate was slightly lower than the third quarter of fiscal 2024.

Diluted earnings per share in the third quarter of fiscal 2025 and 2024 was $0.30 and $0.64, respectively. Diluted earnings per share was affected by lower net income in the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024.

Trends Impacting Our Business

Our industry continues to be impacted by shifting consumer behavior, commodity cost fluctuations, exchange rate volatility, labor cost inflation, input cost inflation, supply chain pressures, and other global macroeconomic challenges. Through the third quarter of fiscal 2025, we experienced a moderate amount of input cost inflation and negative impacts from foreign exchange rates, which we were able to partially offset through our on-going productivity initiatives.

Our industry is anticipating increased supply chain challenges, commodity cost volatility, and consumer and economic uncertainty due to rapid changes in global trade policies including announced tariff increases and potential additional tariff increases. We expect consumer trends to continue to evolve and our volumes to improve over time, however, economic pressures on consumers, including the challenges of high inflation and the impact of increased tariffs, may continue to negatively impact our volumes through the remainder of fiscal 2025. We also expect foreign exchange rates to continue to negatively impact our earnings through the remainder of fiscal 2025. We will continue to evaluate the evolving macroeconomic environment to take action to mitigate the impact on our business, consolidated results of operations, and financial condition.

Items Impacting Comparability

Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and foreign currency exchange rate risks of anticipated transactions is discussed in further detail in Note 8, “Derivative Financial Instruments”, to the Condensed Consolidated Financial Statements contained in this report. We had $7.7 million of derivative gains and $6.8 million of derivative losses in the third quarter of fiscal 2025 and 2024, respectively, and $17.3 million and $9.6 million of derivative gains in the first three quarters of fiscal 2025 and 2024, respectively, which were included in general corporate expenses and reflected as items impacting comparability.

Other items of note impacting comparability for the third quarter of fiscal 2025 included the following:

●	net charges totaling $95.8 million ($72.3 million after-tax) related to legacy legal matters,
●	charges totaling $27.2 million ($22.9 million after-tax) related to the impairment of a business held for sale, and
●	charges totaling $6.9 million ($5.1 million after-tax) in connection with our restructuring plans.

Items of note impacting comparability for the third quarter of fiscal 2024 included the following:

●	charges of $17.9 million ($13.6 million after-tax) related to legacy legal matters.

Items of note impacting comparability for the first three quarters of fiscal 2025 included the following:

●	an income tax benefit of $225.8 million primarily associated with the release of valuation allowances on certain deferred tax assets based upon interactions with the taxing authorities,
●	charges totaling $90.7 million ($68.7 million after-tax) in connection with our restructuring plans,
●	net charges totaling $99.2 million ($74.9 million after-tax) related to legacy legal matters,
●	charges totaling $27.2 million ($22.9 million after-tax) related to the impairment of a business held for sale,
●	charges of $18.9 million ($14.5 million after-tax) related to the impairments of certain brand intangible assets,

●	a gain of $17.0 million ($12.8 million after-tax) associated with insurance proceeds from the previous fire that occurred at one of our manufacturing facilities, and
●	charges of $3.6 million ($2.7 million after-tax) related to restructuring activities of the Ardent Mills joint venture.

Items of note impacting comparability for the first three quarters of fiscal 2024 included the following:

●	a charge of $34.2 million ($34.2 million after-tax) related to the impairment of a business held for sale,
●	charges of $31.9 million ($24.0 million after-tax) related to legacy legal matters, and
●	charges totaling $29.6 million ($22.0 million after-tax) in connection with our restructuring plans.

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

Net Sales

	Net Sales
($ in millions)	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
Reporting Segment	February 23, 2025	February 25, 2024	% Inc (Dec)	February 23, 2025	February 25, 2024	% Inc (Dec)
Grocery & Snacks	$1,245.4	$1,286.0	(3.2)%	$3,749.1	$3,784.0	(0.9)%
Refrigerated & Frozen	1,115.6	1,202.4	(7.2)%	3,540.5	3,692.5	(4.1)%
International	223.9	271.7	(17.6)%	726.4	811.5	(10.5)%
Foodservice	256.1	272.8	(6.1)%	815.0	857.0	(4.9)%
Total	$2,841.0	$3,032.9	(6.3)%	$8,831.0	$9,145.0	(3.4)%

Net sales for the third quarter and first three quarters of fiscal 2025 in our Grocery & Snacks segment included a decrease in price/mix of 2.6% and 0.6%, respectively, excluding the impact of acquisitions, when compared to the third quarter and first three quarters of fiscal 2024. Price/mix was impacted by an increase in strategic trade investments and the unfavorable impact of a $10.6 million change in estimate associated with our fiscal 2025 second quarter trade accrual. Volume decreased by 1.3% and 0.9% for the third quarter and first three quarters of 2025 when compared to the third quarter and first three quarters of 2024. The acquisitions of Sweetwood Smoke & Co. in August 2024 and an existing co-manufacturer of our cooking spray products in July 2024 contributed $9.7 million and $23.3 million to our Grocery & Snacks segment net sales during the third quarter and first three quarters of fiscal 2025, respectively.

Net sales for the third quarter and first three quarters of fiscal 2025 in our Refrigerated & Frozen segment reflected a decrease in price/mix of 4.2% and 3.8%, respectively, when compared to the third quarter and first three quarters of fiscal 2024, primarily attributable to an increase in strategic trade investments and the unfavorable impact of a $9.4 million change in estimate associated with our fiscal 2025 second quarter trade accrual. Volume decreased by 3.0% and 0.3% for the third quarter and first three quarters of fiscal 2025, respectively, when compared to the third quarter and first three quarters of fiscal 2024. In the third quarter of fiscal 2025, the largest impact to our volumes was a result of supply constraints impacting the company’s frozen meals containing chicken and frozen vegetable products. Additionally, we estimate that net sales during the first three quarters of fiscal 2025 were impacted by approximately $24 million due to temporary manufacturing disruptions in our Hebrew National® business during the key grilling season.

Net sales for the third quarter of fiscal 2025 in our International segment reflected an 8.5% decrease due to unfavorable foreign exchange rates, a 5.6% decrease in volumes, and a 4.4% increase in price/mix, in each case compared to the third quarter of fiscal 2024. Net sales for the first three quarters of fiscal 2025 reflected a 5.2% decrease due to unfavorable foreign exchange rates, a 3.6% increase in price/mix, and a 3.2% decrease in volumes, in each case compared to the first three quarters of fiscal 2024. The unfavorable foreign exchange rates were primarily due to the devaluation of the Mexican Peso relative to the US dollar. The third quarter of fiscal 2024 included $23.9 million of net sales related to our ownership stake in Agro Tech Foods Limited (“ATFL”), which was sold in the first quarter of fiscal 2025. The first three quarters of fiscal 2025 and 2024 included $23.6 million and $72.4 million, respectively, of net sales related to ATFL.

Net sales for the third quarter and first three quarters of fiscal 2025 in our Foodservice segment reflected a decrease in volumes of 10.0% and 8.3%, respectively, excluding the impact of acquisitions, when compared to the third quarter and first three quarters of fiscal 2024. The decrease in volumes was driven by the ongoing softness in restaurant traffic and the impact of lost business from the prior year. Price/mix increased by 3.7% and 3.3%, compared to the third quarter and first three quarters of fiscal 2024, respectively, reflecting inflation-driven pricing. Additionally, we estimate that net sales in our Foodservice segment during the first three quarters of fiscal 2025 were impacted by approximately $3 million due to the temporary manufacturing disruptions in our Hebrew National® business.

SG&A Expenses (includes general corporate expenses)

SG&A expenses totaled $443.7 million for the third quarter of fiscal 2025, an increase of $56.3 million, as compared to the third quarter of fiscal 2024. SG&A expenses for the third quarter of fiscal 2025 reflected the following:

Items impacting comparability of earnings

●	net charges of $95.8 million related to legacy legal matters and
●	net charges of $5.6 million in connection with our restructuring plans.

Other changes in expenses compared to the third quarter of fiscal 2024

●	a decrease in short-term incentive expense of $17.0 million and a decrease in share-based payment expense of $9.0 million, primarily due to a decrease in the level of achievement of certain performance targets and volatility between periods in our share price,
●	a decrease in consulting and professional fees of $4.5 million, partially due to implementation of a new enterprise resource planning software system in Mexico in the prior year,
●	a decrease in advertising and promotion expense of $4.2 million, and
●	an increase in salary, wage, and fringe benefit expense of $3.6 million.

SG&A expenses for the third quarter of fiscal 2024 included the following items impacting comparability of earnings:

●	charges of $17.9 million related to legacy legal matters and
●	a net gain of $2.2 million primarily associated with insurance proceeds from the previous fire that occurred at one of our manufacturing facilities.

SG&A expenses totaled $1.20 billion for the first three quarters of fiscal 2025, an increase of $118.9 million, as compared to the first three quarters of fiscal 2024. SG&A expenses for the first three quarters of fiscal 2025 reflected the following:

Items impacting comparability of earnings

●	net charges of $81.1 million in connection with our restructuring plans and
●	net charges of $99.2 million related to legacy legal matters.

Other changes in expenses compared to the first three quarters of fiscal 2024

●	a decrease in short-term incentive expense of $24.2 million,
●	an increase in share-based payment expense of $17.2 million primarily due to volatility between periods in our share price and a decrease in the estimated level of achievement of certain performance targets in the prior year,
●	a decrease in advertising and promotion expense of $15.7 million,
●	an increase in salary, wage, and fringe benefit expense of $11.8 million, and
●	a decrease in consulting and professional fees of $10.5 million, partially due to implementation of a new enterprise resource planning software system in Mexico in the prior year.

SG&A expenses for the first three quarters of fiscal 2024 included the following items impacting comparability of earnings:

●	charges of $31.9 million related to legacy legal matters,
●	net charges of $21.4 million in connection with our restructuring plans, and
●	a net gain of $8.1 million primarily associated with insurance proceeds from the previous fire that occurred at one of our manufacturing facilities.

Segment Operating Profit (Earnings before general corporate expenses, pension and postretirement non-service income (expense), interest expense, net, income taxes, and equity method investment earnings)

	Operating Profit
($ in millions)	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
Reporting Segment	February 23, 2025	February 25, 2024	% Inc (Dec)	February 23, 2025	February 25, 2024	% Inc (Dec)
Grocery & Snacks	$237.6	$299.3	(20.6)%	$779.9	$837.2	(6.8)%
Refrigerated & Frozen	95.7	201.5	(52.5)%	374.3	620.9	(39.7)%
International	33.1	42.2	(21.5)%	107.6	71.8	49.8%
Foodservice	28.6	35.4	(19.2)%	99.5	117.5	(15.3)%

Operating profit in our Grocery & Snacks segment for the third quarter and first three quarters of fiscal 2025 reflected a decrease in gross profits of $53.9 million and $47.1 million, respectively, compared to the third quarter and first three quarters of fiscal 2024. The decrease in gross profit was driven by the decrease in net sales discussed above, the impacts of input cost inflation, and unfavorable operating leverage, partially offset by productivity. In addition, we recognized a benefit of $1.6 million and $11.3 million in the third quarter and first three quarters of fiscal 2025 and $7.4 million in the third quarter and first three quarters of fiscal 2024 related to insurance proceeds for lost sales from our fiscal 2023 brand recall on Armour Star®. Operating profit in our Grocery & Snacks segment for the third quarter of fiscal 2025 and 2024 included charges of $4.8 million and $0.2 million, respectively, related to our restructuring plans. Operating profit in our Grocery & Snacks segment for the first three quarters of fiscal 2025 and 2024 included charges of $10.8 million and $7.7 million, respectively, related to our restructuring plans.

Operating profit in our Refrigerated & Frozen segment for the third quarter and first three quarters of fiscal 2025 reflected a decrease in gross profits of $87.5 million and $155.3 million, respectively, compared to the third quarter and first three quarters of fiscal 2024. The decrease was driven by the net sales declines discussed above, the impacts of input cost inflation, and unfavorable operating leverage, partially offset by productivity. In the third quarter of fiscal 2025, we also experienced manufacturing challenges at the primary facility that prepares and cooks chicken used in our frozen meals. This resulted in increased product costs from utilizing third-party manufacturers, as well as abnormal inventory costs while we temporarily stopped production. The first three quarters of fiscal 2025 included a gain of $17.0 million from insurance recoveries associated with a previous fire that occurred at one of our manufacturing facilities. In addition, we estimate that gross profits during the first three quarters of fiscal 2025 were negatively impacted by approximately $10 million, primarily due to lost profits, abnormal manufacturing variances, and certain inventory write-offs resulting from the temporary manufacturing disruptions in our Hebrew National® business. The decrease in gross profits was partially offset by lower SG&A expenses, including a decrease of $5.7 million and $13.4 million in advertising and promotion expenses in the third quarter and first three quarters of fiscal 2025, respectively. Operating profit in our Refrigerated & Frozen segment for the third quarter and first three quarters of fiscal 2025 included charges of $27.2 million related to the impairment of a business held for sale. The first three quarters of fiscal 2025 also included charges of $78.5 million related to our restructuring plans and $18.2 million related to the impairments of certain brand intangible assets.

Operating profit in our International segment for the third quarter and first three quarters of fiscal 2025 reflected a decrease in gross profits of $16.3 million and $26.5 million, respectively, when compared to the third quarter and first three quarters of fiscal 2024. The decrease was driven by a reduction in profit associated with the sale of our ownership stake in ATFL, the impacts of input cost inflation, unfavorable operating leverage, and unfavorable foreign exchange rates, partially offset by productivity. Operating profit in the first three quarters of fiscal 2025 included a $2.3 million loss on the sale of our ownership stake in ATFL, which was sold in the first quarter of fiscal 2025. Operating profit in the first three quarters of fiscal 2024 included a charge of $34.2 million related to the impairment of our ATFL business and net charges of $20.2 million related to our restructuring plans.

Operating profit in our Foodservice segment for the third quarter and first three quarters of fiscal 2025 reflected a decrease in gross profits of $5.3 million and $11.0 million, respectively, when compared to the third quarter and first three quarters of fiscal 2024. The decrease in gross profits was driven by the net sales declines discussed above, the impacts of input cost inflation, and unfavorable operating leverage, partially offset by productivity. The first three quarters of fiscal 2024 was impacted by a net benefit of $5.9 million associated with insurance recoveries related to a fire that occurred at one of our manufacturing facilities.

Pension and Postretirement Non-service Income (Expense)

In the third quarter and first three quarters of fiscal 2025, pension and postretirement non-service income was $3.1 million and $9.3 million, respectively, compared to expense of $1.4 million and $2.1 million in the third quarter and first three quarters of fiscal 2024, respectively. The third quarter and first three quarters of fiscal 2025 reflected lower interest costs.

Interest Expense, Net

Net interest expense was $100.9 million and $106.5 million for the third quarter of fiscal 2025 and 2024, respectively. Net interest expense was $314.9 million and $325.8 million for the first three quarters of fiscal 2025 and 2024, respectively. The decrease was driven by an overall reduction of our debt balances. See Note 5, “Debt and Revolving Credit Facility”, to the Condensed Consolidated Financial Statements contained in this report for further discussion.

Equity Method Investment Earnings

Equity method investment earnings were $47.4 million and $41.2 million for the third quarter of fiscal 2025 and 2024, respectively. Equity method investment earnings were $125.0 million and $131.0 million for the first three quarters of fiscal 2025 and 2024, respectively. Ardent Mills earnings for the third quarter of fiscal 2025 reflected improved product margins with recent volatility in the wheat markets, partially offset by continued lower volume trends as seen throughout the industry. Results for the third quarter and first three quarters of fiscal 2025 included charges of $3.6 million related to Ardent Mills restructuring activities.

Income Taxes

In the third quarter of fiscal 2025 and 2024, we recognized income tax expense of $43.9 million and $95.9 million, respectively. In the first three quarters of fiscal 2025 and 2024, we recognized an income tax benefit of $33.5 million and income tax expense of $297.1 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was approximately 23.3% and 23.7% for the third quarter of fiscal 2025 and 2024, respectively. The effective tax rate was approximately (3.9)% and 24.5% for the first three quarters of fiscal 2025 and 2024, respectively. See Note 12, “Income Taxes”, to the Condensed Consolidated Financial Statements contained in this report for a discussion on the change in effective tax rates.

Earnings Per Share

Diluted earnings per share in the third quarter of fiscal 2025 and 2024 was $0.30 and $0.64, respectively. Diluted earnings per share in the first three quarters of fiscal 2025 and 2024 was $1.87 and $1.91, respectively. The decrease in the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 reflected lower net income.

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

Borrowing Facilities and Long-Term Debt

At February 23, 2025, we had a revolving credit facility (the “Revolving Credit Facility”) with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $2.0 billion (subject to increase to a maximum aggregate principal amount of $2.5 billion with the consent of the lenders). The Revolving Credit Facility matures on August 26, 2027 and is unsecured. The Company may request the term of the Revolving Credit Facility be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. We have historically used a credit facility principally as a back-up for our commercial paper program. As of February 23, 2025, there were no outstanding borrowings under the Revolving Credit Facility.

As of February 23, 2025, we had $535.0 million outstanding under our commercial paper program. The highest level of borrowings outstanding during the first three quarters of fiscal 2025 was $1.0 billion. We had $586.0 million outstanding under our commercial paper program as of May 26, 2024.

During the second quarter of fiscal 2025, we prepaid the remaining outstanding $250.0 million aggregate principal amount of our unsecured term loan (the “Term Loan”). The repayment was primarily funded by operating cash flows.

For additional information about our long-term debt balances, refer to Note 5, “Debt and Revolving Credit Facility”, to the Condensed Consolidated Financial Statements contained in this report and Note 3, “Long-Term Debt”, to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended May 26, 2024. The weighted average coupon interest rate of long-term debt obligations outstanding as of February 23, 2025 was approximately 4.9%.

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

As of the end of the third quarter of fiscal 2025, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the Revolving Credit Facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult, or impossible.

Our most restrictive debt agreement (the Revolving Credit Facility) generally requires our ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest expense not be less than 3.0 to 1.0 and our ratio of funded net debt to EBITDA not to exceed 4.5 to 1.0. Each ratio is to be calculated on a rolling four-quarter basis. As of February 23, 2025, we were in compliance with all financial covenants.

Equity and Dividends

We repurchase shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board. Under our current share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. During the first quarter of fiscal 2025, we repurchased 2.1 million shares of our common stock under this authorization for an aggregate of $64.0 million. We did not repurchase any shares of common stock during the second or third quarters of fiscal 2025. The Company’s total remaining share repurchase authorization as of February 23, 2025 was $852.6 million.

On February 27, 2025, the Company paid a quarterly cash dividend on shares of its common stock of $0.35 per share to stockholders of record as of close of business on January 27, 2025. On April 2, 2025, we announced that our Board had authorized a quarterly dividend of $0.35 per share to be paid on May 29, 2025 to stockholders of record as of the close of business on April 28, 2025.

Contractual Obligations

As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. These obligations impact our liquidity and capital resource needs. In addition to principal and interest payments on our outstanding long-term debt and notes payable balances, discussed above, our contractual obligations primarily consist of lease payments, income taxes, pension and postretirement benefits, and unconditional purchase obligations. In the first three quarters of fiscal 2025, we entered into warehousing service agreements with obligations totaling approximately $390 million over a term of 10 years. There were no other material changes to our contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 26, 2024.

Capital Expenditures

We continue to make investments in our business and operating facilities. Our estimate of capital expenditures for fiscal 2025 is approximately $410 million.

Cash Flows

During the first three quarters of fiscal 2025, we used $29.6 million of cash, which was the net result of $1.35 billion generated from operating activities, $457.2 million used in investing activities, $914.3 million used in financing activities, and a decrease of $4.3 million due to the effects of changes in foreign currency exchange rates.

Cash generated from operating activities totaled $1.35 billion and $1.53 billion in the first three quarters of fiscal 2025 and 2024, respectively. The decrease in operating cash flows for the first three quarters of fiscal 2025 compared to the first three quarters of fiscal 2024 was primarily driven by lower operating profits and lower dividend payments received from one of our equity method investments partially offset by the accelerated receipt of our outstanding receivables. In the second quarter of fiscal 2025, we began utilizing certain customer payment term offerings to accelerate receipt on our outstanding receivables in exchange for a slightly higher prompt pay discount, which increased our cash flow from operations by approximately $147 million. Operating cash flows in the first three quarters of fiscal 2025 also benefited from lower tax payments as a result of lower taxable income and recent interactions with the U.S. Internal Revenue Service (“IRS”) allowing for additional tax deductions.

Cash used in investing activities totaled $457.2 million and $295.6 million in the first three quarters of fiscal 2025 and 2024, respectively. Investing activities in the first three quarters of fiscal 2025 consisted primarily of capital expenditures totaling $304.2 million, and the purchases of an existing co-manufacturer and Sweetwood Smoke & Co. for a total of $230.6 million, net of cash acquired, which were partially offset by net proceeds totaling $76.8 million from the sale of our ownership stake in Agro Tech Foods Limited (“ATFL”). Investing activities in the first three quarters of fiscal 2024 consisted primarily of capital expenditures totaling $309.6 million.

Cash used in financing activities totaled $914.3 million and $1.25 billion in the first three quarters of fiscal 2025 and 2024, respectively. Financing activities in the first three quarters of fiscal 2025 principally reflected repayments of long-term debt of $274.8 million, net short-term borrowing repayments of $52.6 million, cash dividends paid of $502.2 million, and common stock repurchases of $64.0 million. Financing activities in the first three quarters of fiscal 2024 principally reflected repayments of long-term debt of $766.8 million, the issuance of long-term debt totaling $500.0 million, net short-term borrowing repayments of $473.8 million, and cash dividends paid of $492.0 million.

Cash Held by International Subsidiaries

The Company had cash and cash equivalents of $49.4 million at February 23, 2025 and $77.7 million at May 26, 2024, of which $43.7 million at February 23, 2025 and $66.7 million at May 26, 2024 was held in foreign countries. A deferred tax liability is provided for certain undistributed foreign earnings that are not considered to be indefinitely reinvested or cannot be remitted in a tax-neutral transaction. Other undistributed foreign earnings are invested indefinitely and therefore we have not provided deferred taxes on those earnings.

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

Other than the changes noted below, there have been no material changes in our market risk during the thirty-nine weeks ended February 23, 2025. For additional information, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 26, 2024.

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

The carrying amount of long-term debt (including current installments) was $7.27 billion as of February 23, 2025. Based on current market rates, the fair value of this debt at February 23, 2025 was estimated at $7.12 billion. As of February 23, 2025, a 1% increase in the interest rates would decrease the fair value of our fixed rate debt by approximately $327.5 million, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $367.9 million.

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

Effect of Hypothetical 10% Fluctuation

The potential gain or loss on the fair value of our outstanding commodity and foreign exchange contracts, assuming a hypothetical 10% fluctuation in commodity prices and foreign currency exchange rates, would have been (in millions):

	Fair Value Impact
In Millions	February 23, 2025	February 25, 2024
Energy commodities	$0.9	$2.6
Agriculture commodities	6.3	6.0
Foreign exchange	8.0	9.2

It should be noted that any change in the fair value of our derivative contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items. In relation to foreign currency contracts, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of February 23, 2025. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated any change in the Company’s internal control over financial reporting that occurred during the quarter ended February 23, 2025 and determined that there was no change in our internal control over financial reporting for the quarter ended February 23, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For additional information on legal proceedings, please refer to Note 16, “Contingencies”, to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended May 26, 2024 and Note 13, “Contingencies”, to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

A discussion of our risk factors can be found in Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended May 26, 2024 and in our other filings with the SEC. During the third quarter of fiscal 2025, there were no material changes to our previously disclosed risk factors.

ITEM 5. OTHER INFORMATION

Trading Arrangements

None of the Company's directors or “officers” (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended February 23, 2025.

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

101

The following materials from Conagra Brands' Quarterly Report on Form 10-Q for the quarter ended February 23, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Unaudited Condensed Consolidated Financial Statements, and (vi) document and entity information.

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

Dated this 3rd day of April, 2025.