Form 10-K
period 2025-05-25
CONAGRA BRANDS INC.
filed 2025-07-10
CIK 23217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 25, 2025

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

The aggregate market value of the voting common stock of Conagra Brands, Inc. held by non-affiliates on November 22, 2024 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $13,088,127,068 based upon the closing sale price on the New York Stock Exchange on such date.

At June 22, 2025, 477,442,995 common shares were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) are incorporated by reference into Part III.

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

Government Regulation

The manufacture and sale of consumer food is highly regulated. Our operations, our products, and our practices are subject to various federal, state, local, and international laws and regulations and related regulatory oversight by various government agencies, including the United States Department of Agriculture, the Federal Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the Occupational Safety and Health Administration, the Environmental Protection Agency, the

Department of Labor, and various other federal, state, local, and international authorities (including government authorities in Canada and Mexico). In particular, the processing, packaging, transportation, storage, distribution, advertising, labeling, quality, and safety of food products, the health and safety of our employees, and the protection of the environment are each subject to governmental regulation. Additionally, we are subject to data privacy and security regulations, anticorruption, anti-bribery, trade sanction and export, tax, and securities laws and regulations, accounting and reporting standards, and other financial laws and regulations. We rely on our procedures, policies, and compliance programs, as well as legal advice from in-house and outside counsel, to align our operations, products, and practices with applicable laws and regulations.  We believe that we are in compliance with such laws and regulations in all material respects and do not expect that continued compliance with such regulations will have a material effect upon capital expenditures, earnings, or our competitive position.

Customers

Our products are sold, directly and through distributors, to chain, wholesale, value, cooperative, club, and independent grocery, pharmacy and drug, convenience and other store operators; and foodservice customers, including restaurants and bars, travel and leisure customers, schools, health care facilities, and government customers. Our products are also sold online through various e-commerce platforms and retailers. Our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 29% of consolidated net sales for fiscal 2025 and 28% for fiscal 2024 and 2023.

Human Capital Resources

At Conagra, through our caring and performance-driven culture, we seek to motivate employees to contribute their best and to recognize and reward them based on their achievements and contributions toward our business success.  Leveraging diversity of thought, skills, and lived experiences helps us to maintain a competitive advantage and strengthens our portfolio and capabilities, fueling Conagra’s success today and in the future.  By taking this approach, we achieve a high sense of belonging, where all of our employees feel valued, respected, and supported.

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

As of May 25, 2025, we had approximately 18,300 employees, primarily in the United States. Approximately 44% of our employees are parties to collective bargaining agreements. We believe our relationships with employees and their representative organizations are good.

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

During fiscal 2025, our Occupational Safety and Health Administration Incident Rate was 1.32 incidents per 100 full-time workers, as compared to 1.40 incidents per 100 full-time workers in fiscal 2024 and 1.58 incidents per 100 full-time workers in fiscal

2023. There were no incidents of fatalities involving Conagra employees in fiscal 2025, 2024, and 2023. We compare our incident rate to that of the average for companies in the food manufacturing sector, as published by the Bureau of Labor Statistics. In each of the last three fiscal years, our incident rate has been below the industry average.

Human Capital Management

We have implemented key recruitment, development, engagement, and retention strategies and objectives to guide our human capital management approach. These strategies and objectives are advanced through a number of programs, policies, and initiatives.

Recruitment:

We believe Conagra offers one of the most impactful, energized and inclusive cultures in the food industry and provides a comprehensive employee experience for a long and prosperous career. Our team is driven by collaboration, innovation, and a desire to grow and we support our employees with the tools they need to succeed and thrive in their careers.

Conagra has made differential investments in our recruitment tools and our talent acquisition programs to help us continue to attract the right candidates.

●	We utilize technology to enhance our recruiting efforts while also simplifying the application process for prospective candidates.
●	We design our marketing materials to capture and communicate the employee value proposition Conagra offers.
●	We maintain sufficient resources and utilize processes seeking to streamline recruiting and on-boarding at our manufacturing facilities.
●	We leverage data and key metrics to drive priorities and strategically focus recruiting efforts and talent acquisition resources across the enterprise.

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

We leverage a variety of tools and processes to promote a culture of employee learning and development at Conagra:

●	Job profiles are aligned to a Conagra-specific skills framework that defines and prioritizes the top skills desired for each role. Employees’ skills are assessed against the framework and the data is leveraged to provide tailored learning opportunities for each employee as well as drive programs to enhance organizational capabilities.
●	Employees have access to numerous development opportunities, including functional development programs, on-demand learning content, and targeted leadership programs. Our cross-functional Opportunity Marketplace allows employees to become involved in initiatives beyond their day-to-day job responsibilities, providing on-the-job learning and opportunities for exploring their intellectual curiosity.
●	We use multiple levers to promote a learning culture such as expecting leaders to consistently coach, teach and mentor colleagues across the organization and our “Invest in You” program that encourages employees to set aside at least one-hour per workweek focused on learning.

Employees also have access to coaching, feedback, and leadership support; employees are encouraged to establish mentoring relationships across the enterprise.

Engagement:

We believe our focus on broad-mindedness, one of our timeless values, fosters a culture of collaboration and engagement. We encourage our employees to engage with leaders, managers, and peers and to share their individual perspectives. We maintain a structured employee survey program to better understand employee engagement and how employees experience our culture.

Our eight employee-led Employee Resource Groups (ERGs) contribute to an engaged and inclusive culture at Conagra. Our ERGs provide our employees with an opportunity to express their views, facilitate learning on cultural and business topics, and support our employees’ personal growth, professional development, and community impact. All of our ERGs are open to all salaried employees in the U.S. and, where indicated below, in Canada and Mexico. As of May 25, 2025, our ERGs and their stated goals consisted of:

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

Information About Our Executive Officers

The names, ages, and positions of our executive officers, as of July 10, 2025, are listed below:

Name	Title & Capacity	Age	Year First Appointed an Executive Officer
Sean M. Connolly	President and Chief Executive Officer	59	2015
David S. Marberger	Executive Vice President and Chief Financial Officer	60	2016
Carey L. Bartell	Executive Vice President, General Counsel and Corporate Secretary	51	2022
Charisse Brock	Executive Vice President, Chief Human Resources Officer	63	2015
Alexandre O. Eboli	Executive Vice President, Chief Supply Chain Officer	53	2021
Thomas M. McGough	Executive Vice President and Chief Operating Officer	60	2013
Noelle O’Mara	Executive Vice President and President New Platforms and Acquisitions	46	2024
William E. Johnson	Senior Vice President and Corporate Controller	43	2023

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

Alexandre “Ale” O. Eboli has served as Executive Vice President and Chief Supply Chain Officer for Conagra Brands since August 2021. Mr. Eboli has end-to-end supply chain responsibilities for the company, overseeing the manufacturing, procurement, environment, health and safety, plant quality, logistics, and transportation and warehousing teams. Mr. Eboli joined Conagra Brands with 25 years of experience of global end-to-end supply chain leadership within the consumer packaged goods industry and has held a variety of roles in finance, planning, distribution, logistics and manufacturing. Prior to Conagra, Mr. Eboli served as the Head of Supply Chain, North America for The Unilever Group, where he was responsible for overseeing manufacturing facilities and contract manufacturers producing personal care, food and ice cream products as well as the related planning, procurement, manufacturing, engineering, logistics, quality, manufacturing excellence and customer service functions.

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

Market Risks

Deterioration of general economic conditions, an economic recession, periods of inflation, or economic uncertainty may affect consumers resulting in reductions in consumer spending and have in the past harmed and could continue to harm our business and results of operations.

Our business and results of operations have in the past been and may continue to be adversely affected by changes in national or global stability and economic conditions, including inflation, rising interest rates; changing international trade, tariff, immigration, and tax policies; decreased availability of capital, volatility in financial markets, declining consumer spending rates, declining benefits or increased limitations under government food assistance programs for consumers; rising unemployment; recessions; decreased energy availability and increased energy costs (including fuel surcharges); supply chain challenges; labor shortages; the effects of governmental initiatives to manage economic conditions; geopolitical conflicts (including as discussed in the risk factor below); and the negative impacts caused by pandemics, epidemics, and disease, in humans and animals, such as the avian flu.

These economic factors could continue to impact our business and operations in a variety of ways, including as follows:

●	consumers shifting purchases to more generic, lower-priced, or other value offerings, or foregoing certain purchases altogether during economic downturns, which could result in a reduction in sales of higher margin products, or a shift in our product mix to lower margin offerings adversely affecting the results of our operations;
●	volatility in commodity and other input costs could substantially impact our result of operations;
●	rising interest rates may adversely impact our results of operations;
●	decreased demand in the restaurant business, particularly casual and fine dining, may adversely affect our Foodservice operations;
●	volatility in the equity markets or interest rates could substantially impact our pension costs and required pension contributions; and
●	it may become more costly or difficult to obtain debt or equity financing to fund operations or investment opportunities, or to refinance our debt in the future, in each case on terms and within a time period acceptable to us.

Inflation, increased interest rates, and other economic conditions including potential recession and credit market disruptions, could negatively impact our business.

Customer and consumer demand for our products may be impacted by heightened inflation, increased or fluctuating tariffs, increased interest rates and other weak economic conditions including recessionary conditions and credit market disruptions and volatility. Continued weak economic conditions may adversely impact consumers causing a decrease in demand for our products from our customers and consumers. Additionally, these economic conditions may adversely impact some of our customers, suppliers and other vendors who are highly leveraged increasing the risk of uncollectible accounts or trade receivables, extended payment terms, and bankruptcy. We have experienced and may continue to experience negative impacts to our business ranging from an inability to collect accounts receivable to supply chain disruptions caused by failures of our counterparties to continue as a going concern due to financial and liquidity issues.

Our business, financial condition, and results of operations have in the past been and could continue to be adversely affected by disruptions in the global economy caused by geopolitical conflicts.

Our business, financial condition and results of operations have been impacted in the past and may be impacted in the future by disruptions in the global economy. The global economy has been negatively impacted by geopolitical conflicts, and related export controls and economic sanctions, including the continuing military conflict between Russia and Ukraine, conflicts in the Middle East, and rising tensions elsewhere including between China and Taiwan. Although we have no direct operations in Russia, Ukraine, the Middle East, China, or Taiwan, we have experienced, or may experience, shortages in materials from these regions, increased tariffs, sanctions or restrictions relating to these regions, and resulting increased costs or volatility relating to transportation, energy, and raw materials as a result of impacts from conflicts in these regions, and reduced consumer confidence and consumption due in part to the negative impact of these conflicts and tensions on the global economy. Further escalations of geopolitical tensions related to military conflicts, including increased or fluctuating trade barriers or restrictions on global trade, could also result in cyberattacks, supply or distribution disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. In addition, the effects of the ongoing conflicts could heighten many of our known risks described in this Item 1A, Risk Factors.

Commodity Risks

We are subject to increases in the price of raw materials, labor, manufacturing, distribution, and other inputs necessary for the production and distribution of our products, and we may not be able to fully offset this input cost inflation on a timely basis or at all.

Many of the components of our cost of goods sold are subject to price increases that are attributable to factors beyond our control, including global economic conditions, trade barriers or restrictions, supply chain disruptions, changes in crop size, product scarcity, demand dynamics, currency rates, water supply, weather conditions, import and export requirements, and other factors. The cost of raw materials, labor, manufacturing, energy, fuel, packaging materials, transportation and logistics, and other inputs related to the production and distribution of our products have increased and may continue to increase unexpectedly.

In recent years, input costs have increased materially and at a rapid rate. While we expect elevated levels of input cost inflation in fiscal 2026 compared to fiscal 2025, partially driven by increased or fluctuating tariffs, we could experience higher than expected input cost inflation in specific commodities or across multiple commodities.

The Company uses a variety of strategies to seek to offset this input cost inflation such as increasing productivity, cutting costs, increasing pricing, and engaging in commodity hedging. However, we may not be able to generate sufficient productivity improvements or cost reductions, timely make offsetting price increases, sustain our price increases, or effectively hedge for such inflation. Commodity price volatility may result in unfavorable commodity positions, the costs of which we may not be able to fully offset on acceptable timelines or at all. To the extent we are unable to offset present and future input cost increases including over sustained periods of elevated input cost inflation, our operating results could be materially and adversely affected.

Increases in commodity costs have in the past and may continue to have a negative impact on profits.

We use many different commodities such as wheat, corn, oats, various vegetables, vegetable oils, beef, pork, poultry, dairy products, steel, aluminum, and energy. Commodities are subject to price volatility caused by global economic conditions, trade barriers or restrictions on global trade, supply chain disruptions, commodity market fluctuations, supply and demand, currency fluctuations, external conditions such as weather, and changes in governmental agricultural and energy policies and regulations. In addition, recent world events and changes in domestic and global trade policy have increased the risks posed by international trade disputes, tariffs, and sanctions. We procure a wide spectrum of commodities globally and in the past have faced increased prices for commodities sourced from nations that have been impacted by trade disputes, tariffs, or sanctions. Commodity price increases have resulted and may in the future result in increases in raw material, packaging, and energy costs and operating costs. We have experience in hedging against commodity price increases; however, these practices and experience reduce, but do not eliminate, the risk of negative profit impacts from commodity price increases. We do not fully hedge against changes in commodity prices, and the risk management procedures that we use may not always work as we intend.

To mitigate commodity cost increases, we have implemented various strategies that include entering into contracted pricing with certain vendors, procuring commodities in periods of favorable market conditions, or entering into various derivative instruments. These actions may in part mitigate these increased costs, but even by increasing our product prices or implementing cost savings efforts, we may not be able to fully offset these increased costs. Additionally, increased prices may not be sustainable over time and may result in reduced sales volume, which can negatively impact our margins, and profitability.

Volatility in the market value of derivatives we use to manage exposures to fluctuations in commodity prices will cause volatility in our gross margins and net earnings.

We utilize derivatives to manage price risk for some of our principal ingredients and energy costs, including grains (wheat and corn), vegetable oils, pork, dairy products, and energy. Changes in the values of these derivatives are generally recorded in earnings currently, resulting in volatility in both gross margin and net earnings. These gains and losses are reported in cost of goods sold in our Consolidated Statements of Earnings within general corporate expenses and are reclassified to segment operating results in the period in which the underlying item being economically hedged is recognized in cost of goods sold. We may experience volatile earnings as a result of these accounting treatments.

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

Investments in our facilities and operations, including investments in new facilities, equipment, technologies and digital transformation, may result in periods of decreased production or increased costs and such investments may not achieve the intended financial benefits.

We continue to incur significant costs to upgrade and maintain various facilities, equipment, or technologies. We have committed to investing in automation, connected data, improved equipment, and artificial intelligence to upgrade our operations and increase productivity. Additionally, we have in the past, and may in the future, incur increased costs or periods of decreased production relating to upgrading facilities, equipment and technologies, transferring production among our facilities, utilizing third-party contract manufacturers, closing existing facilities, expanding existing facilities, and opening new facilities.

If the cost of our investments is higher than anticipated, the investments are not sufficient to meet our business needs, we are unable to fully utilize new or upgraded facilities, or we are unable to complete our improvement and expansion projects in a timely manner or in accordance with our specifications, we may be delayed in realizing the intended benefits or our financial performance could be negatively affected.

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

In addition, we could be the target of claims of false or deceptive advertising under U.S. federal and state laws as well as foreign laws, including consumer protection statutes of some states. The marketing of food products has come under increased regulatory scrutiny in recent years, and the food industry has been subject to an increasing number of proceedings, investigations, and claims relating to alleged false or deceptive labeling and marketing under federal, state and foreign laws or regulations. Changes in legal or regulatory requirements (such as new food safety requirements, new food labeling requirements for allergens, ingredients, and nutrition information, updated requirements for the use of “healthy” in connection with our food products, and bans on certain food ingredients or packaging materials), evolving interpretations of existing legal or regulatory requirements, or changes in enforcement priorities may result in increased compliance costs, capital expenditures, higher production costs, and other financial obligations that could adversely affect our business or financial results. If we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions, termination of necessary licenses or permits, or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business.

Even if a product liability or labeling claim is unsuccessful or is not fully pursued, we may incur significant costs defending against such claims and the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image.

Additionally, as a manufacturer and marketer of food products, we are subject to extensive regulation by the U.S. Food and Drug Administration, the U.S. Department of Agriculture, and other federal, state, and local government agencies. The Federal Food,

Drug & Cosmetic Act (including as amended by the Food Safety Modernization Act), the Federal Meat, Poultry Products, and Egg Products Inspection Acts, and their respective regulations govern aspects of our operations, including the manufacturing, composition and ingredients, packaging, labeling, and safety of food products. Some aspects of these laws use a strict liability standard for imposing sanctions on corporate behavior; meaning that no intent is required to be established. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls, or seizures, as well as criminal sanctions, any of which could have a material adverse effect on our business, financial condition, or results of operations.

Any damage to our reputation could have a material adverse effect on our business, financial condition, and results of operations.

Maintaining a good reputation is critical to selling our products. Product contamination or tampering, the failure to maintain high standards for product quality, safety, and integrity, including with respect to raw materials and ingredients obtained from suppliers, or allegations of product quality issues, mislabeling, or contamination, even if untrue, may reduce demand for our products or cause production and delivery disruptions. Our reputation could also be adversely impacted by any of the following, or by adverse publicity (whether or not valid) relating thereto: product recalls; claims asserted regarding the health implications of certain food products, specific ingredients, food packaging, or food production methods; the failure to maintain high ethical, social, and environmental standards or achieve stated goals for our operations and activities, including our expectations for our supply chain regarding ethical sourcing; the failure to achieve any stated goals with respect to the nutritional profile of our products; our research and development efforts; or our environmental impact, including use of agricultural materials, packaging, energy use, and waste management.

Moreover, the growing use of social and digital media and shopping, health or product evaluation applications by consumers has greatly increased the speed and extent that information or misinformation and opinions can be shared. Negative or inaccurate posts or comments about us, our brands, or our products on social or digital media or inaccurate information contained in shopping, health or product evaluation applications which may use outputs derived from artificial intelligence applications could seriously damage our brands and reputation. Additionally, negative reaction to our marketing and advertising, including our social media content, could result in damage to our brands and reputation.

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

As of May 25, 2025, we had total debt of approximately $8.07 billion, including approximately $7.02 billion aggregate principal amount of outstanding senior notes. Our ability to make payments on our debt, fund our other liquidity needs, make planned capital expenditures, and return cash to stockholders will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs, make planned capital expenditures, or return cash to stockholders.

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

A downgrade to our credit ratings would increase our borrowing costs and could affect our ability to issue debt and access the commercial paper markets, which we actively utilized in fiscal 2025 for our ongoing funding requirements. Additionally, disruptions in the commercial paper market or other effects of volatile economic conditions on the credit markets could also reduce the amount of commercial paper that we could issue and raise our borrowing costs.

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

The food industry is highly competitive. Retail customer consolidation, proliferation of new, competitive products, consumer behavior shifts including retail channel preferences, and consumer price sensitivity continue to contribute to increased competition. Our principal competitors have substantial financial, marketing, and other resources. Increased competition can reduce our sales due to loss of market share or the need to reduce prices to respond to competitive and customer pressures. Competitive pressures also may restrict our ability to increase prices and maintain those price increases, including price increases made in response to commodity and other cost increases. In addition, we may experience delays between the time that we take inflation-related pricing actions and the time that we realize the impact of those actions on our margins and results of operations. Furthermore, pricing actions in response to increased costs of goods sold may negatively impact demand for our products, our market share, and our sales volumes.

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

In fiscal 2025, we continued to make targeted investments in advertising and promotions in response to market conditions. There is no guarantee that our advertising and promotional activities will be successful or that our competitors will not engage in more aggressive advertising and promotion activities which could negatively impact our sales volumes.

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

Consumer preferences evolve over time and the success of our food products depends on our ability to identify the priorities, tastes and dietary habits of consumers and to offer products that appeal to their preferences. Consumer response to our products may be influenced by a growing number and complexity of factors (as well as media, social media, and regulatory activity impacting such factors), including taste, nutrition, pack and portion sizes, and concerns of consumers regarding broader health and wellness perceptions, obesity, product attributes, ingredients, food production methods, sourcing of packaging materials, use of organic or natural ingredients, human rights impacts, environmental impacts, recyclability of packaging and local sourcing of ingredients. Growing use of weight loss medication may cause shifts in consumer preferences and, if we fail to anticipate and appropriately respond to customer preferences, may impact our product sales, financial condition, and operating results.

Introduction of new products and product extensions requires significant development and marketing investment. If our products fail to meet changing consumer preferences or habits or are not perceived by consumers as delivering value, or if we fail to introduce new and improved products on a timely basis, then the return on that investment will be less than anticipated and our strategy to grow sales and profits with investments in acquisitions, marketing, and innovation will be less successful. Similarly, demand for our products could be affected by consumer concerns or perceptions regarding the health effects of, and changes in regulatory restrictions on, certain packaging materials (such as per- and polyfluoroalkyl substances commonly referred to as PFAS), food production methods, ingredients such as colors or preservatives, sodium, trans fats, sugar, genetically modified ingredients, or other product attributes. New or changing limitations on inclusion of our products under government food assistance programs for consumers may also negatively impact demand for our products.

Changes in our relationships with significant customers, including our largest customer, could adversely affect us.

During fiscal 2025, our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 29% of our consolidated net sales. There can be no assurance that Walmart, Inc. and other significant customers will continue to purchase our products in the same quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing. The loss of a significant customer or a material reduction in sales to a significant customer could materially and adversely affect our product sales, financial condition, and results of operations.

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

Although most of our products are manufactured in North America and we source the significant majority of our ingredients and raw materials from North America, global supply has at times been and may continue to be constrained, which has caused and may continue to cause the price of certain ingredients and raw materials used in our products to increase and/or we may experience disruptions to our operations. Additionally, although we have no direct operations in Russia, Ukraine, the Middle East, China, or Taiwan, we have experienced, or may experience, shortages in materials from these regions, increased tariffs, sanctions or restrictions relating to these areas, and increased costs or volatility relating to transportation, energy, and raw materials impacted by these regions, and reduced consumer confidence and consumption in these regions due in part to the negative impact of military conflicts and rising tensions in these areas on the global economy. To date, these conflicts have not had a material impact on our business, financial condition, or results of operations, but continued geopolitical turmoil may negatively impact our supply chain and our ability to manufacture or sell our products.

Dependency on contract manufacturing arrangements could impact our sales volume and adversely affect our results of operations.

Our businesses periodically enter into contract manufacturing arrangements with manufacturers of products. The terms of these agreements vary. Although many agreements are for a relatively short period of time, some of the contract manufacturing agreements are for extended periods. Volumes produced under each of these agreements can fluctuate significantly based upon the product’s life cycle, product promotions, alternative production capacity, and other factors, none of which are under our direct control. Our future ability to enter into or maintain contract manufacturing arrangements is not guaranteed, and an inability for the Company to obtain favorable contract manufacturing pricing or sufficient contract manufacturing availability or production capacity could have a significant negative impact on sales volume.

As we outsource certain functions, we become more dependent on the third parties performing those functions.

As part of a concerted effort to achieve cost savings and efficiencies, we have entered into agreements with third-party service providers under which we have outsourced certain information systems, sales, finance, accounting, and other functions, and we may enter into managed services agreements with respect to other functions in the future. If any of these third-party service providers do not perform according to the terms of the agreements, or if we fail to adequately monitor their performance, including their use of new artificial intelligence technologies, we may not be able to achieve the expected cost savings or we may have to incur additional costs to correct errors made by such service providers, and our reputation could be harmed. Depending on the function involved, such errors may also lead to business interruption, damage or disruption of information technology systems, processing inefficiencies, the loss of or damage to intellectual property or non-public company sensitive information, effects on financial reporting, litigation or remediation costs, or damage to our reputation, any of which could have a material adverse effect on our business.

In addition, if we transition functions to one or more new, or among existing, external service providers, we may experience challenges such as delays, errors, additional costs, service interruptions, and disruptions to our operations that could have a material adverse effect on our results of operations or financial condition.

Our operations are dependent on a wide array of third parties.

The success of our end-to-end supply chain relies on the continued performance of a wide array of third parties. Suppliers, contract manufacturers, third-party outsourcers, warehousing partners, and transportation providers are among our critical partners. Although we take steps to qualify and audit third parties with whom we do business, we cannot guarantee that all third parties will perform dependably or at all. It is possible that events beyond our control, such as operational failures, financial failure, labor issues, cybersecurity events, pandemics, epidemics, and disease, in humans and animals, or other issues could impact our unaffiliated third parties. If our third parties fail to deliver on their commitments, introduce unplanned risk to our operations, or are unable to fulfill their obligations, we could experience manufacturing challenges, shipment delays, increased costs, or lost revenue.

We may be negatively impacted by cybersecurity incidents involving third parties in our supply chain.

If any of our third-party service providers or any other third parties in our supply chain experience a cyber breach or system failure, their businesses may be negatively impacted, which can disrupt our end-to-end supply chain or affect our ability to fulfill customer orders, both of which could have a material adverse effect on our business. For example, in the fourth quarter of fiscal 2023, we incurred charges totaling $4.4 million ($3.3 million after-tax) related to supply chain disruptions caused by a third-party vendor’s system shutdown in connection with the third party experiencing a cybersecurity incident. The vendor’s shut-down disrupted our operations and negatively impacted our ability to fulfill customer orders.

Legal, Regulatory, and Environmental Risks

If we fail to comply with the many laws applicable to our business, we may face lawsuits or incur significant fines and penalties. In addition, changes in such laws may lead to increased costs.

Our business is subject to a variety of governmental laws, regulations and executive orders, including food and drug laws, environmental laws, laws related to advertising and marketing practices, accounting standards, taxation requirements, competition laws, labor and employment laws, data privacy laws, human rights laws, and anti-corruption laws in and outside of the United States. Our operations are subject to various laws and regulations administered by federal, state, local and foreign government agencies, including the United States Department of Agriculture, the Federal Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the Occupational Safety and Health Administration, the Environmental Protection Agency, and the Department of Labor. In particular, the processing, packaging, transportation, storage, distribution, advertising, labeling, quality, and safety of food products, the health and safety of our employees, and the protection of the environment are each subject to governmental regulation. Additionally, we are subject to data privacy and security regulations, tax and securities regulations, accounting and reporting standards, and other financial laws and regulations. Our failure to comply with applicable laws and regulations could subject us to investigations, enforcement actions, lawsuits, administrative penalties, and civil remedies, including fines, injunctions, and recalls of our products.

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

While we continue to take important steps to strive toward mitigation of climate risk and the impact of climate change, transitioning our business to adapt to and comply with evolving policy, legal, and regulatory changes may impose substantial operational and compliance burdens. Additionally, we may incur increased costs if such regulatory actions are modified or reversed resulting in continued elevated compliance costs. As a result, mitigation and compliance efforts relating to climate change could negatively affect our business and operations. Collecting, measuring and analyzing information relating to such matters can be costly, time-consuming, dependent on third-party cooperation and unreliable. Furthermore, methodologies for measuring, tracking and reporting on such matters continue to change over time, which requires our processes and controls for such data to evolve as well. Additionally, we may face increased pressure from customers, consumers, investors, activists and other stakeholders to modify our products or operations away from ingredients or activities that are considered to have a higher impact on climate change. Such changes to methodologies or lack of progress (whether actual or perceived) could adversely affect our business, operations, and reputation, and increase risk of litigation.

From time to time, we establish strategies and expectations related to climate change and other environmental matters. Our ability to achieve any such strategies or expectations is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include evolving regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs and the availability of requisite financing, market trends that may alter business opportunities, the conduct of third-party manufacturers and suppliers, constraint or disruptions to our supply chain, and changes in carbon markets or carbon taxes. We may be required to expend significant resources to achieve these strategies and expectations, which could significantly increase our operational costs. There can be no assurance of the extent to which any of our strategies or expectations will be achieved, or that any future investments we make will meet stakeholder expectations. Failures or delays (whether actual or perceived) in achieving our strategies or expectations related to climate change and other environmental matters could adversely affect our business, operations, and reputation, and increase risk of litigation.

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

If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and associated automated and manual control processes, including related to new artificial intelligence technologies, we could be subject to billing, payment, and collection errors, business disruptions, or damage resulting from security breaches. Failure to implement new technologies could result in lower productivity and higher costs. If any of our significant information technology systems suffer severe damage, disruption, or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results. In addition, there is a risk of business interruption, violation of data privacy laws and regulations, litigation, and reputational damage from leakage of confidential information. Any interruption of our information technology systems could have operational, reputational, legal, and financial impacts that may have a material adverse effect on our business.

We are exposed to cybersecurity risk through our information systems and our use of third-party information systems.

While we have experienced threats to our data and systems, to date, we are not aware that we have experienced a breach that had a material impact on our operations or business. Cyberattacks are occurring more frequently, are constantly evolving in nature and are becoming more sophisticated. Additionally, continued geopolitical turmoil and military conflicts have heightened the risk of cyberattacks. While we attempt to continuously monitor and mitigate against cyber risks, including through leveraging multi-sourced threat intelligence, investing in new technologies, and developing third-party cybersecurity risk management capability in support of strategic suppliers, we may incur significant costs in protecting against or remediating cyberattacks or other cyber incidents.

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

A number of factors may adversely affect the labor force available to us at our multiple locations or increase labor costs, including high employment levels, population migration, unemployment programs and subsidies, immigration laws, and other government regulations and volatility in general macroeconomic factors impacting the labor market. Although we have not experienced any material labor shortage to date, over the past few years, we have experienced a tighter and increasingly competitive labor market. A sustained labor shortage or increased turnover rates within our employee base (or within the employee base of key suppliers or third-party manufacturers), could negatively affect our supply chain or our ability to efficiently operate our manufacturing and distribution facilities and overall business.

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

As of May 25, 2025, we had goodwill of $10.50 billion and other intangibles of $2.42 billion. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of other intangibles represents the fair value of trademarks, customer relationships, and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by multiple factors including increasing competitive pressures, reduced demand for our products, disruption in our operations as a result of internal and external events including disruptions involving contract manufacturing arrangements, lower than expected revenue and profit growth rates, changes in industry earnings before interest, taxes, depreciation and amortization multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.), or the bankruptcy of a significant customer. Any impairment to goodwill or other intangible assets could negatively impact our net worth.

Securities Risks

We may not repurchase the full share repurchase value currently authorized.

The Company’s total remaining share repurchase authorization as of May 25, 2025 was $852.6 million of our outstanding common stock.  This authorization does not obligate us to repurchase any shares at any time. The amount and timing of any stock repurchases will be determined based on multiple factors including stock price, liquidity, economic and market conditions. We cannot guarantee that we will continue share repurchases up to the authorized amount, and furthermore, if we do repurchase any of our stock, such action may not result in increased value for our stockholders.

Strategic Transactions Risks

If we are unable to successfully identify, complete or realize the benefits from strategic acquisitions, divestitures, joint ventures or investments, our financial results could be materially and adversely affected.

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

Our acquisition, divestiture, joint venture and investment activities may present financial, managerial, and operational risks.

Our acquisition, divestiture, joint venture and investment activities may present certain risks, including diversion of management attention from existing businesses, difficulties integrating personnel and financial and other systems, effective and immediate implementation of control environment processes across our employee population, adverse effects on existing business relationships with suppliers and customers, inaccurate estimates of fair value made in the accounting for acquisitions and amortization of acquired intangible assets which would reduce future reported earnings, potential loss of customers or key employees, and indemnities and potential disputes with sellers, joint venture partners and investment targets. Any of these factors could affect our sales, financial condition, results of operations and cash flows.

Similarly, our divestiture activities may present financial, managerial, and operational risks such as diversion of management attention from existing businesses. Our divestiture activity may result in impairment charges and gains or losses on such sales, or lost operating income from such divested businesses, may impact our profitability. Additionally, divestitures may present difficulties separating personnel and financial and other systems, possible need for providing transition services to buyers, adverse effects on existing business relationships with suppliers and customers and indemnities and potential disputes with the buyers and others. We may not be able to complete, on terms favorable to us or at all, desired divestitures of businesses that do not meet our strategic objectives. Any of these factors could adversely affect our product sales, financial condition, and results of operations.

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

There is also a risk that other parties may have intellectual property rights covering some of our brands, products, or technology. If any third parties bring a claim of intellectual property infringement against us, we may be subject to costly and time-consuming litigation, diverting the attention of management and our employees. If we are unsuccessful in defending against such claims, we may be subject to significant damages, injunctions against development and sale of certain products, or we may be required to enter into costly licensing agreements, any of which could have an adverse impact on our business, financial condition, and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Assessing, Identifying and Managing Material Risks

Our cybersecurity program is focused on assessing, identifying, and managing risks arising out of our use of information technology including the risk of cybersecurity incidents and threats. Our program is informed by recognized frameworks (such as the U.S. Department of Commerce’s National Institute of Standards and Technology Cybersecurity Framework) and leverages external and internal expertise, as appropriate. Our program is integrated into our operations and is widely communicated to employees through annual employee and contractor cybersecurity awareness training, regular awareness exercises, and employee outreach activities including cybersecurity tech talks, on-site digital signage, intranet resources, CEO cybersecurity champion recognition at quarterly town hall meetings, and other targeted communications. These awareness measures are coupled with ongoing implementation of technology aimed to reduce vulnerabilities (including external testing and validation) and to monitor and assess threats. Our program includes monitoring on an ongoing basis by automated tools that detect threats and trigger alerts for assessment, investigation, and remediation by our internal cybersecurity team.

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

Learnings from these activities are used to inform our training, guide our incident response preparedness and enhance our plans and processes. To further inform our cybersecurity program, we also participate in discussions with third-party service providers who have experienced cybersecurity incidents.

Investment in Cybersecurity Program

The cybersecurity threat landscape is dynamic and volatile, and requires significant investment on the part of the Company in several key areas including investing in our employees through talent recruitment, retention, training and development, investing in external resources including procuring and deploying the correct tools to monitor, evaluate, and address threats, investing employee resources to maintain effective processes, and investing in strategic relationships to monitor evolving risks including third-party service provider vulnerabilities. While our third-party service providers have experienced cybersecurity incidents and we have experienced threats to our data and systems, to date, we are not aware that we have experienced a breach that had a material impact on our operations or business, however, cybersecurity risks that may materially impact the Company are discussed in more detail in Item 1A of Part I, “Risk Factors,” under the heading “Cybersecurity and Information Technology Risks,” which should be read in conjunction with the foregoing information.

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

Conagra’s Cybersecurity Team is led by our Chief Information Security Officer (CISO). Our CISO, a certified information security professional, has more than 25 years of cybersecurity leadership experience across multiple industries and holds a Doctor of Science (DSc) degree in Cybersecurity. The CISO reports to our Chief Information Officer (CIO), who has been with Conagra for more than 20 years serving in various leadership roles in information technology, finance, and business services. We believe our CIO possesses a firm understanding of the Company’s cybersecurity landscape, risks, and knowledge of the capabilities of our cybersecurity and information systems personnel.

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

As of July 10, 2025, we had 38 domestic manufacturing facilities located in Arkansas, California, Colorado, Illinois, Indiana, Iowa, Kentucky, Maryland, Michigan, Minnesota, Missouri, Nebraska, Nevada, Ohio, Tennessee, Washington, and Wisconsin. We also have international manufacturing facilities in Canada and Mexico, and an ownership interest in an additional international manufacturing facility in Mexico.

We own most of our manufacturing facilities. However, a limited number of plants and parcels of land, along with the related manufacturing equipment are leased. Substantially all of our transportation equipment and forward-positioned distribution centers containing finished goods are leased or operated by third parties.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange, where it trades under the ticker symbol: CAG. At June 22, 2025, there were approximately 11,662 stockholders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No shares of common stock were purchased during the fourth quarter of fiscal 2025.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a summary of significant factors relevant to our financial performance and condition. The discussion and analysis should be read together with our consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data. Results for the fiscal year ended May 25, 2025 are not necessarily indicative of results that may be attained in the future.

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

Readers of this report should understand that these forward-looking statements are not guarantees of performance or results. Forward-looking statements provide our current expectations and beliefs concerning future events and are subject to risks, uncertainties, and factors relating to our business and operations, all of which are difficult to predict and could cause our actual results to differ materially from the expectations expressed in or implied by such forward-looking statements. These risks, uncertainties, and factors include: risks associated with general economic and industry conditions, including inflation, reduced consumer confidence and spending, declining benefits or increased limitations under government food assistance programs for consumers, rising unemployment, recessions, increased energy costs, supply chain challenges, increased tariffs and taxes, labor cost increases or shortages, currency rate fluctuations, actual or threatened hostilities or war, and or other geopolitical conflicts; risks related to the availability and prices of commodities and other supply chain resources, including raw materials, packaging, energy, and transportation, weather conditions, health pandemics or outbreaks of disease, or other geopolitical uncertainty; disruptions or inefficiencies in our supply chain and/or operations; risks related to the effectiveness of our hedging activities and ability to respond to volatility in commodities; risks related to the ultimate impact of, including reputational harm caused by, any product recalls and product liability or labeling litigation, including litigation related to lead-based paint and pigment and cooking spray; risks related to our ability to execute operating and value creation plans and achieve returns on our investments and targeted operating efficiencies from cost-saving initiatives, and to benefit from trade optimization programs; risks related to our ability to deleverage on currently anticipated timelines, and to continue to access capital on acceptable terms or at all; risks related to the Company’s competitive environment, cost structure, and related market conditions; risks related to our ability to respond to changing consumer preferences including health and wellness perceptions and the success of our innovation and marketing investments; risks associated with actions by our customers, including changes in distribution and purchasing terms; risks related to the seasonality of our business; risks associated with our contract manufacturing arrangements and other third-party service provider dependencies; risks associated with actions of governments and regulatory bodies that affect our businesses, including the ultimate impact of new or revised regulations or interpretations including to address climate change; risks related to the Company’s ability to execute on its strategies or achieve expectations related to environmental, social, and governance matters, including as a result of evolving legal, regulatory, and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon pricing or carbon taxes; risks related to a material failure in or breach of our or our vendors’ information technology systems and other cybersecurity incidents; risks related to our ability to identify, attract, hire, train, retain and develop qualified personnel; risk of increased pension, labor or people-related expenses; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges; risks relating to our ability to protect our intellectual property rights; risks relating to acquisition, divestiture, joint venture or investment activities; the amount and timing of future dividends, which remain subject to Board approval and depend on market and other conditions; the amount and timing of future stock repurchases; and other risks described in our reports filed from time to time with the U.S. Securities and Exchange Commission (the “SEC”). We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility to update these statements, except as required by law.

The discussion that follows should be read together with the consolidated financial statements and related notes contained in this report. Results for fiscal 2025 are not necessarily indicative of results that may be attained in the future.

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

Fiscal 2025 Results

Fiscal 2025 performance compared to fiscal 2024 reflected a decrease in net sales, with organic (excludes the impacts of foreign exchange, acquisitions, and divestitures) decreases in our Grocery & Snacks, Refrigerated & Frozen, and Foodservice segments, partially offset by an increase in our International segment. Overall gross profit decreased primarily as a result of lower net sales, input cost inflation, and unfavorable operating leverage, partially offset by productivity. Excluding items impacting comparability, overall segment operating profit decreased in all of our segments compared to the prior year. Corporate expenses and selling, general and administrative (“SG&A”) expenses were higher primarily due to items impacting comparability, as discussed below, partially offset by lower incentive compensation expense. We recognized higher equity method investment earnings, lower interest expense, and lower income tax expense, in each case compared to fiscal 2024. Excluding items impacting comparability, our effective tax rate was lower compared to fiscal 2024.

Diluted earnings per share were $2.40 and $0.72 in fiscal 2025 and 2024, respectively. The increase in diluted earnings per share reflected higher net income. See “Items Impacting Comparability” below as several significant items affected the comparability of year-over-year results.

Trends Impacting our Business

Our industry continues to be impacted by shifting consumer behavior, commodity cost fluctuations, exchange rate volatility, labor cost inflation, input cost inflation, supply chain pressures, and other global macroeconomic challenges. Although rapidly changing trade policies and announcements of potential tariff increases caused increased uncertainty in the second half of fiscal 2025, we saw little impact to our results in fiscal 2025 due to delayed implementation or effect of the announced tariffs. Throughout fiscal 2025, we experienced an elevated amount of input cost inflation and negative impacts from foreign exchange rates, which we were able to partially offset through our on-going productivity initiatives.

Our industry is anticipating increased supply chain challenges, commodity cost volatility, and consumer and economic uncertainty due to rapid changes in global trade policies including increasing or fluctuating tariffs. We expect inflation and tariffs to negatively impact our costs of goods sold in fiscal 2026. We expect consumer trends to continue to evolve and our volumes to improve over time; however, in the near-term, we expect economic pressures on consumers, including the challenges of high inflation and the impact of increased or fluctuating tariffs, and related price increases, to continue to negatively impact our volumes throughout fiscal 2026. We also expect foreign exchange rates to continue to negatively impact our earnings through fiscal 2026. We will continue to evaluate the evolving macroeconomic environment to take action to mitigate the impact on our business, consolidated results of operations, and financial condition.

Items Impacting Comparability

Items of note impacting comparability of results for fiscal 2025 included the following:

●	income tax benefits of $253.5 million associated with the release of valuation allowances on certain deferred tax assets based primarily on interactions with the taxing authorities,
●	charges totaling $101.7 million ($77.0 million after-tax) in connection with our restructuring plans,
●	net charges totaling $88.7 million ($67.0 million after-tax) related to legacy legal matters,
●	charges of $72.1 million ($55.4 million after-tax) related to the impairments of certain brand intangible assets,
●	charges totaling $29.5 million ($24.4 million after-tax) primarily related to the impairment of a business held for sale,
●	a gain of $17.0 million ($12.8 million after-tax) associated with insurance proceeds from the previous fire that occurred at one of our manufacturing facilities,
●	a non-cash settlement gain of $13.0 million ($9.8 million after-tax) associated with a partial transfer of our U.S. defined benefit pension plan obligation to a third-party insurance provider through the purchase of an annuity contract, and
●	charges of $7.2 million ($5.5 million after-tax) related to restructuring activities of the Ardent Mills joint venture.

Items of note impacting comparability of results for fiscal 2024 included the following:

●	charges totaling $956.7 million ($847.7 million after-tax) related to the impairments of goodwill and certain brand intangible assets,
●	charges totaling $66.6 million ($49.9 million after-tax) in connection with our restructuring plans,
●	charges totaling $36.4 million ($36.0 million after-tax) related to the impairment of a business held for sale,
●	net charges totaling $34.8 million ($26.2 million after-tax) related to legacy legal matters,
●	a benefit of $11.5 million ($8.7 million after-tax) related primarily to our year-end remeasurement of an hourly pension plan liability, and
●	a net gain of $8.7 million ($6.6 million after-tax) primarily associated with insurance proceeds from the previous fire that occurred at one of our manufacturing facilities.

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

Presentation of Information

Below is a detailed discussion and comparison of our results of operations for the fiscal years ended May 25, 2025 and May 26, 2024. For a discussion of changes from the fiscal year ended May 28, 2023 to the fiscal year ended May 26, 2024, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended May 26, 2024 (filed July 11, 2024).

Fiscal 2025 compared to Fiscal 2024

Net Sales

($ in millions)	Fiscal 2025	Fiscal 2024	% Inc
Reporting Segment	Net Sales	Net Sales	(Dec)
Grocery & Snacks	$4,899.3	$4,958.7	(1.2)%
Refrigerated & Frozen	4,662.3	4,865.5	(4.2)%
International	956.5	1,078.3	(11.3)%
Foodservice	1,094.7	1,148.4	(4.7)%
Total	$11,612.8	$12,050.9	(3.6)%

Net sales for fiscal 2025 in our Grocery & Snacks segment included a decrease in organic volumes and price/mix of 1.1% and 0.9%, respectively, when compared to fiscal 2024. Price/mix was impacted by an increase in strategic trade investments. The acquisitions of Sweetwood Smoke & Co. in August 2024 and an existing contract manufacturer of our cooking spray products in July 2024 contributed $38.0 million to our Grocery & Snacks segment net sales during fiscal 2025.

Net sales for fiscal 2025 in our Refrigerated & Frozen segment included a decrease in price/mix of 3.5% compared to fiscal 2024, primarily attributable to an increase in strategic trade investments. Volume decreased by 0.7% compared to fiscal 2024. During fiscal 2025, the largest impact to our volumes was a result of supply constraints impacting the company’s frozen meals containing chicken and frozen vegetable products. Additionally, we estimate that net sales during fiscal 2025 were impacted by approximately $24 million due to temporary manufacturing disruptions in our Hebrew National® business during the key grilling season.

Net sales for fiscal 2025 in our International segment reflected a 5.7% decrease due to unfavorable foreign exchange rates, a 3.9% increase in organic price/mix, and a 3.4% decrease in organic volume, in each case compared to fiscal 2024. The unfavorable foreign exchange rates were primarily due to the devaluation of the Mexican Peso relative to the US dollar. Fiscal 2025 and 2024 included $23.6 million and $93.2 million, respectively, of net sales related to our ownership stake in Agro Tech Foods Limited (“ATFL”), which was sold in the first quarter of fiscal 2025.

Net sales for fiscal 2025 in our Foodservice segment included a decrease in organic volume of 8.1% compared to fiscal 2024, driven by the ongoing softness in restaurant traffic and the impact of lost business from the prior year. Organic price/mix increased by 3.3% compared to fiscal 2024, reflecting inflation-driven pricing. Additionally, we estimate that net sales in our Foodservice segment during fiscal 2025 were impacted by approximately $3 million due to the temporary manufacturing disruptions in our Hebrew National® business.

SG&A Expenses (Includes general corporate expenses)

SG&A expenses totaled $1.54 billion for fiscal 2025, an increase of $49.8 million compared to fiscal 2024. SG&A expenses for fiscal 2025 reflected the following:

Items impacting comparability of earnings

●	net charges of $91.1 million in connection with our restructuring plans and
●	net charges totaling $88.7 million related to legacy legal matters.

Other changes in expenses compared to fiscal 2024

●	a decrease in short-term incentive expense of $43.9 million primarily due to a decrease in the estimated level of achievement of certain performance targets,
●	a decrease in advertising and promotion expense of $26.4 million,
●	an increase in salary, wage, and fringe benefit expense of $18.4 million due to merit and employee insurance costs,
●	a decrease in consulting and professional fees of $11.8 million, partially due to the implementation of a new enterprise resource planning software system in Mexico in the prior year, and
●	an increase in share-based payment expense of $10.5 million.

SG&A expenses for fiscal 2024 included the following items impacting the comparability of earnings:

●	net charges of $47.5 million in connection with our restructuring plans,
●	net charges of $34.8 million related to legacy legal matters, and
●	a net gain of $8.1 million primarily associated with insurance proceeds from the previous fire that occurred at one of our manufacturing facilities.

Segment Operating Profit

($ in millions)	Fiscal 2025	Fiscal 2024	% Inc
Reporting Segment	Operating Profit	Operating Profit	(Dec)
Grocery & Snacks	$1,017.0	$1,100.3	(7.6)%
Refrigerated & Frozen	651.7	815.9	(20.1)%
International	143.9	155.1	(7.1)%
Foodservice	131.0	151.3	(13.4)%

Segment operating profit in our Grocery & Snacks segment for fiscal 2025 reflected a decrease in gross profits of $86.6 million compared to fiscal 2024. The decrease in gross profit was driven by the decrease in net sales discussed above, the impacts of input cost inflation, and unfavorable operating leverage, partially offset by productivity. In addition, we recognized a benefit of $11.3 million and $14.4 million in fiscal 2025 and 2024, respectively, related to insurance proceeds for lost sales from our fiscal 2023 brand recall on Armour Star®. The decrease in gross profits was partially offset by lower SG&A expenses compared to fiscal 2024.

Segment operating profit in our Refrigerated & Frozen segment for fiscal 2025 reflected a decrease in gross profits of $211.3 million compared to fiscal 2024. The decrease was driven by the net sales decline discussed above, impacts of input cost inflation, and unfavorable operating leverage, partially offset by productivity. In fiscal 2025, we also experienced manufacturing challenges at the primary facility that prepares and cooks chicken used in our frozen meals. This resulted in increased product costs from utilizing third-party manufacturers, as well as abnormal inventory costs while we temporarily stopped production. In addition, we estimate that gross profits during fiscal 2025 were negatively impacted by approximately $10 million, primarily due to lost profits, abnormal manufacturing variances, and certain inventory write-offs resulting from the temporary manufacturing disruptions in our Hebrew National® business. The decrease in gross profits was partially offset by lower SG&A expenses compared to fiscal 2024, which included a decrease of $20.9 million in advertising and promotion expenses.

Segment operating profit in our International segment for fiscal 2025 reflected a decrease in gross profits of $29.9 million compared to fiscal 2024. The decrease was driven by a reduction in profit associated with the sale of our ownership stake in ATFL, the impacts of input cost inflation, and unfavorable foreign exchange rates, partially offset by productivity. The decrease in gross profits was partially offset by lower SG&A expenses, including a decrease of $5.1 million in advertising and promotion expenses due primarily to the sale of our ownership stake in ATFL.

Segment operating profit in our Foodservice segment for fiscal 2025 reflected a decrease in gross profits of $19.1 million compared to fiscal 2024. The decrease in gross profits was driven by the net sales declines discussed above, the impacts of input cost inflation, and unfavorable operating leverage, partially offset by productivity.

Pension and Postretirement Non-service Income

In fiscal 2025, pension and postretirement non-service income was $25.9 million, an increase of $15.6 million compared to fiscal 2024. Fiscal 2025 reflected lower interest costs and a non-cash settlement gain of $13.0 million associated with a partial transfer of our U.S. defined benefit pension plan obligation to a third-party insurance provider through the purchase of an annuity contract. Fiscal 2024 included a benefit of $11.5 million related primarily to our annual remeasurement of an hourly pension plan liability.

Interest Expense, Net

In fiscal 2025, net interest expense was $416.7 million, a decrease of $13.8 million, or 3.2%, from fiscal 2024. The decrease was driven by an overall reduction of our debt balances. See Note 4, “Long-Term Debt”, to the Consolidated Financial Statements contained in this report for further discussion.

Equity Method Investment Earnings

We include our share of the earnings of certain affiliates based on our economic ownership interest in the affiliates. Our most significant affiliate is the Ardent Mills joint venture. Our share of earnings from our equity method investment earnings were $182.4 million and $177.6 million for fiscal 2025 and 2024, respectively. Ardent Mills earnings for fiscal 2025 reflected improved commodity revenue, partially offset by continued lower volume trends as seen throughout the industry. Results for fiscal 2025 included charges of $7.2 million related to Ardent Mills restructuring activities.

Income Taxes

Our income tax expense was $3.7 million and $262.5 million in fiscal 2025 and 2024, respectively. The decrease in our income tax expense was principally related to a release of a valuation allowance from a federal audit settlement that gave rise to a $225.8 million tax benefit in fiscal 2025. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was approximately 0.3% and 43.0% for fiscal 2025 and 2024, respectively. See Note 14, “Pre-Tax Income and Income Taxes”, to the Consolidated Financial Statements contained in this report for a further discussion on the change in effective tax rates.

We expect our effective tax rate in fiscal 2026, exclusive of any unusual transactions or tax events, to be approximately 23%.

Earnings Per Share

Diluted earnings per share in fiscal 2025 and 2024 were $2.40 and $0.72, respectively. The increase in diluted earnings per share reflected higher net income. See “Items Impacting Comparability” above as several significant items affected the comparability of year-over-year results of operations.

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

Borrowing Facilities and Long-Term Debt

At May 25, 2025, we had a revolving credit facility (the “Revolving Credit Facility”) with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $2.0 billion (subject to increase to a maximum aggregate principal amount of $2.5 billion with the consent of the lenders). The Revolving Credit Facility matures on August 26, 2027 and is unsecured. The Company may request the term of the Revolving Credit Facility be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. We have historically used a credit facility principally as a back-up for our commercial paper program. As of May 25, 2025, there were no outstanding borrowings under the Revolving Credit Facility. On June 27, 2025, subsequent to our fiscal year end, we terminated and replaced our existing revolving credit facility by entering into an amendment which extends the maturity date to June 27, 2030.

We had $259.0 million outstanding under our commercial paper program as of May 25, 2025 and $586.0 million outstanding as of May 26, 2024. The highest level of borrowings during fiscal 2025 was $1.0 billion.

During the fourth quarter of fiscal 2025, we entered into an unsecured Term Loan with a financial institution and borrowed the full principal amount, $200.0 million, available thereunder (the “2025 Term Loan”). The net proceeds were used to repay outstanding borrowings under our commercial paper program. On June 4, 2025, subsequent to our fiscal year end, we repaid $100.0 million of the $200.0 million aggregate principal amount outstanding under the 2025 Term Loan with a portion of the proceeds received in connection with the sale of our Chef Boyardee® business. The 2025 Term Loan matures on October 29, 2025.

During the fourth quarter of fiscal 2024, we entered into an unsecured Term Loan with a financial institution and borrowed the full principal amount, $300.0 million, available thereunder (the “2024 Term Loan”). During the fourth quarter of fiscal 2025, we entered into a letter agreement extending the maturity date of the 2024 Term Loan to October 29, 2025. On June 4, 2025, subsequent to our fiscal year end, we repaid $150.0 million of the $300.0 million aggregate principal amount outstanding under the 2024 Term Loan with a portion of the proceeds received in connection with the sale of our Chef Boyardee® business.

During the second quarter of fiscal 2025, we repaid the remaining $250.0 million aggregate principal amount outstanding under our unsecured Term Loan Agreement, dated August 26, 2023 (the “2023 Term Loan”). The repayment was primarily funded by operating cash flows.

See Note 4, “Long-Term Debt” and Note 5, “Credit Facilities and Borrowings”, to the Consolidated Financial Statements contained in this report for additional information on our debt transactions. The weighted-average coupon interest rate of the long-term debt obligations outstanding as of May 25, 2025, was approximately 4.9%.

We expect to maintain or have access to sufficient liquidity to retire or refinance long-term debt at maturity or otherwise, from operating cash flows, our commercial paper program, access to the capital markets, and our Revolving Credit Facility. We have $1.0 billion aggregate principal amount of 4.6% senior notes maturing in November 2025 that we expect to pay and/or refinance using available sources which may include the investment grade note market, bank loans, commercial paper, and cash on hand. We continuously evaluate opportunities to refinance our debt; however, any refinancing is subject to market conditions and other factors, including financing options that may be available to us from time to time, and there can be no assurance that we will be able to successfully refinance any debt on commercially acceptable terms at all.

As of the end of fiscal 2025, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the Revolving Credit Facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult, or impossible.

Our most restrictive debt agreement (the Revolving Credit Facility) generally requires our ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest expense not be less than 3.0 to 1.0 and our ratio of funded debt to EBITDA not to exceed 4.5 to 1.0. Each ratio is to be calculated on a rolling four-quarter basis. As of May 25, 2025, we were in compliance with all financial covenants.

Equity and Dividends

We repurchase shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board. Under our current share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. During fiscal 2025, we repurchased 2.1 million shares of our common stock under this authorization for an aggregate of $64.0 million. The Company’s total remaining share repurchase authorization as of May 25, 2025 was $852.6 million.

On April 2, 2025, we announced that our Board had authorized a quarterly dividend payment of $0.35 per share, which was paid on May 29, 2025, to stockholders of record as of the close of business on April 28, 2025. Subsequent to our fiscal year end, on July 9, 2025, we announced that our Board had authorized a quarterly dividend of $0.35 per share to be paid on August 28, 2025 to stockholders of record as of the close of business on July 30, 2025.

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

A summary of our operating and finance lease obligations as of May 25, 2025 can be found in Note 15, “Leases”, to the Consolidated Financial Statements contained in this report.

The liability for gross unrecognized tax benefits related to uncertain tax positions was $11.0 million as of May 25, 2025. See Note 14, “Pre-Tax Income and Income Taxes”, to the Consolidated Financial Statements contained in this report for information related to income taxes.

As of May 25, 2025, we had an aggregate funded pension asset of $253.0 million and an aggregate unfunded postretirement benefit obligation totaling $48.3 million. We expect to make payments totaling approximately $11.0 million and $6.6 million in fiscal 2026 to fund our pension and postretirement plans, respectively. See Note 18, “Pension and Postretirement Benefits”, to the Consolidated Financial Statements and “Critical Accounting Estimates – Employee-Related Benefits” contained in this report for further discussion of our pension obligation and factors that could affect estimates of these obligations.

As of May 25, 2025, our unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts) totaled approximately $2.89 billion. Approximately $1.73 billion of this balance is due in fiscal 2026. Included in this amount are open purchase orders and other supply agreements totaling approximately $1.37 billion, which are generally settleable in the ordinary course of business in less than one year. Warehousing service agreements totaling approximately $916 million make up a majority of our remaining unconditional purchase obligations with various terms of up to 10 years.

We expect to have sufficient cash flows from the above cited sources to meet the material cash requirements of these contractual obligations as they become settleable in the ordinary course of business.

Capital Expenditures

We continue to make investments in our business and operating facilities. Our preliminary estimate of capital expenditures for fiscal 2026 is approximately $450 million.

Cash Flows

In fiscal 2025, we used $11.0 million of cash, which was the net result of $1.69 billion generated from operating activities, $542.2 million used in investing activities, $1.16 billion used in financing activities, and a decrease of $2.4 million due to the effects of changes in foreign currency exchange rates.

Cash generated from operating activities totaled $1.69 billion in fiscal 2025, as compared to $2.02 billion generated in fiscal 2024. The decrease in operating cash flows for fiscal 2025 compared to fiscal 2024 was primarily driven by lower operating profits, lower dividend payments received from one of our equity method investments, and higher inventory balances. These decreases were partially offset by the accelerated receipt of our outstanding receivables in exchange for a slightly higher prompt pay discount, which increased our cash flow from operations by approximately $140 million. Operating cash flows in fiscal 2025 also benefited from lower tax payments as a result of lower taxable income and recent interactions with the U.S. Internal Revenue Service (“IRS”) allowing for additional tax deductions.

Cash used in investing activities totaled $542.2 million in fiscal 2025 compared to $375.0 million in fiscal 2024. Investing activities in fiscal 2025 consisted primarily of capital expenditures totaling $389.3 million, and the purchases of an existing contract manufacturer and Sweetwood Smoke & Co. for a total of $230.6 million, net of cash acquired, which were partially offset by net proceeds totaling $76.8 million from the sale of our ownership stake in ATFL. Investing activities in fiscal 2024 consisted primarily of capital expenditures totaling $388.1 million.

Cash used in financing activities totaled $1.16 billion in fiscal 2025 compared to $1.66 billion in fiscal 2024. Financing activities in fiscal 2025 principally reflected repayments of long-term debt of $281.3 million, net short-term borrowing repayments of $125.6 million, cash dividends paid of $669.2 million, and common stock repurchases of $64.0 million. Financing activities in fiscal 2024 principally reflected repayments of long-term debt of $1.77 billion, the issuance of long-term debt totaling $500.0 million, net short-term borrowing issuances of $290.6 million, and cash dividends paid of $659.3 million.

Cash Held by International Subsidiaries

The Company had cash and cash equivalents of $68.0 million at May 25, 2025 and $77.7 million at May 26, 2024, of which $61.6 million at May 25, 2025 and $66.7 million at May 26, 2024 was held in foreign countries. A deferred tax liability is provided for certain undistributed foreign earnings that are not considered to be indefinitely reinvested or cannot be remitted in a tax-neutral transaction. Other undistributed foreign earnings are invested indefinitely and therefore we have not provided deferred taxes on those earnings.

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

Marketing Costs—We offer various forms of advertising, trade promotions, and consumer incentives which are primarily recorded as a reduction in revenue. Advertising costs are expensed as incurred and recorded in SG&A expenses.

The methodologies for determining trade promotions and consumer incentives are dependent on local customer pricing practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. Our promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in-store displays and events, feature price discounts, consumer coupons, and loyalty programs. The costs of these activities are recognized as a reduction of revenue at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. Differences between estimated expense and actual redemptions are recognized as a change in management estimate in a subsequent period.

We have recognized trade promotion and advertising liabilities of $131.5 million as of May 25, 2025. Changes in the assumptions used in estimating the cost of any individual customer marketing program would not result in a material change in our results of operations or cash flows.

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

Employee-Related Benefits—We incur certain employment-related expenses associated with our pension plans. In order to measure the annual expense associated with these pension benefits, management must make a variety of estimates including discount rates used to measure the present value of certain liabilities, assumed rates of return on assets set aside to fund these expenses, and anticipated mortality rates. The estimates used by management are based on our historical experience as well as current facts and circumstances. We use third-party specialists to assist management in appropriately measuring the expense associated with these pension benefits. Different estimates used by management could result in us recognizing different amounts of expense over different periods of time.

The Company uses a split discount rate (the “spot-rate approach”) for the U.S. plans and certain foreign plans. The spot-rate approach applies separate discount rates for each projected benefit payment in the calculation of pension service and interest cost.

We have recognized a pension liability of $89.8 million and $95.9 million as of the end of fiscal 2025 and 2024, respectively. We also have recognized a pension asset of $342.8 million and $260.1 million as of the end of fiscal 2025 and 2024, respectively, as certain individual plans of the Company had a positive funded status.

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

We recognized a pension benefit from Company plans of $19.6 million, $0.6 million, and $13.9 million in fiscal 2025, 2024, and 2023, respectively. Such amounts reflect the year-end write-off of actuarial losses (gains) in excess of 10% of our pension liability of $(3.5) million, $(12.5) million, and $0.1 million in fiscal 2025, 2024, and 2023, respectively. This also reflected expected returns on plan assets of $146.3 million, $141.3 million, and $145.9 million in fiscal 2025, 2024, and 2023, respectively. We contributed $11.9 million, $12.2 million, and $12.5 million to our pension plans in fiscal 2025, 2024, and 2023, respectively. We anticipate contributing approximately $11.0 million to our pension plans in fiscal 2026.

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

Based on this information, the weighted-average discount rate selected by us for determination of the interest cost component of our pension expense was 5.51% for fiscal 2025, 5.41% for fiscal 2024, and 4.09% for fiscal 2023. The weighted-average discount rate selected by us for determination of the service cost component of our pension expense was 5.72% for fiscal 2025, 5.60% for fiscal 2024, and 4.74% for fiscal 2023. We selected a weighted-average discount rate of 6.17% and 5.41% for determination of service and interest expense, respectively, for fiscal 2026. A 50-basis point increase in our discount rate assumption as of the end of fiscal 2025 would increase our annual pension expense for our pension plans by $3.2 million. A 50-basis point decrease in our discount rate assumption as of the end of fiscal 2025 would decrease our annual pension expense for our pension plans by $3.6 million. For our year-end pension obligation determination, we selected discount rates of 5.91% and 5.58% for fiscal years 2025 and 2024, respectively.

Another significant assumption used to account for our pension plans is the expected long-term rate of return on plan assets. In developing the assumed long-term rate of return on plan assets for determining pension expense, we consider long-term historical returns (arithmetic average) of the plan’s investments, the asset allocation among types of investments, estimated long-term returns by investment type from external sources, and the current economic environment. Based on this information, we selected a weighted-average expected long-term rate of return on plan assets of 5.53% and 5.89% for determining our fiscal 2025 and 2026 pension expense, respectively. A 50-basis point increase/decrease in our expected long-term rate of return assumption as of the beginning of fiscal 2026 would decrease/increase annual pension expense for our pension plans by $9.4 million.

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

As of May 25, 2025, we have goodwill of $10.50 billion, indefinite-lived intangibles of $1.80 billion and definite-lived intangibles of $620.6 million. Historically, we have experienced material impairments in brand intangibles and goodwill as a result of declining sales, reductions to our assumed royalty rates due to lower-than-expected profit margins, and other economic conditions such as increases to interest rates.

In fiscal 2025, 2024, and 2023, we recorded total indefinite-lived intangibles impairments of $72.1 million, $430.2 million, and $589.2 million, respectively, primarily related to brands acquired as part of the Pinnacle acquisition that were recorded at fair value in fiscal 2019. We continue to be susceptible to impairment charges in the future if our long-term sales forecasts, royalty rates, and other assumptions change as a result of lower than expected performance or other economic conditions. We will monitor these assumptions as management continues to achieve gross margin improvement and long-term sales growth. Discount rates, long-term growth rates, and royalty rates used to estimate the fair value of our domestic retail brands with 10% or less excess fair value over carrying amount as of the fiscal 2025 annual impairment test were as follows:

		Discount Rate		Long-Term Growth Rate		Royalty Rate
	Carrying Amount
	(in billions)	Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
Brands (<10% cushion)	$1.1	8.25%	12.50%	0.0%	2.0%	1.0%	11.0%

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

If we had changed the assumptions used to estimate the fair value of our brands with 10% or less excess fair value over carrying amount as of the fiscal 2025 annual impairment test, these isolated changes, which are reasonably possible to occur, would have led to the following increase/(decrease) in the aggregate fair value of certain brands (in millions):

	Discount Rate		Long-Term Growth Rate		Royalty Rate
	50-Basis-Point		25-Basis-Point		100-Basis-Point
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Brands (<10% cushion)	(70.9)	81.1	28.4	(23.5)	253.5	(247.9)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks affecting us during fiscal 2025 and 2024 were exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.

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

As of May 25, 2025 and May 26, 2024, the fair value of our long-term debt (including current installments) was estimated at $7.03 billion and $7.26 billion, respectively, based on current market rates. As of May 25, 2025 and May 26, 2024, a 1% increase in interest rates would decrease the fair value of our fixed rate debt by approximately $302.8 million and $356.6 million, respectively, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $339.3 million and $400.5 million, respectively.

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

Effect of Hypothetical 10% Fluctuation

The potential gain or loss on the fair value of our outstanding commodity and foreign exchange contracts, assuming a hypothetical 10% fluctuation in commodity prices and foreign currency exchange rates, would have been (in millions):

	Fair Value Impact
In Millions	Average During the Fiscal Year Ended May 25, 2025	Average During the Fiscal Year Ended May 26, 2024
Energy commodities	$5.7	$4.4
Agriculture commodities	8.4	4.5
Foreign exchange	9.6	10.0

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Conagra Brands, Inc. and Subsidiaries

Consolidated Statements of Earnings

(in millions, except per share amounts)

	For the Fiscal Years Ended May
	2025	2024	2023
Net sales	$11,612.8	$12,050.9	$12,277.0
Cost of goods sold	8,609.3	8,717.5	9,012.2
Gross profit	$3,003.5	$3,333.4	$3,264.8
Selling, general and administrative expenses	1,537.3	1,487.5	1,431.9
Goodwill impairment charges	—	526.5	141.7
Other intangible asset impairment charges	72.1	430.2	589.2
Loss on divestitures	29.5	36.4	26.7
Operating profit	$1,364.6	$852.8	$1,075.3
Pension and postretirement non-service income	25.9	10.3	24.2
Interest expense, net	416.7	430.5	409.6
Equity method investment earnings	182.4	177.6	212.0
Income before income taxes	$1,156.2	$610.2	$901.9
Income tax expense	3.7	262.5	218.7
Net income	$1,152.5	$347.7	$683.2
Less: Net income (loss) attributable to noncontrolling interests	0.1	0.5	(0.4)
Net income attributable to Conagra Brands, Inc.	$1,152.4	$347.2	$683.6
Earnings per share — basic
Net income attributable to Conagra Brands, Inc. common stockholders	$2.41	$0.73	$1.43
Earnings per share — diluted
Net income attributable to Conagra Brands, Inc. common stockholders	$2.40	$0.72	$1.42

The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in millions)

	For the Fiscal Years Ended May
	2025			2024			2023
		Tax	After		Tax	After		Tax	After
	Pre-Tax	(Expense)	-Tax	Pre-Tax	(Expense)	-Tax	Pre-Tax	(Expense)	-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$1,156.2	$(3.7)	$1,152.5	$610.2	$(262.5)	$347.7	$901.9	$(218.7)	$683.2
Other comprehensive income:
Derivative adjustments:
Unrealized derivative adjustments	(2.9)	0.8	(2.1)	8.3	(2.1)	6.2	4.2	(1.1)	3.1
Reclassification for derivative adjustments included in net income	(6.8)	1.7	(5.1)	(8.2)	2.0	(6.2)	(4.9)	1.2	(3.7)
Currency translation adjustments:
Unrealized currency translation gains (losses)	(18.4)	—	(18.4)	9.6	—	9.6	(9.8)	—	(9.8)
Reclassification for currency translation losses in connection with the sale of Agro Tech Foods Limited (see Note 7)	79.8	—	79.8	—	—	—	—	—	—
Pension and postretirement benefit obligations:
Unrealized pension and postretirement benefit obligations	65.1	(15.7)	49.4	1.7	(0.5)	1.2	(33.2)	8.3	(24.9)
Reclassification for pension and postretirement benefit obligations included in net income	(18.2)	4.4	(13.8)	(3.7)	0.9	(2.8)	(4.5)	1.3	(3.2)
Comprehensive income	1,254.8	(12.5)	1,242.3	617.9	(262.2)	355.7	853.7	(209.0)	644.7
Comprehensive income (loss) attributable to noncontrolling interests (see Note 7)	38.1	—	38.1	(0.2)	(0.2)	(0.4)	(5.3)	(0.4)	(5.7)
Comprehensive income attributable to Conagra Brands, Inc.	$1,216.7	$(12.5)	$1,204.2	$618.1	$(262.0)	$356.1	$859.0	$(208.6)	$650.4

The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

(in millions, except share data)

	May 25, 2025	May 26, 2024
ASSETS
Current assets
Cash and cash equivalents	$68.0	$77.7
Receivables, less allowance for doubtful accounts of $3.6 and $3.0	770.0	871.8
Inventories	2,048.3	1,981.5
Prepaid expenses and other current assets	90.6	85.0
Current assets held for sale	94.1	133.5
Total current assets	3,071.0	3,149.5
Property, plant and equipment
Land and land improvements	160.7	158.4
Buildings, machinery and equipment	5,516.3	5,232.4
Furniture, fixtures, office equipment and other	670.0	676.5
Construction in progress	227.1	247.0
	6,574.1	6,314.3
Less accumulated depreciation	(3,738.2)	(3,493.3)
Property, plant and equipment, net	2,835.9	2,821.0
Goodwill	10,501.9	10,325.9
Brands, trademarks and other intangibles, net	2,421.1	2,484.8
Other assets	1,571.0	1,430.1
Noncurrent assets held for sale	533.0	651.0
	$20,933.9	$20,862.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$804.7	$928.4
Current installments of long-term debt	1,028.8	20.3
Accounts and other payables	1,590.1	1,493.7
Accrued payroll	146.0	193.3
Other accrued liabilities	744.7	588.6
Current liabilities held for sale	2.7	17.5
Total current liabilities	4,317.0	3,241.8
Senior long-term debt, excluding current installments	6,234.1	7,492.6
Deferred income taxes	810.3	1,024.2
Other noncurrent liabilities	639.6	587.6
Noncurrent liabilities held for sale	0.2	4.8
Total liabilities	12,001.2	12,351.0
Commitments and contingencies (Note 16)
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 584,219,229	2,921.2	2,921.2
Additional paid-in capital	2,347.2	2,363.2
Retained earnings	6,759.1	6,276.3
Accumulated other comprehensive income (loss)	16.3	(35.5)
Less treasury stock, at cost, 106,846,304 and 106,050,133 common shares	(3,111.1)	(3,084.8)
Total Conagra Brands, Inc. common stockholders' equity	8,932.7	8,440.4
Noncontrolling interests	—	70.9
Total stockholders' equity	8,932.7	8,511.3
	$20,933.9	$20,862.3

The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries

Consolidated Statements of Common Stockholders’ Equity

(in millions)

	Conagra Brands, Inc. Stockholders' Equity
					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Income (loss)	Stock	Interests	Equity
Balance at May 29, 2022	584.2	$2,921.2	$2,324.6	$6,550.7	$(11.2)	$(2,997.6)	$74.5	$8,862.2
Stock option and incentive plans			52.3	(3.7)		31.3	2.1	82.0
Currency translation adjustments					(4.6)		(5.2)	(9.8)
Repurchase of common shares						(150.0)		(150.0)
Derivative adjustments					(0.6)			(0.6)
Activities of noncontrolling interests							(0.8)	(0.8)
Pension and postretirement healthcare benefits					(28.0)		(0.1)	(28.1)
Dividends declared on common stock; $1.32 per share				(631.2)				(631.2)
Net income attributable to Conagra Brands, Inc.				683.6				683.6
Balance at May 28, 2023	584.2	2,921.2	2,376.9	6,599.4	(44.4)	(3,116.3)	70.5	8,807.3
Stock option and incentive plans			(13.7)	(1.1)		31.5	1.2	17.9
Currency translation adjustments					10.5		(0.9)	9.6
Activities of noncontrolling interests							0.1	0.1
Pension and postretirement healthcare benefits					(1.6)			(1.6)
Dividends declared on common stock; $1.40 per share				(669.2)				(669.2)
Net income attributable to Conagra Brands, Inc.				347.2				347.2
Balance at May 26, 2024	584.2	2,921.2	2,363.2	6,276.3	(35.5)	(3,084.8)	70.9	8,511.3
Stock option and incentive plans			(16.0)	(0.6)		37.7		21.1
Currency translation adjustments					23.4		38.0	61.4
Repurchase of common shares						(64.0)		(64.0)
Derivative adjustments					(7.2)			(7.2)
Activities of noncontrolling interests							(108.9)	(108.9)
Pension and postretirement healthcare benefits					35.6			35.6
Dividends declared on common stock; $1.40 per share				(669.0)				(669.0)
Net income attributable to Conagra Brands, Inc.				1,152.4				1,152.4
Balance at May 25, 2025	584.2	$2,921.2	$2,347.2	$6,759.1	$16.3	$(3,111.1)	$—	$8,932.7

The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

	For the Fiscal Years Ended May
	2025	2024	2023
Cash flows from operating activities:
Net income	$1,152.5	$347.7	$683.2
Adjustments to reconcile income to net cash flows from operating activities:
Depreciation and amortization	390.2	400.9	369.9
Asset impairment charges	177.0	1,035.5	771.1
Equity method investment earnings less than (in excess of) distributions	(22.1)	74.0	(73.6)
Stock-settled share-based payments expense	41.5	30.8	79.2
Contributions to pension plans	(11.9)	(12.2)	(12.5)
Pension benefit	(19.6)	(0.6)	(13.9)
Other items	7.1	16.4	8.4
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Receivables	173.8	77.2	(102.1)
Inventories	(35.6)	131.9	(265.3)
Deferred income taxes and income taxes payable, net	(224.0)	(81.1)	(188.5)
Prepaid expenses and other current assets	(0.9)	(2.2)	23.5
Accounts and other payables	49.6	(22.7)	(248.9)
Accrued payroll	(45.9)	29.7	12.5
Other accrued liabilities	(0.9)	(20.0)	(7.3)
Litigation receivables, net of recoveries	(67.1)	(14.7)	—
Litigation accruals, net of payments	128.2	25.0	(14.8)
Deferred employer payroll taxes	—	—	(25.5)
Net cash flows from operating activities	1,691.9	2,015.6	995.4
Cash flows from investing activities:
Additions to property, plant and equipment	(389.3)	(388.1)	(362.2)
Sale of property, plant and equipment	3.4	0.8	3.2
Purchase of marketable securities	—	(10.3)	(5.2)
Sales of marketable securities	—	10.3	5.2
Purchase of businesses, net of cash acquired	(230.6)	—	—
Proceeds from divestitures, net of cash divested	76.8	—	—
Proceeds from insurance recoveries	—	11.9	—
Other items	(2.5)	0.4	4.1
Net cash flows from investing activities	(542.2)	(375.0)	(354.9)
Cash flows from financing activities:
Issuance of short-term borrowings, maturities greater than 90 days	338.0	466.6	286.8
Repayment of short-term borrowings, maturities greater than 90 days	(135.3)	(185.9)	(330.0)
Net issuance (repayment) of other short-term borrowings, maturities less than or equal to 90 days	(328.3)	9.9	394.6
Issuance of long-term debt	—	500.0	500.0
Repayment of long-term debt	(281.3)	(1,772.6)	(712.4)
Debt issuance costs	—	(3.3)	(4.1)
Repurchase of Conagra Brands, Inc. common shares	(64.0)	—	(150.0)
Cash dividends paid	(669.2)	(659.3)	(623.8)
Exercise of stock options and issuance of other stock awards, including tax withholdings	(20.6)	(13.8)	2.3
Other items	2.4	1.7	5.0
Net cash flows from financing activities	(1,158.3)	(1,656.7)	(631.6)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2.4)	1.2	1.7
Net change in cash and cash equivalents and restricted cash, including cash balances classified as assets held for sale	(11.0)	(14.9)	10.6
Less: Net change in cash balances classified as assets held for sale	(1.3)	0.7	(0.5)
Net change in cash and cash equivalents and restricted cash	(9.7)	(15.6)	11.1
Cash and cash equivalents and restricted cash at beginning of year	77.7	93.3	82.2
Cash and cash equivalents and restricted cash at end of year	$68.0	$77.7	$93.3

The accompanying Notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year — The fiscal year of Conagra Brands, Inc. (“Conagra Brands”, “Company”, “we”, “us”, or “our”) ends the last Sunday in May. The fiscal years for the consolidated financial statements presented consist of a 52-week period for fiscal 2025, 2024, and 2023.

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

We review our investments in unconsolidated affiliates for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. Evidence of a loss in value that is other than temporary includes the absence of an ability to recover the carrying amount of the investment, the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment, or, where applicable, estimated sales proceeds which are insufficient to recover the carrying amount of the investment. Management’s assessment as to whether any decline in value is other than temporary is based on our ability and intent to hold the investment and whether evidence indicating the carrying value of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Management generally considers our investments in equity method investees to be strategic long-term investments. Therefore, management completes its assessments with a long-term viewpoint. If the fair value of the investment is determined to be less than the carrying value and the decline in value is considered to be other than temporary, an appropriate write-down is recorded based on the excess of the carrying value over the best estimate of fair value of the investment.

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

The following table details the balances of our allowance for doubtful accounts and changes therein:

	Balance at	Additions Charged
	Beginning of	to Costs and		Deductions from	Balance at Close
	Period	Expenses	Other[1]	Reserves[2]	of Period
Year ended May 25, 2025	$3.0	1.6	—	1.0	$3.6
Year ended May 26, 2024	$2.7	0.6	0.2	0.5	$3.0
Year ended May 28, 2023	$2.8	0.1	(0.1)	0.1	$2.7

1 Primarily relates to translation.

2 Bad debts charged off and adjustments to previous reserves, less recoveries.

Inventories — We use the lower of cost (determined using an average costing method) or net realizable value for valuing inventories.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

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

During fiscal 2025, 2024, and 2023, our capital expenditures totaled $389.3 million, $388.1 million, and $362.2 million, respectively. Accrued and unpaid capital expenditures as of May 25, 2025, May 26, 2024, May 28, 2023, and May 29, 2022 totaled $134.0 million, $119.3 million, $128.3 million, and $108.8 million, respectively.

Total depreciation expense for fiscal 2025, 2024, and 2023 was $336.5 million, $347.3 million, and $313.1 million, respectively.

Goodwill and Other Identifiable Intangible Assets — Goodwill and other identifiable intangible assets with indefinite lives (e.g., brands or trademarks) are not amortized and are tested annually for impairment of value and whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, adverse changes in the markets in which an entity operates, increases in input costs that have negative effects on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill and other intangible assets.

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

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

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

In fiscal 2025, 2024, and 2023 we elected to perform a quantitative impairment test for indefinite-lived intangible assets not subject to amortization. The estimates of fair value of intangible assets not subject to amortization are determined using a “relief from royalty” methodology, which is used in estimating the fair value of our brands/trademarks. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash flows generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates.

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

Refer to Note 9 for discussion of the impairment charges related to goodwill and intangible assets in fiscal 2025, 2024, and 2023.

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

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

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

Advertising Costs — Advertising costs are expensed as incurred. Advertising and promotion expenses totaled $263.2 million, $289.6 million, and $290.1 million in fiscal 2025, 2024, and 2023, respectively, and are included in selling, general and administrative (“SG&A”) expenses.

Research and Development — We incurred expenses of $60.8 million, $61.4 million, and $57.7 million for research and development activities in fiscal 2025, 2024, and 2023, respectively.

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

The following table details the accumulated balances for each component of other comprehensive income (loss), net of tax:

	2025	2024
Currency translation losses, net of reclassification adjustments	$(65.8)	$(89.2)
Derivative adjustments, net of reclassification adjustments	22.0	29.2
Pension and postretirement benefit obligations, net of reclassification adjustments	60.1	24.5
Accumulated other comprehensive income (loss)	$16.3	$(35.5)

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) into income:

				Affected Line Item in the Consolidated Statement
	2025	2024	2023	of Earnings[1]
Net derivative adjustments:
Cash flow hedges	$(2.7)	$(3.5)	$(3.3)	Interest expense, net
Cash flow hedges	(4.1)	(4.7)	(1.6)	Equity method investment earnings
	(6.8)	(8.2)	(4.9)	Total before tax
	1.7	2.0	1.2	Income tax expense
	$(5.1)	$(6.2)	$(3.7)	Net of tax
Pension and postretirement benefit obligations:
Net prior service benefit	$(0.1)	$(0.1)	$(0.1)	Pension and postretirement non-service income
Net actuarial gain	(5.1)	(4.7)	(4.4)	Pension and postretirement non-service income
Pension settlement	(13.0)	1.1	—	Pension and postretirement non-service income
	(18.2)	(3.7)	(4.5)	Total before tax
	4.4	0.9	1.3	Income tax expense
	$(13.8)	$(2.8)	$(3.2)	Net of tax

Currency translation losses	$41.8	$—	$—	Selling, general and administrative expenses [2]
	41.8	—	—	Total before tax
	—	—	—	Income tax expense
	$41.8	$—	$—	Net of tax

1 Amounts in parentheses indicate income recognized in the Consolidated Statements of Earnings.

2 Amount represents the reclassification for currency translation losses in connection with the sale of ATFL (see Note 7).

Foreign Currency Transaction Gains and Losses — We recognized net foreign currency transaction losses of $2.6 million and $2.8 million in fiscal 2025 and 2023, respectively, and net foreign currency transaction gains of $1.3 million in fiscal 2024 in SG&A expenses.

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

New Accounting Standards — In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The disclosure requirements must be applied retrospectively to all prior periods presented in the financial statements. We adopted this ASU in the fourth quarter of fiscal 2025 and added certain disclosures to Note 20, Business Segments and Related Information. The disclosures were applied retrospectively and impacted all prior periods presented.

2. ACQUISITIONS

In July 2024, we acquired the manufacturing operations of an existing contract manufacturer of our cooking spray products, for a cash purchase price of $51.2 million, including working capital adjustments. Approximately $46.3 million of the purchase price

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

has been classified as goodwill, which is deductible for income tax purposes. The settlement of certain pre-existing contractual agreements between Conagra and the contract manufacturer as part of the transaction resulted in a net gain of $3.4 million within SG&A expenses in fiscal 2025.

In August 2024, we acquired the outstanding equity of Sweetwood Smoke & Co., maker of FATTY® smoked meat sticks, for a cash purchase price of $179.4 million, net of cash acquired and including working capital adjustments. Approximately $130.0 million of the purchase price has been classified as goodwill, which is deductible for income tax purposes. Approximately $55.8 million and $5.5 million of the purchase price has been allocated to non-amortizing and amortizing intangible assets, respectively.

For each of these acquisitions, the amounts allocated to goodwill were primarily attributable to anticipated synergies, future growth opportunities, and other intangibles that do not qualify for separate recognition such as an assembled workforce. The results of each of these acquisitions, subsequent to the acquisition closings, are primarily included in the Grocery & Snacks segment and through May 25, 2025, were not material to our Consolidated Statements of Earnings.

Under the acquisition method of accounting, the assets acquired and liabilities assumed in these acquisitions were recorded at their respective estimated fair values at the date of acquisition. The purchase price allocations were finalized as of the fourth quarter of fiscal 2025.

3. RESTRUCTURING ACTIVITIES

Conagra Restructuring Plan

In fiscal 2019, senior management initiated a restructuring plan for costs incurred in connection with actions taken to improve SG&A expense effectiveness and efficiencies and to optimize our supply chain network (the “Conagra Restructuring Plan”). We are reporting on actions initiated through the end of fiscal 2025, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of May 25, 2025, we have approved and expect to incur $354.5 million of charges ($100.9 million of cash charges and $253.6 million of non-cash charges) for actions identified to date under the Conagra Restructuring Plan. We recognized charges of $101.7 million, $66.6 million, and $10.7 million in connection with the Conagra Restructuring Plan in fiscal 2025, 2024, and 2023, respectively. We anticipate that we will recognize costs related to the Conagra Restructuring Plan through the end of fiscal 2026.

We anticipate that we will recognize the following pre-tax expenses in association with the Conagra Restructuring Plan (amounts include charges recognized from plan inception through the end of fiscal 2025):

	Grocery &	Refrigerated
	Snacks	& Frozen	International	Foodservice	Corporate	Total
Accelerated depreciation	$47.2	$47.7	$—	$—	$—	$94.9
Other cost of goods sold	15.2	10.5	2.0	—	—	27.7
Total cost of goods sold	62.4	58.2	2.0	—	—	122.6
Severance and related costs	12.8	9.7	5.6	0.3	15.8	44.2
Asset impairment (net of gains on disposal)	46.6	83.1	12.3	—	—	142.0
Contract/lease termination	1.1	0.9	0.3	—	0.1	2.4
Consulting/professional fees	0.6	0.6	—	—	5.4	6.6
Other selling, general and administrative expenses	21.0	12.2	0.9	—	2.0	36.1
Total selling, general and administrative expenses	82.1	106.5	19.1	0.3	23.3	231.3
Total	$144.5	$164.7	$21.1	$0.3	$23.3	$353.9
Pension and postretirement non-service income						0.6
Consolidated total						$354.5

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

During fiscal 2025, we recognized the following pre-tax expenses for the Conagra Restructuring Plan:

	Grocery &	Refrigerated
	Snacks	& Frozen	International	Corporate	Total
Accelerated depreciation	$2.5	$—	$—	$—	$2.5
Other cost of goods sold	2.9	5.3	(0.1)	—	8.1
Total cost of goods sold	5.4	5.3	(0.1)	—	10.6
Severance and related costs	0.9	6.1	(0.2)	6.4	13.2
Asset impairment (net of gains on disposal)	2.7	66.4	(1.9)	—	67.2
Contract/lease termination	1.5	—	0.3	—	1.8
Other selling, general and administrative expenses	5.2	2.7	0.7	0.3	8.9
Total selling, general and administrative expenses	10.3	75.2	(1.1)	6.7	91.1
Total	$15.7	$80.5	$(1.2)	$6.7	$101.7

Included in the above results are $27.5 million of charges that have resulted or will result in cash outflows and $74.2 million in non-cash charges.

We recognized the following cumulative (plan inception to May 25, 2025) pre-tax expenses for the Conagra Restructuring Plan in our Consolidated Statements of Earnings:

	Grocery &	Refrigerated
	Snacks	& Frozen	International	Foodservice	Corporate	Total
Accelerated depreciation	$43.4	$47.7	$—	$—	$—	$91.1
Other cost of goods sold	12.1	9.5	2.0	—	—	23.6
Total cost of goods sold	55.5	57.2	2.0	—	—	114.7
Severance and related costs	12.7	9.7	5.6	0.3	15.8	44.1
Asset impairment (net of gains on disposal)	25.2	85.0	12.3	—	—	122.5
Contract/lease termination	2.0	0.9	0.3	—	0.1	3.3
Consulting/professional fees	0.5	0.6	—	—	5.1	6.2
Other selling, general and administrative expenses	19.0	8.8	0.8	—	1.2	29.8
Total selling, general and administrative expenses	59.4	105.0	19.0	0.3	22.2	205.9
Total	$114.9	$162.2	$21.0	$0.3	$22.2	$320.6
Pension and postretirement non-service income						0.6
Consolidated total						$321.2

Included in the above results are $92.9 million of charges that have resulted or will result in cash outflows and $228.3 million in non-cash charges.

Liabilities recorded for the Conagra Restructuring Plan and changes therein for fiscal 2025 were as follows:

		Costs
	Balance at	Incurred	Costs Paid		Balance at
	May 26,	and Charged	or Otherwise	Changes in	May 25,
	2024	to Expense	Settled	Estimates	2025
Severance and related costs	$9.8	$14.1	$(8.4)	$(0.9)	$14.6
Contract/lease termination	—	1.8	(1.8)	—	—
Other costs	0.6	12.5	(10.3)	—	2.8
Total	$10.4	$28.4	$(20.5)	$(0.9)	$17.4

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

4. LONG-TERM DEBT

	May 25, 2025	May 26, 2024
5.4% senior debt due November 2048	$1,000.0	$1,000.0
4.65% senior debt due January 2043	176.7	176.7
6.625% senior debt due August 2039	91.4	91.4
5.3% senior debt due November 2038	1,000.0	1,000.0
8.25% senior debt due September 2030	300.0	300.0
4.85% senior debt due November 2028	1,300.0	1,300.0
7.0% senior debt due October 2028	382.2	382.2
1.375% senior debt due November 2027	1,000.0	1,000.0
6.7% senior debt due August 2027	9.2	9.2
7.125% senior debt due October 2026	262.5	262.5
5.3% senior debt due October 2026	500.0	500.0
4.6% senior debt due November 2025	1,000.0	1,000.0
SOFR plus 1.35% term loan due August 2025	—	250.0
0.79% to 13.22% lease financing obligations due on various dates through 2043	267.2	273.7
Total face value of debt	7,289.2	7,545.7
Unamortized fair value adjustment	16.9	17.7
Unamortized discounts	(14.7)	(17.7)
Unamortized debt issuance costs	(28.5)	(32.8)
Less current installments	(1,028.8)	(20.3)
Total long-term debt	$6,234.1	$7,492.6

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years following May 25, 2025 are as follows:

2026	$1,029.6
2027	776.9
2028	1,023.8
2029	1,697.1
2030	17.1

Senior Notes

In the fourth quarter of fiscal 2024, we repaid the entire outstanding $1.00 billion aggregate principal amount of our 4.30% senior notes on their maturity date of May 1, 2024. The repayment was funded using the net proceeds from the 2024 Term Loan in the principal amount of $300.0 million (see Note 5), along with the issuance of commercial paper and operating cash flows.

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

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

2023 Term Loan

We prepaid the $500.0 million aggregate principal amount unsecured term loan entered into during the second quarter of fiscal 2023 with a syndicate of financial institutions through a prepayment of $250.0 million of the aggregate principal amount outstanding during the second quarter of fiscal 2024, utilizing operating cash flow and the issuance of commercial paper and, during the second quarter of fiscal 2025, a prepayment of the remaining $250.0 million aggregate principal amount outstanding, utilizing primarily operating cash flow.

Interest Expense

Net interest expense consists of:

	2025	2024	2023
Long-term debt	$367.1	$419.2	$402.1
Short-term debt	60.4	25.8	18.8
Interest income	(2.5)	(5.7)	(3.9)
Interest capitalized	(8.3)	(8.8)	(7.4)
	$416.7	$430.5	$409.6

In the first quarter of fiscal 2019, we entered into deal-contingent forward starting interest rate swap contracts to hedge a portion of the interest rate risk related to our anticipated issuance of long-term debt to help finance the Pinnacle acquisition. During the second quarter of fiscal 2019, we terminated the interest rate swap contracts and received proceeds of $47.5 million. This gain was deferred in accumulated other comprehensive income and is being amortized as a reduction of interest expense over the lives of the related debt instruments. Our net interest expense was reduced by $2.7 million, $3.5 million, and $3.4 million in fiscal 2025, 2024, and 2023, respectively, due to the impact of these interest rate swap contracts.

Interest paid was $426.7 million, $444.2 million, and $416.3 million in fiscal 2025, 2024, and 2023, respectively.

5. CREDIT FACILITIES AND BORROWINGS

2025 Term Loan

In the fourth quarter of fiscal 2025, we entered into an unsecured Term Loan Agreement with a financial institution (the “2025 Term Loan Agreement”), borrowing an aggregate principal amount of $200.0 million (the “2025 Term Loan”) which is classified as notes payable within our Consolidated Balance Sheets. The 2025 Term Loan matures on October 29, 2025 and bears interest at, at the Company’s election, either (a) the sum of Term SOFR, plus 0.875% per annum or (b) 0.00% per annum plus the Base Rate, described in the 2025 Term Loan Agreement as the highest of (i) the prime rate in the U.S. published in The Wall Street Journal, (ii) the Federal Funds Rate plus 0.50%, and (iii) one-month Term SOFR plus 1.00%. The Company may voluntarily prepay loans under the 2025 Term Loan Agreement, in whole or in part, without premium or penalty, subject to certain conditions. On June 4, 2025, subsequent to our fiscal year end, we prepaid $100.0 million of the aggregate principal amount outstanding under the 2025 Term Loan utilizing a portion of the proceeds received in connection with the sale of our Chef Boyardee® business (see Note 7).

2024 Term Loan

In the fourth quarter of fiscal 2024, we entered into an unsecured Term Loan Agreement with a financial institution (the “2024 Term Loan Agreement”), borrowing an aggregate principal amount of $300.0 million (the “2024 Term Loan”) which is classified as notes payable within our Consolidated Balance Sheets. In the fourth quarter of fiscal 2025, we entered into a letter agreement (the “Amendment”) extending the maturity date of the 2024 Term Loan from April 29, 2025 to October 29, 2025. The 2024 Term Loan, as amended, bears interest at, at the Company’s election, either (a) the sum of Term SOFR, plus 0.875% per annum, or (b) 0.00% per annum plus the Base Rate, described in the 2024 Term Loan Agreement as the greatest of (i) Bank of America, N.A.’s “prime rate”, (ii) the Federal Funds Rate plus 0.50%, and (iii) one-month Term SOFR plus 1.00%. The Company may voluntarily prepay loans under the 2024 Term Loan Agreement, in whole or in part, without premium or penalty, subject to certain conditions. On June 4, 2025, subsequent

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

to our fiscal year end, we prepaid $150.0 million of the aggregate principal amount outstanding under the Amended 2024 Term Loan utilizing a portion of the proceeds received in connection with the sale of our Chef Boyardee® business (see Note 7).

Revolving Credit Facility

In the first quarter of fiscal 2023, we entered into a Second Amended and Restated Revolving Credit Agreement (the “Revolving Credit Agreement”) with a syndicate of financial institutions providing for a revolving credit facility in a maximum aggregate principal amount outstanding at any one time of $2.0 billion (subject to increase to a maximum aggregate principal amount of $2.5 billion with the consent of the lenders). The Revolving Credit Agreement provided for a maturity date of August 26, 2027 and was unsecured. As of May 25, 2025, there were no outstanding borrowings under the Revolving Credit Agreement.

The Revolving Credit Agreement contains events of default customary for unsecured investment grade credit facilities with corresponding grace periods. The Revolving Credit Agreement generally requires our ratio of EBITDA to interest expense not to be less than 3.0 to 1.0 and our ratio of funded debt to EBITDA not to exceed 4.5 to 1.0, with each ratio to be calculated on a rolling four-quarter basis. As of  May 25, 2025, we were in compliance with all financial covenants under the Revolving Credit Agreement.

On June 27, 2025, subsequent to our fiscal year end, we terminated and replaced our existing revolving credit facility by entering into a Third Amended and Restated Revolving Credit Agreement (the “Amended Revolving Credit Agreement”) with a syndicate of financial institutions providing for a revolving credit facility in a maximum aggregate principal amount outstanding at any one time of $2.0 billion (subject to increase to a maximum aggregate principal amount of $2.5 billion with the consent of the lenders). The Amended Revolving Credit Agreement matures on June 27, 2030 and generally requires our ratio of EBITDA to interest expense not to be less than 3.0 to 1.0 and our ratio of funded debt to EBITDA not to exceed 4.5 to 1.0, with each ratio to be calculated on a rolling four-quarter basis. The term of the Amended Revolving Credit Agreement may be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis.

Commercial Paper

We finance our short-term liquidity needs with existing cash balances, cash flows from operations, and commercial paper borrowings. As of May 25, 2025, we had $259.0 million outstanding under our commercial paper program, which is classified as notes payable within our Consolidated Balance Sheets, at an average weighted interest rate of 4.91%. As of May 26, 2024, we had $586.0 million outstanding under our commercial paper program at an average weighted interest rate of 5.80%.

6. FINANCING ARRANGEMENTS

Supplier Financing Arrangements

In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. A number of factors may impact our future payment terms, including our relative creditworthiness, overall market liquidity, and changes in interest rates and other general economic conditions. Certain suppliers have access to third-party services that allow them to view our scheduled payments online and finance advances on our scheduled payments at the sole discretion of the supplier and the third-party. Our current payment terms with these suppliers, which we deem to be commercially reasonable, range up to 120 days. We have no direct financial relationship with the financial institutions utilized by the third-parties, and we have pledged no assets in connection with our accounts payable programs. All amounts due to participating suppliers are paid to the third party on the original invoice due dates, regardless of whether a particular invoice was sold. Supplier participation in these agreements is voluntary. As of May 25, 2025 and May 26, 2024, $292.2 million and $334.1 million, respectively, of our total accounts and other payables were payable to suppliers who utilized these third-party services. The associated payments are included in net cash flows from operating activities within our Consolidated Statements of Cash Flows.

We have also concluded that certain obligations to our suppliers, including amounts due and scheduled payment terms, are impacted by these third-party service programs and these arrangements are classified as notes payable within our Consolidated Balance Sheets. The proceeds and payments associated with short-term borrowings are reflected as financing activities within our Consolidated Statements of Cash Flows. As of May 25, 2025 and May 26, 2024, we had approximately $45.9 million and $43.2 million, respectively, of short-term borrowings related to these arrangements.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

The roll-forward of our outstanding obligations confirmed as valid under our supplier finance program for fiscal 2025 are as follows:

May 25, 2025
Obligations outstanding at the beginning of the year	$377.3
New invoices confirmed during the year	1,036.8
Confirmed invoices paid during the year	(1,076.0)
Obligations outstanding at the end of the year	$338.1

7. DIVESTITURES AND ASSETS HELD FOR SALE

Chef Boyardee® Business

During the fourth quarter of fiscal 2025, we entered into a definitive agreement to sell our Chef Boyardee® business, which is reflected in our Grocery & Snacks, International, and Foodservice segments. On June 3, 2025, subsequent to the end of fiscal 2025, we completed the sale of this business for net proceeds of $601.2 million, subject to final working capital adjustments.

In connection with the sale, the Company entered into a transition services agreement (“TSA”) with Hometown Food Company, under which the Company will provide certain services to help facilitate an orderly transition of the businesses following the sale. In return for these services, Hometown Food Company is required to pay certain agreed upon fees that are designed to reimburse the Company for certain costs incurred by the Company in providing such services. The TSA provides for a term of services starting at the sale completion date and continuing for a period of up to 12 months.

The assets and liabilities related to our Chef Boyardee® business have been reclassified as assets and liabilities held for sale within our Consolidated Balance Sheets for all periods presented. The assets and liabilities related to our Chef Boyardee® business classified as held for sale reflected in our Consolidated Balance Sheets were as follows:

	May 25, 2025	May 26, 2024
Current assets	$69.2	$61.8
Noncurrent assets (including goodwill of $230.4 million)	488.8	490.1
Current liabilities	2.7	2.7
Noncurrent liabilities	0.2	2.9

Frozen Fish Business

On June 5, 2025, subsequent to the end of fiscal 2025, we entered into a definitive agreement to sell our frozen fish business, which includes our Van De Kamp’s® and Mrs. Paul’s® brands. This business is reflected primarily in our Refrigerated & Frozen segment. We completed the sale of this business on June 30, 2025 for net proceeds of $42.4 million, subject to final working capital adjustments. In connection with the sale of this business, we recognized an impairment charge of $27.2 million in our Refrigerated & Frozen segment within loss on divestitures during fiscal 2025. The Company entered into a transition services agreement with High Liner Foods for a term of services starting at the sale completion date and continuing for a period of up to 9 months.

The assets related to our frozen fish business have been reclassified as assets held for sale within our Consolidated Balance Sheets for all periods presented. The assets related to our frozen fish business classified as held for sale reflected in our Consolidated Balance Sheets were as follows:

	May 25, 2025	May 26, 2024
Current assets	$24.9	$39.7
Noncurrent assets (including goodwill of $17.1 million and $26.4 million, respectively)	18.6	45.9

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

Agro Tech Foods Limited Divestiture

During the first quarter of fiscal 2025, we completed the sale of our 51.8% ownership stake in Agro Tech Foods Limited (“ATFL”) for net proceeds of $76.8 million. Prior to the transaction, our majority ownership of ATFL was consolidated within our International segment. We recognized a loss of $2.3 million on the sale within loss on divestitures in the first quarter of fiscal 2025. In connection with this divestiture, we also released $41.8 million and $38.0 million of currency translation losses from accumulated other comprehensive loss and noncontrolling interests, respectively. During fiscal 2024, we recognized impairment charges of $36.4 million within loss on divestitures related to this business.

The assets and liabilities related to ATFL have been reclassified as assets and liabilities held for sale within our Consolidated Balance Sheet for the period presented prior to the divestiture. The assets and liabilities related to ATFL classified as held for sale reflected in our Consolidated Balance Sheet were as follows:

May 26, 2024
Current assets	$32.0
Noncurrent assets (including goodwill of $46.4 million)	89.2
Current liabilities	14.8
Noncurrent liabilities	1.9

Other Assets Held for Sale

As a result of management’s decision to exit a certain manufacturing facility and related warehouse in our Refrigerated & Frozen segment in fiscal 2024, we began to actively market these assets during fiscal 2025. We currently anticipate entering into a definitive agreement to sell these assets in the next twelve months. Accordingly, these assets have been reclassified as assets held for sale within our Consolidated Balance Sheets for all periods presented.

In addition, we actively market certain other assets from time to time. These assets have also been reclassified as assets held for sale within our Consolidated Balance Sheets for periods prior to the disposal of the individual asset groups.

The other assets currently classified as noncurrent assets held for sale in our Consolidated Balance Sheets were $25.6 million and $25.8 million as of May 25, 2025 and May 26, 2024, respectively.

8. INVESTMENTS IN JOINT VENTURES

The total carrying value of our equity method investments at the end of fiscal 2025 and 2024 was $936.8 million and $931.7 million, respectively. These amounts are included in other assets and reflect our 44% ownership interest in Ardent Mills and a 50% ownership interest in one other joint venture. Due to differences in fiscal reporting periods, we recognized the equity method investment earnings on a lag of approximately one month.

In fiscal 2025, we had purchases from our equity method investees of $31.9 million. Total dividends received from equity method investments in fiscal 2025 were $160.3 million.

In fiscal 2024, we had purchases from our equity method investees of $28.7 million. Total dividends received from equity method investments in fiscal 2024 were $251.6 million.

In fiscal 2023, we had purchases from our equity method investees of $30.8 million. Total dividends received from equity method investments in fiscal 2023 were $138.4 million.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

Summarized combined financial information for our equity method investments on a 100% basis is as follows:

	2025	2024	2023
Net sales:
Ardent Mills	$3,998.2	$4,597.9	$5,239.9
Other	339.3	361.4	283.3
Total net sales	$4,337.5	$4,959.3	$5,523.2
Gross profit:
Ardent Mills	$656.2	$642.0	$745.4
Other	85.0	87.1	59.4
Total gross profit	$741.2	$729.1	$804.8
Earnings after income taxes:
Ardent Mills	$369.2	$361.5	$453.2
Other	40.5	37.4	22.3
Total earnings after income taxes	$409.7	$398.9	$475.5

	May 25, 2025	May 26, 2024
Ardent Mills:
Current assets	$1,365.2	$1,430.0
Noncurrent assets	1,840.6	1,862.9
Current liabilities	521.9	668.5
Noncurrent liabilities	571.5	569.0
Other:
Current assets	$142.0	$157.2
Noncurrent assets	50.5	48.9
Current liabilities	46.5	57.1
Noncurrent liabilities	2.6	3.2

9. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The change in the carrying amount of goodwill for fiscal 2025 and 2024, excluding amounts classified as held for sale (see Note 7), was as follows:

	Grocery &	Refrigerated &
	Snacks	Frozen	International	Foodservice	Total
Balance as of May 28, 2023	$4,486.8	$5,443.1	$202.6	$720.1	$10,852.6
Currency translation	—	—	(0.2)	—	(0.2)
Impairment	—	(526.5)	—	—	(526.5)
Balance as of May 26, 2024	$4,486.8	$4,916.6	$202.4	$720.1	$10,325.9
Currency translation	—	—	(0.3)	—	(0.3)
Acquisitions	176.3	—	—	—	176.3
Balance as of May 25, 2025	$4,663.1	$4,916.6	$202.1	$720.1	$10,501.9

Other identifiable intangible assets, excluding amounts classified as held for sale, were as follows:

	2025		2024
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-amortizing intangible assets
Brands and trademarks	$1,800.5	$—	$1,816.8	$—
Amortizing intangible assets
Customer relationships and intellectual property	1,215.9	595.3	1,210.6	542.6
	$3,016.4	$595.3	$3,027.4	$542.6

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

2025 Goodwill and Indefinite-Lived Intangible Asset Impairment Testing

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

As a result of our impairment tests, in the second quarter of fiscal 2025, we recognized impairment charges of $18.9 million for certain brands with continued lower than expected sales and profit margins. These charges were recorded within other intangible asset impairment charges in our Grocery & Snacks and Refrigerated & Frozen segments. There were no impairments to goodwill.

In the fourth quarter of fiscal 2025, we performed our annual goodwill impairment assessment on all of our reporting units and found no indicators of impairment. We completed a qualitative assessment which primarily considered our previous cushion from our last quantitative test in addition to market comparable transactions. We will continue to evaluate the impact of any significant changes in consumer purchasing behaviors, government restrictions, input cost inflation, or other macroeconomic conditions that could change certain assumptions and result in future impairments.

For our non-amortizing intangible assets, which are comprised of brands and trademarks, we use a “relief from royalty” methodology in estimating fair value. In the fourth quarter of fiscal 2025, as a result of our annual impairment test for indefinite lived intangibles, we recognized impairment charges within other intangible asset impairment charges of $53.2 million in our Grocery & Snacks and Refrigerated & Frozen segments. Our largest impairments were related to our spreads businesses (Earth Balance® and Smart Balance®). Both of these brands were negatively impacted by volume declines in the current fiscal year, which also resulted in revised sales growth expectations. Including the impairments of certain brands recognized in the second quarter of fiscal 2025, discussed above, our total brand impairment charges recognized in fiscal 2025 were $72.1 million.

2024 Goodwill and Indefinite-Lived Intangible Asset Impairment Testing

In the fourth quarter of fiscal 2024, we performed our annual goodwill impairment assessment on all of our reporting units. We completed a qualitative assessment on all of our reporting units with the exception of our Sides, Components, Enhancers reporting unit. We completed a quantitative impairment test for our Sides, Components, Enhancers reporting unit with the assistance of a third-party valuation specialist using both a discounted cash flow method and guideline public company method as a result of lower market multiples in our industry as of our testing date. In estimating the fair value of this reporting unit, we selected a market multiple of 9.0- 9.5x using actual and estimated EBITDA for our guideline public company method. We used a discount rate of 8.50% and a terminal growth rate that approximated 1% for our discounted cash flow approach. As a result of our impairment tests, we recognized goodwill impairment charges of $526.5 million within goodwill impairment charges. The impairment was largely due to the 75-basis point increase in the discount rate as a result of economic conditions (higher interest rates and a slightly higher company specific risk premium), a decline in market capitalization, lower market multiples in our industry as of our testing date, as well as a downward revision to our sales forecasts for this specific reporting unit. After the impairment, the goodwill carrying amount of our Sides, Components, Enhancers reporting unit was approximately $1.4 billion and accumulated impairment losses to goodwill associated with this reporting unit were $668.2 million as of May 26, 2024 and $141.7 million as of May 28, 2023.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

As a result of our fiscal 2024 annual impairment test for indefinite lived intangibles, we recognized impairment charges within other intangible asset impairment charges of $430.2 million within our Grocery & Snacks and Refrigerated & Frozen segments. All brands were negatively impacted by an increase in our discount rate in response to the economic environment (higher interest rates including an increase in certain brand specific risk premiums) since our last annual impairment test. Our two largest impairments were related to Birds Eye® and Earth Balance® in the amount of $255.4 million and $72.1 million, respectively. Both of these brands were negatively impacted by volume declines in fiscal 2024 driven by lower consumption trends, which also resulted in revised sales growth expectations. Birds Eye® was also negatively impacted by lower than expected profit margins which resulted in a slight reduction to our assumed royalty rate.

2023 Goodwill and Indefinite-Lived Intangible Asset Impairment Testing

During the first quarter of fiscal 2023, management reorganized its reporting structure for certain brands within two reporting units in our Refrigerated & Frozen segment. The change in management reporting required us to reassign assets and liabilities, including goodwill, between the reporting units, complete a goodwill impairment test both prior to and subsequent to the change, and evaluate other assets in the reporting units for impairment, including indefinite-lived intangibles (brand names and trademarks). The fair value of our indefinite-lived intangibles was determined using the “relief from royalty” methodology. As a result of our impairment tests, we recognized goodwill impairment charges of $141.7 million within our Sides, Components, Enhancers reporting unit in the first quarter of fiscal 2023 within goodwill impairment charges. In addition, we recognized an impairment charge within other intangible asset impairment charges of $244.0 million related to our Birds Eye® brand name in the first quarter of fiscal 2023.

As a result of our fiscal 2023 annual impairment test for indefinite lived intangibles, we recognized impairment charges within other intangible asset impairment charges of $345.2 million, primarily within our Grocery & Snacks and Refrigerated & Frozen segments. The most notable brands with impairments included Gardein®, Birds Eye®, Hungry Man®, Vlasic®, Van De Kamps®, Earth Balance®, and Comstock®. These brands were negatively impacted by an increase in our discount rate in response to the economic environment (including an increase in interest rates) since our last annual impairment test. Our two largest impairments were related to Gardein® and Birds Eye® in the amount of $91.5 million and $78.3 million, respectively. Both of these brands were negatively impacted by lower than expected profit margins which resulted in a reduction to our assumed royalty rates in addition to revised sales growth expectations to be consistent with industry trends. Including the Birds Eye® brand impairment recognized in the first quarter of fiscal 2023, discussed above, our total brand impairment charges recognized in fiscal 2023 were $589.2 million.

Definite-Lived Intangible Assets

Amortizing intangible assets, carrying a remaining weighted-average life of approximately 16 years, are principally composed of customer relationships and acquired intellectual property. For fiscal 2025, 2024, and 2023, we recognized amortization expense of $53.7 million, $53.6 million, and $56.8 million, respectively. Based on amortizing assets recognized in our Consolidated Balance Sheet as of May 25, 2025, amortization expense for the next five years is estimated to be as follows:

2026	$43.4
2027	43.2
2028	40.8
2029	39.5
2030	39.2

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

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	2025	2024	2023
Net income attributable to Conagra Brands, Inc. common stockholders:	$1,152.4	$347.2	$683.6
Weighted average shares outstanding:
Basic weighted average shares outstanding	478.3	478.6	478.9
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	1.4	1.4	1.8
Diluted weighted average shares outstanding	479.7	480.0	480.7

For fiscal 2025, 2024, and 2023, there were 1.4 million, 1.2 million, and 0.5 million stock options outstanding, respectively, that were excluded from the computation of diluted weighted average shares because the effect was antidilutive.

11. INVENTORIES

The major classes of inventories, excluding amounts classified as held for sale (see Note 7), were as follows:

	May 25, 2025	May 26, 2024
Raw materials and packaging	$300.8	$297.8
Work in process	243.5	277.1
Finished goods	1,393.0	1,301.0
Supplies and other	111.0	105.6
Total	$2,048.3	$1,981.5

12. CAPITAL STOCK

The total number of shares we are authorized to issue is 1,218,050,000 shares, which shares may be issued as follows: 1,200,000,000 shares of common stock, par value $5.00 per share; 150,000 shares of Class B Preferred Stock, par value $50.00 per share; 250,000 shares of Class C Preferred Stock, par value $100.00 per share; 1,100,000 shares of Class D Preferred Stock, no par value per share; and 16,550,000 shares of Class E Preferred Stock, no par value per share. There were no preferred shares issued or outstanding as of May 25, 2025.

We have repurchased our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board. We repurchased 2.1 million shares of our common stock for approximately $64.0 million in fiscal 2025 and 4.2 million shares of our common stock for approximately $150.0 million in fiscal 2023.

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

On September 14, 2023, our stockholders approved the Conagra Brands, Inc. 2023 Stock Plan (the “Plan”). The Plan authorizes the issuance of up to 17.4 million shares of Conagra Brands common stock. In addition to the shares under the 2023 Stock Plan, certain shares of Conagra Brands common stock subject to outstanding awards under predecessor stock plans that expire, lapse, are cancelled, terminated, forfeited, otherwise become unexercisable, or are settled for cash are available for issuance. At May 25, 2025, approximately 13.8 million shares remained reserved for granting new share-based awards.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

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

We recognize compensation expense for share unit awards on a straight-line basis over the requisite service period, accounting for forfeitures as they occur. The compensation expense for our stock-settled share unit awards totaled $47.3 million, $38.5 million, and $34.2 million for fiscal 2025, 2024, and 2023, respectively. The tax benefit related to the stock-settled share unit award compensation expense for fiscal 2025, 2024, and 2023 was $9.5 million, $7.7 million, and $6.2 million, respectively.

The following table summarizes the nonvested share units as of May 25, 2025 and changes during the fiscal year then ended:

	Stock-Settled
		Weighted
		Average
	Share Units	Grant-Date
Share Units	(in Millions)	Fair Value
Nonvested share units at May 26, 2024	3.65	$33.01
Granted	2.20	$27.34
Vested/Issued	(1.46)	$33.33
Forfeited	(0.16)	$31.45
Nonvested share units at May 25, 2025	4.23	$31.29

During fiscal 2025, 2024, and 2023, we granted 2.2 million, 2.0 million, and 1.6 million stock-settled share units, respectively, with a weighted average grant date fair value of $27.34, $30.20, and $33.28 per share unit, respectively.

The total intrinsic value of stock-settled share units vested was $43.1 million, $28.3 million, and $34.7 million during fiscal 2025, 2024, and 2023, respectively.

At May 25, 2025, we had $52.8 million of total unrecognized compensation expense that will be recognized over a weighted average period of 1.7 years related to stock-settled share unit awards.

Performance Share Awards

Performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goals for the three-year performance periods ending in fiscal 2025 (the “2025 performance period”) and 2026 (the “2026 performance period”) are based on our net sales and diluted earnings per share (“EPS”) growth, subject to certain adjustments, measured over the defined performance period, with each year of the performance period weighted one-third. The performance goals for the three-year performance period ending in fiscal 2027 (the “2027 performance period”) is based on our net sales and diluted EPS on a three-year cumulative basis, subject to certain adjustments, measured over the defined performance period and are subject to adjustment based on our total shareholder return during the performance period relative to a defined peer group. For each of the 2025 performance period, 2026 performance period, and 2027 performance period, the awards actually earned will range from zero to two hundred percent of the targeted number of performance shares for such performance period. Dividend equivalents are paid on the portion of performance shares actually earned at our regular dividend rate in additional shares of common stock.

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

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

performance against the performance targets at the end of each reporting period and amortized as compensation expense over the vesting period. Forfeitures are accounted for as they occur.

A summary of the activity for performance share awards as of May 25, 2025 and changes during the fiscal year then ended is presented below:

		Weighted
		Average
	Share Units	Grant-Date
Performance Shares	(in Millions)	Fair Value
Nonvested performance shares at May 26, 2024	1.98	$33.11
Granted	0.72	$29.86
Adjustments for performance results attained and dividend equivalents	0.12	$34.13
Vested/Issued	(0.57)	$34.11
Forfeited	(0.03)	$30.89
Nonvested performance shares at May 25, 2025	2.22	$31.88

We recognized a benefit of $5.8 million and $7.7 million in fiscal 2025 and 2024, respectively, and expense of $45.0 million in fiscal 2023 for our performance share awards. The tax expense related to the compensation benefit for fiscal 2025 and 2024 was $0.1 million and $0.4 million, respectively. The tax benefit related to the compensation expense for fiscal 2023 was $1.7 million.

The total intrinsic value of performance shares vested (including shares paid in lieu of dividends) during fiscal 2025 and 2024 was $17.1 million and $22.6 million, respectively. Performance targets for the three-year performance period ending in fiscal 2022 were not met, resulting in no vesting during fiscal 2023.

Based on estimates at May 25, 2025, we had $3.6 million of total unrecognized compensation expense related to performance shares that will be recognized over a weighted average period of 1.5 years.

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

Cash received from stock option exercises for fiscal 2024 and 2023 was $3.2 million and $10.7 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.3 million and $0.7 million for fiscal 2024 and 2023, respectively. Cash received from stock option exercises for fiscal 2025 and the related tax benefit realized were immaterial.

14. PRE-TAX INCOME AND INCOME TAXES

Pre-tax income (including equity method investment earnings) consisted of the following:

	2025	2024	2023
United States	$1,047.1	$538.4	$803.9
Foreign	109.1	71.8	98.0
	$1,156.2	$610.2	$901.9

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

The provision for income taxes included the following:

	2025	2024	2023
Current
Federal	$171.7	$281.2	$304.6
State	28.1	46.1	42.5
Foreign	28.0	28.3	25.7
	227.8	355.6	372.8
Deferred
Federal	(207.5)	(66.7)	(135.8)
State	(14.7)	(17.6)	(14.4)
Foreign	(1.9)	(8.8)	(3.9)
	(224.1)	(93.1)	(154.1)
	$3.7	$262.5	$218.7

Income taxes computed by applying the U.S. Federal statutory rates to income before income taxes are reconciled to the provision for income taxes set forth in the Consolidated Statements of Earnings as follows:

	2025	2024	2023
Computed U.S. Federal income taxes	$242.8	$128.1	$189.4
State income taxes, net of U.S. Federal tax impact	36.7	25.8	28.9
Goodwill and intangible impairments	1.8	107.6	27.5
Federal audit settlements	(225.8)	—	—
Change of valuation allowance due to certain tax elections	(27.7)	—	(28.1)
Incentive compensation	1.0	1.8	11.1
Tax credits	(27.9)	(9.8)	(7.5)
Tax on unremitted foreign earnings	1.9	10.6	4.7
Other	0.9	(1.6)	(7.3)
	$3.7	$262.5	$218.7

Income taxes paid, net of refunds, were $227.8 million, $343.3 million, and $407.1 million in fiscal 2025, 2024, and 2023, respectively.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

The tax effect of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	May 25, 2025		May 26, 2024
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$275.1	$—	$305.5
Inventory	14.2	—	20.8	—
Goodwill, trademarks and other intangible assets	378.0	842.8	436.2	842.7
Right-of-use assets	—	51.1	—	42.0
Accrued expenses	19.1	—	17.7	—
Compensation related liabilities	29.7	—	31.3	—
Pension and other postretirement benefits	—	49.0	—	28.5
Investment in unconsolidated subsidiaries	—	28.6	—	21.3
Lease liabilities	59.4	—	50.7	—
Other liabilities that will give rise to future tax deductions	65.2	—	67.4	—
Net capital and operating loss carryforwards	29.0	—	36.0	—
Research expenditures	45.1	—	34.5	—
Federal credits	23.8	—	9.4	—
Other	28.7	33.4	30.1	49.5
	692.2	1,280.0	734.1	1,289.5
Less: Valuation allowance	(209.4)	—	(457.2)	—
Net deferred taxes	$482.8	$1,280.0	$276.9	$1,289.5

The liability for gross unrecognized tax benefits at May 25, 2025 was $11.0 million, excluding a related liability of $3.6 million for gross interest and penalties. As of May 26, 2024, our gross liability for unrecognized tax benefits was $21.7 million, excluding a related liability of $4.1 million for gross interest and penalties. Interest and penalties recognized in the Consolidated Statements of Earnings was a benefit of $0.5 million, $1.4 million, and $1.2 million in fiscal 2025, 2024, and 2023, respectively.

The net amount of unrecognized tax benefits at May 25, 2025 and May 26, 2024 that, if recognized, would favorably impact our effective tax rate was $9.3 million and $19.5 million, respectively.

We accrue interest and penalties associated with uncertain tax positions as part of income tax expense.

We conduct business and file tax returns in numerous countries, states, and local jurisdictions. The U.S. Internal Revenue Service (“IRS”) has completed its audit of the Company for tax years through fiscal 2021. All resulting significant items for fiscal 2021 and prior years have been settled with the IRS. Statutes of limitation for pre-acquisition tax years of Pinnacle generally remain open for calendar year 2005 and subsequent years principally related to net operating losses. Other major jurisdictions where we conduct business generally have statutes of limitations ranging from three to five years.

We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $3.8 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

The change in the unrecognized tax benefits for the fiscal years ended May 25, 2025 and May 26, 2024 was as follows:

	May 25, 2025	May 26, 2024
Beginning balance	$21.7	$23.7
Increases from positions established during prior periods	0.9	0.3
Decreases from positions established during prior periods	(0.8)	—
Increases from positions established during the current period	0.8	1.9
Reductions resulting from lapse of applicable statute of limitation	(2.0)	(4.3)
Decrease from audit settlements	(9.3)	—
Other adjustments to liability	(0.3)	0.1
Ending balance	$11.0	$21.7

We have approximately $25.6 million in foreign net operating loss carryforwards which expire between fiscal 2030 and 2045 and $34.2 million of federal net operating loss carryforwards which expire in fiscal 2027. Included in net deferred tax liabilities are $17.7 million of tax effected state net operating loss carryforwards which expire in various years ranging from fiscal 2026 to 2045 and $2.2 million of tax effected state capital loss balances that expire between fiscal 2027 and 2037. Foreign tax credits of $23.4 million will expire between fiscal 2026 and 2035. State tax credits of approximately $3.0 million will expire in various years ranging from fiscal 2026 to 2031.

In fiscal 2022, we reflected additional tax expense of $25.0 million related to tax elections made in conjunction with filing our fiscal 2021 federal tax return. During fiscal 2025, interactions with the U.S. Internal Revenue Service (IRS) regarding these tax elections make the realization of certain deferred tax assets likely. The realization of these deferred tax assets allows for both current and future tax deductions through 2036, and resulted in an income tax benefit of approximately $225.8 million.

We have recognized a valuation allowance for the portion of the net operating loss carryforwards, capital loss carryforwards, tax credit carryforwards, and other deferred tax assets we believe are not more likely than not to be realized. The net change in the valuation allowance for fiscal 2025 was a decrease of $247.8 million, principally related to a federal audit settlement and future generation of income from the disposition of held for sale assets allowing certain tax attributes to be utilized. The net change in the valuation allowance for fiscal 2024 was an increase of $0.4 million.

We have previously made the assessment that the current earnings of certain foreign subsidiaries were not indefinitely reinvested or that we could not remit to the U.S. parent in a tax-neutral transaction. Accordingly, we have recorded a deferred tax liability of $1.8 million on approximately $36.8 million of earnings at May 25, 2025. The deferred tax liability relates to local withholding taxes that will be owed when this cash is distributed. In the first quarter of fiscal 2025, we paid $16.9 million of withholding taxes previously accrued in connection with the restructuring of our ownership interest in Ardent Mills. The undistributed historic earnings in our foreign subsidiaries through May 30, 2021 are considered to be indefinitely reinvested or can be remitted in a tax-neutral transaction. Accordingly, we have not recorded a deferred tax liability related to these undistributed historic earnings.

On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes changes to U.S. tax law that will be applicable to Conagra beginning in fiscal 2026.  These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures. We are in the process of evaluating the impact of the Act to our Consolidated Financial Statements.

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

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

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

Leases reported in our Consolidated Balance Sheets were as follows, excluding balances related to assets and liabilities classified as held for sale:

	Operating Leases
	Balance Sheet Location	May 25, 2025	May 26, 2024
ROU assets, net	Other assets	$209.7	$171.3
Lease liabilities (current)	Other accrued liabilities	39.7	36.7
Lease liabilities (noncurrent)	Other noncurrent liabilities	203.3	169.3

	Finance Leases
	Balance Sheet Location	May 25, 2025	May 26, 2024
ROU assets, at cost	Property, plant and equipment	$364.9	$377.0
Less accumulated depreciation	Less accumulated depreciation	(98.3)	(97.5)
ROU assets, net	Property, plant and equipment, net	266.6	279.5
Lease liabilities (current)	Current installments of long-term debt	29.4	20.2
Lease liabilities (noncurrent)	Senior long-term debt, excluding current installments	237.8	253.5

The components of total lease cost were as follows:

	2025	2024	2023
Operating lease cost	$47.6	$53.1	$55.3
Finance lease cost
Depreciation of leased assets	23.4	23.2	16.8
Interest on lease liabilities	13.7	12.0	5.3
Short-term lease cost	7.9	11.2	11.0
Total lease cost	$92.6	$99.5	$88.4

The weighted-average remaining lease terms and weighted-average discount rate for our leases as of May 25, 2025 and May 26, 2024 were as follows:

	Operating Leases		Finance Leases
	2025	2024	2025	2024
Weighted-average remaining lease term (in years)	6.8	6.5	13.8	14.8
Weighted-average discount rate	4.15%	3.87%	5.26%	5.25%

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

Cash flows arising from lease transactions were as follows:

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$51.0	$52.1	$57.7
Operating cash outflows from finance leases	13.7	5.8	5.3
Financing cash outflows from finance leases	31.3	22.7	25.0
ROU assets obtained in exchange for new lease liabilities:
Operating leases	77.3	27.5	34.2
Finance leases	24.0	177.3	7.8

Maturities of lease liabilities by fiscal year as of May 25, 2025 were as follows (inclusive of amounts classified as held for sale):

	Operating Leases	Finance Leases	Total
2026	$50.3	$42.3	$92.6
2027	43.4	26.3	69.7
2028	41.1	25.7	66.8
2029	32.3	25.3	57.6
2030	26.4	26.7	53.1
Later years	85.9	237.5	323.4
Total lease payments	279.4	383.8	663.2
Less: Imputed interest	(36.4)	(116.6)	(153.0)
Total lease liabilities	$243.0	$267.2	$510.2

16. CONTINGENCIES

Litigation Matters

We are party to a number of matters asserting product liability claims against the Company related to certain Pam® and other cooking spray products. We have denied liability, however, we cannot predict with certainty the results of these actions. To date, the Company has settled all but a few of these matters. Pursuant to these settlements, the Company paid $25 million in fiscal 2025 and has agreed to pay an additional $185 million in fiscal 2026 and the first quarter of fiscal 2027. The Company has secured insurance recovery from certain applicable insurers, recognizing related insurance receivables of $81.8 million ($78.4 million within receivables and $3.4 million within other assets) as of May 25, 2025 and $14.7 million ($7.1 million within receivables and $7.6 million within other assets) as of May 26, 2024, and continues to pursue additional insurance proceeds. The Company believes adequate provision has been made in its Consolidated Financial Statements for all probable and reasonably estimable losses for the litigation related to the cooking spray products based on information available to us at the time of our evaluation.

In 2019, we resolved a legacy litigation matter related to lead-based paint and/or pigment manufactured by an alleged predecessor to the Company during the first half of the 20th century for a total settlement of $101.7 million. Pursuant to the settlement, ConAgra Grocery Products, LLC, a wholly owned subsidiary of the Company, has paid annual installments toward the total settlement from fiscal 2020 through fiscal 2026, including $12.0 million paid in each of fiscal 2025 and 2024, and a final $16.7 million payable in fiscal 2026.

We are party to various other lawsuits including personal injury, product liability claims, putative class action lawsuits challenging various product claims made in the Company’s product labeling, and matters challenging the Company’s wage and hour practices. While we cannot predict with certainty the results of the remaining claims or any other legal proceedings, we do not expect these matters to have a material adverse effect on our financial condition, results of operations, or business.

Our accrual for all litigation matters, including those matters described above, that are probable and estimable, was $204.5 million ($160.2 million within other accrued liabilities and $44.3 million within other noncurrent liabilities) as of May 25, 2025 and $76.3 million ($30.4 million within other accrued liabilities and $45.9 million within other noncurrent liabilities) as of May 26, 2024.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

Environmental Matters

U.S. Securities and Exchange Commission (the “SEC”) regulations require us to disclose certain information about environmental proceedings if a governmental authority is a party to such proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will exceed a stated threshold. Pursuant to the SEC regulations, the Company uses a threshold of $1.0 million for purposes of determining whether disclosure of any such proceedings is required.

We are a party to certain environmental proceedings relating to businesses divested by Beatrice prior to our acquisition in fiscal 1991, including litigation and administrative proceedings involving Beatrice’s possible status as a potentially responsible party at approximately 35 Superfund, proposed Superfund, or state-equivalent sites (the “Beatrice sites”). The Beatrice sites consist of locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, polychlorinated biphenyls, acids, lead, sulfur, tannery wastes, and/or other contaminants. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $36.0 million ($3.2 million within other accrued liabilities and $32.8 million within other noncurrent liabilities) as of May 25, 2025 and $39.3  million ($3.3 million within other accrued liabilities and $36.0 million within other noncurrent liabilities) as of May 26, 2024, a majority of which relates to the Superfund and state-equivalent sites referenced above.

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

Commodity futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, diesel fuel and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of May 25, 2025, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through April 2026.

In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of May 25, 2025, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through April 2026.

From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

Derivatives Designated as Cash Flow Hedges

During the first quarter of fiscal 2019, we entered into deal-contingent forward starting interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to help finance the acquisition of Pinnacle. We settled these contracts during the second quarter of fiscal 2019 and deferred a $47.5 million gain in accumulated other comprehensive income that is being amortized as a reduction of interest expense over the lives of the related debt instruments. The unamortized amount at May 25, 2025 was $25.3 million.

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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	2025	2024	2023
Net derivative gains (losses) incurred	$6.8	$2.9	$(17.6)
Less: Net derivative gains (losses) allocated to reporting segments	(1.4)	(13.2)	19.5
Net derivative gains (losses) recognized in general corporate expenses	$8.2	$16.1	$(37.1)
Net derivative gains (losses) allocated to Grocery & Snacks	$(4.8)	$(6.1)	$6.0
Net derivative gains (losses) allocated to Refrigerated & Frozen	(3.1)	(1.2)	9.6
Net derivative gains (losses) allocated to International	7.1	(5.6)	2.5
Net derivative gains (losses) allocated to Foodservice	(0.6)	(0.3)	1.4
Net derivative gains (losses) included in segment operating profit	$(1.4)	$(13.2)	$19.5

As of May 25, 2025, the cumulative amount of net derivative gains from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $3.1 million. This amount reflected net gains of $2.8 million incurred during the fiscal year ended May 25, 2025, as well as net gains of $0.3 million incurred prior to fiscal 2025. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results net gains of $2.7 million in fiscal 2026 and net gains of $0.4 million in fiscal 2027 and thereafter.

Economic Hedges of Fair Values — Foreign Currency Exchange Rate Risk

We may use options and cross currency swaps to economically hedge the fair value of certain monetary assets and liabilities (including intercompany balances) denominated in a currency other than the functional currency. These derivatives are marked-to-market with gains and losses immediately recognized in SG&A expenses. These substantially offset the foreign currency transaction gains or losses recognized as values of the monetary assets or liabilities being economically hedged change. As of May 25, 2025, and May 26, 2024, there were no derivative instruments used to economically hedge our monetary assets or liabilities.

All derivative instruments are recognized in our Consolidated Balance Sheets at fair value (refer to Note 19 for additional information related to fair value measurements). The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with U.S. GAAP, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At May 25, 2025 and May 26, 2024, amounts representing a right to reclaim cash collateral and an obligation to return cash collateral of $0.2 million and $1.2 million, respectively, were included in prepaid expenses and other current assets in our Consolidated Balance Sheets.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or obligation to return cash collateral were reflected in our Consolidated Balance Sheets as follows:

	May 25, 2025	May 26, 2024
Prepaid expenses and other current assets	$4.7	$3.0
Other accrued liabilities	5.1	3.6

The following table presents our derivative assets and liabilities at May 25, 2025, on a gross basis, prior to the setoff of $0.8 million to total derivative assets and $1.1 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$5.5	Other accrued liabilities	$2.6
Foreign exchange contracts	Prepaid expenses and other current assets	—	Other accrued liabilities	3.6
Total derivatives not designated as hedging instruments		$5.5		$6.2

The following table presents our derivative assets and liabilities, at May 26, 2024, on a gross basis, prior to the setoff of $1.5 million to total derivative assets and $0.3 million to total derivative liabilities where legal right of setoff existed:

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

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Consolidated Statements of Earnings were as follows:

	For the Fiscal Year Ended May 25, 2025
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Earnings of Gains Recognized on Derivatives	Amount of Gains Recognized on Derivatives in Consolidated Statement of Earnings
Commodity contracts	Cost of goods sold	$2.5
Foreign exchange contracts	Cost of goods sold	4.3
Total gains from derivative instruments not designated as hedging instruments		$6.8

	For the Fiscal Year Ended May 26, 2024
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Earnings of Gains (Losses) Recognized on Derivatives	Amount of Gains (Losses) Recognized on Derivatives in Consolidated Statement of Earnings
Commodity contracts	Cost of goods sold	$6.9
Foreign exchange contracts	Cost of goods sold	(4.0)
Total losses from derivative instruments not designated as hedging instruments		$2.9

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

	For the Fiscal Year Ended May 28, 2023
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Earnings of Gains (Losses) Recognized on Derivatives	Amount of Gains (Losses) Recognized on Derivatives in Consolidated Statement of Earnings
Commodity contracts	Cost of goods sold	$(19.7)
Foreign exchange contracts	Cost of goods sold	2.1
Total gains from derivative instruments not designated as hedging instruments		$(17.6)

As of May 25, 2025, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $140.2 million for purchase contracts. As of May 26, 2024, our open commodity contracts had a notional value of $88.2 million and $11.0 million for purchase and sales contracts, respectively. The notional amount of our foreign currency forward and cross currency swap contracts as of  May 25, 2025 and May 26, 2024 was $93.5 million and $101.5 million, respectively.

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

At May 25, 2025, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts was immaterial.

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

During fiscal 2025, we transferred $760.6 million of our U.S. defined benefit pension plan obligations to an insurance company through the purchase of an irrevocable group annuity contract (the “U.S. buy-out contract”). This included approximately 22,000 retired participants in the salaried and hourly pension plans. The group annuity contract was purchased and funded directly with $678.3 million from the assets of our pension plans, resulting in an actuarial gain of $82.3 million in other comprehensive income (loss). As a result of this transaction, we recognized a noncash pre-tax settlement gain of $13.0 million in pension and postretirement non-service income in the fourth quarter of fiscal 2025.

During the second quarter of fiscal 2024, the Company provided a voluntary lump-sum settlement offer to certain vested participants in the salaried and hourly pension plans in order to reduce a portion of the pension obligation. During the third quarter of fiscal 2024, approximately $135 million was distributed from the pension plan assets in connection with this offer. The lump-sum settlement did exceed our service and interest cost for our hourly pension plans, which required a remeasurement in the third quarter of fiscal 2024. In connection with the remeasurement, we updated the effective discount rate assumption for the impacted pension plan obligations from 5.52% to 5.20%, as of December 31, 2023. The settlement and related remeasurement resulted in the recognition of an immaterial settlement loss, reflected in pension and postretirement non-service income, as well as a loss in other comprehensive income (loss) totaling $6.8 million in the third quarter of fiscal 2024.

We recognize the funded status of our pension and postretirement plans in the Consolidated Balance Sheets. For our pension plans, we also recognize as a component of accumulated other comprehensive income (loss), the net of tax results of the actuarial gains or losses within the corridor and prior service costs or credits that arise during the period but are not recognized in net periodic benefit cost. For our postretirement plans, we also recognize as a component of accumulated other comprehensive income (loss), the net of tax results of the gains or losses and prior service costs or credits that arise during the period but are not recognized in net periodic benefit

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

cost. These amounts will be adjusted out of accumulated other comprehensive income (loss) as they are subsequently recognized as components of net periodic benefit cost. For our pension plans, we have elected to immediately recognize actuarial gains and losses in our operating results in the year in which they occur, to the extent they exceed the corridor, eliminating amortization. Amounts are included in the components of pension and postretirement plan costs, below, as recognized net actuarial loss (gain).

The changes in benefit obligations and plan assets at May 25, 2025 and May 26, 2024 are presented in the following table.

	Pension Plans		Postretirement Plans
	2025	2024	2025	2024
Change in Benefit Obligation
Benefit obligation at beginning of year	$2,574.7	$2,800.2	$48.1	$53.2
Service cost	5.5	5.8	0.1	0.1
Interest cost	136.1	144.7	2.4	2.5
Amendments	0.1	0.3	—	—
Actuarial loss (gain)	(148.6)	(31.2)	4.4	(0.8)
Plan settlements	(679.4)	(70.8)	—	—
Benefits paid	(194.6)	(274.3)	(6.7)	(6.9)
Benefit obligation at end of year	$1,693.8	$2,574.7	$48.3	$48.1
Change in Plan Assets
Fair value of plan assets at beginning of year	$2,738.9	$2,948.5	$3.7	$3.5
Actual return on plan assets	70.0	118.4	(3.7)	0.2
Employer contributions	11.9	12.2	6.7	6.9
Plan settlements	(679.4)	(65.9)	—	—
Benefits paid	(194.6)	(274.3)	(6.7)	(6.9)
Fair value of plan assets at end of year	$1,946.8	$2,738.9	$—	$3.7

The $148.6 million actuarial gain reducing our projected benefit obligation at the end of fiscal 2025 is principally related to the gain from the annuity settlement and an increase in the discount rate from 5.58% to 5.91%.

The funded status and amounts recognized in our Consolidated Balance Sheets at May 25, 2025 and May 26, 2024 were as follows:

	Pension Plans		Postretirement Plans
	2025	2024	2025	2024
Funded Status	$253.0	$164.2	$(48.3)	$(44.4)
Amounts Recognized in Consolidated Balance Sheets
Other assets	$342.8	$260.1	$—	$3.5
Other accrued liabilities	(9.4)	(9.3)	(6.6)	(6.5)
Other noncurrent liabilities	(80.4)	(86.6)	(41.7)	(41.4)
Net Amount Recognized	$253.0	$164.2	$(48.3)	$(44.4)
Amounts Recognized in Accumulated Other Comprehensive (Income) Loss (Pre-tax)
Actuarial net loss (gain)	$(49.6)	$8.3	$(33.1)	$(42.7)
Net prior service cost (benefit)	6.8	6.2	(5.7)	(7.5)
Total	$(42.8)	$14.5	$(38.8)	$(50.2)
Weighted-Average Actuarial Assumptions Used to Determine Benefit Obligations at May 25, 2025 and May 26, 2024
Discount rate	5.91%	5.58%	5.43%	5.41%
Long-term rate of compensation increase	N/A	N/A	N/A	N/A

The accumulated benefit obligation for all defined benefit pension plans was $1.69 billion and $2.57 billion at May 25, 2025 and May 26, 2024, respectively.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

The projected benefit obligation and accumulated benefit obligation for pension plans with accumulated benefit obligations in excess of plan assets at May 25, 2025 and May 26, 2024 were as follows:

	2025	2024
Projected benefit obligation	$89.8	$95.9
Accumulated benefit obligation	89.8	95.9

Components of pension and postretirement plan costs included:

	Pension Plans			Postretirement Plans
	2025	2024	2023	2025	2024	2023
Service cost	$5.5	$5.8	$6.5	$0.1	$0.1	$0.1
Interest cost	136.1	144.7	124.0	2.4	2.5	2.3
Expected return on plan assets	(146.3)	(141.3)	(145.9)	—	—	—
Amortization of prior service cost (benefit)	1.6	1.6	1.4	(1.7)	(1.7)	(1.7)
Recognized net actuarial loss (gain)	(3.5)	(12.5)	0.1	(1.5)	(4.7)	(4.4)
Settlement loss (gain)	(13.0)	1.1	—	—	—	—
Pension and postretirement cost (benefit) — Company plans	(19.6)	(0.6)	(13.9)	(0.7)	(3.8)	(3.7)
Pension cost (benefit) — multi-employer plans	9.5	9.0	9.2	—	—	—
Total pension and postretirement cost (benefit)	$(10.1)	$8.4	$(4.7)	$(0.7)	$(3.8)	$(3.7)

In fiscal 2025, 2024, and 2023, the Company recorded gains of $3.5 million and $12.5 million, and charges of $0.1 million, respectively, reflecting the year-end write-off of actuarial gains and losses in excess of 10% of our pension liability.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	Pension Plans		Postretirement Plans
	2025	2024	2025	2024
Net actuarial gain (loss)	$72.3	$13.3	$(8.2)	$0.9
Amendments	(0.1)	(0.3)	—	—
Amortization of prior service cost (benefit)	1.6	1.6	(1.7)	(1.7)
Settlement loss (gain)	(13.0)	1.1	—	—
Recognized net actuarial gain	(3.5)	(12.5)	(1.5)	(4.7)
Net amount recognized	$57.3	$3.2	$(11.4)	$(5.5)

Weighted-Average Actuarial Assumptions Used to Determine Net Expense

	Pension Plans			Postretirement Plans
	2025	2024	2023	2025	2024	2023
Discount rate - interest cost	5.51%	5.41%	4.09%	5.38%	5.36%	3.83%
Discount rate - service cost	5.72%	5.60%	4.74%	5.22%	5.31%	4.60%
Long-term rate of return on plan assets	5.53%	5.00%	4.56%	N/A	N/A	N/A
Long-term rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

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

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

Plan Assets

The fair value of plan assets, summarized by level within the fair value hierarchy described in Note 19, as of May 25, 2025, was as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$(0.3)	$93.4	$—	$93.1
Equity securities:
U.S. equity securities	73.6	25.3	—	98.9
International equity securities	38.3	—	—	38.3
Fixed income securities:
Government bonds	—	373.5	—	373.5
Corporate bonds	—	1,145.9	—	1,145.9
Mortgage-backed bonds	—	78.0	—	78.0
Net receivables for unsettled transactions	(43.0)	—	—	(43.0)
Fair value measurement of pension plan assets in the fair value hierarchy	$68.6	$1,716.1	$—	$1,784.7
Investments measured at net asset value				162.1
Total pension plan assets				$1,946.8

The fair value of plan assets, summarized by level within the fair value hierarchy described in Note 19, as of May 26, 2024, was as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2.2	$75.3	$—	$77.5
Equity securities:
U.S. equity securities	71.0	24.0	—	95.0
International equity securities	34.8	—	—	34.8
Fixed income securities:
Government bonds	—	508.1	—	508.1
Corporate bonds	—	1,797.6	—	1,797.6
Mortgage-backed bonds	—	53.3	—	53.3
Net payables for unsettled transactions	(20.6)	—	—	(20.6)
Fair value measurement of pension plan assets in the fair value hierarchy	$87.4	$2,458.3	$—	$2,545.7
Investments measured at net asset value				193.2
Total pension plan assets				$2,738.9

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

Certain assets that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. Such investments are generally considered long-term in nature with varying redemption availability. For certain of these investments, with a fair value of approximately $21.3 million as of May 25, 2025, the asset

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

managers have the ability to impose customary redemption gates which may further restrict or limit the redemption of invested funds therein. As of May 25, 2025, no such gates were imposed.

As of May 25, 2025, we have unfunded commitments for additional investments of $32.2 million in private equity funds and $6.4 million in natural resources funds. We expect unfunded commitments to be funded from plan assets rather than the general assets of the Company.

To develop the expected long-term rate of return on plan assets assumption for the pension plans, we consider the current asset allocation strategy, the historical investment performance, and the expectations for future returns of each asset class.

Our pension plan weighted-average asset allocations by asset category were as follows:

	May 25, 2025	May 26, 2024
Equity securities	7%	5%
Debt securities	81%	86%
Real estate funds	1%	1%
Private equity	4%	4%
Other	7%	4%
Total	100%	100%

The Company’s pension asset strategy is designed to align our pension plan assets with our projected benefit obligation to reduce volatility by targeting an investment strategy of approximately 90% in fixed-income securities and approximately 10% in return seeking assets, primarily equity securities, real estate, and private assets.

Assumed health care cost trend rates have a significant effect on the benefit obligation of the postretirement plans.

Assumed Health Care Cost Trend Rates at:	May 25, 2025	May 26, 2024
Initial health care cost trend rate	6.67%	6.67%
Ultimate health care cost trend rate	4.42%	4.42%
Year that the rate reaches the ultimate trend rate	2033	2033

We currently anticipate making contributions of approximately $11.0 million to our pension plans in fiscal 2026. We anticipate making contributions of $6.6 million to our other postretirement plans in fiscal 2026. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.

The following table presents estimated future gross benefit payments for our plans:

	Pension	Postretirement
	Plans	Plans
2026	$135.1	$6.6
2027	128.6	6.1
2028	129.5	5.6
2029	130.2	5.2
2030	130.5	4.7
Succeeding 5 years	648.7	18.3

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

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

The Company’s participation in multiemployer plans for the fiscal year ended May 25, 2025 is outlined in the table below. For each plan that is individually significant to the Company the following information is provided:

●	The “EIN / PN” column provides the Employer Identification Number and the three-digit plan number assigned to a plan by the IRS.
●	The most recent Pension Protection Act Zone Status available for 2024 and 2023 is for plan years that ended in calendar years 2024 and 2023, respectively. The zone status is based on information provided to the Company by each plan. A plan in the “red” zone has been determined to be in “critical status”, based on criteria established under the Internal Revenue Code (“Code”), and is generally less than 65% funded. A plan in the “yellow” zone has been determined to be in “endangered status”, based on criteria established under the Code, and is generally less than 80% funded. A plan in the “green” zone has been determined to be neither in “critical status” nor in “endangered status”, and is generally at least 80% funded.
●	The “FIP/RP Status Pending/Implemented” column indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented by the plan as of the end of the plan year that ended in calendar year 2024.
●	Contributions by the Company are the amounts contributed in the Company’s fiscal periods ending in the specified year.
●	The “Surcharge Imposed” column indicates whether the Company contribution rate for its fiscal year that ended on May 25, 2025 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status”, in accordance with the requirements of the Code.
●	The last column lists the expiration dates of the collective bargaining agreements pursuant to which the Company contributes to the plans.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

For plans that are not individually significant to Conagra Brands the total amount of contributions is presented in the aggregate.

									Expiration
		Pension Protection		FIP /	Contributions by the				Dates of
		Act Zone Status		RP Status	Company (millions)				Collective
				Pending /				Surcharge	Bargaining
Pension Fund	EIN / PN	2024	2023	Implemented	FY25	FY24	FY23	Imposed	Agreements
Central States, Southeast and Southwest Areas Pension Fund	36-6044243/ 001	Red, Critical and Declining	Red, Critical and Declining	RP Implemented	2.5	2.4	2.6	No	5/31/2029
Western Conference of Teamsters Pension Plan	91-6145047/ 001	Green	Green	N/A	4.7	4.3	4.4	No	4/30/2028
Other Plans					2.3	2.3	2.2
Total Contributions					$9.5	$9.0	$9.2

The Company was not listed in the Forms 5500 filed by any of the other plans or for any of the other years as providing more than 5% of the plan’s total contributions. At the date our financial statements were issued, Forms 5500 were not available for plan years ending in calendar year 2024.

Certain employees are covered under defined contribution plans. The expense related to these plans was $66.7 million, $62.3 million, and $59.4 million in fiscal 2025, 2024, and 2023, respectively.

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

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 25, 2025:

	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$4.7	$—	$—	$4.7
Deferred compensation assets	6.0	—	—	6.0
Available-for-sale debt securities	—	—	2.2	2.2
Total assets	$10.7	$—	$2.2	$12.9
Liabilities:
Derivative liabilities	$—	$5.1	$—	$5.1
Deferred compensation liabilities	70.9	—	—	70.9
Total liabilities	$70.9	$5.1	$—	$76.0

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

Impairment of Assets Held for Sale

During fiscal 2025 and 2024, we recognized impairment charges totaling $27.2 million in our Refrigerated & Frozen segment and $36.4 million in our International segment, respectively. The impairments were measured based upon the estimated sale prices of the disposal groups (see Note 7).

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

Impairment of Goodwill and Intangible Assets

We recognized charges for the impairment of certain indefinite-lived brands in fiscal 2025, 2024, and 2023. The fair values of these brands were estimated using the “relief from royalty” method (see Note 9). Impairments in our Grocery & Snacks segment totaled $11.9 million, $77.6 million, and $78.9 million for fiscal 2025, 2024, and 2023, respectively. Impairments in our Refrigerated & Frozen segment totaled $60.2 million, $352.6 million, and $496.6 million for fiscal 2025, 2024, and 2023, respectively. Impairments in our International segment totaled $13.7 million for fiscal 2023.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

During fiscal 2024 and 2023, goodwill impairment charges totaling $526.5 million and $141.7 million, respectively, were recognized within our Refrigerated & Frozen segment. The fair value of the goodwill was measured using a guideline public company method and discounted cash flow valuation method specific to the Sides, Components, Enhancers reporting unit (see Note 9).

Other Asset Impairments

In fiscal 2025, we recognized charges of $64.7 million in our Refrigerated & Frozen segment for the impairment of certain long-lived assets based upon a discounted cash flow valuation model and included in restructuring activities (see Note 3). The impairments were based upon management’s intent to exit a manufacturing facility which became probable in fiscal 2025, which reduced the future expected cash flows to be generated at this facility.

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

Long-Term Debt Fair Value

The carrying amount of long-term debt (including current installments) was $7.26 billion as of May 25, 2025 and $7.51 billion as of May 26, 2024. Based on current market rates, the fair value of this debt (Level 2 liabilities) on May 25, 2025 and May 26, 2024 was estimated at $7.03 billion and $7.26 billion, respectively.

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

Our chief operating decision maker (“CODM”) is identified as our Chief Executive Officer. Our CODM uses segment operating profit in the annual plan and forecasting process and considers year-over-year performance when making decisions about allocating resources to our segments. The CODM also uses segment operating profit as an input to the overall compensation measures under our incentive compensation plans. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating profit is defined as operating profit excluding the effect of items impacting comparability. Items impacting comparability are gains or losses that our CODM believes have had, or are likely to have, a significant impact on segment operating profit and are not indicative of our core operating results. Items impacting comparability include, when they occur, the impacts of gain or loss on divestitures, restructuring activities, deal costs, unrealized gains/(losses) on commodity and foreign exchange hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, certain non-ordinary course legal and regulatory matters, and other

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

unusual gains or losses that are not part of our measurement of segment performance. Corporate unallocated expense; pension and postretirement non-service income (expense); interest expense, net; and equity method investment earnings are centrally managed costs and have been excluded from segment operating profit.

	2025
	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Net sales	$4,899.3	$4,662.3	$956.5	$1,094.7	$11,612.8
Segment cost of goods sold[1]	3,431.4	3,606.4	700.7	885.4	8,623.9
Segment SG&A expenses[2]	450.9	404.2	111.9	78.3	1,045.3
Segment operating profit	$1,017.0	$651.7	$143.9	$131.0	$1,943.6
General corporate expenses[3]					399.4
Other intangible asset impairment charges					72.1
Loss on divestitures					29.5
Other charges, net[4]					78.0
Operating profit					$1,364.6
Pension and postretirement non-service income					25.9
Interest expense, net					416.7
Equity method investment earnings					182.4
Income before income taxes					$1,156.2

	2024
	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Net sales	$4,958.7	$4,865.5	$1,078.3	$1,148.4	$12,050.9
Segment cost of goods sold[1]	3,404.2	3,598.3	792.6	920.0	8,715.1
Segment SG&A expenses[2]	454.2	451.3	130.6	77.1	1,113.2
Segment operating profit	$1,100.3	$815.9	$155.1	$151.3	$2,222.6
General corporate expenses[3]					322.2
Goodwill impairment charges					526.5
Other intangible asset impairment charges					430.2
Loss on divestitures					36.4
Other charges, net[4]					54.5
Operating profit					$852.8
Pension and postretirement non-service income					10.3
Interest expense, net					430.5
Equity method investment earnings					177.6
Income before income taxes					$610.2

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

	2023
	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Net sales	$4,981.9	$5,156.2	$1,002.5	$1,136.4	$12,277.0
Segment cost of goods sold[1]	3,462.8	3,782.1	751.7	953.2	8,949.8
Segment SG&A expenses[2]	432.8	450.5	115.8	79.4	1,078.5
Segment operating profit	$1,086.3	$923.6	$135.0	$103.8	$2,248.7
General corporate expenses[3]					388.9
Goodwill impairment charges					141.7
Other intangible asset impairment charges					589.2
Loss on divestitures					26.7
Other charges, net[4]					26.9
Operating profit					$1,075.3
Pension and postretirement non-service income					24.2
Interest expense, net					409.6
Equity method investment earnings					212.0
Income before income taxes					$901.9

1 Segment cost of goods sold does not include items recorded in the Cost of goods sold line on our income statement that are presented in the Other charges, net line of this table.

2 Segment SG&A expenses are regularly provided to the CODM as a percent of net sales. Segment SG&A expenses do not include items recorded in the Selling, general and administrative expenses line of our income statement that are presented in the Other charges, net line of this table.

3 General corporate expenses relate to certain costs that are shared across multiple segments but are not directly attributable, which include executive compensation, share-based payment expense, and costs associated with certain corporate functions.

4 Other charges include the following: net charges related to our restructuring plans, net gains and losses associated with fire-related costs and insurance proceeds, costs associated with a third-party vendor cybersecurity incident, and costs associated with a municipal water break.

The following table presents further disaggregation of our net sales:

	2025	2024	2023
Frozen	$3,945.5	$4,061.2	$4,288.1
Staples
Other shelf-stable	2,790.8	2,834.1	2,851.9
Refrigerated	716.8	804.3	868.1
Snacks	2,108.5	2,124.6	2,130.0
International	956.5	1,078.3	1,002.5
Foodservice	1,094.7	1,148.4	1,136.4
Total net sales	$11,612.8	$12,050.9	$12,277.0

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

Assets by Segment

The majority of our manufacturing assets are shared across multiple reporting segments. Output from these facilities used by each reporting segment can change over time. Also, working capital balances are not tracked by reporting segment. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets and capital expenditures by segment. Our

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

CODM does not use assets by segment to evaluate performance or allocate resources. Depreciation and amortization are allocated to our reporting segments based on the output of each reporting segment per facility during each reporting period.

The following table presents depreciation and amortization by segment:

	2025	2024	2023
Grocery & Snacks	$153.5	$149.2	$135.7
Refrigerated & Frozen	163.1	176.2	161.8
International	14.2	16.8	14.8
Foodservice	45.1	44.5	43.7
Total Reporting Segments	375.9	386.7	356.0
Corporate	14.3	14.2	13.9
Total Company	$390.2	$400.9	$369.9

Other Information

Our operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant with respect to consolidated operations for fiscal 2025, 2024, and 2023. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were approximately $987.9 million, $1.11 billion, and $1.04 billion in fiscal 2025, 2024, and 2023, respectively. Our long-lived assets located outside of the United States are not significant.

Our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 29% of consolidated net sales for fiscal 2025 and 28% for fiscal 2024 and fiscal 2023, significantly impacting the Grocery & Snacks and Refrigerated & Frozen segments.

Walmart, Inc. and its affiliates accounted for approximately 16% and 32% of consolidated net receivables as of May 25, 2025 and May 26, 2024, respectively.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Conagra Brands, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Conagra Brands, Inc. and subsidiaries (the Company) as of May 25, 2025 and May 26, 2024, the related consolidated statements of earnings, comprehensive income, common stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended May 25, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of May 25, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 25, 2025 and May 26, 2024, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended May 25, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 25, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

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

Evaluation of the recoverability of the carrying value of the Birds Eye indefinite-lived intangible asset

As discussed in Notes 1 and 9 to the consolidated financial statements, indefinite-lived intangible assets (consisting primarily of brand names and trademarks), excluding amounts classified as held for sale, were $1.80 billion as of May 25, 2025. For the fiscal year ended May 25, 2025, the Company recorded impairment charges totaling $72.1 million on indefinite-lived intangible assets. In assessing indefinite-lived intangible assets for impairment, the Company performs either a qualitative or quantitative assessment at least annually or whenever circumstances indicate a potential impairment exists. On the annual impairment assessment date, the Company estimates the fair value of its indefinite-lived intangible assets by using a discounted cash flow method that incorporates an estimated royalty rate that would be charged to a third party for the use of the brand. Impairment charges are recorded for indefinite-lived intangible assets with carrying values in excess of their respective estimated fair values.

We identified the evaluation of the recoverability of the carrying value of the Birds Eye indefinite-lived intangible asset for which a quantitative impairment assessment was performed as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate certain assumptions used in determining the fair value of this asset. These assumptions included the terminal growth rate, forecasted margin, royalty rate, and discount rate. Changes to these assumptions could have had a significant effect on the Company’s assessment of the carrying value of the Birds Eye indefinite-lived intangible asset.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the quantitative impairment assessment, including controls over the development of the assumptions described above. To assess the Company’s ability to forecast, we compared historical forecasts to actual results. We evaluated the terminal growth rate and forecasted margin, which were also used to support the royalty rate used in the Birds Eye indefinite-lived asset impairment testing, by considering current and past performance, as well as external market and industry outlook data. We also involved valuation professionals with specialized skills and knowledge, who assisted in:

●	evaluating the terminal growth rate by comparing it to publicly available market data;
●	evaluating the royalty rate by determining that the selected royalty rate is supported by the brand name’s margin and comparable third-party license agreements;
●	evaluating the discount rate by comparing it to a discount rate range that was independently developed using publicly available data for comparable entities; and
●	testing the estimated fair value of the Birds Eye indefinite-lived intangible asset using the Company’s assumptions and comparing the results to the Company’s fair value estimate.

/s/ KPMG LLP

Notes to Consolidated Financial Statements

Fiscal Years Ended May 25, 2025, May 26, 2024, and May 28, 2023

(columnar dollars in millions except per share amounts)

We have served as the Company’s auditor since 2005.

Omaha, Nebraska
July 10, 2025

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of May 25, 2025. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated any change in the Company’s internal control over financial reporting that occurred during the quarter ended May 25, 2025 and determined that there was no change in our internal control over financial reporting for the quarter ended May 25, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

With the participation of Conagra Brands’ Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of Conagra Brands’ internal control over financial reporting as of May 25, 2025. In making this assessment, management used criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management concluded that, as of May 25, 2025, its internal control over financial reporting was effective.

The effectiveness of Conagra Brands’ internal control over financial reporting as of May 25, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this annual report on Form 10-K.

/s/ SEAN M. CONNOLLY	/s/ DAVID S. MARBERGER
Sean M. Connolly	David S. Marberger
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
July 10, 2025	July 10, 2025

ITEM 9B. OTHER INFORMATION

Trading Arrangements

None of the Company's directors or “officers” (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended May 25, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to our directors will be set forth in the 2025 Proxy Statement under the heading “Proposal 1: Election of Directors,” and the information is incorporated herein by reference. There were no material changes to the procedures by which security holders may recommend nominees to our Board during fiscal 2025.

Information regarding our executive officers is included in Part I of this Form 10-K under the heading “Information About Our Executive Officers,” as permitted by the Instruction to Item 401 of Regulation S-K.

If applicable, information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by our directors, executive officers, and holders of more than ten percent of our equity securities will be set forth in the 2025 Proxy Statement under the heading “Information on Stock Ownership—Delinquent Section 16(a) Reports,” and the information is incorporated herein by reference.

Information with respect to the Audit / Finance Committee and its financial experts will be set forth in the 2025 Proxy Statement under the heading “Corporate Governance—Board Committees—The Audit / Finance Committee,” and the information is incorporated herein by reference.

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, and Controller. This code of ethics is available on our website at www.conagrabrands.com through the “Investors—Corporate Governance Documents” link. If we make any amendments to this code other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code of conduct to our Chief Executive Officer, Chief Financial Officer, or Controller, we will disclose the nature of the amendment or waiver, its effective date, and to whom it applies on our website at www.conagrabrands.com through the “Investors—Corporate Governance Documents” link.

We have adopted two Insider Trading Policies, each governing the purchase, sale and other dispositions of our securities by directors, officers and employees, that are reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. Copies of our policies are filed with this Annual Report on Form 10-K as Exhibit 19.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after May 25, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after May 25, 2025.

Equity Compensation Plan Information

The following table provides information about shares of our common stock that may be issued under existing equity compensation plans as of our most recent fiscal year-end, May 25, 2025.

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants, and Rights (1)	Warrants, and Rights (2)	Reflected in Column (1)) (3)
Equity compensation plans approved by security holders	7,876,676	$33.76	13,798,410
Equity compensation plans not approved by security holders	—	—	—
Total	7,876,676	$33.76	13,798,410

(1)	Represents shares underlying outstanding awards that have been granted under the terms of the Conagra Brands, Inc. 2023 Stock Plan (the “Plan”) and the Conagra Brands, Inc. 2014 Stock Plan. Table amounts are comprised of 2,221,985 shares that could be issued under outstanding performance shares (assuming target achievement); 4,229,984 shares issuable under outstanding restricted stock units; 258,455 shares issuable upon distribution of stock equivalents in our non-employee director deferred compensation plan; and 1,166,252 shares issuable pursuant to outstanding stock options.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after May 25, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, PCAOB ID: 185.

The information required by this item with respect to principal accountant fees and services is incorporated by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after May 25, 2025.

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

**10.3.4	Conagra Brands, Inc. Amended and Restated Voluntary Deferred Compensation Plan, dated May 14, 2025 (effective January 1, 2026)
**10.4

ConAgra Foods, Inc. 2008 Performance Share Plan, effective July 16, 2008, incorporated herein by reference to Exhibit 10.3 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarterly period ended August 24, 2008

**10.4.1

First Amendment to ConAgra Foods, Inc. 2008 Performance Share Plan, dated July 19, 2017, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on July 25, 2017

**10.5	ConAgra Foods, Inc. 2014 Executive Incentive Plan incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on September 22, 2014

**10.6	ConAgra Foods, Inc. 2014 Stock Plan, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on September 22, 2014

**10.6.1	First Amendment to ConAgra Foods, Inc. 2014 Stock Plan, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on December 15, 2017

**10.6.2

Form of Nonqualified Stock Option Agreement for Employees under the ConAgra Foods, Inc. 2014 Stock Plan, incorporated herein by reference to Exhibit 10.10.4 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 31, 2015

**10.6.3

Form of Restricted Stock Unit Agreement under the ConAgra Foods, Inc. 2014 Stock Plan, incorporated herein by reference to Exhibit 10.4 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarterly period ended August 26, 2018

**10.6.4	Form of CEO Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 10.5.11 to Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 26, 2019

**10.6.5

Form of Restricted Stock Unit Agreement for Employees under the Conagra Brands, Inc. 2014 Stock Plan, incorporated by reference to Exhibit 10.1 of Conagra Brands' Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2023

**10.6.6

Form of Performance Share Agreement for Employees under the Conagra Brands, Inc. 2014 Stock Plan, incorporated by reference to Exhibit 10.2 of Conagra Brands' Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2023

**10.6.7

Form of Retention Restricted Stock Unit Agreement for Employees under Conagra Brands, Inc. 2014 Stock Plan, incorporated by reference to Exhibit 10.3 of Conagra Brands' Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2023

**10.6.8

Form of Retention Performance Share Agreement for Employees under Conagra Brands, Inc. 2014 Stock Plan, incorporated by reference to Exhibit 10.4 of Conagra Brands' Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2023

**10.6.9

Form of Restricted Stock Unit Agreement for CEO under Conagra Brands, Inc. 2014 Stock Plan, incorporated by reference to Exhibit 10.5 of Conagra Brands' Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2023

**10.6.10

Form of Performance Share Agreement for CEO under Conagra Brands, Inc. 2014 Stock Plan, incorporated by reference to Exhibit 10.6 of Conagra Brands' Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2023

**10.6.11

Form of Retention Restricted Stock Unit Agreement for CEO under Conagra Brands, Inc. 2014 Stock Plan, incorporated by reference to Exhibit 10.7 of Conagra Brands' Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2023

**10.6.12

Form of Retention Performance Share Agreement for CEO under the Conagra Brands, Inc. 2014 Stock Plan, incorporated by reference to Exhibit 10.8 of Conagra Brands' Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2023

**10.7	Conagra Brands, Inc. 2023 Stock Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 19, 2023

**10.7.1

Form of Restricted Stock Unit Agreement for Employees under the Conagra Brands, Inc. 2023 Stock Plan, incorporated by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarterly period ended August 25, 2024

**10.7.2

Form of Performance Share Agreement for Employees under Conagra Brands, Inc. 2023 Stock Plan, incorporated by reference to Exhibit 10.2 of Conagra Brands' Quarterly Report on Form 10-Q for the quarterly period ended August 25, 2024

**10.7.3

Form of Restricted Stock Unit Agreement for CEO under Conagra Brands, Inc. 2023 Stock Plan, incorporated by reference to Exhibit 10.3 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarterly period ended August 25, 2024

**10.7.4

Form of Performance Share Agreement for CEO under Conagra Brands, Inc. 2023 Stock Plan, incorporated by reference to Exhibit 10.4 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarterly period ended August 25, 2024

**10.7.5

Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Conagra Brands, Inc. 2023 Stock Plan, incorporated by reference to Exhibit 10.5 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarterly period ended August 25, 2024

**10.7.6	Form of Sign-On Restricted Stock Unit Agreement for EVP & President, New Platforms and Acquisitions under the Conagra Brands, Inc. Stock Plan
**10.7.7	Form of Sign-On Performance Share Agreement for EVP & President, New Platforms and Acquisitions under the Conagra Brands, Inc. Stock Plan
**10.8	Form of Director Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on May 19, 2020

**10.9	Form of Senior Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on July 28, 2020

**10.10

Form of Change of Control Agreement between ConAgra Foods and its executives,  incorporated herein by reference to Exhibit 10.16.1 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 31, 2015

**10.11

Change of Control Agreement, dated as of February 12, 2015, between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and Sean Connolly, incorporated herein by reference to Exhibit 10.3 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on February 12, 2015

**10.12

Employment Agreement, dated as of February 12, 2015, between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and Sean Connolly, incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on February 12, 2015

**10.12.1

Amendment to Employment Agreement dated December 31, 2015, effective January 1, 2016, by and between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and Sean Connolly, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2016

**10.12.2

Letter of Agreement, dated as of August 2, 2018, between Conagra Brands, Inc. and Sean M. Connolly, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2018

**10.13

Form of Executive Time Sharing Agreement, as adopted on February 18, 2015, incorporated herein by reference to Exhibit 10.17 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 31, 2015

**10.14

Letter Agreement, by and between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and David Marberger, dated as of July 13, 2016, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarterly period ended August 28, 2016

10.15

Term Loan Agreement, dated August 26, 2022, by and among Conagra Brands, Inc., Farm Credit Services of America, PCA, as administrative agent and a lender, and the other lenders party thereto, incorporated herein by reference to Exhibit 10.1 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on August 29, 2022

10.16

Second Amended and Restated Revolving Credit Agreement, dated August 26, 2022, by and among Conagra Brands, Inc., Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto, incorporated herein by reference to Exhibit 10.2 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on August 29, 2022

10.17

Term Loan Agreement, dated April 29, 2024, by and among Conagra Brands, Inc., Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on April 30, 2024

10.17.1

Letter Amendment to Term Loan Agreement, dated April 29, 2025, by and among Conagra Brands, Inc., Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 of Conagra Brands' Current Report on Form 8-K filed with the SEC on April 30, 2025

10.22

Term Loan Agreement, dated April 29, 2025, by and among Conagra Brands, Inc., Mizuho, Ltd., as administrative agent and a lender, and the other lenders party thereto, incorporated by reference to Exhibit 10.2 of Conagra Brands' Current Report on Form 8-K filed with the SEC on April 30, 2025

19	Conagra Brands, Inc. Insider Trading Policies

21	Subsidiaries of Conagra Brands, Inc.

23	Consent of KPMG LLP

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32	Section 906 Certificates

97	Conagra Brands, Inc. Mandatory Compensation Clawback Policy, incorporated by reference to Exhibit 97 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 26, 2024

101

The following materials from Conagra Brands’ Annual Report on Form 10-K for the year ended May 25, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Common Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

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
July 10, 2025

By:	/s/ DAVID S. MARBERGER
David S. Marberger
Executive Vice President and Chief Financial Officer
July 10, 2025

By:	/s/ WILLIAM E. JOHNSON
William E. Johnson
Senior Vice President and Corporate Controller
July 10, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 10th day of July, 2025.

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