Form 10-Q
period 2025-08-24
CONAGRA BRANDS INC.
filed 2025-10-01
CIK 23217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 24, 2025

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

Number of shares outstanding of issuer’s common stock as of August 24, 2025 was 478,351,641.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions except per share amounts)

(unaudited)

	Thirteen Weeks Ended
	August 24, 2025	August 25, 2024
Net sales	$2,632.6	$2,794.9
Cost of goods sold	1,992.0	2,055.6
Gross profit	$640.6	$739.3
Selling, general and administrative expenses	335.6	335.4
Loss (gain) on divestitures	(42.4)	2.3
Operating profit	$347.4	$401.6
Pension and postretirement non-service income	6.1	3.1
Interest expense, net	93.8	105.8
Equity method investment earnings	29.4	29.1
Income before income taxes	289.1	328.0
Income tax expense (benefit)	124.6	(138.9)
Net income	$164.5	$466.9
Less: Net income attributable to noncontrolling interests	—	0.1
Net income attributable to Conagra Brands, Inc.	$164.5	$466.8
Earnings per share — basic
Net income attributable to Conagra Brands, Inc. common stockholders	$0.34	$0.97
Earnings per share — diluted
Net income attributable to Conagra Brands, Inc. common stockholders	$0.34	$0.97

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Thirteen Weeks Ended
	August 24, 2025			August 25, 2024
		Tax			Tax
	Pre-Tax	(Expense)	After- Tax	Pre-Tax	(Expense)	After- Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$289.1	$(124.6)	$164.5	$328.0	$138.9	$466.9
Other comprehensive income:
Derivative adjustments:
Unrealized derivative adjustments	1.0	(0.3)	0.7	(2.5)	0.6	(1.9)
Reclassification for derivative adjustments included in net income	(1.4)	0.3	(1.1)	(1.9)	0.5	(1.4)
Currency translation adjustments:
Unrealized currency translation gains (losses)	1.1	—	1.1	(19.3)	—	(19.3)
Reclassification for currency translation losses in connection with the sale of Agro Tech Foods Limited (see Note 3)	—	—	—	79.8	—	79.8
Pension and postretirement benefit obligations:
Unrealized pension and postretirement benefit obligations	0.4	—	0.4	1.3	(0.2)	1.1
Reclassification for pension and postretirement benefit obligations included in net income	(0.9)	0.2	(0.7)	(1.1)	0..2	(0.9)
Comprehensive income	289.3	(124.4)	164.9	384.3	140.0	524.3
Comprehensive income attributable to noncontrolling interests (see Note 3)	—	—	—	38.1	—	38.1
Comprehensive income attributable to Conagra Brands, Inc.	$289.3	$(124.4)	$164.9	$346.2	$140.0	$486.2

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions except share data)

(unaudited)

	August 24, 2025	May 25, 2025
ASSETS
Current assets
Cash and cash equivalents	$698.1	$68.0
Receivables, less allowance for doubtful accounts of $4.2 and $3.6	756.5	770.0
Inventories	2,258.2	2,048.3
Prepaid expenses and other current assets	127.3	90.6
Current assets held for sale	—	94.1
Total current assets	3,840.1	3,071.0
Property, plant and equipment	6,623.7	6,574.1
Less accumulated depreciation	(3,807.9)	(3,738.2)
Property, plant and equipment, net	2,815.8	2,835.9
Goodwill	10,501.6	10,501.9
Brands, trademarks and other intangibles, net	2,410.2	2,421.1
Other assets	1,579.5	1,571.0
Noncurrent assets held for sale	25.6	533.0
	$21,172.8	$20,933.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$41.5	$804.7
Current installments of long-term debt	1,015.7	1,028.8
Accounts and other payables	1,532.5	1,590.1
Accrued payroll	113.5	146.0
Other accrued liabilities	926.4	744.7
Current liabilities held for sale	—	2.7
Total current liabilities	3,629.6	4,317.0
Senior long-term debt, excluding current installments	7,222.6	6,234.1
Deferred income taxes	810.6	810.3
Other noncurrent liabilities	594.2	639.6
Noncurrent liabilities held for sale	—	0.2
Total liabilities	12,257.0	12,001.2
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 584,219,229	2,921.2	2,921.2
Additional paid-in capital	2,287.0	2,347.2
Retained earnings	6,755.9	6,759.1
Accumulated other comprehensive income	16.7	16.3
Less treasury stock, at cost, 105,867,588 and 106,846,304 common shares	(3,065.0)	(3,111.1)
Total stockholders' equity	8,915.8	8,932.7
	$21,172.8	$20,933.9

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Thirteen Weeks Ended
	August 24, 2025	August 25, 2024
Cash flows from operating activities:
Net income	$164.5	$466.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	95.3	99.1
Asset impairment charges	1.2	0.1
Loss (gain) on divestitures	(42.4)	2.3
Equity method investment earnings in excess of distributions	(0.2)	(5.2)
Stock-settled share-based payments expense	19.6	20.6
Contributions to pension plans	(2.7)	(2.9)
Pension benefit	(4.0)	(0.8)
Other items	(3.6)	6.7
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Receivables	(51.3)	(62.5)
Inventories	(207.4)	(112.5)
Deferred income taxes and income taxes payable, net	99.3	(165.9)
Prepaid expenses and other current assets	(41.8)	(43.0)
Accounts and other payables	20.3	67.7
Accrued payroll	(29.9)	(83.7)
Other accrued liabilities	91.7	84.4
Litigation receivables, net of recoveries	65.1	5.0
Litigation accruals, net of payments	(53.1)	(7.7)
Net cash flows from operating activities	120.6	268.6
Cash flows from investing activities:
Additions to property, plant and equipment	(146.8)	(133.0)
Sale of property, plant and equipment	6.2	0.3
Purchase of businesses, net of cash acquired	—	(230.4)
Proceeds from divestitures, net of cash divested	643.6	76.8
Other items	(1.0)	—
Net cash flows from investing activities	502.0	(286.3)
Cash flows from financing activities:
Issuance of short-term borrowings, maturities greater than 90 days	31.9	35.1
Repayment of short-term borrowings, maturities greater than 90 days	(536.3)	(35.3)
Net issuance (repayment) of other short-term borrowings, maturities less than or equal to 90 days	(258.8)	336.4
Issuance of long-term debt	1,000.0	—
Repayment of long-term debt	(18.0)	(14.9)
Debt issuance costs	(10.6)	—
Repurchase of Conagra Brands, Inc. common shares	(15.0)	(64.0)
Cash dividends paid	(167.1)	(167.3)
Exercise of stock options and issuance of other stock awards, including tax withholdings	(18.8)	(19.8)
Other items	(0.1)	(0.1)
Net cash flows from financing activities	7.2	70.1
Effect of exchange rate changes on cash and cash equivalents	0.3	(2.7)
Net change in cash and cash equivalents, including cash balances classified as assets held for sale	630.1	49.7
Less: Net change in cash balances classified as assets held for sale	—	(1.3)
Net change in cash and cash equivalents	630.1	51.0
Cash and cash equivalents at beginning of period	68.0	77.7
Cash and cash equivalents at end of period	$698.1	$128.7

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(columnar dollars in millions except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements of Conagra Brands, Inc. (the “Company”, “Conagra Brands”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. Certain costs previously classified as selling, general and administrative (“SG&A”) expenses have been reclassified to loss (gain) on divestitures in our Condensed Consolidated Statements of Earnings. All other adjustments are of a normal recurring nature. The results of operations for any quarter or a partial fiscal year period are not necessarily indicative of the results to be expected for other periods or the full fiscal year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended May 25, 2025. There were no significant changes to our accounting policies from those disclosed in Note 1, “Summary of Significant Accounting Policies”, to the Consolidated Financial Statements in that Form 10-K.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software, to modernize the outdated guidance for accounting for software costs by aligning the accounting with how software is developed today. The effective date for the standard is for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be applied either prospectively, retrospectively, or utilizing a modified transition approach. We are in the process of analyzing the impact of the ASU on our consolidated financial statements and related disclosures.

2. ACQUISITIONS

In July 2024, we acquired the manufacturing operations of an existing contract manufacturer of our cooking spray products, for a cash purchase price of $51.2 million, including working capital adjustments. Approximately $46.3 million of the purchase price has been classified as goodwill, which is deductible for income tax purposes. The settlement of certain pre-existing contractual agreements between Conagra and the contract manufacturer as part of the transaction resulted in a net gain of $2.9 million within SG&A expenses in the first quarter of fiscal 2025.

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

For each of these acquisitions, the amounts allocated to goodwill were primarily attributable to anticipated synergies, future growth opportunities, and other intangibles that do not qualify for separate recognition such as an assembled workforce. The results of each of these acquisitions, subsequent to the acquisition closings, are primarily included in the Grocery & Snacks segment and through August 24, 2025, were not material to our Condensed Consolidated Statements of Earnings.

Under the acquisition method of accounting, the assets acquired and liabilities assumed in these acquisitions were recorded at their respective estimated fair values at the date of acquisition. The purchase price allocations were finalized as of the fourth quarter of fiscal 2025.

3. DIVESTITURES AND ASSETS HELD FOR SALE

Chef Boyardee® Business

During the first quarter of fiscal 2026, we completed the sale of our Chef Boyardee® business for net proceeds of $601.2 million, subject to final working capital adjustments. The business results were previously reported in our Grocery & Snacks, International, and Foodservice segments. We recognized a gain on the sale of $42.8 million within loss (gain) on divestitures in the first quarter of fiscal 2026.

The assets and liabilities related to our Chef Boyardee® business have been reclassified as assets and liabilities held for sale within our Condensed Consolidated Balance Sheet for the period presented prior to the divestiture. The assets and liabilities related to our Chef Boyardee® business classified as held for sale reflected in our Condensed Consolidated Balance Sheets were as follows:

May 25, 2025
Current assets	$69.2
Noncurrent assets (including goodwill of $230.4 million)	488.8
Current liabilities	2.7
Noncurrent liabilities	0.2

Frozen Fish Business

During the first quarter of fiscal 2026, we completed the sale of our frozen fish business, which includes our Van De Kamp’s® and Mrs. Paul’s® brands for net proceeds of $42.4 million, subject to final working capital adjustments. The business results were previously reported primarily in our Refrigerated & Frozen segment. We recognized a loss on the sale of $0.4 million within loss (gain) on divestitures in the first quarter of fiscal 2026.

The assets related to our frozen fish business have been reclassified as assets held for sale within our Condensed Consolidated Balance Sheets for the period presented prior to the divestiture. The assets related to our frozen fish business classified as held for sale reflected in our Condensed Consolidated Balance Sheets were as follows:

May 25, 2025
Current assets	$24.9
Noncurrent assets (including goodwill of $17.1 million)	18.6

Agro Tech Foods Limited Divestiture

During the first quarter of fiscal 2025, we completed the sale of our 51.8% ownership stake in Agro Tech Foods Limited (“ATFL”) for net proceeds of $76.8 million. Prior to the transaction, our majority ownership of ATFL was consolidated within our International segment. We recognized a loss of $2.3 million on the sale within loss (gain) on divestitures in the first quarter of fiscal 2025. In connection with this divestiture, we also released $41.8 million and $38.0 million of currency translation losses from accumulated other comprehensive loss and noncontrolling interests, respectively.

Other Assets Held for Sale

Subsequent to the end of the first quarter of fiscal 2026, we sold a certain manufacturing facility and related warehouse in our Refrigerated & Frozen segment for net proceeds of approximately $26.5 million. These assets have been classified as assets held for sale within our Condensed Consolidated Balance Sheets for all periods presented.

In addition, we actively market certain other assets from time to time. These assets have also been reclassified as assets held for sale within our Condensed Consolidated Balance Sheets for periods prior to the disposal of the individual asset groups.

The related noncurrent assets classified as held for sale reflected in our Condensed Consolidated Balance Sheets was $25.6 million as of both August 24, 2025 and May 25, 2025.

4. RESTRUCTURING ACTIVITIES

See our Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended May 25, 2025 for additional information on our restructuring activities.

Conagra Restructuring Plan

From fiscal 2019 through August 24, 2025, we have approved and expect to incur $349.0 million ($102.1 million of cash charges and $246.9 million of non-cash charges) and recognized cumulative charges of $325.6 million as part of a restructuring plan to improve SG&A expense effectiveness and efficiencies and to optimize our supply chain network (the “Conagra Restructuring Plan”). In the first quarter of fiscal 2026 and 2025, we recognized charges of $4.4 million and $4.3 million, respectively, in connection with the Conagra Restructuring Plan. We anticipate that we will recognize costs related to the Conagra Restructuring Plan through the end of fiscal 2026.

During the first quarter of fiscal 2026, we recognized the following pre-tax expenses for the Conagra Restructuring Plan:

	Grocery &	Refrigerated
	Snacks	& Frozen	International	Corporate	Total
Accelerated depreciation	$0.4	$—	$—	$—	$0.4
Other cost of goods sold	0.2	0.1	—	—	0.3
Total cost of goods sold	0.6	0.1	—	—	0.7
Severance and related costs	—	—	0.3	1.0	1.3
Asset impairment (net of gains on disposal)	0.2	0.6	—	—	0.8
Contract/lease termination	—	—	—	0.1	0.1
Other SG&A	1.2	0.3	—	—	1.5
Total SG&A	1.4	0.9	0.3	1.1	3.7
Total	$2.0	$1.0	$0.3	$1.1	$4.4

Included in the above results are $3.2 million of charges that have resulted or will result in cash outflows and $1.2 million in non-cash charges.

Liabilities recorded for the Conagra Restructuring Plan and changes therein for the first quarter of fiscal 2026 were as follows:

		Costs
		Incurred and
	Balance at	Charged to	Costs Paid or	Balance at
	May 25, 2025	Expense	Otherwise Settled	August 24, 2025
Severance and related costs	$14.6	$1.3	$(3.9)	$12.0
Contract/lease termination	—	0.1	(0.1)	—
Other costs	2.8	1.8	(2.8)	1.8
Total	$17.4	$3.2	$(6.8)	$13.8

5. DEBT AND REVOLVING CREDIT FACILITY

Senior Notes

During the first quarter of fiscal 2026, we issued $500.0 million aggregate principal amount of 5.00% senior unsecured notes due August 1, 2030 and $500.0 million aggregate principal amount of 5.75% senior unsecured notes due August 1, 2035 (the “Notes”).

Term Loans

During the first quarter of fiscal 2026, we prepaid the $200.0 million aggregate principal amount outstanding under the unsecured term loan entered into with a financial institution in fiscal 2025 utilizing a portion of the proceeds received in connection with the sale of our Chef Boyardee® business (see Note 3) and proceeds from the issuance of the Notes discussed above.

During the first quarter of fiscal 2026, we prepaid the $300.0 million aggregate principal amount outstanding under the unsecured term loan entered into with a financial institution in fiscal 2024 utilizing a portion of the proceeds received in connection with the sale of our Chef Boyardee® business (see Note 3) and proceeds from the issuance of the Notes discussed above.

During the second quarter of fiscal 2025, we prepaid the remaining $250.0 million aggregate principal amount outstanding of the $500.0 million aggregate principal amount unsecured term loan entered into with a syndicate of financial institutions in fiscal 2023, utilizing operating cash flows. During the second quarter of fiscal 2024, we prepaid $250.0 million aggregate principal amount of such term loan, utilizing primarily operating cash flows and the issuance of commercial paper.

Revolving Credit Facility

During the first quarter of fiscal 2026, we terminated and replaced our prior revolving credit facility by entering into a Third Amended and Restated Revolving Credit Agreement (the “Amended Revolving Credit Agreement”) with a syndicate of financial institutions providing for a revolving credit facility in a maximum aggregate principal amount outstanding at any one time of $2.0 billion (subject to increase to a maximum aggregate principal amount of $2.5 billion with the consent of the lenders). The Amended Revolving Credit Agreement matures on June 27, 2030 and is unsecured. The Company may request the term of the Amended Revolving Credit Agreement be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. As of August 24, 2025, there were no outstanding borrowings under the Amended Revolving Credit Agreement.

Debt Covenants

Our most restrictive debt agreement (the Amended Revolving Credit Agreement) generally requires our ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest expense to be not less than 3.0 to 1.0 and our ratio of funded net debt to EBITDA not to exceed 4.5 to 1.0, with each ratio to be calculated on a rolling four-quarter basis. As of August 24, 2025, we were in compliance with these financial covenants.

Commercial Paper

As of August 24, 2025, there were no outstanding borrowings under our commercial paper program. As of May 25, 2025, we had $259.0 million outstanding under our commercial paper program.

Interest Expense

Net interest expense consisted of:

	Thirteen Weeks Ended
	August 24, 2025	August 25, 2024
Long-term debt	$94.0	$93.1
Short-term debt	4.5	15.8
Interest income	(2.6)	(0.9)
Interest capitalized	(2.1)	(2.2)
	$93.8	$105.8

6. FINANCING ARRANGEMENTS

Supplier Financing Arrangements

In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. A number of factors may impact our future payment terms, including our relative creditworthiness, overall market liquidity, and changes in interest rates and other general economic conditions. Certain suppliers have access to third-party services that allow them to view our scheduled payments online and finance advances on our scheduled payments at the sole discretion of the supplier and the third-party. Our current payment terms with these suppliers, which we deem to be commercially reasonable, range up to 120 days. We have no direct financial relationship with the financial institutions utilized by the third parties, and we have pledged no assets in connection with our accounts payable programs. All amounts due to participating suppliers are paid to the third party on the original invoice due dates, regardless of whether a particular invoice was sold. Supplier participation in these agreements is voluntary. As of August 24, 2025 and May 25, 2025, $248.4 million and $292.2 million, respectively, of our total accounts and other payables were subject to these arrangements. The associated payments are included in net cash flows from operating activities within our Condensed Consolidated Statements of Cash Flows.

We have also concluded that certain obligations to our suppliers, including amounts due and scheduled payment terms, are impacted by these third-party service programs and these arrangements are classified as notes payable within our Condensed Consolidated Balance Sheets. The proceeds and payments associated with short-term borrowings are reflected as financing activities within our Condensed Consolidated Statements of Cash Flows. As of August 24, 2025 and May 25, 2025, we had approximately $41.4 million and $45.9 million, respectively, of short-term borrowings related to these arrangements.

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the first quarter of fiscal 2026 was as follows:

	Grocery & Snacks	Refrigerated & Frozen [1]	International	Foodservice	Total
Balance as of May 25, 2025	$4,663.1	$4,916.6	$202.1	$720.1	$10,501.9
Currency translation	—	—	(0.3)	—	(0.3)
Balance as of August 24, 2025	$4,663.1	$4,916.6	$201.8	$720.1	$10,501.6

1 The carrying amounts of goodwill within the Refrigerated & Frozen segment as of both August 24, 2025 and May 25, 2025 were net of accumulated impairment losses of $668.2 million. See Note 9, “Goodwill and Other Identifiable Intangible Assets”, to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended May 25, 2025 for further information.

Other identifiable intangible assets were as follows:

	August 24, 2025		May 25, 2025
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-amortizing intangible assets
Brands and trademarks	$1,800.5	$—	$1,800.5	$—
Amortizing intangible assets
Customer relationships and intellectual property	1,215.6	605.9	1,215.9	595.3
	$3,016.1	$605.9	$3,016.4	$595.3

When we last performed our annual goodwill impairment assessment on all of our reporting units on the first day of the fourth quarter of fiscal 2025, we found no indicators of impairment and all reporting units had an adequate amount of cushion as of our last quantitative impairment test (cushion in all reporting units exceeded 30%). Since that assessment, our stock price has fluctuated and our shares have generally been trading at lower prices, in part due to the announcement of new tariffs, consumer sentiment, and other macroeconomic uncertainties. We do not believe that a lower stock price has been sustained, and we do not believe we had a triggering event to test goodwill for impairment in the first quarter of 2026. However, a sustained stock price decline, along with other factors noted above, could result in a material goodwill or intangible asset impairment in fiscal 2026, specifically in our Refrigerated & Frozen and Foodservice reporting units. These two reporting units have been most impacted by consumer sentiment and macroeconomic uncertainties, which has resulted in declining cushion from our last quantitative impairment test.

We will continue to monitor the impact of any significant changes in consumer purchasing behaviors, government restrictions, input cost inflation, or other macroeconomic conditions that could change certain assumptions and result in future impairments.

Amortizing intangible assets carry a remaining weighted average life of approximately 16 years. Amortization expense was $10.8 million and $13.4 million for the first quarter of fiscal 2026 and 2025, respectively. Based on amortizing assets recognized in our Condensed Consolidated Balance Sheet as of August 24, 2025, amortization expense is estimated to average $40.8 million for each of the next five years.

8. DERIVATIVE FINANCIAL INSTRUMENTS

See our Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended May 25, 2025, for additional information on our derivative activities.

Derivatives Designated as Cash Flow Hedges

During the first quarter of fiscal 2019, we entered into deal-contingent forward starting interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to help finance the acquisition of Pinnacle Foods, Inc. We settled these contracts during the second quarter of fiscal 2019 and deferred a $47.5 million gain in accumulated other comprehensive income that is being amortized as a reduction of interest expense over the lives of the related debt instruments. The unamortized amount at August 24, 2025 was $24.6 million.

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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen Weeks Ended
	August 24, 2025	August 25, 2024
Gross derivative losses incurred	$(0.6)	$(3.7)
Less: Net derivative gains (losses) allocated to reporting segments	1.6	(2.4)
Net derivative losses recognized in general corporate expenses	$(2.2)	$(1.3)
Net derivative gains (losses) allocated to Grocery & Snacks	$1.4	$(1.5)
Net derivative gains (losses) allocated to Refrigerated & Frozen	0.8	(0.8)
Net derivative losses allocated to International	(0.7)	—
Net derivative gains (losses) allocated to Foodservice	0.1	(0.1)
Net derivative gains (losses) included in segment operating profit	$1.6	$(2.4)

The fair values of our derivative positions were not material as of August 24, 2025 and were Level 1 or Level 2 assets or liabilities in the fair value hierarchy (see Note 16 for further information). We have not significantly changed our valuation techniques from prior periods.

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Condensed Consolidated Statements of Earnings were as follows:

	Location in Condensed Consolidated Statements of Earnings of Gains (Losses)	Gains (Losses) Recognized on Derivatives in Condensed Consolidated Statements of Earnings for the Thirteen Weeks Ended
Derivatives Not Designated as Hedging Instruments	Recognized on Derivatives	August 24, 2025	August 25, 2024
Commodity contracts	Cost of goods sold	$0.6	$(6.9)
Foreign exchange contracts	Cost of goods sold	(1.2)	3.2
Total losses from derivative instruments not designated as hedging instruments		$(0.6)	$(3.7)

As of August 24, 2025 and May 25, 2025 our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $116.5 million and $140.2 million, respectively, for purchase contracts. The notional amount of our foreign currency forward contracts as of August 24, 2025 and May 25, 2025 was $99.1 million and $93.5 million, respectively.

9. SHARE-BASED PAYMENTS

For the first quarter of fiscal 2026 and 2025, we recognized total stock-based compensation expense (including restricted stock units and performance shares) of $19.6 million and $20.6 million, respectively. In the first quarter of fiscal 2026, we granted 3.4 million restricted stock units at a weighted average grant date price of $19.08 per share unit and 1.0 million performance shares at a weighted average grant date price of $18.97 per share.

Performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goals for the three-year performance period ending in fiscal 2026 (the “2026 performance period”) are based on our net sales and diluted earnings per share (“EPS”) growth, subject to certain adjustments, measured over the defined performance period, with each year of the performance period weighted one-third. The performance goals for the three-year performance periods ending in fiscal 2027 (the “2027 performance period”) and fiscal 2028 (the “2028 performance period”) are based on our net sales and diluted EPS on a three-year cumulative basis, subject to certain adjustments, measured over the defined performance periods. For each of the 2026, 2027, and 2028 performance periods, the awards actually earned will range from zero to two hundred percent of the relevant target number of performance shares.

Awards, if earned, will be paid in shares of our common stock. Dividend equivalents are paid on the portion of performance shares actually earned at our regular dividend rate in additional shares of common stock. Subject to limited exceptions set forth in our performance share agreements, any shares earned will be distributed after the end of the performance period, and generally only if the participant continues to be employed with the Company through the date of distribution. For awards where performance against the performance target has not been certified, the value of the performance shares is adjusted based upon the market price of our common stock and current forecasted performance against the performance targets at the end of each reporting period and amortized as compensation expense over the vesting period. Forfeitures are accounted for as they occur.

10. EARNINGS PER SHARE

Basic earnings per share is calculated on the basis of weighted average outstanding shares of common stock. Diluted earnings per share is computed on the basis of basic weighted average outstanding shares of common stock adjusted for the dilutive effect of stock options, restricted stock unit awards, and other dilutive securities.

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen Weeks Ended
	August 24, 2025	August 25, 2024
Net income attributable to Conagra Brands, Inc. common stockholders:	$164.5	$466.8
Weighted average shares outstanding:
Basic weighted average shares outstanding	478.7	478.8
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	0.9	1.5
Diluted weighted average shares outstanding	479.6	480.3

For the first quarter of fiscal 2026 and 2025, there were 2.0 million and 1.3 million, respectively, of stock options and restricted stock units outstanding that were excluded from the computation of diluted weighted average shares because the effect was antidilutive.

11. INVENTORIES

The major classes of inventories were as follows:

	August 24, 2025	May 25, 2025
Raw materials and packaging	$313.1	$300.8
Work in process	260.4	243.5
Finished goods	1,575.8	1,393.0
Supplies and other	108.9	111.0
Total	$2,258.2	$2,048.3

12. INCOME TAXES

In the first quarter of fiscal 2026 and 2025, we recognized income tax expense of $124.6 million and an income tax benefit of $138.9 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 43.1% and (42.4)% for the first quarter of fiscal 2026 and 2025, respectively.

The effective tax rate in the first quarter of fiscal 2026 was negatively impacted by non-deductible goodwill related to the divestiture of the Chef Boyardee ®, Mrs. Paul’s ®, and Van de Kamp’s ® businesses. This resulted in $62.8 million of tax expense being recognized on a pre-tax gain of $42.4 million. Additionally, a $5.5 million of tax expense was recognized related to stock-based compensation due to the decline in our stock price.

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

On July 4, 2025, Public Law No. 119-21, referred to as the “One Big Beautiful Bill Act” (the “Act”), was enacted into law. The Act generally made permanent certain tax provisions of the Tax Cuts and Jobs Act (2017) and includes changes to U.S. tax law that will be applicable to Conagra beginning in fiscal 2026. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures. We currently expect a beneficial cash flow impact in fiscal 2026 from the enhanced expensing provisions. The Act does not materially impact our effective tax rate.

13. CONTINGENCIES

Litigation Matters

We are party to a number of matters asserting product liability claims against the Company related to certain Pam® and other cooking spray products. We have denied liability, however, we cannot predict with certainty the results of these actions. To date, the Company has settled all but a few of these matters. Pursuant to these settlements, the Company has paid an aggregate of $52.5 million in fiscal 2026 through August 24, 2025 and $25 million in fiscal 2025 and has agreed to pay an additional $132.8 million in the remainder of fiscal 2026 and the first quarter of fiscal 2027. The Company has secured insurance recovery from certain applicable insurers, recognizing related insurance receivables of $16.7 million within receivables as of August 24, 2025 and $81.8 million ($78.4 million within receivables and $3.4 million within other assets) as of May 25, 2025, and continues to pursue additional insurance proceeds. The Company believes adequate provision has been made in its Condensed Consolidated Financial Statements for all probable and reasonably estimable losses for the litigation related to the cooking spray products based on information available to us at the time of our evaluation.

In 2019, we resolved a legacy litigation matter related to lead-based paint and/or pigment manufactured by an alleged predecessor to the Company during the first half of the 20th century for a total settlement of $101.7 million. Pursuant to the settlement, ConAgra Grocery Products, LLC, a wholly owned subsidiary of the Company, became obligated to pay annual installments toward the total settlement from fiscal 2020 through fiscal 2026, with a final $16.7 million payable in the second quarter of fiscal 2026.

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

Our accrual for all litigation matters, including those matters described above, that are probable and estimable, was $151.4 million within other accrued liabilities as of August 24, 2025 and $204.5 million ($160.2 million within other accrued liabilities and $44.3 million within other noncurrent liabilities) as of May 25, 2025.

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

We are a party to certain environmental proceedings relating to businesses divested by Beatrice prior to our acquisition in fiscal 1991, including litigation and administrative proceedings involving Beatrice’s possible status as a potentially responsible party at approximately 35 Superfund, proposed Superfund, or state-equivalent sites (the “Beatrice sites”). The Beatrice sites consist of locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, polychlorinated biphenyls, acids, lead, sulfur, tannery wastes, and/or other contaminants. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $35.4 million ($3.2 million within other accrued liabilities and $32.2 million within other noncurrent liabilities) as of August 24, 2025 and $36.0 million ($3.2 million within other accrued liabilities and $32.8 million within other noncurrent liabilities) as of May 25, 2025, a majority of which relates to the Superfund and state-equivalent sites referenced above.

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

Components of pension and postretirement plan costs (benefits) are:

	Pension Plans
	Thirteen Weeks Ended
	August 24, 2025	August 25, 2024
Service cost	$1.4	$1.4
Interest cost	22.0	34.0
Expected return on plan assets	(27.8)	(36.6)
Amortization of prior service cost	0.4	0.4
Pension cost (benefit) — Company plans	(4.0)	(0.8)
Pension cost (benefit) — multi-employer plans	2.3	2.2
Total pension cost (benefit)	$(1.7)	$1.4

	Postretirement Plans
	Thirteen Weeks Ended
	August 24, 2025	August 25, 2024
Interest cost	$0.6	$0.6
Amortization of prior service cost (benefit)	(0.4)	(0.4)
Recognized net actuarial gain	(0.9)	(1.1)
Total postretirement cost (benefit)	$(0.7)	$(0.9)

The Company uses a split discount rate (spot-rate approach) for the U.S. plans and certain foreign plans. The spot-rate approach applies separate discount rates for each projected benefit payment in the calculation of pension service and interest cost.

The weighted-average discount rates for service and interest costs under the spot-rate approach used for pension cost in fiscal 2026 were 6.17% and 5.41%, respectively.

During the first quarter of fiscal 2026, we contributed $2.7 million to our pension plans and contributed $1.5 million to our postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $8.3 million to our pension plans during the remainder of fiscal 2026. We anticipate making further contributions of approximately $5.1 million to our postretirement plans during the remainder of fiscal 2026. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.

15. STOCKHOLDERS’ EQUITY

The following table presents a reconciliation of our stockholders’ equity accounts for the thirteen weeks ended August 24, 2025:

	Conagra Brands, Inc. Stockholders' Equity
					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Total
	Shares	Stock	Capital	Earnings	Income	Stock	Equity
Balance at May 25, 2025	584.2	$2,921.2	$2,347.2	$6,759.1	$16.3	$(3,111.1)	$8,932.7
Stock option and incentive plans			(60.2)			61.1	0.9
Currency translation adjustments					1.1		1.1
Repurchase of common shares						(15.0)	(15.0)
Derivative adjustments					(0.4)		(0.4)
Pension and postretirement healthcare benefits					(0.3)		(0.3)
Dividends declared on common stock; $0.35 per share				(167.7)			(167.7)
Net income attributable to Conagra Brands, Inc.				164.5			164.5
Balance at August 24, 2025	584.2	$2,921.2	$2,287.0	$6,755.9	$16.7	$(3,065.0)	$8,915.8

The following table presents a reconciliation of our stockholders’ equity accounts for the thirteen weeks ended August 25, 2024:

	Conagra Brands, Inc. Stockholders' Equity
					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Loss	Stock	Interests	Equity
Balance at May 26, 2024	584.2	$2,921.2	$2,363.2	$6,276.3	$(35.5)	$(3,084.8)	$70.9	$8,511.3
Stock option and incentive plans			(33.5)	(0.5)		34.8		0.8
Currency translation adjustments					22.5		38.0	60.5
Repurchase of common shares						(64.0)		(64.0)
Derivative adjustments					(3.3)			(3.3)
Activities of noncontrolling interests							(108.9)	(108.9)
Pension and postretirement healthcare benefits					0.2			0.2
Dividends declared on common stock; $0.35 per share				(167.8)				(167.8)
Net income attributable to Conagra Brands, Inc.				466.8				466.8
Balance at August 25, 2024	584.2	$2,921.2	$2,329.7	$6,574.8	$(16.1)	$(3,114.0)	$—	$8,695.6

The following table details the accumulated balances for each component of other comprehensive income, net of tax:

	August 24, 2025	May 25, 2025
Currency translation losses, net of reclassification adjustments	$(64.7)	$(65.8)
Derivative adjustments, net of reclassification adjustments	21.6	22.0
Pension and postretirement benefit obligations, net of reclassification adjustments	59.8	60.1
Accumulated other comprehensive income	$16.7	$16.3

The following tables summarize the reclassifications from accumulated other comprehensive income into income:

			Affected Line Item in the Condensed Consolidated Statement of
	Thirteen Weeks Ended		Earnings[1]
	August 24, 2025	August 25, 2024
Net derivative adjustments:
Cash flow hedges	$(0.7)	$(0.7)	Interest expense, net
Cash flow hedges	(0.7)	(1.2)	Equity method investment earnings
	(1.4)	(1.9)	Total before tax
	0.3	0.5	Income tax expense
	$(1.1)	$(1.4)	Net of tax
Pension and postretirement liabilities:
Net actuarial gain	$(0.9)	$(1.1)	Pension and postretirement non-service income
	(0.9)	(1.1)	Total before tax
	0.2	0.2	Income tax expense
	$(0.7)	$(0.9)	Net of tax

Currency translation losses	$—	$41.8	Selling, general and administrative expenses [2]
	—	41.8	Total before tax
	—	—	Income tax expense
	$—	$41.8	Net of tax

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 24, 2025:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$3.8	$2.2	$—	$6.0
Deferred compensation assets	6.3	—	—	6.3
Available-for-sale debt securities	—	—	2.0	2.0
Total assets	$10.1	$2.2	$2.0	$14.3
Liabilities:
Derivative liabilities	$—	$3.1	$—	$3.1
Deferred compensation liabilities	77.9	—	—	77.9
Total liabilities	$77.9	$3.1	$—	$81.0

The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 25, 2025:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$4.7	$—	$—	$4.7
Deferred compensation assets	6.0	—	—	6.0
Available-for-sale debt securities	—	—	2.2	2.2
Total assets	$10.7	$—	$2.2	$12.9
Liabilities:
Derivative liabilities	$—	$5.1	$—	$5.1
Deferred compensation liabilities	70.9	—	—	70.9
Total liabilities	$70.9	$5.1	$—	$76.0

Nonrecurring Fair Value Measurements

Certain assets and liabilities, including long-lived assets, goodwill, asset retirement obligations, and equity investments are measured at fair value on a nonrecurring basis using Level 3 inputs.

Long-Term Debt Fair Value

The carrying amount of long-term debt (including current installments) was $8.24 billion and $7.26 billion as of August 24, 2025 and May 25, 2025, respectively. Based on current market rates, the fair value of this debt (Level 2 liabilities) at August 24, 2025 and May 25, 2025 was estimated at $8.11 billion and $7.03 billion, respectively.

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

Our chief operating decision maker (“CODM”) is identified as our Chief Executive Officer. Our CODM uses segment operating profit in the annual plan and forecasting process and considers year-over-year performance when making decisions about allocating resources to our segments. The CODM also uses segment operating profit as an input to the overall compensation measures under our incentive compensation plans. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating profit is defined as operating profit excluding the effect of items impacting comparability. Items impacting comparability are gains or losses that our CODM believes have had, or are likely to have, a significant impact on segment operating profit and are not indicative of our core operating results. Items impacting comparability include, when they occur, the impacts of gain or loss on divestitures, restructuring activities, deal costs, unrealized gains/(losses) on commodity and foreign exchange hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, certain non-ordinary course legal and regulatory matters, and other unusual gains or losses that are not part of our measurement of segment performance. Corporate unallocated expense; pension and postretirement non-service income; interest expense, net; and equity method investment earnings are centrally managed costs and have been excluded from segment operating profit.

	Thirteen weeks ended August 24, 2025
	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Net sales	$1,079.6	$1,076.2	$212.3	$264.5	$2,632.6
Segment cost of goods sold[1]	752.9	866.9	151.4	217.9	1,989.1
Segment SG&A expenses[2]	105.9	94.9	23.2	18.9	242.9
Segment operating profit	$220.8	$114.4	$37.7	$27.7	$400.6
General corporate expenses[3]					92.3
Loss (gain) on divestitures					(42.4)
Other charges, net[4]					3.3
Operating profit					$347.4
Pension and postretirement non-service income					6.1
Interest expense, net					93.8
Equity method investment earnings					29.4
Income before income taxes					$289.1

	Thirteen weeks ended August 25, 2024
	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Net sales	$1,182.7	$1,086.4	$259.1	$266.7	$2,794.9
Segment cost of goods sold[1]	828.2	834.7	192.8	213.5	2,069.2
Segment SG&A expenses[2]	101.2	92.6	30.5	18.1	242.4
Segment operating profit	$253.3	$159.1	$35.8	$35.1	$483.3
General corporate expenses[3]					92.2
Loss on divestitures					2.3
Other charges, net[4]					(12.8)
Operating profit					$401.6
Pension and postretirement non-service income					3.1
Interest expense, net					105.8
Equity method investment earnings					29.1
Income before income taxes					$328.0

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

4 Other charges include net charges related to our restructuring plans and a gain associated with fire-related insurance proceeds.

The following table presents further disaggregation of our net sales:

	Thirteen Weeks Ended
	August 24, 2025	August 25, 2024
Frozen	$898.5	$913.4
Staples
Other shelf-stable	568.5	690.3
Refrigerated	177.7	173.0
Snacks	511.1	492.4
International	212.3	266.7
Foodservice	264.5	259.1
Total net sales	$2,632.6	$2,794.9

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

Assets by Segment

The majority of our manufacturing assets are shared across multiple reporting segments. Output from these facilities used by each reporting segment can change over time. Also, working capital balances are not tracked by reporting segment. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets and capital expenditures by segment. Our CODM does not use assets by segment to evaluate performance or allocate resources. Depreciation and amortization are allocated to our reporting segments based on the output of each reporting segment per facility during each reporting period. Total depreciation expense for the first quarter of fiscal 2026 and 2025 was $84.5 million and $85.7 million, respectively.

The following table presents depreciation and amortization by segment:

	Thirteen Weeks Ended
	August 24, 2025	August 25, 2024
Grocery & Snacks	$36.1	$38.5
Refrigerated & Frozen	40.7	42.0
International	3.5	4.1
Foodservice	11.2	10.9
Total Reporting Segments	91.5	95.5
Corporate	3.8	3.6
Total Company	$95.3	$99.1

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

The discussion that follows should be read together with the unaudited Condensed Consolidated Financial Statements and related notes contained in this report and with the financial statements, related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended May 25, 2025 and subsequent filings with the SEC. Results for the first quarter of fiscal 2026 are not necessarily indicative of results that may be attained in the future.

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

Fiscal 2026 First Quarter Results

In the first quarter of fiscal 2026, results reflected a decrease in net sales, with organic (excludes the impact of acquisitions, divestitures, and foreign exchange) decreases in our Grocery & Snacks and International segments, partially offset by increases in our Refrigerated & Frozen and Foodservice segments, in each case compared to the first quarter of fiscal 2025. Overall gross profit decreased primarily due to the impacts of lower net sales, input cost inflation, and a reduction in profit from divested businesses, partially offset by productivity. Excluding items impacting comparability, overall segment operating profit decreased in our Grocery & Snacks, Refrigerated & Frozen, and Foodservice segments, slightly offset by an increase in our International segment compared to the first quarter of fiscal 2025. Corporate expenses and selling, general and administrative (“SG&A”) expenses were nearly flat compared to the prior year. We recognized lower interest expense and higher income tax expense, in each case compared to the first quarter of fiscal 2025. Excluding items impacting comparability, our effective tax rate was higher than the first quarter of fiscal 2025.

Diluted earnings per share in the first quarter of fiscal 2026 and 2025 was $0.34 and $0.97, respectively. Diluted earnings per share was affected by lower net income in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025. See “Items Impacting Comparability” below as several items affected the comparability of year-over-year results.

Trends Impacting Our Business

Our industry continues to be impacted by shifting consumer behavior, commodity cost fluctuations, labor cost inflation, input cost inflation, supply chain pressures, exchange rate volatility, and other global macroeconomic challenges. In the first quarter of fiscal 2026, we saw a modest impact to our financial results due to increased costs resulting from recent changes to trade policies, which we largely mitigated. In addition, we continued to experience an elevated amount of input cost inflation, which we were able to partially offset through our on-going productivity initiatives.

We expect inflation and tariffs to negatively impact our costs of goods sold in fiscal 2026. While we continue to expect consumer trends to improve over time, in the near-term, we expect weak consumer sentiment to continue to negatively impact our volumes during fiscal 2026. We will continue to evaluate the evolving macroeconomic environment and take action to mitigate negative impacts on our business, consolidated results of operations, and financial condition.

Items Impacting Comparability

Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and foreign currency exchange rate risks of anticipated transactions is discussed in further detail in Note 8, “Derivative Financial Instruments”, to the Condensed Consolidated Financial Statements contained in this report. We had $2.2 million and $1.3 million of derivative losses in the first quarter of fiscal 2026 and 2025, respectively, which were included in general corporate expenses and reflected as items impacting comparability.

Other items of note impacting comparability for the first quarter of fiscal 2026 included the following:

●	A net gain of $42.4 million ($20.4 million after-tax loss) associated with the divestiture of our Chef Boyardee® and frozen fish businesses and
●	charges totaling $4.4 million ($3.3 million after-tax) in connection with our restructuring plans.

Items of note impacting comparability for the first quarter of fiscal 2025 included the following:

●	an income tax benefit of $211.4 million primarily associated with the release of valuation allowances on certain deferred tax assets based upon interactions with the taxing authorities,
●	a gain of $17.0 million ($12.8 million after-tax) associated with insurance proceeds from the previous fire that occurred at one of our manufacturing facilities,
●	charges totaling $4.3 million ($3.2 million after-tax) in connection with our restructuring plans, and
●	net charges totaling $3.4 million ($2.6 million after-tax) related to legacy legal matters.

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

Net Sales

	Net Sales
($ in millions)	Thirteen Weeks Ended
Reporting Segment	August 24, 2025	August 25, 2024	% Inc (Dec)
Grocery & Snacks	$1,079.6	$1,182.7	(8.7)%
Refrigerated & Frozen	1,076.2	1,086.4	(0.9)%
International	212.3	259.1	(18.0)%
Foodservice	264.5	266.7	(0.8)%
Total	$2,632.6	$2,794.9	(5.8)%

Net sales for the first quarter of fiscal 2026 in our Grocery & Snacks segment included a decrease in organic volume of 1.6% when compared to the first quarter of fiscal 2025 driven by continued lower consumption trends which were seen throughout the industry. Organic price/mix increased by 0.6% for the first quarter of 2026 when compared to the first quarter of 2025. The first quarter of fiscal 2026 and 2025 included $7.0 million and $110.1 million, respectively, of net sales related to our Chef Boyardee® business, which was sold in the first quarter of fiscal 2026. The first quarter of fiscal 2026 included inorganic net sales of $10.6 million associated with the acquisitions of Sweetwood Smoke & Co. in August 2024 and a contract manufacturer in July 2024 through the respective one-year anniversary of each acquisition.

Net sales for the first quarter of fiscal 2026 in our Refrigerated & Frozen segment reflected an increase in organic volume of 0.5%, when compared to the first quarter of fiscal 2025. Organic price/mix decreased by 0.3% for the first quarter of fiscal 2026, when compared to the first quarter of fiscal 2025. The first quarter of fiscal 2026 and 2025 included $4.9 million and $17.4 million, respectively, of net sales related to our frozen fish business, which was sold in the first quarter of fiscal 2026. Additionally, we estimate that net sales during the first quarter of fiscal 2025 were impacted by approximately $24 million due to temporary manufacturing disruptions in our Hebrew National® business during the key grilling season.

Net sales for the first quarter of fiscal 2026 in our International segment reflected a 5.2% decrease in organic volumes, a 1.7% increase in organic price/mix, and a 1.3% decrease due to unfavorable foreign exchange rates, in each case compared to the first quarter of fiscal 2025. The decrease in volume was driven by lower consumption trends which were seen in our regions. The unfavorable foreign exchange rates were primarily due to the strength of the US dollar relative to the Mexican Peso in comparison to the first quarter of fiscal 2025. The first quarter of fiscal 2025 included $23.6 million of net sales related to our ownership stake in Agro Tech Foods Limited (“ATFL”), which was sold in the first quarter of fiscal 2025. In addition, the first quarter of fiscal 2026 and 2025 included $1.1 million and $13.6 million, respectively, of net sales related to our Chef Boyardee® business.

Net sales for the first quarter of fiscal 2026 in our Foodservice segment reflected an increase in organic price/mix of 3.8%, when compared to the first quarter of fiscal 2025. Organic volume decreased by 3.6%, compared to the first quarter of fiscal 2025, reflecting ongoing soft yet stabilizing trends in commercial traffic. The first quarter of fiscal 2025 included $3.6 million of net sales related to our Chef Boyardee® and frozen fish businesses. Additionally, we estimate that net sales in our Foodservice segment during the first quarter of fiscal 2025 were impacted by approximately $3 million due to the temporary manufacturing disruptions in our Hebrew National® business.

SG&A Expenses (includes general corporate expenses)

SG&A expenses totaled $335.6 million for the first quarter of fiscal 2026, an increase of $0.2 million, as compared to the first quarter of fiscal 2025. SG&A expenses for the first quarter of fiscal 2026 reflected the following:

Items impacting comparability of earnings

●	net charges of $3.7 million in connection with our restructuring plans and
●	a net benefit of $2.4 million related to legacy legal matters.

Other changes in expenses compared to the first quarter of fiscal 2025

●	an increase in short-term incentive expense of $9.3 million,
●	a gain of $5.4 million related to the sale of certain corporate parcels of land,
●	an increase in salary, wage, and fringe benefit expense of $5.2 million, and
●	a decrease in consulting and professional fees of $4.8 million.

SG&A expenses for the first quarter of fiscal 2025 included the following items impacting comparability of earnings:

●	charges of $3.4 million related to legacy legal matters and
●	net charges of $2.2 million in connection with our restructuring plans.

Segment Operating Profit

	Operating Profit
($ in millions)	Thirteen Weeks Ended
Reporting Segment	August 24, 2025	August 25, 2024	% Inc (Dec)
Grocery & Snacks	$220.8	$253.3	(12.9)%
Refrigerated & Frozen	114.4	159.1	(28.1)%
International	37.7	35.8	5.3%
Foodservice	27.7	35.1	(21.1)%

Segment operating profit in our Grocery & Snacks segment for the first quarter of fiscal 2026 reflected a decrease in gross profits of $27.8 million compared to the first quarter of fiscal 2025. The decrease in gross profit was driven by the decrease in net sales discussed above, the impacts of input cost inflation, and a reduction in profit associated with the sale of our Chef Boyardee® business, partially offset by productivity. In addition, we recognized a benefit of $3.3 million in the first quarter fiscal 2025 related to insurance proceeds for lost sales from our fiscal 2023 brand recall on Armour Star®. The decrease in operating profit also included an increase in SG&A expenses primarily related to incentive compensation.

Segment operating profit in our Refrigerated & Frozen segment for the first quarter fiscal 2026 reflected a decrease in gross profits of $42.4 million compared to the first quarter fiscal 2025. The decrease was driven by the impacts of input cost inflation, unfavorable operating leverage, and a reduction in profit associated with the sale of our frozen fish business, partially offset by productivity. In addition, we estimate that gross profits during the first quarter of fiscal 2025 were negatively impacted by approximately $10 million, primarily due to lost profits, abnormal manufacturing variances, and certain inventory write-offs resulting from the temporary manufacturing disruptions in our Hebrew National® business.

Segment operating profit in our International segment for the first quarter of fiscal 2026 reflected a decrease in gross profits of $5.4 million when compared to the first quarter of fiscal 2025. The decrease was driven by a reduction in profit associated with the sale of our ownership stake in ATFL and the impacts of input cost inflation, partially offset by productivity. The decrease in gross profits was more than offset by lower SG&A expenses and favorable foreign exchange rates.

Segment operating profit in our Foodservice segment for the first quarter of fiscal 2026 reflected a decrease in gross profits of $6.6 million when compared to the first quarter of fiscal 2025. The decrease in gross profits was driven by the impacts of input cost inflation, unfavorable operating leverage, and a reduction in profit from divested businesses, partially offset by productivity.

Pension and Postretirement Non-service Income (Expense)

In the first quarter of fiscal 2026 and 2025, pension and postretirement non-service income was $6.1 million and $3.1 million, respectively. The first quarter of fiscal 2026 reflected lower interest costs as a result of the partial transfer of our U.S. defined benefit pension plan obligation to a third-party insurance provider through the purchase of an annuity contract in the fourth quarter of fiscal 2025.

Interest Expense, Net

Net interest expense was $93.8 million and $105.8 million for the first quarter of fiscal 2026 and 2025, respectively. The decrease was driven by an overall reduction of our debt balances. See Note 5, “Debt and Revolving Credit Facility”, to the Condensed Consolidated Financial Statements contained in this report for further discussion.

Equity Method Investment Earnings

Equity method investment earnings were $29.4 million and $29.1 million for the first quarter of fiscal 2026 and 2025, respectively.

Income Taxes

In the first quarter of fiscal 2026 and 2025, we recognized income tax expense of $124.6 million and an income tax benefit of $138.9 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was approximately 43.1% and (42.4)% for the first quarter of fiscal 2026 and 2025, respectively. See Note 12, “Income Taxes”, to the Condensed Consolidated Financial Statements contained in this report for a discussion on the change in effective tax rates.

Earnings Per Share

Diluted earnings per share in the first quarter of fiscal 2026 and 2025 was $0.34 and $0.97, respectively. The decrease reflected lower net income. See “Items Impacting Comparability” above as several items affected the comparability of year-over-year results of operations.

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

Borrowing Facilities and Long-Term Debt

At August 24, 2025, we had a revolving credit facility (the “Revolving Credit Facility”) with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $2.0 billion (subject to increase to a maximum aggregate principal amount of $2.5 billion with the consent of the lenders). The Revolving Credit Facility terminated and replaced our prior revolving credit facility in the first quarter of fiscal 2026. The Revolving Credit Facility matures on June 27, 2030 and is unsecured. The Company may request the term of the Revolving Credit Facility be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. We have historically used a credit facility principally as a back-up for our commercial paper program. As of August 24, 2025, there were no outstanding borrowings under the Revolving Credit Facility.

As of August 24, 2025, we had no outstanding borrowings under our commercial paper program. The highest level of borrowings outstanding during the first quarter of fiscal 2026 was $445.0 million. We had $259.0 million outstanding under our commercial paper program as of May 25, 2025.

During the first quarter of fiscal 2026, we issued $500.0 million aggregate principal amount of 5.00% senior unsecured notes due August 1, 2030 and $500.0 million aggregate principal amount of 5.75% senior unsecured notes due August 1, 2035 (collectively, the “Senior Notes”). The proceeds were partially used to repay the $300.0 million and $200.0 million aggregate principal amount outstanding under the unsecured term loan agreements dated April 29, 2024, as amended by a letter agreement dated April 29, 2025, (the “2024 Term Loan”) and April 29, 2025 (the “2025 Term Loan”), respectively, as well as outstanding borrowings under our commercial paper program. The 2024 Term Loan and 2025 Term Loan repayments were also partially funded by the proceeds received in connection with the sale of our Chef Boyardee® business.

We have $1.0 billion aggregate principal amount of 4.60% senior unsecured notes maturing on November 1, 2025 that we expect to pay using the remaining proceeds from the Senior Notes, cash on hand, and the issuance of commercial paper.

For additional information on our debt transactions, refer to Note 5, “Debt and Revolving Credit Facility”, to the Condensed Consolidated Financial Statements contained in this report and Note 4, “Long-Term Debt”, and Note 5, “Credit Facilities and Borrowings”, to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended May 25, 2025. The weighted average coupon interest rate of long-term debt obligations outstanding as of August 24, 2025 was approximately 4.9%.

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

As of the end of the first quarter of fiscal 2026, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the Revolving Credit Facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult, or impossible.

Our most restrictive debt agreement (the Revolving Credit Facility) generally requires our ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest expense not be less than 3.0 to 1.0 and our ratio of funded net debt to EBITDA not to exceed 4.5 to 1.0. Each ratio is to be calculated on a rolling four-quarter basis. As of August 24, 2025, we were in compliance with these financial covenants.

Equity and Dividends

We repurchase shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board. Under our current share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. During the first quarter of fiscal 2026, we repurchased 0.8 million shares of our common stock under this authorization for an aggregate of $15.0 million. The Company’s total remaining share repurchase authorization as of August 24, 2025 was $837.6 million.

On August 28, 2025, the Company paid a quarterly cash dividend on shares of its common stock of $0.35 per share to stockholders of record as of close of business on July 30, 2025. On September 30, 2025, we announced that our Board had authorized a quarterly dividend of $0.35 per share to be paid on November 26, 2025 to stockholders of record as of the close of business on October 30, 2025.

Contractual Obligations

As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. These obligations impact our liquidity and capital resource needs. In addition to principal and interest payments on our outstanding long-term debt and notes payable balances, discussed above, our contractual obligations primarily consist of lease payments, income taxes, pension and postretirement benefits, and unconditional purchase obligations. There were no material changes to our contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 25, 2025.

Capital Expenditures

We continue to make investments in our business and operating facilities. Our estimate of capital expenditures for fiscal 2026 is approximately $450 million.

Cash Flows

During the first quarter of fiscal 2026, we generated $630.1 million of cash, which was the net result of $120.6 million generated from operating activities, $502.0 million generated from investing activities, $7.2 million generated from financing activities, and an increase of $0.3 million due to the effects of changes in foreign currency exchange rates.

Cash generated from operating activities totaled $120.6 million and $268.6 million in the first quarter of fiscal 2026 and 2025, respectively. The decrease in operating cash flows for the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025 was primarily driven by lower operating profits and higher inventory balances. The higher inventory balances were largely due to inflationary input costs in addition to rebuilding some inventory due to previous supply chain constraints.

Cash generated from investing activities totaled $502.0 million in the first quarter of fiscal 2026 compared to cash used in investing activities of $286.3 million in the first quarter of fiscal 2025. Investing activities in the first quarter of fiscal 2026 consisted primarily of proceeds totaling $643.6 million from the sale of our Chef Boyardee® and frozen fish businesses, which were partially offset by capital expenditures totaling $146.8 million. Investing activities in the first quarter of fiscal 2025 consisted primarily of capital expenditures totaling $133.0 million and the purchases of an existing contract manufacturer and Sweetwood Smoke & Co. for a total of $230.4 million, net of cash acquired, which were partially offset by net proceeds totaling $76.8 million from the sale of our ownership stake in ATFL.

Cash generated from financing activities totaled $7.2 million and $70.1 million in the first quarter of fiscal 2026 and 2025, respectively. Financing activities in the first quarter of fiscal 2026 principally reflected the issuance of long-term debt totaling $1.0 billion, net short-term borrowing repayments of $763.2 million, cash dividends paid of $167.1 million, and common stock repurchases of $15.0 million. Financing activities in the first quarter of fiscal 2025 principally reflected net short-term borrowing issuances of $336.2 million, partially offset by cash dividends paid of $167.3 million and common stock repurchases of $64.0 million.

Cash Held by International Subsidiaries

The Company had cash and cash equivalents of $698.1 million at August 24, 2025 and $68.0 million at May 25, 2025, of which $38.3 million at August 24, 2025 and $61.6 million at May 25, 2025 was held in foreign countries. A deferred tax liability is provided for certain undistributed foreign earnings that are not considered to be indefinitely reinvested or cannot be remitted in a tax-neutral transaction. Other undistributed foreign earnings are invested indefinitely and therefore we have not provided deferred taxes on those earnings.

CRITICAL ACCOUNTING ESTIMATES

For further discussion of our critical accounting estimates, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended May 25, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks affecting us are exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.

Other than the changes noted below, there have been no material changes in our market risk during the thirteen weeks ended August 24, 2025. For additional information, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 25, 2025.

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

The carrying amount of long-term debt (including current installments) was $8.24 billion as of August 24, 2025. Based on current market rates, the fair value of this debt at August 24, 2025 was estimated at $8.11 billion. As of August 24, 2025, a 1% increase in the interest rates would decrease the fair value of our fixed rate debt by approximately $356.8 million, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $398.3 million.

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

Effect of Hypothetical 10% Fluctuation

The potential gain or loss on the fair value of our outstanding commodity and foreign exchange contracts, assuming a hypothetical 10% fluctuation in commodity prices and foreign currency exchange rates, would have been (in millions):

	Fair Value Impact
In Millions	August 24, 2025	August 25, 2024
Energy commodities	$4.1	$3.5
Agriculture commodities	7.5	7.3
Foreign exchange	10.1	10.1

It should be noted that any change in the fair value of our derivative contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items. In relation to foreign currency contracts, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of August 24, 2025. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated any change in the Company’s internal control over financial reporting that occurred during the quarter ended August 24, 2025 and determined that there was no change in our internal control over financial reporting for the quarter ended August 24, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For additional information on legal proceedings, please refer to Note 16, “Contingencies”, to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended May 25, 2025 and Note 13, “Contingencies”, to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

A discussion of our risk factors can be found in Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended May 25, 2025 and in our other filings with the SEC. During the first quarter of fiscal 2026, there were no material changes to our previously disclosed risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the total number of shares of common stock purchased during the first quarter of fiscal 2026, the average price paid per share, the total number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program [1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program [1]
May 26, 2025 through June 22, 2025	—	$—	—	$852,578,000
June 23, 2025 through July 20, 2025	—	$—	—	$852,578,000
July 21, 2025 through August 24, 2025	783,450	$19.15	783,450	$837,578,000
Total Fiscal 2026 First Quarter Activity	783,450	$19.15	783,450	$837,578,000

1 The Board approved a share repurchase program authorizing the Company to purchase shares of its common stock in December 2003, which share repurchase authorization has been subsequently increased from time to time. On June 27, 2018, we announced that the Board increased the amount of the share repurchase authorization by $1.0 billion. As of August 24, 2025, approximately $837.6 million of our common stock remained available for purchase under this authorization, which has no expiration. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions.

ITEM 5. OTHER INFORMATION

Trading Arrangements

None of the Company's directors or “officers” (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended August 24, 2025.

ITEM 6. EXHIBITS

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934, as amended, by Conagra Brands, Inc. (file number 001-07275), unless otherwise noted.

EXHIBIT	DESCRIPTION

3.1	Restated Certificate of Incorporation of Conagra Brands, Inc., incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 23, 2024

3.2	Amended and Restated Bylaws of Conagra Brands, Inc., incorporated by reference to Exhibit 3.1 of Conagra Brands' Current Report on Form 8-K filed with the SEC on May 21, 2024

4.1	Third Supplemental Indenture, dated July 22, 2025, by and between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as

Trustee (including Forms of Notes), incorporated herein by reference to Exhibit 4.2 to Conagra Brands’ Current Report on Form 8K filed with the SEC on July 22, 2025

10.1

Third Amended and Restated Revolving Credit Agreement, dated August June 27, 2025, by and among Conagra Brands, Inc., Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto, incorporated herein by reference to Exhibit 10.1 to Conagra Brands’ Current Report on Form 8K filed with the SEC on June 30, 2025

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32	Section 906 Certificates

101

The following materials from Conagra Brands' Quarterly Report on Form 10-Q for the quarter ended August 24, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Unaudited Condensed Consolidated Financial Statements, and (vi) document and entity information.

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

Dated this 1st day of October, 2025.