Form 10-Q
period 2025-11-23
CONAGRA BRANDS INC.
filed 2025-12-19
CIK 23217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 23, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of issuer’s common stock as of November 23, 2025 was 478,369,475.

PART I. FINANCIAL INFORMATION		1

Item 1	Financial Statements	1

	Unaudited Condensed Consolidated Statements of Operations for the Thirteen and Twenty-Six Weeks Ended November 23, 2025 and November 24, 2024	1

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Thirteen and Twenty-Six Weeks Ended November 23, 2025 and November 24, 2024	2

	Unaudited Condensed Consolidated Balance Sheets as of November 23, 2025 and May 25, 2025	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended November 23, 2025 and November 24, 2024	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4	Controls and Procedures	30

PART II. OTHER INFORMATION		31

Item 1	Legal Proceedings	31

Item 1A	Risk Factors	31

Item 5	Other Information	31

Item 6	Exhibits	31

Signatures		32

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in millions except per share amounts)

(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 23, 2025	November 24, 2024	November 23, 2025	November 24, 2024
Net sales	$2,979.1	$3,195.1	$5,611.7	$5,990.0
Cost of goods sold	2,283.1	2,348.4	4,275.1	4,404.0
Gross profit	$696.0	$846.7	$1,336.6	$1,586.0
Selling, general and administrative expenses	325.1	425.2	660.7	760.6
Goodwill impairment charges	771.3	—	771.3	—
Other intangible asset impairment charges	197.0	18.9	197.0	18.9
Loss (gain) on divestitures	0.2	—	(42.2)	2.3
Operating profit (loss)	$(597.6)	$402.6	$(250.2)	$804.2
Pension and postretirement non-service income	6.1	3.1	12.2	6.2
Interest expense, net	96.0	108.2	189.8	214.0
Equity method investment earnings	32.2	48.5	61.6	77.6
Income (loss) before income taxes	(655.3)	346.0	(366.2)	674.0
Income tax expense (benefit)	8.3	61.5	132.9	(77.4)
Net income (loss)	$(663.6)	$284.5	$(499.1)	$751.4
Less: Net income attributable to noncontrolling interests	—	—	—	0.1
Net income (loss) attributable to Conagra Brands, Inc.	$(663.6)	$284.5	$(499.1)	$751.3
Earnings (loss) per share — basic
Net income (loss) attributable to Conagra Brands, Inc. common stockholders	$(1.39)	$0.60	$(1.04)	$1.57
Earnings (loss) per share — diluted
Net income (loss) attributable to Conagra Brands, Inc. common stockholders	$(1.39)	$0.59	$(1.04)	$1.57

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in millions)

(unaudited)

	Thirteen Weeks Ended
	November 23, 2025			November 24, 2024
		Tax			Tax
	Pre-Tax	(Expense)	After- Tax	Pre-Tax	(Expense)	After- Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income (loss)	$(655.3)	$(8.3)	$(663.6)	$346.0	$(61.5)	$284.5
Other comprehensive income (loss):
Derivative adjustments:
Unrealized derivative adjustments	(0.8)	0.2	(0.6)	0.5	(0.1)	0.4
Reclassification for derivative adjustments included in net income (loss)	(1.4)	0.4	(1.0)	(1.8)	0.4	(1.4)
Unrealized currency translation losses	(4.9)	—	(4.9)	(19.4)	—	(19.4)
Pension and postretirement benefit obligations:
Reclassification for pension and postretirement benefit obligations included in net income (loss)	(1.0)	0.3	(0.7)	(1.2)	0.4	(0.8)
Comprehensive income (loss)	$(663.4)	$(7.4)	$(670.8)	$324.1	$(60.8)	$263.3

	Twenty-Six Weeks Ended
	November 23, 2025			November 24, 2024
		Tax			Tax
	Pre-Tax	(Expense)	After- Tax	Pre-Tax	(Expense)	After- Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income (loss)	$(366.2)	$(132.9)	$(499.1)	$674.0	$77.4	$751.4
Other comprehensive income (loss):
Derivative adjustments:
Unrealized derivative adjustments	0.2	(0.1)	0.1	(2.0)	0.5	(1.5)
Reclassification for derivative adjustments included in net income (loss)	(2.8)	0.7	(2.1)	(3.7)	0.9	(2.8)
Currency translation adjustments:
Unrealized currency translation gains (losses)	(3.8)	—	(3.8)	(38.7)	—	(38.7)
Reclassification for currency translation losses in connection with the sale of Agro Tech Foods Limited (see Note 3)	—	—	—	79.8	—	79.8
Pension and postretirement benefit obligations:
Unrealized pension and postretirement benefit obligations	0.4	—	0.4	1.3	(0.2)	1.1
Reclassification for pension and postretirement benefit obligations included in net income (loss)	(1.9)	0.5	(1.4)	(2.3)	0.6	(1.7)
Comprehensive income (loss)	(374.1)	(131.8)	(505.9)	708.4	79.2	787.6
Comprehensive income attributable to noncontrolling interests (see Note 3)	—	—	—	38.1	—	38.1
Comprehensive income (loss) attributable to Conagra Brands, Inc.	$(374.1)	$(131.8)	$(505.9)	$670.3	$79.2	$749.5

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions except share data)

(unaudited)

	November 23, 2025	May 25, 2025
ASSETS
Current assets
Cash and cash equivalents	$46.6	$68.0
Receivables, less allowance for doubtful accounts of $4.3 and $3.6	835.5	770.0
Inventories	2,199.8	2,048.3
Prepaid expenses and other current assets	144.4	90.6
Current assets held for sale	—	94.1
Total current assets	3,226.3	3,071.0
Property, plant and equipment	6,656.9	6,574.1
Less accumulated depreciation	(3,855.2)	(3,738.2)
Property, plant and equipment, net	2,801.7	2,835.9
Goodwill	9,729.4	10,501.9
Brands, trademarks and other intangibles, net	2,202.3	2,421.1
Other assets	1,576.2	1,571.0
Noncurrent assets held for sale	4.4	533.0
	$19,540.3	$20,933.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$388.0	$804.7
Current installments of long-term debt	776.9	1,028.8
Accounts and other payables	1,526.9	1,590.1
Accrued payroll	128.5	146.0
Other accrued liabilities	799.4	744.7
Current liabilities held for sale	—	2.7
Total current liabilities	3,619.7	4,317.0
Senior long-term debt, excluding current installments	6,459.0	6,234.1
Deferred income taxes	784.0	810.3
Other noncurrent liabilities	586.8	639.6
Noncurrent liabilities held for sale	—	0.2
Total liabilities	11,449.5	12,001.2
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 584,219,229	2,921.2	2,921.2
Additional paid-in capital	2,300.5	2,347.2
Retained earnings	5,924.3	6,759.1
Accumulated other comprehensive income	9.5	16.3
Less treasury stock, at cost, 105,849,754 and 106,846,304 common shares	(3,064.7)	(3,111.1)
Total stockholders' equity	8,090.8	8,932.7
	$19,540.3	$20,933.9

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Twenty-Six Weeks Ended
	November 23, 2025	November 24, 2024
Cash flows from operating activities:
Net income (loss)	$(499.1)	$751.4
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	192.3	196.6
Asset impairment charges	975.0	87.6
Loss (gain) on divestitures	(42.2)	2.3
Equity method investment earnings in excess of distributions	(3.3)	(28.9)
Stock-settled share-based payments expense	33.1	29.8
Contributions to pension plans	(5.3)	(5.9)
Pension benefit	(7.9)	(1.5)
Other items	(16.3)	(0.2)
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Receivables	(137.5)	15.4
Inventories	(149.5)	(73.8)
Deferred income taxes and income taxes payable, net	27.0	(206.4)
Prepaid expenses and other current assets	(58.0)	(40.4)
Accounts and other payables	6.9	97.3
Accrued payroll	(14.9)	(66.2)
Other accrued liabilities	67.6	15.4
Litigation receivables, net of recoveries	75.5	5.7
Litigation accruals, net of payments	(112.2)	(24.0)
Net cash flows from operating activities	331.2	754.2
Cash flows from investing activities:
Additions to property, plant and equipment	(218.6)	(215.4)
Sale of property, plant and equipment	37.8	2.7
Purchase of businesses, net of cash acquired	—	(230.6)
Proceeds from divestitures, net of cash divested	648.9	76.8
Other items	(0.9)	0.5
Net cash flows from investing activities	467.2	(366.0)
Cash flows from financing activities:
Issuance of short-term borrowings, maturities greater than 90 days	62.1	70.6
Repayment of short-term borrowings, maturities greater than 90 days	(567.5)	(66.3)
Net issuance of other short-term borrowings, maturities less than or equal to 90 days	88.7	260.1
Issuance of long-term debt	1,000.0	—
Repayment of long-term debt	(1,022.3)	(270.2)
Debt issuance costs	(11.7)	—
Repurchase of Conagra Brands, Inc. common shares	(15.3)	(64.0)
Cash dividends paid	(334.8)	(335.1)
Exercise of stock options and issuance of other stock awards, including tax withholdings	(18.9)	(20.1)
Other items	(0.2)	(0.2)
Net cash flows from financing activities	(819.9)	(425.2)
Effect of exchange rate changes on cash and cash equivalents	0.1	(4.6)
Net change in cash and cash equivalents, including cash balances classified as assets held for sale	(21.4)	(41.6)
Less: Net change in cash balances classified as assets held for sale	—	(1.3)
Net change in cash and cash equivalents	(21.4)	(40.3)
Cash and cash equivalents at beginning of period	68.0	77.7
Cash and cash equivalents at end of period	$46.6	$37.4

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(columnar dollars in millions except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements of Conagra Brands, Inc. (the “Company”, “Conagra Brands”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. Certain costs previously classified as Selling, general and administrative (“SG&A”) expenses have been reclassified to Loss (gain) on divestitures and Other intangible asset impairment charges in our Condensed Consolidated Statements of Operations. All other adjustments are of a normal recurring nature. The results of operations for any quarter or a partial fiscal year period are not necessarily indicative of the results to be expected for other periods or the full fiscal year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended May 25, 2025. There were no significant changes to our accounting policies from those disclosed in Note 1, “Summary of Significant Accounting Policies”, to the Consolidated Financial Statements in that Form 10-K.

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815), to more closely align financial reporting with the economics of an entity’s risk management activities. The effective date for this standard is for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be applied prospectively with an option to adopt the amendments for hedging relationships existing as of the date of adoption. We are in the process of analyzing the impact of the ASU on our consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832), to provide guidance on how business entities should recognize, measure, and present government grants received. The effective date for this standard is for fiscal years beginning after December 15, 2028 and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU may be applied using a modified prospective, modified retrospective, or retrospective approach. We are in the process of analyzing the impact of the ASU on our consolidated financial statements and related disclosures.

2. ACQUISITIONS

In July 2024, we acquired the manufacturing operations of an existing contract manufacturer of our cooking spray products, for a cash purchase price of $51.2 million, including working capital adjustments. Approximately $46.3 million of the purchase price has been classified as goodwill, which is deductible for income tax purposes. The settlement of certain pre-existing contractual agreements between Conagra and the contract manufacturer as part of the transaction resulted in a net gain of $3.4 million within SG&A expenses in the first half of fiscal 2025.

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

For each of these acquisitions, the amounts allocated to goodwill were primarily attributable to anticipated synergies, future growth opportunities, and other intangibles that do not qualify for separate recognition such as an assembled workforce. The results of each of these acquisitions, subsequent to the acquisition closings, are primarily included in the Grocery & Snacks segment and through November 23, 2025, were not material to our Condensed Consolidated Statements of Operations.

Under the acquisition method of accounting, the assets acquired and liabilities assumed in these acquisitions were recorded at their respective estimated fair values at the date of acquisition. The purchase price allocations were finalized as of the fourth quarter of fiscal 2025.

3. DIVESTITURES AND ASSETS HELD FOR SALE

Chef Boyardee® Business

During the first quarter of fiscal 2026, we completed the sale of our Chef Boyardee® business for net proceeds of $607.0 million, including working capital adjustments. The business results were previously reported in our Grocery & Snacks, International, and Foodservice segments. We recognized a gain on the sale of $42.7 million within Loss (gain) on divestitures in the first half of fiscal 2026.

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

Frozen Fish Business

During the first quarter of fiscal 2026, we completed the sale of our frozen fish business, which includes our Van De Kamp’s® and Mrs. Paul’s® brands for net proceeds of $41.9 million, including working capital adjustments. The business results were previously reported primarily in our Refrigerated & Frozen segment. We recognized a loss on the sale of $0.5 million within Loss (gain) on divestitures in the first half of fiscal 2026.

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

Other Assets Held for Sale

During the second quarter of fiscal 2026, we sold a certain manufacturing facility and related warehouse in our Refrigerated & Frozen segment for net proceeds of approximately $26.5 million. We recognized a gain of $8.3 million on the sale within SG&A expenses in the second quarter of fiscal 2026 included in restructuring activities (see Note 4). These assets have been classified as assets held for sale within our Condensed Consolidated Balance Sheets for the period presented prior to the sale.

In addition, we actively market certain other assets from time to time. These assets have also been reclassified as assets held for sale within our Condensed Consolidated Balance Sheets for periods prior to the disposal of the individual asset groups.

The related noncurrent assets classified as held for sale reflected in our Condensed Consolidated Balance Sheets was $4.4 million and $25.6 million as of November 23, 2025 and May 25, 2025, respectively.

4. RESTRUCTURING ACTIVITIES

See our Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended May 25, 2025 for additional information on our restructuring activities.

Conagra Restructuring Plan

From fiscal 2019 through November 23, 2025, we have approved and expect to incur $357.3 million ($110.8 million of cash charges and $246.5 million of non-cash charges) and recognized cumulative charges of $324.1 million as part of a restructuring plan to improve SG&A expense effectiveness and efficiencies and to optimize our supply chain network (the “Conagra Restructuring Plan”). We recognized a benefit of $1.5 million and charges of $2.9 million in the second quarter and first half of fiscal 2026, respectively, in connection with the Conagra Restructuring Plan. In the second quarter and first half of fiscal 2025, we recognized charges of $79.5 million and $83.8 million, respectively, in connection with the Conagra Restructuring Plan. We anticipate that we will recognize costs related to the Conagra Restructuring Plan through the end of fiscal 2026.

During the first half of fiscal 2026, we recognized the following pre-tax expenses for the Conagra Restructuring Plan:

	Grocery &	Refrigerated
	Snacks	& Frozen	International	Corporate	Total
Accelerated depreciation	$0.4	$—	$—	$—	$0.4
Other cost of goods sold	0.7	0.1	—	—	0.8
Total cost of goods sold	1.1	0.1	—	—	1.2
Severance and related costs	(0.1)	—	0.3	6.8	7.0
Asset impairment (net of gains on disposal)	(0.6)	(7.3)	—	(0.4)	(8.3)
Contract/lease termination	—	—	—	0.2	0.2
Other SG&A	2.1	0.5	—	0.2	2.8
Total SG&A	1.4	(6.8)	0.3	6.8	1.7
Total	$2.5	$(6.7)	$0.3	$6.8	$2.9

Included in the above results are $10.8 million of charges that have resulted or will result in cash outflows and a $7.9 million non-cash net benefit.

Liabilities recorded for the Conagra Restructuring Plan and changes therein for the first half of fiscal 2026 were as follows:

		Costs
		Incurred and
	Balance as of	Charged to	Costs Paid or	Changes in	Balance as of
	May 25, 2025	Expense	Otherwise Settled	Estimates	November 23, 2025
Severance and related costs	$14.6	$7.6	$(6.4)	$(0.6)	$15.2
Contract/lease termination	—	0.2	(0.2)	—	—
Other costs	2.8	3.6	(4.9)	—	1.5
Total	$17.4	$11.4	$(11.5)	$(0.6)	$16.7

5. DEBT AND REVOLVING CREDIT FACILITY

Senior Notes

During the second quarter of fiscal 2026, we repaid the entire outstanding $1.00 billion aggregate principal amount of our 4.60% senior unsecured notes on their maturity date of November 1, 2025. The repayment was funded by using the net proceeds from the issuance of $500.0 million aggregate principal amount of 5.00% senior unsecured notes due August 1, 2030 and $500.0 million aggregate principal amount of 5.75% senior unsecured notes due August 1, 2035 (the “Notes”), along with the issuance of commercial paper and operating cash flows.

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

Revolving Credit Facility

During the first quarter of fiscal 2026, we terminated and replaced our prior revolving credit facility by entering into a Third Amended and Restated Revolving Credit Agreement (the “Amended Revolving Credit Agreement”) with a syndicate of financial institutions providing for a revolving credit facility in a maximum aggregate principal amount outstanding at any one time of $2.0 billion (subject to increase to a maximum aggregate principal amount of $2.5 billion with the consent of the lenders). The Amended Revolving Credit Agreement matures on June 27, 2030 and is unsecured. The Company may request the term of the Amended Revolving Credit Agreement be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. As of November 23, 2025, there were no outstanding borrowings under the Amended Revolving Credit Agreement.

Debt Covenants

Our most restrictive debt agreement (the Amended Revolving Credit Agreement) generally requires our ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest expense to be not less than 3.0 to 1.0 and our ratio of funded net debt to EBITDA not to exceed 4.5 to 1.0, with each ratio to be calculated on a rolling four-quarter basis. As of November 23, 2025, we were in compliance with these financial covenants.

Commercial Paper

As of November 23, 2025 and May 25, 2025, we had $348.0 million and $259.0 million, respectively, outstanding under our commercial paper program.

Interest Expense

Net interest expense consisted of:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 23, 2025	November 24, 2024	November 23, 2025	November 24, 2024
Long-term debt	$99.6	$93.2	$193.6	$186.3
Short-term debt	2.0	17.7	6.5	33.5
Interest income	(3.8)	(0.6)	(6.4)	(1.5)
Interest capitalized	(1.8)	(2.1)	(3.9)	(4.3)
	$96.0	$108.2	$189.8	$214.0

6. FINANCING ARRANGEMENTS

Supplier Financing Arrangements

In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. A number of factors may impact our future payment terms, including our relative creditworthiness, overall market liquidity, and changes in interest rates and other general economic conditions. Certain suppliers have access to third-party services that allow them to view our scheduled payments online and finance advances on our scheduled payments at the sole discretion of the supplier and the third-party. Our current payment terms with these suppliers, which we deem to be commercially reasonable, range up to 120 days. We have no direct financial relationship with the financial institutions utilized by the third parties, and we have pledged no assets in connection with our accounts payable programs. All amounts due to participating suppliers are paid to the third party on the original invoice due dates, regardless of whether a particular invoice was sold. Supplier participation in these agreements is voluntary. As of November 23, 2025 and May 25, 2025, $239.0 million and $292.2 million, respectively, of our total Accounts and other payables were subject to these arrangements. The associated payments are included in Net cash flows from operating activities within our Condensed Consolidated Statements of Cash Flows.

We have also concluded that certain obligations to our suppliers, including amounts due and scheduled payment terms, are impacted by these third-party service programs and these arrangements are classified as Notes payable within our Condensed Consolidated Balance Sheets. The proceeds and payments associated with short-term borrowings are reflected as financing activities within our Condensed Consolidated Statements of Cash Flows. As of November 23, 2025 and May 25, 2025, we had approximately $40.5 million and $45.9 million, respectively, of short-term borrowings related to these arrangements.

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the first half of fiscal 2026 was as follows:

	Grocery & Snacks	Refrigerated & Frozen [1]	International	Foodservice	Total
Balance as of May 25, 2025	$4,663.1	$4,916.6	$202.1	$720.1	$10,501.9
Currency translation	—	—	(1.2)	—	(1.2)
Impairment	—	(771.3)	—	—	(771.3)
Balance as of November 23, 2025	$4,663.1	$4,145.3	$200.9	$720.1	$9,729.4

1 The carrying amounts of goodwill within the Refrigerated & Frozen segment as of both November 23, 2025 and May 25, 2025 were net of accumulated impairment losses of $1.44 billion and $668.2 million, respectively. See Note 9, “Goodwill and Other Identifiable Intangible Assets”, to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended May 25, 2025 for further information.

Other identifiable intangible assets were as follows:

	November 23, 2025		May 25, 2025
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-amortizing intangible assets
Brands and trademarks	$1,603.6	$—	$1,800.5	$—
Amortizing intangible assets
Customer relationships and intellectual property	1,215.2	616.5	1,215.9	595.3
	$2,818.8	$616.5	$3,016.4	$595.3

Second Quarter 2026 Goodwill and Indefinite-Lived Intangible Asset Impairment Testing

During the second quarter of fiscal 2026, we identified triggering events requiring an interim goodwill impairment assessment of certain reporting units and certain other assets within those reporting units, including indefinite lived intangibles (brand names and trademarks), due to a sustained decline in market capitalization and stock price. As a result, during the second quarter we performed an interim quantitative impairment test over the Refrigerated & Frozen and Foodservice reporting units and the Birds Eye®, Earth Balance®, and Smart Balance® brand names.

The fair value of our reporting units is typically estimated using a discounted cash flow method and, in certain circumstances, we also use a guideline public company method. The fair value of our indefinite lived intangibles is determined using the “relief from royalty” methodology. Both the “relief from royalty” methodology and the discounted cash flow method require us to estimate the future cash flows as well as to select a risk-adjusted discount rate to measure the present value of the anticipated cash flows. The guideline public company method is based on our actual and estimated EBITDA and considers public companies that are comparable to our reporting units. When determining future cash flow estimates, we consider historical results, adjusted to reflect current and anticipated operating conditions. Under our discounted cash flow method, we estimate cash flows for a reporting unit over a discrete period (typically five years) and a terminal period (considering expected long-term growth rates and trends). Estimating the fair value of individual reporting units and our indefinite-lived intangible assets requires us to make assumptions and estimates in areas such as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. The use of different assumptions or estimates for selected EBITDA multiples, future cash flows, discount rates, royalty rates, or terminal growth rates could produce substantially different estimates of the fair value.

We completed a quantitative impairment test for the Refrigerated & Frozen and Foodservice reporting units with the assistance of a third-party valuation specialist using both a discounted cash flow method and a guideline public company method. As a result of our impairment tests, we recognized non-cash goodwill impairment charges of $771.3 million in the Refrigerated & Frozen reporting unit within Goodwill impairment charges. The goodwill impairment was primarily driven by a 150-basis point increase in the discount rate reflecting heightened macroeconomic uncertainty and weakened consumer sentiment, lower market multiples in our industry as of our testing date, and a downward revision to our projected sales and profit margins for this specific reporting unit. After this impairment, the goodwill carrying amount of our Refrigerated & Frozen reporting unit is approximately $4.1 billion.

In addition, we recognized impairment charges within Other intangible asset impairment charges of $180.0 million related to our Birds Eye® brand name and $17.0 million related to our spreads businesses (Earth Balance® and Smart Balance®), both of which were primarily included in our Refrigerated and Frozen segment. The other intangible asset impairments were primarily driven by the increase in the discount rate. In addition, Birds Eye® was negatively impacted by lower than expected profit margins which resulted in a reduction to our assumed royalty rate.

The Refrigerated & Frozen reporting unit was written down to fair value, resulting in zero excess fair value over carrying amount, and, as a result, will have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. All other reporting units had more than 20% excess fair value over carrying amount. We will continue to monitor the impact of any significant changes in consumer purchasing behaviors, input cost inflation, and other macroeconomic conditions that could change certain assumptions and result in future impairments.

2025 Goodwill and Indefinite-Lived Intangible Asset Impairment Testing

During the second quarter of fiscal 2025, we reorganized our reporting units in the Refrigerated & Frozen and Grocery & Snacks segments. This required us to reassign assets and liabilities between the reporting units, assess whether there were indicators of impairment for the impacted reporting units, and evaluate other assets in the reporting units for impairment, including indefinite-lived intangibles (brand names and trademarks). The fair value of our reporting units was estimated using a discounted cash flow method. The fair value of our indefinite-lived intangibles was determined using the “relief from royalty” methodology. As a result of our impairment tests, in the second quarter of fiscal 2025, we recognized impairment charges within Other intangible asset impairment charges of $18.9 million in our Grocery & Snacks and Refrigerated & Frozen segments for certain brands that continued to have lower than expected sales and profit margins. There were no impairments to goodwill.

Definite-Lived Intangible Assets

Amortizing intangible assets carry a remaining weighted average life of approximately 16 years. Amortization expense was $10.8 million and $21.6 million for the second quarter and first half of fiscal 2026, respectively, and $13.5 million and $26.9 million for the second quarter and first half of fiscal 2025, respectively. Based on amortizing assets recognized in our Condensed Consolidated Balance Sheet as of November 23, 2025, amortization expense is estimated to average $40.5 million for each of the next five years.

8. DERIVATIVE FINANCIAL INSTRUMENTS

See our Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended May 25, 2025, for additional information on our derivative activities.

Derivatives Designated as Cash Flow Hedges

During the first quarter of fiscal 2019, we entered into deal-contingent forward starting interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to help finance the acquisition of Pinnacle Foods, Inc. We settled these contracts during the second quarter of fiscal 2019 and deferred a $47.5 million gain in accumulated other comprehensive income that is being amortized as a reduction of interest expense over the lives of the related debt instruments. The unamortized amount at November 23, 2025 was $24.0 million.

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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 23, 2025	November 24, 2024	November 23, 2025	November 24, 2024
Gross derivative gains (losses) incurred	$(1.9)	$7.7	$(2.5)	$4.0
Less: Net derivative gains (losses) allocated to reporting segments	(0.5)	(3.2)	1.1	(5.6)
Net derivative gains (losses) recognized in general corporate expenses	$(1.4)	$10.9	$(3.6)	$9.6
Net derivative gains (losses) allocated to Grocery & Snacks	$1.5	$(2.6)	$2.9	$(4.1)
Net derivative gains (losses) allocated to Refrigerated & Frozen	(0.4)	(1.5)	0.4	(2.3)
Net derivative gains (losses) allocated to International	(1.7)	1.3	(2.4)	1.3
Net derivative gains (losses) allocated to Foodservice	0.1	(0.4)	0.2	(0.5)
Net derivative gains (losses) included in segment operating profit	$(0.5)	$(3.2)	$1.1	$(5.6)

The fair values of our derivative positions were not material as of  November 23, 2025 and were Level 1 or Level 2 assets or liabilities in the fair value hierarchy (see Note 16 for further information). We have not significantly changed our valuation techniques from prior periods.

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Condensed Consolidated Statements of Operations were as follows:

	Location in Condensed Consolidated Statements of Operations of Gains (Losses)	Gains (Losses) Recognized on Derivatives in Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended
Derivatives Not Designated as Hedging Instruments	Recognized on Derivatives	November 23, 2025	November 24, 2024
Commodity contracts	Cost of goods sold	$(2.8)	$2.5
Foreign exchange contracts	Cost of goods sold	0.9	5.2
Total gains (losses) from derivative instruments not designated as hedging instruments		$(1.9)	$7.7

	Location in Condensed Consolidated Statements of Operations of Gains (Losses)	Gains (Losses) Recognized on Derivatives in Condensed Consolidated Statements of Operations for the Twenty-Six Weeks Ended
Derivatives Not Designated as Hedging Instruments	Recognized on Derivatives	November 23, 2025	November 24, 2024
Commodity contracts	Cost of goods sold	$(2.2)	$(4.4)
Foreign exchange contracts	Cost of goods sold	(0.3)	8.4
Total gains (losses) from derivative instruments not designated as hedging instruments		$(2.5)	$4.0

As of November 23, 2025 and May 25, 2025 our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $114.4 million and $140.2 million, respectively, for purchase contracts. The notional amount of our foreign currency forward contracts as of November 23, 2025 and May 25, 2025 was $105.3 million and $93.5 million, respectively.

9. SHARE-BASED PAYMENTS

For the second quarter and first half of fiscal 2026, we recognized total stock-based compensation expense (including restricted stock units and performance shares) of $13.5 million and $33.1 million, respectively. For the second quarter and first half of fiscal 2025, we recognized total stock-based compensation expense of $9.2 million and $29.8 million, respectively. In the first half of fiscal 2026, we granted 3.5 million restricted stock units at a weighted average grant date price of $19.05 per share unit and 1.0 million performance shares at a weighted average grant date price of $18.97 per share.

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

The following table reconciles the income (loss) and average share amounts used to compute both basic and diluted earnings (loss) per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 23, 2025	November 24, 2024	November 23, 2025	November 24, 2024
Net income (loss) attributable to Conagra Brands, Inc. common stockholders:	$(663.6)	$284.5	$(499.1)	$751.3
Weighted average shares outstanding:
Basic weighted average shares outstanding	479.0	478.0	478.8	478.5
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	—	1.3	—	1.4
Diluted weighted average shares outstanding	479.0	479.3	478.8	479.9

For the second quarter and first half of fiscal 2026, all 0.5 million and 0.8 million, respectively, of dilutive stock options and restricted stock units outstanding were excluded from the computation of diluted weighted average shares, as we recognized a net loss. For the second quarter and first half of fiscal 2025, there were 1.1 million and 1.2 million, respectively, of stock options and restricted stock units outstanding that were excluded from the computation.

11. INVENTORIES

The major classes of inventories were as follows:

	November 23, 2025	May 25, 2025
Raw materials and packaging	$286.5	$300.8
Work in process	298.5	243.5
Finished goods	1,502.4	1,393.0
Supplies and other	112.4	111.0
Total	$2,199.8	$2,048.3

12. INCOME TAXES

In the second quarter of fiscal 2026 and 2025, we recognized income tax expense of $8.3 million and $61.5 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was (1.3)% and 17.8% for the second quarter of fiscal 2026 and 2025, respectively. In the first half of fiscal 2026 and 2025, we recognized income tax expense of $132.9 million and an income tax benefit of $77.4 million, respectively. The effective tax rate was (36.3)% and (11.5)% for the first half of fiscal 2026 and 2025, respectively.

The effective tax rate in the second quarter of fiscal 2026 reflected the impact of an impairment of goodwill that is largely non-deductible for tax purposes. During the second quarter of fiscal 2026, goodwill impairment charges totaling $771.3 million with an associated tax benefit of $19.3 million were recognized.

The effective tax rate in the first half of fiscal 2026 reflected the above-cited items and was also negatively impacted by non-deductible goodwill related to the divestiture of the Chef Boyardee ®, Mrs. Paul’s ®, and Van de Kamp’s ® businesses. This resulted in $62.8 million of tax expense being recognized on a pre-tax gain of $42.2 million.

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

13. CONTINGENCIES

Litigation Matters

We are party to a number of matters asserting product liability claims against the Company related to certain Pam® and other cooking spray products. We have denied liability, however, we cannot predict with certainty the results of these actions. To date, the Company has settled all but a few of these matters. Pursuant to these settlements, the Company has paid an aggregate of $96.7 million in fiscal 2026 through November 23, 2025 and $25 million in fiscal 2025 and has agreed to pay an additional $88.7 million in the remainder of fiscal 2026 and the first quarter of fiscal 2027. The Company has secured insurance recovery from certain applicable insurers, recognizing related insurance receivables of $6.3 million within Receivables as of November 23, 2025 and $81.8 million ($78.4 million within Receivables and $3.4 million within Other assets) as of May 25, 2025. The Company believes adequate provision has been made in its Condensed Consolidated Financial Statements for all probable and reasonably estimable losses for the litigation related to the cooking spray products based on information available to us at the time of our evaluation.

In 2019, we resolved a legacy litigation matter related to lead-based paint and/or pigment manufactured by an alleged predecessor to the Company during the first half of the 20th century for a total settlement of $101.7 million. The final $16.7 million payment under that settlement was made in the second quarter of fiscal 2026.

We are party to various other lawsuits including personal injury, product liability claims, putative class action lawsuits challenging various product claims made in the Company’s product labeling, public nuisance claims, and matters challenging the Company’s employment-related practices including wage and hour claims. While we cannot predict with certainty the results of the remaining claims or any other legal proceedings, based on information available at the time of this filing, we do not expect these matters to have a material adverse effect on our financial condition, results of operations, or business.

Our accrual for all litigation matters, including those matters described above, that are probable and estimable, was $92.3 million within Other accrued liabilities as of November 23, 2025 and $204.5 million ($160.2 million within Other accrued liabilities and $44.3 million within Other noncurrent liabilities) as of May 25, 2025.

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

We are a party to certain environmental proceedings relating to businesses divested by Beatrice prior to our acquisition in fiscal 1991, including litigation and administrative proceedings involving Beatrice’s possible status as a potentially responsible party at approximately 35 Superfund, proposed Superfund, or state-equivalent sites (the “Beatrice sites”). The Beatrice sites consist of locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, polychlorinated biphenyls, acids, lead, sulfur, tannery wastes, and/or other contaminants. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $35.2 million ($3.2 million within Other accrued liabilities and $32.0 million within Other noncurrent liabilities) as of November 23, 2025 and $36.0 million ($3.2 million within Other accrued liabilities and $32.8 million within Other noncurrent liabilities) as of May 25, 2025, a majority of which relates to the Superfund and state-equivalent sites referenced above.

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

Components of pension and postretirement plan costs (benefits) are:

	Pension Plans
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 23, 2025	November 24, 2024	November 23, 2025	November 24, 2024
Service cost	$1.3	$1.3	$2.7	$2.7
Interest cost	22.2	33.4	44.2	67.4
Expected return on plan assets	(27.8)	(35.8)	(55.6)	(72.4)
Amortization of prior service cost	0.4	0.4	0.8	0.8
Pension cost (benefit) — Company plans	(3.9)	(0.7)	(7.9)	(1.5)
Pension cost (benefit) — multi-employer plans	2.8	3.0	5.1	5.2
Total pension cost (benefit)	$(1.1)	$2.3	$(2.8)	$3.7

	Postretirement Plans
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 23, 2025	November 24, 2024	November 23, 2025	November 24, 2024
Service cost	$0.1	$0.1	$0.1	$0.1
Interest cost	0.5	0.6	1.1	1.2
Amortization of prior service cost (benefit)	(0.5)	(0.5)	(0.9)	(0.9)
Recognized net actuarial gain	(0.9)	(1.2)	(1.8)	(2.3)
Total postretirement cost (benefit)	$(0.8)	$(1.0)	$(1.5)	$(1.9)

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

During the second quarter and first half of fiscal 2026, we contributed $2.6 million and $5.3 million, respectively, to our pension plans and contributed $1.2 million and $2.7 million, respectively, to our postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $5.7 million to our pension plans during the remainder of fiscal 2026. We anticipate making further contributions of approximately $3.9 million to our postretirement plans during the remainder of fiscal 2026. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.

15. STOCKHOLDERS’ EQUITY

The following table presents a reconciliation of our stockholders’ equity accounts for the twenty-six weeks ended November 23, 2025:

	Conagra Brands, Inc. Stockholders' Equity
					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Total
	Shares	Stock	Capital	Earnings	Income	Stock	Equity
Balance at May 25, 2025	584.2	$2,921.2	$2,347.2	$6,759.1	$16.3	$(3,111.1)	$8,932.7
Stock option and incentive plans			(60.2)			61.1	0.9
Currency translation adjustments					1.1		1.1
Repurchase of common shares						(15.0)	(15.0)
Derivative adjustments					(0.4)		(0.4)
Pension and postretirement healthcare benefits					(0.3)		(0.3)
Dividends declared on common stock; $0.35 per share				(167.7)			(167.7)
Net income attributable to Conagra Brands, Inc.				164.5			164.5
Balance at August 24, 2025	584.2	$2,921.2	$2,287.0	$6,755.9	$16.7	$(3,065.0)	$8,915.8
Stock option and incentive plans			13.5	(0.6)		0.6	13.5
Currency translation adjustments					(4.9)		(4.9)
Repurchase of common shares						(0.3)	(0.3)
Derivative adjustments					(1.6)		(1.6)
Pension and postretirement healthcare benefits					(0.7)		(0.7)
Dividends declared on common stock; $0.35 per share				(167.4)			(167.4)
Net loss attributable to Conagra Brands, Inc.				(663.6)			(663.6)
Balance at November 23, 2025	584.2	$2,921.2	$2,300.5	$5,924.3	$9.5	$(3,064.7)	$8,090.8

The following table presents a reconciliation of our stockholders’ equity accounts for the twenty-six weeks ended November 24, 2024:

	Conagra Brands, Inc. Stockholders' Equity
					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Loss	Stock	Interests	Equity
Balance at May 26, 2024	584.2	$2,921.2	$2,363.2	$6,276.3	$(35.5)	$(3,084.8)	$70.9	$8,511.3
Stock option and incentive plans			(33.5)	(0.5)		34.8		0.8
Currency translation adjustments					22.5		38.0	60.5
Repurchase of common shares						(64.0)		(64.0)
Derivative adjustments					(3.3)			(3.3)
Activities of noncontrolling interests							(108.9)	(108.9)
Pension and postretirement healthcare benefits					0.2			0.2
Dividends declared on common stock; $0.35 per share				(167.8)				(167.8)
Net income attributable to Conagra Brands, Inc.				466.8				466.8
Balance at August 25, 2024	584.2	$2,921.2	$2,329.7	$6,574.8	$(16.1)	$(3,114.0)	$—	$8,695.6
Stock option and incentive plans			7.8	(0.3)		1.3		8.8
Currency translation adjustments					(19.4)			(19.4)
Derivative adjustments					(1.0)			(1.0)
Pension and postretirement healthcare benefits					(0.8)			(0.8)
Dividends declared on common stock; $0.35 per share				(167.0)				(167.0)
Net income attributable to Conagra Brands, Inc.				284.5				284.5
Balance at November 24, 2024	584.2	$2,921.2	$2,337.5	$6,692.0	$(37.3)	$(3,112.7)	$—	$8,800.7

The following table details the accumulated balances for each component of other comprehensive income, net of tax:

	November 23, 2025	May 25, 2025
Currency translation losses, net of reclassification adjustments	$(69.6)	$(65.8)
Derivative adjustments, net of reclassification adjustments	20.0	22.0
Pension and postretirement benefit obligations, net of reclassification adjustments	59.1	60.1
Accumulated other comprehensive income	$9.5	$16.3

The following tables summarize the reclassifications from accumulated other comprehensive income into income (loss):

			Affected Line Item in the Condensed Consolidated Statement of
	Thirteen Weeks Ended		Operations[1]
	November 23, 2025	November 24, 2024
Net derivative adjustments:
Cash flow hedges	$(0.6)	$(0.6)	Interest expense, net
Cash flow hedges	(0.8)	(1.2)	Equity method investment earnings
	(1.4)	(1.8)	Total before tax
	0.4	0.4	Income tax expense
	$(1.0)	$(1.4)	Net of tax
Pension and postretirement liabilities:
Net prior service cost (benefit)	$(0.1)	$—	Pension and postretirement non-service income
Net actuarial gain	(0.9)	(1.2)	Pension and postretirement non-service income
	(1.0)	(1.2)	Total before tax
	0.3	0.4	Income tax expense
	$(0.7)	$(0.8)	Net of tax

			Affected Line Item in the Condensed Consolidated Statement of
	Twenty-Six Weeks Ended		Operations[1]
	November 23, 2025	November 24, 2024
Net derivative adjustments:
Cash flow hedges	$(1.3)	$(1.3)	Interest expense, net
Cash flow hedges	(1.5)	(2.4)	Equity method investment earnings
	(2.8)	(3.7)	Total before tax
	0.7	0.9	Income tax expense
	$(2.1)	$(2.8)	Net of tax
Pension and postretirement liabilities:
Net prior service cost (benefit)	$(0.1)	$—	Pension and postretirement non-service income
Net actuarial gain	(1.8)	(2.3)	Pension and postretirement non-service income
	(1.9)	(2.3)	Total before tax
	0.5	0.6	Income tax expense
	$(1.4)	$(1.7)	Net of tax

Currency translation losses	$—	$41.8	Selling, general and administrative expenses [2]
	—	41.8	Total before tax
	—	—	Income tax expense
	$—	$41.8	Net of tax

1 Amounts in parentheses indicate income recognized in the Condensed Consolidated Statements of Operations.

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of November 23, 2025:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$3.6	$3.5	$—	$7.1
Deferred compensation assets	6.3	—	—	6.3
Available-for-sale debt securities	—	—	2.0	2.0
Total assets	$9.9	$3.5	$2.0	$15.4
Liabilities:
Derivative liabilities	$—	$1.7	$—	$1.7
Deferred compensation liabilities	79.7	—	—	79.7
Total liabilities	$79.7	$1.7	$—	$81.4

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

Impairment of Goodwill and Intangible Assets

In the second quarter of fiscal 2026, goodwill impairment charges totaling $771.3 million were recognized within our Refrigerated & Frozen segment. The fair value of the goodwill was measured using a guideline public company method and discounted cash flow valuation method (see Note 7).

In the second quarter of fiscal 2026 and fiscal 2025, we recognized charges for the impairment of indefinite-lived brands of $195.3 million and $18.2 million in our Refrigerated & Frozen segment and $1.7 million and $0.7 million in our Grocery & Snacks segment, respectively. The fair value of these brands was estimated using the “relief from royalty” method (see Note 7).

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

Long-Term Debt Fair Value

The carrying amount of long-term debt (including current installments) was $7.24 billion and $7.26 billion as of November 23, 2025 and May 25, 2025, respectively. Based on current market rates, the fair value of this debt (Level 2 liabilities) at November 23, 2025 and May 25, 2025 was estimated at $7.16 billion and $7.03 billion, respectively.

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

	Thirteen Weeks Ended November 23, 2025
	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Net sales	$1,209.1	$1,251.2	$230.4	$288.4	$2,979.1
Segment cost of goods sold[1]	863.5	1,011.3	170.1	236.3	2,281.2
Segment SG&A expenses[2]	114.4	112.4	28.2	20.8	275.8
Segment operating profit	$231.2	$127.5	$32.1	$31.3	$422.1
General corporate expenses[3]					58.4
Other intangible asset impairment charges					197.0
Goodwill impairment charges					771.3
Loss on divestitures					0.2
Other charges, net[4]					(7.2)
Operating loss					$(597.6)
Pension and postretirement non-service income					6.1
Interest expense, net					96.0
Equity method investment earnings					32.2
Loss before income taxes					$(655.3)

	Thirteen Weeks Ended November 24, 2024
	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Net sales	$1,321.0	$1,338.5	$243.4	$292.2	$3,195.1
Segment cost of goods sold[1]	906.6	1,034.8	175.3	236.4	2,353.1
Segment SG&A expenses[2]	118.7	105.6	28.7	20.0	273.0
Segment operating profit	$295.7	$198.1	$39.4	$35.8	$569.0
General corporate expenses[3]					69.9
Other intangible asset impairment charges					18.9
Other charges, net[4]					77.6
Operating profit					$402.6
Pension and postretirement non-service income					3.1
Interest expense, net					108.2
Equity method investment earnings					48.5
Income before income taxes					$346.0

	Twenty-Six Weeks Ended November 23, 2025
	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Net sales	$2,288.7	$2,327.4	$442.7	$552.9	$5,611.7
Segment cost of goods sold[1]	1,616.4	1,878.2	321.5	454.2	4,270.3
Segment SG&A expenses[2]	220.3	207.3	51.4	39.7	518.7
Segment operating profit	$452.0	$241.9	$69.8	$59.0	$822.7
General corporate expenses[3]					150.7
Other intangible asset impairment charges					197.0
Goodwill impairment charges					771.3
Gain on divestitures					(42.2)
Other charges, net[4]					(3.9)
Operating loss					$(250.2)
Pension and postretirement non-service income					12.2
Interest expense, net					189.8
Equity method investment earnings					61.6
Loss before income taxes					$(366.2)

	Twenty-Six Weeks Ended November 24, 2024
	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Net sales	$2,503.7	$2,424.9	$502.5	$558.9	$5,990.0
Segment cost of goods sold[1]	1,734.8	1,869.5	368.1	449.9	4,422.3
Segment SG&A expenses[2]	219.9	198.2	59.2	38.1	515.4
Segment operating profit	$549.0	$357.2	$75.2	$70.9	$1,052.3
General corporate expenses[3]					162.1
Other intangible asset impairment charges					18.9
Loss on divestitures					2.3
Other charges, net[4]					64.8
Operating profit					$804.2
Pension and postretirement non-service income					6.2
Interest expense, net					214.0
Equity method investment earnings					77.6
Income before income taxes					$674.0

1 Segment cost of goods sold does not include items recorded in the Cost of goods sold line on our Condensed Consolidated Statements of Operations that are presented in the Other charges, net line of this table.

2 Segment SG&A expenses are regularly provided to the CODM as a percent of net sales. Segment SG&A expenses do not include items recorded in the Selling, general and administrative expenses line of our Condensed Consolidated Statements of Operations that are presented in the Other charges, net line of this table.

3 General corporate expenses relate to certain costs that are shared across multiple segments but are not directly attributable, which include executive compensation, share-based payment expense, and costs associated with certain corporate functions.

4 Other charges include net charges related to our restructuring plans and fire related insurance recoveries.

The following table presents further disaggregation of our net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 23, 2025	November 24, 2024	November 23, 2025	November 24, 2024
Frozen	$1,055.2	$1,140.2	$1,953.7	$2,053.6
Staples
Other shelf-stable	625.2	751.0	1,193.7	1,441.3
Refrigerated	196.0	198.3	373.7	371.3
Snacks	583.9	570.0	1,095.0	1,062.4
International	230.4	243.4	442.7	502.5
Foodservice	288.4	292.2	552.9	558.9
Total net sales	$2,979.1	$3,195.1	$5,611.7	$5,990.0

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

Assets by Segment

The majority of our manufacturing assets are shared across multiple reporting segments. Output from these facilities used by each reporting segment can change over time. Also, working capital balances are not tracked by reporting segment. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets and capital expenditures by segment. Our CODM does not use assets by segment to evaluate performance or allocate resources. Depreciation and amortization are allocated to our reporting segments based on the output of each reporting segment per facility during each reporting period. Total depreciation expense for the second quarter and first half of fiscal 2026 was $86.2 million and $170.7 million, respectively. Total depreciation expense for the second quarter and first half of fiscal 2025 was $84.0 million and $169.7 million, respectively.

The following table presents depreciation and amortization by segment:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 23, 2025	November 24, 2024	November 23, 2025	November 24, 2024
Grocery & Snacks	$36.7	$38.2	$72.8	$76.7
Refrigerated & Frozen	41.1	41.1	81.8	83.1
International	3.6	3.4	7.1	7.5
Foodservice	11.7	11.3	22.9	22.2
Total Reporting Segments	93.1	94.0	184.6	189.5
Corporate	3.9	3.5	7.7	7.1
Total Company	$97.0	$97.5	$192.3	$196.6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this report includes forward-looking statements within the meaning of the federal securities laws. Examples of forward-looking statements include statements regarding our expected future financial performance or position, results of operations, business strategy, plans and objectives of management for future operations, legal matters, costs and cost savings, impairments, and dividends, as well as other statements that are not historical facts. You can identify forward-looking statements by their use of forward-looking words, such as “may”, “will”, “anticipate”, “expect”, “believe”, “estimate”, “intend”, “plan”, “should”, “seek”, or comparable terms.

Readers of this report should understand that these forward-looking statements are not guarantees of performance or results. Forward-looking statements provide our current expectations and beliefs concerning future events and are subject to risks, uncertainties, and factors relating to our business and operations, all of which are difficult to predict and could cause our actual results to differ materially from the expectations expressed in or implied by such forward-looking statements. These risks, uncertainties, and factors include: risks associated with general economic and industry conditions, including inflation, reduced consumer confidence and spending, increased tariffs and taxes, declining benefits or increased limitations under government food assistance programs for consumers, rising unemployment, recessions, increased energy costs, supply chain challenges, labor cost increases or shortages, currency rate fluctuations, actual or threatened hostilities or war, and or other geopolitical conflicts; risks related to the availability and prices of commodities and other supply chain resources, including raw materials, packaging, energy, and transportation, weather conditions, health pandemics or outbreaks of disease, or other geopolitical uncertainty; disruptions or inefficiencies in our supply chain and/or operations; risks related to the effectiveness of our hedging activities and ability to respond to volatility in commodities; risks related to the ultimate impact of, including reputational harm caused by, any product recalls and product liability or labeling litigation, including litigation related to lead-based paint and pigment and cooking spray; risks related to our ability to execute operating and value creation plans and achieve returns on our investments and targeted operating efficiencies from cost-saving initiatives, and to benefit from trade optimization programs; risks related to our ability to deleverage on currently anticipated timelines, and to continue to access capital on acceptable terms or at all; risks related to the Company’s competitive environment, cost structure, and related market conditions; risks related to our ability to respond to changing consumer preferences including health and wellness perceptions and the success of our innovation and marketing investments; risks associated with actions by our customers, including changes in distribution and purchasing terms; risks related to the seasonality of our business; risks associated with our contract manufacturing arrangements and other third-party service provider dependencies; risks associated with actions of governments and regulatory bodies that affect our businesses, including the ultimate impact of new or revised regulations or interpretations including to address climate change; risks related to the Company’s ability to execute on its strategies or achieve expectations related to environmental, social, and governance matters, including as a result of evolving legal, regulatory, and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon pricing or carbon taxes; risks related to a material failure in or breach of our or our vendors’ information technology systems and other cybersecurity incidents; risks related to our ability to identify, attract, hire, train, retain and develop qualified personnel; risk of increased pension, labor or people-related expenses; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges; risks relating to our ability to protect our intellectual property rights; risks relating to acquisition, divestiture, joint venture or investment activities; the amount and timing of future dividends, which remain subject to Board approval and depend on market and other conditions; the amount and timing of future stock repurchases; and other risks described in our reports filed from time to time with the U.S. Securities and Exchange Commission (the “SEC”). We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility to update these statements, except as required by law.

The discussion that follows should be read together with the unaudited Condensed Consolidated Financial Statements and related notes contained in this report and with the financial statements, related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended May 25, 2025 and subsequent filings with the SEC. Results for the second quarter of fiscal 2026 are not necessarily indicative of results that may be attained in the future.

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

Fiscal 2026 Second Quarter Results

In the second quarter of fiscal 2026, results reflected a decrease in net sales, with organic (excludes the impact of divestitures and foreign exchange) decreases in our Grocery & Snacks, Refrigerated & Frozen, and International segments, partially offset by an increase in our Foodservice segment, in each case compared to the second quarter of fiscal 2025. Overall gross profit decreased primarily due to the impacts of lower organic net sales, input cost inflation, and a reduction in profit from divested businesses, partially offset by productivity. Overall segment operating profit decreased in all four of our segments compared to the second quarter of fiscal 2025. Corporate expenses and selling, general and administrative (“SG&A”) expenses were lower compared to the prior year primarily due to items impacting comparability, discussed below. We recognized lower interest expense, lower equity method investment earnings, and lower income tax expense compared to the second quarter of fiscal 2025. Excluding items impacting comparability, our effective tax rate was higher than the second quarter of fiscal 2025.

Diluted loss per share in the second quarter of fiscal 2026 was $1.39 and diluted earnings per share in the second quarter of fiscal 2025 were $0.59. Diluted loss per share was affected by lower net income in the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025. See “Items Impacting Comparability” below as several items affected the comparability of year-over-year results.

Trends Impacting Our Business

Our industry continues to be impacted by weak consumer sentiment, commodity cost fluctuations, labor cost inflation, input cost inflation, supply chain pressures, exchange rate volatility, and other global macroeconomic challenges. In the second quarter of fiscal 2026, we saw an impact to our financial results due to increased costs resulting from changes to trade policies. In addition, we continued to experience an elevated amount of input cost inflation, which we were able to partially offset through our on-going productivity initiatives and targeted pricing actions.

We expect inflation and tariffs to negatively impact our costs of goods sold in fiscal 2026. While we continue to expect consumer trends to improve over time, we expect weak consumer sentiment to continue to drive value seeking behaviors and negatively impact our volumes during fiscal 2026. We will continue to evaluate the evolving macroeconomic environment and take action to mitigate negative impacts on our business, consolidated results of operations, and financial condition.

Items Impacting Comparability

Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and foreign currency exchange rate risks of anticipated transactions is discussed in further detail in Note 8, “Derivative Financial Instruments”, to the Condensed Consolidated Financial Statements contained in this report. We had $1.4 million of derivative losses and $10.9 million of derivative gains in the second quarter of fiscal 2026 and 2025, respectively, and $3.6 million of derivative losses and $9.6 million of derivative gains in the first half of fiscal 2026 and 2025, respectively, which were included in general corporate expenses and reflected as items impacting comparability.

Other items of note impacting comparability for the second quarter of fiscal 2026 included the following:

●	charges totaling $968.3 million ($902.9 million after-tax) related to the impairments of goodwill and certain brand intangible assets,
●	a benefit of $35.0 million ($26.5 million after-tax) related to legacy legal matters, and
●	charges of $6.7 million ($5.1 million after-tax) related to restructuring activities of the Ardent Mills joint venture.

Items of note impacting comparability for the second quarter of fiscal 2025 included the following:

●	charges totaling $79.5 million ($60.4 million after-tax) in connection with our restructuring plans,
●	charges of $18.9 million ($14.5 million after-tax) related to the impairments of certain brand intangible assets, and
●	an income tax benefit of $14.4 million primarily associated with the recognition of certain unrecognized tax benefits and release of valuation allowances on certain deferred tax assets based upon interactions with the taxing authorities.

Other items of note impacting comparability for the first half of fiscal 2026 included the following:

●	charges totaling $968.3 million ($902.9 million after-tax) related to the impairments of goodwill and certain brand intangible assets,

●	a net gain of $42.2 million ($20.6 million after-tax loss) associated with the divestiture of our Chef Boyardee® and frozen fish businesses,
●	a net benefit of $37.4 million ($28.3 million after-tax) related to legacy legal matters, and
●	charges of $6.7 million ($5.1 million after-tax) related to restructuring activities of the Ardent Mills joint venture.

Items of note impacting comparability for the first half of fiscal 2025 included the following:

●	an income tax benefit of $225.8 million primarily associated with the release of valuation allowances on certain deferred tax assets based upon interactions with the taxing authorities,
●	charges totaling $83.8 million ($63.6 million after-tax) in connection with our restructuring plans,
●	charges of $18.9 million ($14.5 million after-tax) related to the impairments of certain brand intangible assets,
●	a gain of $17.0 million ($12.8 million after-tax) associated with insurance proceeds from the previous fire that occurred at one of our manufacturing facilities, and
●	net charges totaling $3.4 million ($2.6 million after-tax) related to legacy legal matters.

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

Net Sales

	Net Sales
($ in millions)	Thirteen Weeks Ended			Twenty-Six Weeks Ended
Reporting Segment	November 23, 2025	November 24, 2024	% Inc (Dec)	November 23, 2025	November 24, 2024	% Inc (Dec)
Grocery & Snacks	$1,209.1	$1,321.0	(8.5)%	$2,288.7	$2,503.7	(8.6)%
Refrigerated & Frozen	1,251.2	1,338.5	(6.5)%	2,327.4	2,424.9	(4.0)%
International	230.4	243.4	(5.4)%	442.7	502.5	(11.9)%
Foodservice	288.4	292.2	(1.3)%	552.9	558.9	(1.1)%
Total	$2,979.1	$3,195.1	(6.8)%	$5,611.7	$5,990.0	(6.3)%

Net sales for the second quarter and first half of fiscal 2026 in our Grocery & Snacks segment included a decrease in organic volume of 2.3% and 1.9%, respectively, when compared to the second quarter and first half of fiscal 2025 driven by changes in retailer inventory and lower consumption trends that were seen throughout the industry. Organic price/mix increased by 0.8%  and 0.6% for the second quarter and first half of fiscal 2026, respectively, when compared to the second quarter and first half of fiscal 2025. The second quarter of fiscal 2025 included $93.1 million of net sales related to our Chef Boyardee® business, which was sold in the first quarter of fiscal 2026. The first half of fiscal 2026 and 2025 included $7.0 million and $203.2 million, respectively, of net sales related to our Chef Boyardee® business. The first half of fiscal 2026 included inorganic net sales of $10.6 million associated with the acquisitions of Sweetwood Smoke & Co. in August 2024 and a contract manufacturer in July 2024 through the respective one-year anniversary of each acquisition.

Net sales for the second quarter and first half of fiscal 2026 in our Refrigerated & Frozen segment reflected a decrease in organic volume of 3.0% and 1.5%, respectively, when compared to the second quarter and first half of fiscal 2025, driven by changes in retailer inventory and lower consumption trends. Organic price/mix decreased by 2.1% and 1.2% for the second quarter and first half of fiscal 2026, respectively, when compared to the second quarter and first half of fiscal 2025. The second quarter of fiscal 2025 included $19.7 million of net sales related to our frozen fish business, which was sold in the first quarter of fiscal 2026. The first half of fiscal 2026 and 2025 included $4.9 million and $37.1 million, respectively, related to our frozen fish business. Additionally, we estimate that net sales during the first half of fiscal 2025 were impacted by approximately $24 million due to temporary manufacturing disruptions in our Hebrew National® business during the key grilling season.

Net sales for the second quarter of fiscal 2026 in our International segment reflected a 6.4% decrease in organic volumes, a 3.5% increase in organic price/mix, and a 1.6% increase due to favorable foreign exchange rates, in each case compared to the second quarter of fiscal 2025. Net sales for the first half of fiscal 2026 in our International segment reflected a 5.8% decrease in organic volumes, a 2.6% increase in organic price/mix, and a 0.2% increase due to favorable foreign exchange rates, in each case compared to the first half of fiscal 2025. The decrease in volume was driven by lower consumption trends in response to inflation-justified pricing actions. The favorable foreign exchange rates were primarily due to the strength of the US dollar relative to the Mexican Peso in comparison to the second quarter and first half of fiscal 2025. The first half of fiscal 2025 included $23.6 million of net sales related to our ownership stake in Agro Tech Foods Limited (“ATFL”), which was sold in the first quarter of fiscal 2025. In addition, the second quarter of fiscal 2025 included $10.1 million of net sales related to our Chef Boyardee® business. The first half of fiscal 2026 and 2025 included $1.1 million and $23.7 million of net sales related to our Chef Boyardee® business.

Net sales for the second quarter and first half of fiscal 2026 in our Foodservice segment reflected an increase in organic price/mix of 4.2% and 4.0%, respectively, when compared to the second quarter and first half of fiscal 2025 primarily due to inflation justified pricing actions. Organic volume decreased by 4.0% and 3.8% compared to the second quarter and first half of fiscal 2025, respectively, reflecting ongoing soft trends in commercial traffic. The second quarter and first half of fiscal 2025 included $4.4 million and $8.0 million, respectively, of net sales related to our Chef Boyardee® and frozen fish businesses. Additionally, we estimate that net sales in our Foodservice segment during the first half of fiscal 2025 were impacted by approximately $3 million due to the temporary manufacturing disruptions in our Hebrew National® business.

SG&A Expenses (includes general corporate expenses)

SG&A expenses totaled $325.1 million for the second quarter of fiscal 2026, a decrease of $100.1 million, as compared to the second quarter of fiscal 2025. SG&A expenses for the second quarter of fiscal 2026 reflected the following:

Items impacting comparability of earnings

●	a benefit of $35.0 million related to legacy legal matter recoveries and
●	a net benefit of $2.0 million in connection with our restructuring plans.

Other changes in expenses compared to the second quarter of fiscal 2025

●	an increase in salary, wage, and fringe benefit expense of $5.8 million due primarily to employee insurance costs,
●	an increase in advertising and promotion expense of $5.0 million, and
●	an increase in share-based payment expense of $4.3 million.

SG&A expenses for the second quarter of fiscal 2025 included net charges of $73.3 million in connection with our restructuring plans.

SG&A expenses totaled $660.7 million for the first half of fiscal 2026, a decrease of $99.9 million, as compared to the first half of fiscal 2025. SG&A expenses for the first half of fiscal 2026 reflected the following:

Items impacting comparability of earnings

●	a net benefit of $37.4 million related to legacy legal matter recoveries and
●	net charges of $1.7 million in connection with our restructuring plans.

Other changes in expenses compared to the first half of fiscal 2025

●	an increase in salary, wage, and fringe benefit expense of $11.0 million due primarily to employee insurance costs,
●	an increase in short-term incentive expense of $7.5 million,
●	an increase in advertising and promotion expense of $7.5 million,
●	a decrease in consulting and professional fees of $7.1 million,
●	a gain of $5.4 million related to the sale of certain corporate parcels of land, and
●	a decrease in amortization expense of $5.4 million.

SG&A expenses for the first half of fiscal 2025 included the following items impacting comparability of earnings:

●	net charges of $75.5 million in connection with our restructuring plans,
●	charges of $3.4 million related to legacy legal matters, and
●	charges of $2.0 million associated with consulting fees for certain tax matters.

Segment Operating Profit

	Operating Profit
($ in millions)	Thirteen Weeks Ended			Twenty-Six Weeks Ended
Reporting Segment	November 23, 2025	November 24, 2024	% Inc (Dec)	November 23, 2025	November 24, 2024	% Inc (Dec)
Grocery & Snacks	$231.2	$295.7	(21.8)%	$452.0	$549.0	(17.7)%
Refrigerated & Frozen	127.5	198.1	(35.6)%	241.9	357.2	(32.3)%
International	32.1	39.4	(18.4)%	69.8	75.2	(7.1)%
Foodservice	31.3	35.8	(12.6)%	59.0	70.9	(16.8)%

Segment operating profit in our Grocery & Snacks segment for the second quarter and first half of fiscal 2026 reflected a decrease in gross profits of $68.8 million and $96.6 million, respectively, compared to the second quarter and first half of fiscal 2025. The decrease in gross profits was driven by the decrease in organic net sales discussed above, the impacts of input cost inflation, and a reduction in profit associated with the sale of our Chef Boyardee® business, partially offset by productivity. In addition, we recognized a benefit of $6.4 million and $9.7 million in the second quarter and first half of fiscal 2025, respectively, related to insurance proceeds for lost sales from our fiscal 2023 brand recall on Armour Star®.

Segment operating profit in our Refrigerated & Frozen segment for the second quarter and first half of fiscal 2026 reflected a decrease in gross profits of $63.8 million and $106.2 million, respectively, compared to the second quarter and first half of fiscal 2025. The decrease was driven by the decrease in organic net sales discussed above, the impacts of input cost inflation, unfavorable operating leverage, and a reduction in profit associated with the sale of our frozen fish business, partially offset by productivity. In addition, we estimate that gross profits during the first half of fiscal 2025 were negatively impacted by approximately $10 million, primarily due to lost profits, abnormal manufacturing variances, and certain inventory write-offs resulting from the temporary manufacturing disruptions in our Hebrew National® business. The decrease in operating profit for the second quarter and first half of fiscal 2026 included an increase in SG&A expenses, including an increase of $3.2 million and $5.8 million, respectively, in advertising and promotion expenses.

Segment operating profit in our International segment for the second quarter and first half of fiscal 2026 reflected a decrease in gross profits of $7.8 million and $13.2 million, respectively, when compared to the second quarter and first half of fiscal 2025. The decrease was driven by the decrease in organic net sales discussed above, the impacts of input cost inflation, and a reduction in profit associated with the sale of our ownership stake in ATFL, partially offset by productivity. The decrease in gross profits was partially offset by lower SG&A expenses and favorable foreign exchange rates in both the second quarter and first half of fiscal 2026.

Segment operating profit in our Foodservice segment for the second quarter and first half of fiscal 2026 reflected a decrease in gross profits of $3.7 million and $10.3 million, respectively, when compared to the second quarter and first half of fiscal 2025. The decrease in gross profit was driven by the impacts of input cost inflation, unfavorable operating leverage, and a reduction in profit from divested businesses, partially offset by higher organic net sales and productivity.

Pension and Postretirement Non-service Income

In the second quarter and first half of fiscal 2026, pension and postretirement non-service income was $6.1 million and $12.2 million, respectively, compared to $3.1 million and $6.2 million in the second quarter and first half of fiscal 2025, respectively. The second quarter and first half of fiscal 2026 reflected lower interest costs as a result of the partial transfer of our U.S. defined benefit pension plan obligation to a third-party insurance provider through the purchase of an annuity contract in the fourth quarter of fiscal 2025.

Interest Expense, Net

Net interest expense was $96.0 million and $108.2 million for the second quarter of fiscal 2026 and 2025, respectively. Net interest expense was $189.8 million and $214.0 million for the first half of fiscal 2026 and 2025, respectively. The decrease was driven by an overall reduction of our debt balances. See Note 5, “Debt and Revolving Credit Facility”, to the Condensed Consolidated Financial Statements contained in this report for further discussion.

Equity Method Investment Earnings

Equity method investment earnings were $32.2 million and $48.5 million for the second quarter of fiscal 2026 and 2025, respectively. Equity method investment earnings were $61.6 million and $77.6 million for the first half of fiscal 2026 and 2025, respectively. Ardent Mills earnings for the second quarter and first half of fiscal 2026 reflected lower commodity trading revenue. Results for both the second quarter and first half of fiscal 2026 included charges of $6.7 million related to Ardent Mills restructuring activities.

Income Taxes

In the second quarter of fiscal 2026 and 2025, we recognized income tax expense of $8.3 million and $61.5 million, respectively. In the first half of fiscal 2026 and 2025, we recognized income tax expense of $132.9 million and an income tax benefit of $77.4 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income (loss), inclusive of equity method investment earnings) was approximately  (1.3)% and 17.8% for the second quarter of fiscal 2026 and 2025, respectively. The effective tax rate was approximately (36.3)% and (11.5)% for the first half of fiscal 2026 and 2025, respectively. See Note 12, “Income Taxes”, to the Condensed Consolidated Financial Statements contained in this report for a discussion on the change in effective tax rates.

Earnings Per Share

Diluted loss per share in the second quarter and first half of fiscal 2026 was $1.39 and $1.04, respectively. Diluted earnings per share in the second quarter and first half of fiscal 2025 were $0.59 and $1.57, respectively. The decrease reflected lower net income. See “Items Impacting Comparability” above as several items affected the comparability of year-over-year results of operations.

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

Borrowing Facilities and Long-Term Debt

At November 23, 2025, we had a revolving credit facility (the “Revolving Credit Facility”) with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $2.0 billion (subject to increase to a maximum aggregate principal amount of $2.5 billion with the consent of the lenders). The Revolving Credit Facility terminated and replaced our prior revolving credit facility in the first quarter of fiscal 2026. The Revolving Credit Facility matures on June 27, 2030 and is unsecured. The Company may request the term of the Revolving Credit Facility be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. We have historically used a credit facility principally as a back-up for our commercial paper program. As of November 23, 2025, there were no outstanding borrowings under the Revolving Credit Facility.

As of November 23, 2025, we had $348.0 million outstanding under our commercial paper program. The highest level of borrowings outstanding during the first half of fiscal 2026 was $642.0 million. We had $259.0 million outstanding under our commercial paper program as of May 25, 2025.

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

During the second quarter of fiscal 2026, we repaid the entire $1.0 billion aggregate principal amount of 4.60% senior unsecured notes on the maturity date of November 1, 2025, using remaining proceeds from the Senior Notes, cash on hand, and the issuance of commercial paper.

For additional information on our debt transactions, refer to Note 5, “Debt and Revolving Credit Facility”, to the Condensed Consolidated Financial Statements contained in this report and Note 4, “Long-Term Debt”, and Note 5, “Credit Facilities and Borrowings”, to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended May 25, 2025. The weighted average coupon interest rate of long-term debt obligations outstanding as of November 23, 2025 was approximately 5.0%.

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

As of the end of the second quarter of fiscal 2026, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the Revolving Credit Facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult, or impossible.

Our most restrictive debt agreement (the Revolving Credit Facility) generally requires our ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest expense not be less than 3.0 to 1.0 and our ratio of funded net debt to EBITDA not to exceed 4.5 to 1.0. Each ratio is to be calculated on a rolling four-quarter basis. As of November 23, 2025, we were in compliance with these financial covenants.

Equity and Dividends

We repurchase shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board. Under our current share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. During the first quarter of fiscal 2026, we repurchased 0.8 million shares of our common stock under this authorization for an aggregate of $15.0 million. We did not repurchase any shares of common stock during the second quarter of fiscal 2026. The Company’s total remaining share repurchase authorization as of November 23, 2025 was $837.6 million.

On November 26, 2025, the Company paid a quarterly cash dividend on shares of its common stock of $0.35 per share to stockholders of record as of close of business on October 30, 2025. On December 18, 2025, we announced that our Board had authorized a quarterly dividend of $0.35 per share to be paid on February 26, 2026 to stockholders of record as of the close of business on January 27, 2026.

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

Cash Flows

During the first half of fiscal 2026, we used $21.4 million of cash, which was the net result of $331.2 million generated from operating activities, $467.2 million generated from investing activities, $819.9 million used in financing activities, and an increase of $0.1 million due to the effects of changes in foreign currency exchange rates.

Cash generated from operating activities totaled $331.2 million and $754.2 million in the first half of fiscal 2026 and 2025, respectively. The decrease in operating cash flows for the first half of fiscal 2026 compared to the first half of fiscal 2025 was primarily driven by lower operating profits, the accelerated receipt of our outstanding receivables initiated in the second quarter of fiscal 2025, higher inventory balances, and the timing of payments of accounts payable. The higher inventory balances were largely due to inflationary input costs in addition to rebuilding some inventory due to previous supply chain constraints.

Cash generated from investing activities totaled $467.2 million in the first half of fiscal 2026 compared to cash used in investing activities of $366.0 million in the first half of fiscal 2025. Investing activities in the first half of fiscal 2026 consisted primarily of proceeds totaling $648.9 million from the sale of our Chef Boyardee® and frozen fish businesses, which were partially offset by capital expenditures totaling $218.6 million. Investing activities in the first half of fiscal 2025 consisted primarily of capital expenditures totaling $215.4 million and the purchases of an existing contract manufacturer and Sweetwood Smoke & Co. for a total of $230.6 million, net of cash acquired, which were partially offset by net proceeds totaling $76.8 million from the sale of our ownership stake in ATFL.

Cash used in financing activities totaled $819.9 million and $425.2 million in the first half of fiscal 2026 and 2025, respectively. Financing activities in the first half of fiscal 2026 principally reflected repayments of long-term debt of $1.02 billion, the issuance of long-term debt totaling $1.0 billion, net short-term borrowing repayments of $416.7 million, cash dividends paid of $334.8 million, and common stock repurchases of $15.3 million. Financing activities in the first half of fiscal 2025 principally reflected repayments of long-term debt of $270.2 million, cash dividends paid of $335.1 million, and common stock repurchases of $64.0 million partially offset by net short-term borrowing issuances of $264.4 million.

Cash Held by International Subsidiaries

The Company had cash and cash equivalents of $46.6 million at November 23, 2025 and $68.0 million at May 25, 2025, of which $37.0 million at November 23, 2025 and $61.6 million at May 25, 2025 was held in foreign countries. A deferred tax liability is provided for certain undistributed foreign earnings that are not considered to be indefinitely reinvested or cannot be remitted in a tax-neutral transaction. Other undistributed foreign earnings are invested indefinitely and therefore we have not provided deferred taxes on those earnings.

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

Other than the changes noted below, there have been no material changes in our market risk during the twenty-six weeks ended November 23, 2025. For additional information, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 25, 2025.

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

The carrying amount of long-term debt (including current installments) was $7.24 billion as of November 23, 2025. Based on current market rates, the fair value of this debt at November 23, 2025 was estimated at $7.16 billion. As of November 23, 2025, a 1% increase in the interest rates would decrease the fair value of our fixed rate debt by approximately $349.3 million, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $390.5 million.

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

Effect of Hypothetical 10% Fluctuation

The potential gain or loss on the fair value of our outstanding commodity and foreign exchange contracts, assuming a hypothetical 10% fluctuation in commodity prices and foreign currency exchange rates, would have been (in millions):

	Fair Value Impact
In Millions	November 23, 2025	November 24, 2024
Energy commodities	$2.3	$2.1
Agriculture commodities	7.4	7.8
Foreign exchange	10.4	8.3

It should be noted that any change in the fair value of our derivative contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items. In relation to foreign currency contracts, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of November 23, 2025. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated any change in the Company’s internal control over financial reporting that occurred during the quarter ended November 23, 2025 and determined that there was no change in our internal control over financial reporting for the quarter ended November 23, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For additional information on legal proceedings, please refer to Note 16, “Contingencies”, to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended May 25, 2025 and Note 13, “Contingencies”, to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

A discussion of our risk factors can be found in Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended May 25, 2025 and in our other filings with the SEC. During the second quarter of fiscal 2026, there were no material changes to our previously disclosed risk factors.

ITEM 5. OTHER INFORMATION

Trading Arrangements

None of the Company's directors or “officers” (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended November 23, 2025.

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

101

The following materials from Conagra Brands' Quarterly Report on Form 10-Q for the quarter ended November 23, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Unaudited Condensed Consolidated Financial Statements, and (vi) document and entity information.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONAGRA BRANDS, INC.

By:	/s/ DAVID S. MARBERGER
David S. Marberger
Executive Vice President and Chief Financial Officer

By:	/s/ MELISSA C. NAPIER
Melissa C. Napier
Senior Vice President and Corporate Controller

Dated this 19th day of December, 2025.