Form 10-Q
period 2026-02-22
CONAGRA BRANDS INC.
filed 2026-04-01
CIK 23217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 22, 2026

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

Number of shares outstanding of issuer’s common stock as of February 22, 2026 was 478,437,156.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in millions except per share amounts)

(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 22, 2026	February 23, 2025	February 22, 2026	February 23, 2025
Net sales	$2,787.8	$2,841.0	$8,399.5	$8,831.0
Cost of goods sold	2,130.1	2,130.7	6,405.2	6,534.7
Gross profit	$657.7	$710.3	$1,994.3	$2,296.3
Selling, general and administrative expenses	377.6	443.7	1,038.3	1,204.3
Goodwill impairment charges	—	—	771.3	—
Other intangible asset impairment charges	—	—	197.0	18.9
Loss (gain) on divestitures	—	27.2	(42.2)	29.5
Operating profit	$280.1	$239.4	$29.9	$1,043.6
Pension and postretirement non-service income	6.1	3.1	18.3	9.3
Interest expense, net	93.1	100.9	282.9	314.9
Equity method investment earnings	36.5	47.4	98.1	125.0
Income (loss) before income taxes	229.6	189.0	(136.6)	863.0
Income tax expense (benefit)	29.8	43.9	162.7	(33.5)
Net income (loss)	$199.8	$145.1	$(299.3)	$896.5
Less: Net income attributable to noncontrolling interests	—	—	—	0.1
Net income (loss) attributable to Conagra Brands, Inc.	$199.8	$145.1	$(299.3)	$896.4
Earnings (loss) per share — basic
Net income (loss) attributable to Conagra Brands, Inc. common stockholders	$0.42	$0.30	$(0.63)	$1.87
Earnings (loss) per share — diluted
Net income (loss) attributable to Conagra Brands, Inc. common stockholders	$0.42	$0.30	$(0.63)	$1.87

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in millions)

(unaudited)

	Thirteen Weeks Ended
	February 22, 2026			February 23, 2025
		Tax			Tax
	Pre-Tax	(Expense)	After- Tax	Pre-Tax	(Expense)	After- Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$229.6	$(29.8)	$199.8	$189.0	$(43.9)	$145.1
Other comprehensive income:
Derivative adjustments:
Unrealized derivative adjustments	0.5	(0.1)	0.4	1.2	(0.3)	0.9
Reclassification for derivative adjustments included in net income	(1.0)	0.2	(0.8)	(1.6)	0.4	(1.2)
Unrealized currency translation gains (losses)	25.7	—	25.7	(4.4)	—	(4.4)
Pension and postretirement benefit obligations:
Reclassification for pension and postretirement benefit obligations included in net income	(0.9)	0.2	(0.7)	(1.2)	0.3	(0.9)
Comprehensive income	$253.9	$(29.5)	$224.4	$183.0	$(43.5)	$139.5

	Thirty-Nine Weeks Ended
	February 22, 2026			February 23, 2025
		Tax			Tax
	Pre-Tax	(Expense)	After- Tax	Pre-Tax	(Expense)	After- Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income (loss)	$(136.6)	$(162.7)	$(299.3)	$863.0	$33.5	$896.5
Other comprehensive income (loss):
Derivative adjustments:
Unrealized derivative adjustments	0.7	(0.2)	0.5	(0.8)	0.2	(0.6)
Reclassification for derivative adjustments included in net income (loss)	(3.8)	0.9	(2.9)	(5.3)	1.3	(4.0)
Currency translation adjustments:
Unrealized currency translation gains (losses)	21.9	—	21.9	(43.1)	—	(43.1)
Reclassification for currency translation losses in connection with the sale of Agro Tech Foods Limited (see Note 3)	—	—	—	79.8	—	79.8
Pension and postretirement benefit obligations:
Unrealized pension and postretirement benefit obligations	0.4	—	0.4	1.3	(0.2)	1.1
Reclassification for pension and postretirement benefit obligations included in net income (loss)	(2.8)	0.7	(2.1)	(3.5)	0.9	(2.6)
Comprehensive income (loss)	(120.2)	(161.3)	(281.5)	891.4	35.7	927.1
Comprehensive income attributable to noncontrolling interests (see Note 3)	—	—	—	38.1	—	38.1
Comprehensive income (loss) attributable to Conagra Brands, Inc.	$(120.2)	$(161.3)	$(281.5)	$853.3	$35.7	$889.0

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions except share data)

(unaudited)

	February 22, 2026	May 25, 2025
ASSETS
Current assets
Cash and cash equivalents	$55.1	$68.0
Receivables, less allowance for doubtful accounts of $4.6 and $3.6	757.0	770.0
Inventories	1,943.6	2,048.3
Prepaid expenses and other current assets	135.1	90.6
Current assets held for sale	—	94.1
Total current assets	2,890.8	3,071.0
Property, plant and equipment	6,713.6	6,558.1
Less accumulated depreciation	(3,913.0)	(3,731.5)
Property, plant and equipment, net	2,800.6	2,826.6
Goodwill	9,730.7	10,501.9
Brands, trademarks and other intangibles, net	2,191.8	2,421.1
Other assets	1,585.4	1,571.0
Noncurrent assets held for sale	13.0	542.3
	$19,212.3	$20,933.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$98.2	$804.7
Current installments of long-term debt	777.1	1,028.8
Accounts and other payables	1,416.8	1,590.1
Accrued payroll	166.1	146.0
Other accrued liabilities	749.9	744.7
Current liabilities held for sale	—	2.7
Total current liabilities	3,208.1	4,317.0
Senior long-term debt, excluding current installments	6,457.1	6,234.1
Deferred income taxes	788.2	810.3
Other noncurrent liabilities	594.8	639.6
Noncurrent liabilities held for sale	—	0.2
Total liabilities	11,048.2	12,001.2
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 584,219,229	2,921.2	2,921.2
Additional paid-in capital	2,315.7	2,347.2
Retained earnings	5,955.6	6,759.1
Accumulated other comprehensive income	34.1	16.3
Less treasury stock, at cost, 105,782,073 and 106,846,304 common shares	(3,062.5)	(3,111.1)
Total stockholders' equity	8,164.1	8,932.7
	$19,212.3	$20,933.9

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Thirty-Nine Weeks Ended
	February 22, 2026	February 23, 2025
Cash flows from operating activities:
Net income (loss)	$(299.3)	$896.5
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	293.7	294.9
Asset impairment charges	976.5	94.1
Loss (gain) on divestitures	(42.2)	29.5
Equity method investment earnings less than (in excess of) distributions	0.7	(35.5)
Stock-settled share-based payments expense	49.7	36.1
Contributions to pension plans	(8.1)	(9.1)
Pension benefit	(11.9)	(2.3)
Other items	(9.5)	(7.8)
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Receivables	(63.7)	150.1
Inventories	106.7	71.0
Deferred income taxes and income taxes payable, net	30.9	(199.1)
Prepaid expenses and other current assets	(42.1)	(18.4)
Accounts and other payables	(102.9)	(48.2)
Accrued payroll	22.8	(47.4)
Other accrued liabilities	70.8	71.3
Litigation receivables, net of recoveries	80.2	(57.0)
Litigation accruals, net of payments	(156.7)	127.5
Net cash flows from operating activities	895.6	1,346.2
Cash flows from investing activities:
Additions to property, plant and equipment	(314.2)	(304.2)
Sale of property, plant and equipment	38.2	3.3
Purchase of businesses, net of cash acquired	—	(230.6)
Proceeds from divestitures, net of cash divested	648.9	76.8
Other items	(1.8)	(2.5)
Net cash flows from investing activities	371.1	(457.2)
Cash flows from financing activities:
Issuance of short-term borrowings, maturities greater than 90 days	88.2	103.3
Repayment of short-term borrowings, maturities greater than 90 days	(598.9)	(103.3)
Net repayment of other short-term borrowings, maturities less than or equal to 90 days	(195.8)	(52.6)
Issuance of long-term debt	1,000.0	—
Repayment of long-term debt	(1,026.3)	(274.8)
Debt issuance costs	(11.7)	—
Repurchase of Conagra Brands, Inc. common shares	(15.3)	(64.0)
Cash dividends paid	(502.2)	(502.2)
Exercise of stock options and issuance of other stock awards, including tax withholdings	(19.3)	(20.5)
Other items	(0.2)	(0.2)
Net cash flows from financing activities	(1,281.5)	(914.3)
Effect of exchange rate changes on cash and cash equivalents	1.9	(4.3)
Net change in cash and cash equivalents, including cash balances classified as assets held for sale	(12.9)	(29.6)
Less: Net change in cash balances classified as assets held for sale	—	(1.3)
Net change in cash and cash equivalents	(12.9)	(28.3)
Cash and cash equivalents at beginning of period	68.0	77.7
Cash and cash equivalents at end of period	$55.1	$49.4

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

Recently Issued Accounting Pronouncements and Disclosure Rules

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, to provide more detailed income tax disclosure requirements. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as information on income taxes paid. The disclosure requirements will be applied on a prospective basis, with the option to apply it retrospectively. The effective date for the standard is for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are in the process of analyzing the impact of the ASU on our related disclosures. We will adopt this guidance on a retrospective basis in the fourth quarter of fiscal 2026, when it becomes effective.

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

2. ACQUISITIONS

In July 2024, we acquired the manufacturing operations of an existing contract manufacturer of our cooking spray products, for a cash purchase price of $51.2 million, including working capital adjustments. Approximately $46.3 million of the purchase price has been classified as goodwill, which is deductible for income tax purposes. The settlement of certain pre-existing contractual agreements between Conagra and the contract manufacturer as part of the transaction resulted in a net gain of $3.4 million within selling, general and administrative expenses (“SG&A”) in fiscal 2025.

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

For each of these acquisitions, the amounts allocated to goodwill were primarily attributable to anticipated synergies, future growth opportunities, and other intangibles that do not qualify for separate recognition such as an assembled workforce. The results of each of these acquisitions, subsequent to the acquisition closings, are primarily included in the Grocery & Snacks segment and through February 22, 2026, were not material to our Condensed Consolidated Statements of Operations.

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

Frozen Fish Business

During the first quarter of fiscal 2026, we completed the sale of our frozen fish business, which includes our Van De Kamp’s® and Mrs. Paul’s® brands for net proceeds of $41.9 million, including working capital adjustments. The business results were previously reported primarily in our Refrigerated & Frozen segment. We recognized a loss on the sale of $0.5 million within Loss (gain) on divestitures in the first half of fiscal 2026. In connection with the sale of this business, we recognized an impairment charge of $27.2 million in our Refrigerated & Frozen segment within Loss (gain) on divestitures in the third quarter of fiscal 2025.

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

Agro Tech Foods Limited Divestiture

During the first quarter of fiscal 2025, we completed the sale of our 51.8% ownership stake in Agro Tech Foods Limited (“ATFL”) for net proceeds of $76.8 million. Prior to the transaction, our majority ownership of ATFL was consolidated within our International segment. We recognized a loss of $2.3 million on the sale within Loss (gain) on divestitures in the first quarter of fiscal 2025. In connection with this divestiture, we also released $41.8 million and $38.0 million of currency translation losses from accumulated other comprehensive loss and noncontrolling interests, respectively. As a result of the timing of certain tax elections, we recognized income tax expense of $11.1 million in the third quarter of fiscal 2026 associated with this divestiture.

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

The related noncurrent assets classified as held for sale reflected in our Condensed Consolidated Balance Sheets was $13.0 million and $34.9 million as of February 22, 2026 and May 25, 2025, respectively.

4. RESTRUCTURING ACTIVITIES

See our Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended May 25, 2025 for additional information on our restructuring activities.

Conagra Restructuring Plan

From fiscal 2019 through February 22, 2026, we have approved and expect to incur $357.6 million ($113.4 million of cash charges and $244.2 million of non-cash charges) and recognized cumulative charges of $331.9 million as part of a restructuring plan to improve SG&A expense effectiveness and efficiencies and to optimize our supply chain network (the “Conagra Restructuring Plan”). In the third quarter and first three quarters of fiscal 2026, we recognized charges of $7.8 million and $10.7 million, respectively, in connection with the Conagra Restructuring Plan. In the third quarter and first three quarters of fiscal 2025, we recognized charges of $6.9 million and $90.7 million, respectively, in connection with the Conagra Restructuring Plan. We anticipate that we will recognize substantially all of the costs and liabilities related to the Conagra Restructuring Plan by the end of fiscal 2026.

During the first three quarters of fiscal 2026, we recognized the following pre-tax expenses for the Conagra Restructuring Plan:

	Grocery &	Refrigerated
	Snacks	& Frozen	International	Corporate	Total
Accelerated depreciation	$0.4	$—	$—	$—	$0.4
Other cost of goods sold	1.7	0.1	—	—	1.8
Total cost of goods sold	2.1	0.1	—	—	2.2
Severance and related costs	(0.1)	—	0.3	8.0	8.2
Asset impairment (net of gains on disposal)	(0.7)	(7.3)	—	(0.4)	(8.4)
Contract/lease termination	0.5	—	—	0.2	0.7
Consulting/professional fees	—	—	—	2.9	2.9
Other SG&A	4.4	0.5	—	0.2	5.1
Total SG&A	4.1	(6.8)	0.3	10.9	8.5
Total	$6.2	$(6.7)	$0.3	$10.9	$10.7

Included in the above results are $18.7 million of charges that have resulted or will result in cash outflows and an $8.0 million non-cash net benefit.

Optimization Initiatives

We regularly evaluate our operations for ways to increase efficiencies and optimize our investments.  Initiatives designed to achieve our efficiency goals may take a year or more to complete and result in various restructuring charges as a result of accelerated depreciation, asset write-offs, and exit costs including severance, lease and other contract termination charges, and disposal costs.

During the third quarter of fiscal 2026, we approved initiatives designed to optimize and enhance our supply chain network related to our frozen fried chicken products.  We expect these initiatives will result in approximately $34 million of restructuring charges within the Refrigerated & Frozen segment, of which approximately $12 million will be cash. These charges are expected to consist of approximately $22 million of accelerated depreciation and asset write-offs and $12 million of other costs within SG&A. We recognized charges of $5.1 million in the third quarter of fiscal 2026, which is also the cumulative amount incurred to date. We expect these initiatives to be completed by the end of fiscal 2028.

Liabilities recorded for the above restructuring activities and changes therein for the first three quarters of fiscal 2026 were as follows:

		Costs
		Incurred and
	Balance as of	Charged to	Costs Paid or	Changes in	Balance as of
	May 25, 2025	Expense	Otherwise Settled	Estimates	February 22, 2026
Severance and related costs	$14.6	$11.2	$(9.6)	$(1.4)	$14.8
Contract/lease termination	—	0.7	(0.2)	—	0.5
Consulting/professional fees	—	2.9	(0.6)	—	2.3
Other costs	2.8	7.3	(8.1)	—	2.0
Total	$17.4	$22.1	$(18.5)	$(1.4)	$19.6

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

Revolving Credit Facility

During the first quarter of fiscal 2026, we terminated and replaced our prior revolving credit facility by entering into a Third Amended and Restated Revolving Credit Agreement (the “Amended Revolving Credit Agreement”) with a syndicate of financial institutions providing for a revolving credit facility in a maximum aggregate principal amount outstanding at any one time of $2.0 billion (subject to increase to a maximum aggregate principal amount of $2.5 billion with the consent of the lenders). The Amended Revolving Credit Agreement matures on June 27, 2030 and is unsecured. The Company may request the term of the Amended Revolving Credit Agreement be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. As of February 22, 2026, there were no outstanding borrowings under the Amended Revolving Credit Agreement.

Debt Covenants

Our most restrictive debt agreement (the Amended Revolving Credit Agreement) generally requires our ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest expense to be not less than 3.0 to 1.0 and our ratio of funded net debt to EBITDA not to exceed 4.5 to 1.0, with each ratio to be calculated on a rolling four-quarter basis. As of February 22, 2026, we were in compliance with these financial covenants.

Commercial Paper

As of February 22, 2026 and May 25, 2025, we had $63.0 million and $259.0 million, respectively, outstanding under our commercial paper program.

Interest Expense

Net interest expense consisted of:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 22, 2026	February 23, 2025	February 22, 2026	February 23, 2025
Long-term debt	$90.9	$88.9	$284.5	$275.2
Short-term debt	4.5	14.5	11.0	48.0
Interest income	(0.5)	(0.4)	(6.9)	(1.9)
Interest capitalized	(1.8)	(2.1)	(5.7)	(6.4)
	$93.1	$100.9	$282.9	$314.9

6. FINANCING ARRANGEMENTS

Supplier Financing Arrangements

In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. A number of factors may impact our future payment terms, including our relative creditworthiness, overall market liquidity, and changes in interest rates and other general economic conditions. Certain suppliers have access to third-party services that allow them to view our scheduled payments online and finance advances on our scheduled payments at the sole discretion of the supplier and the third-party. Our current payment terms with these suppliers, which we deem to be commercially reasonable, range up to 120 days. We have no direct financial relationship with the financial institutions utilized by the third parties, and we have pledged no assets in connection with our accounts payable programs. All amounts due to participating suppliers are paid to the third party on the original invoice due dates, regardless of whether a particular invoice was sold. Supplier participation in these agreements is voluntary. As of February 22, 2026 and May 25, 2025, $223.3 million and $292.2 million, respectively, of our total Accounts and other payables were subject to these arrangements. The associated payments are included in Net cash flows from operating activities within our Condensed Consolidated Statements of Cash Flows.

We have also concluded that certain obligations to our suppliers, including amounts due and scheduled payment terms, are impacted by these third-party service programs and these arrangements are classified as Notes payable within our Condensed Consolidated Balance Sheets. The proceeds and payments associated with short-term borrowings are reflected as financing activities within our Condensed Consolidated Statements of Cash Flows. As of February 22, 2026 and May 25, 2025, we had approximately $35.2 million and $45.9 million, respectively, of short-term borrowings related to these arrangements.

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the first three quarters of fiscal 2026 was as follows:

	Grocery & Snacks	Refrigerated & Frozen [1]	International	Foodservice	Total
Balance as of May 25, 2025	$4,663.1	$4,916.6	$202.1	$720.1	$10,501.9
Currency translation	—	—	0.1	—	0.1
Impairment	—	(771.3)	—	—	(771.3)
Balance as of February 22, 2026	$4,663.1	$4,145.3	$202.2	$720.1	$9,730.7

1 The carrying amounts of goodwill within the Refrigerated & Frozen segment as of both February 22, 2026 and May 25, 2025 were net of accumulated impairment losses of $1.44 billion and $668.2 million, respectively. See Note 9, “Goodwill and Other Identifiable Intangible Assets”, to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended May 25, 2025 for further information.

Other identifiable intangible assets were as follows:

	February 22, 2026		May 25, 2025
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-amortizing intangible assets
Brands and trademarks	$1,603.6	$—	$1,800.5	$—
Amortizing intangible assets
Customer relationships and intellectual property	1,215.9	627.7	1,215.9	595.3
	$2,819.5	$627.7	$3,016.4	$595.3

Second Quarter 2026 Goodwill and Indefinite-Lived Intangible Asset Impairment Testing

During the second quarter of fiscal 2026, we identified triggering events requiring an interim goodwill impairment assessment of certain reporting units and certain other assets within those reporting units, including indefinite lived intangibles (brand names and trademarks), due to a sustained decline in market capitalization and stock price. As a result, during the second quarter we performed an interim quantitative impairment test over the Refrigerated & Frozen and Foodservice reporting units and the Birds Eye®, Earth Balance®, and Smart Balance® brand names. No triggering events requiring further impairment assessments of goodwill or indefinite-lived intangibles were identified during the third quarter of fiscal 2026.

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

Definite-Lived Intangible Assets

Amortizing intangible assets carry a remaining weighted average life of approximately 16 years. Amortization expense was $10.7 million and $32.3 million for the third quarter and first three quarters of fiscal 2026, respectively, and $13.5 million and $40.4 million for the third quarter and first three quarters of fiscal 2025, respectively. Based on amortizing assets recognized in our Condensed Consolidated Balance Sheet as of February 22, 2026, amortization expense is estimated to average $40.3 million for each of the next five years.

8. DERIVATIVE FINANCIAL INSTRUMENTS

See our Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended May 25, 2025, for additional information on our derivative activities.

Derivatives Designated as Cash Flow Hedges

During the first quarter of fiscal 2019, we entered into deal-contingent forward starting interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to help finance the acquisition of Pinnacle Foods, Inc. We settled these contracts during the second quarter of fiscal 2019 and deferred a $47.5 million gain in accumulated other comprehensive income that is being amortized as a reduction of interest expense over the lives of the related debt instruments. The unamortized amount at February 22, 2026 was $23.5 million.

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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 22, 2026	February 23, 2025	February 22, 2026	February 23, 2025
Gross derivative gains (losses) incurred	$1.1	$8.0	$(1.4)	$12.0
Less: Net derivative gains (losses) allocated to reporting segments	(1.6)	0.3	(0.5)	(5.3)
Net derivative gains (losses) recognized in general corporate expenses	$2.7	$7.7	$(0.9)	$17.3
Net derivative gains (losses) allocated to Grocery & Snacks	$1.4	$(1.3)	$4.3	$(5.4)
Net derivative losses allocated to Refrigerated & Frozen	(1.2)	(1.1)	(0.8)	(3.4)
Net derivative gains (losses) allocated to International	(1.9)	2.9	(4.3)	4.2
Net derivative gains (losses) allocated to Foodservice	0.1	(0.2)	0.3	(0.7)
Net derivative gains (losses) included in segment operating profit	$(1.6)	$0.3	$(0.5)	$(5.3)

The fair values of our derivative positions were not material as of February 22, 2026 and were Level 1 or Level 2 assets or liabilities in the fair value hierarchy (see Note 16 for further information). We have not significantly changed our valuation techniques from prior periods.

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Condensed Consolidated Statements of Operations were as follows:

	Location in Condensed Consolidated Statements of Operations of Gains (Losses)	Gains (Losses) Recognized on Derivatives in Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended
Derivatives Not Designated as Hedging Instruments	Recognized on Derivatives	February 22, 2026	February 23, 2025
Commodity contracts	Cost of goods sold	$7.8	$6.4
Foreign exchange contracts	Cost of goods sold	(6.7)	1.6
Total gains from derivative instruments not designated as hedging instruments		$1.1	$8.0

	Location in Condensed Consolidated Statements of Operations of Gains (Losses)	Gains (Losses) Recognized on Derivatives in Condensed Consolidated Statements of Operations for the Thirty-Nine Weeks Ended
Derivatives Not Designated as Hedging Instruments	Recognized on Derivatives	February 22, 2026	February 23, 2025
Commodity contracts	Cost of goods sold	$5.6	$2.0
Foreign exchange contracts	Cost of goods sold	(7.0)	10.0

Total gains (losses) from derivative instruments not designated as hedging instruments	$(1.4)	$12.0

As of February 22, 2026 and May 25, 2025 our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $83.0 million and $140.2 million, respectively, for purchase contracts. The notional amount of our foreign currency forward contracts as of February 22, 2026 and May 25, 2025 was $92.4 million and $93.5 million, respectively.

9. SHARE-BASED PAYMENTS

For the third quarter and first three quarters of fiscal 2026, we recognized total stock-based compensation expense (including restricted stock units and performance shares) of $16.6 million and $49.7 million, respectively. For the third quarter and first three quarters of fiscal 2025, we recognized total stock-based compensation expense of $6.3 million and $36.1 million, respectively. In the first three quarters of fiscal 2026, we granted 3.5 million restricted stock units at a weighted average grant date price of $19.05 per share unit and 1.0 million performance shares at a weighted average grant date price of $18.97 per share.

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

The following table reconciles the income (loss) and average share amounts used to compute both basic and diluted earnings (loss) per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 22, 2026	February 23, 2025	February 22, 2026	February 23, 2025
Net income (loss) attributable to Conagra Brands, Inc. common stockholders:	$199.8	$145.1	$(299.3)	$896.4
Weighted average shares outstanding:
Basic weighted average shares outstanding	479.0	478.1	478.9	478.4
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	0.8	1.2	—	1.3
Diluted weighted average shares outstanding	479.8	479.3	478.9	479.7

For the third quarter of fiscal 2026, there were 1.3 million stock options and restricted stock units outstanding that were excluded from the computation of diluted weighted average shares because the effect was antidilutive. For the first three quarters of fiscal 2026, all 0.8 million dilutive stock options and restricted stock units outstanding were excluded from the computation of diluted weighted average shares, as we recognized a net loss. For the third quarter and first three quarters of fiscal 2025, there were 1.6 million and 1.3 million stock options outstanding, respectively, that were excluded from the computation.

11. INVENTORIES

The major classes of inventories were as follows:

	February 22, 2026	May 25, 2025
Raw materials and packaging	$297.7	$300.8
Work in process	271.0	243.5
Finished goods	1,262.1	1,393.0
Supplies and other	112.8	111.0
Total	$1,943.6	$2,048.3

12. INCOME TAXES

In the third quarter of fiscal 2026 and 2025, we recognized income tax expense of $29.8 million and $43.9 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 13.0% and 23.3% for the third quarter of fiscal 2026 and 2025, respectively. In the first three quarters of fiscal 2026 and 2025, we recognized income tax expense of $162.7 million and an income tax benefit of $33.5 million, respectively. The effective tax rate was (119.2)% and (3.9)% for the first three quarters of fiscal 2026 and 2025, respectively.

The effective tax rate in the third quarter of fiscal 2026 reflected a benefit of $35.2 million related to certain elections made on an income tax return of a joint venture and expense of $11.1 million related to a prior divestiture.

The effective tax rate in the first three quarters of fiscal 2026 reflected the above-cited items, as well as the impact of an impairment of goodwill in the second quarter that was largely non-deductible for tax purposes. During this time period, goodwill impairment charges totaling $771.3 million with an associated tax benefit of $19.3 million were recognized. Additionally, the effective tax rate was negatively impacted by non-deductible goodwill related to the divestiture of the Chef Boyardee ®, Mrs. Paul’s ®, and Van de Kamp’s ® businesses. This resulted in $62.8 million of tax expense being recognized on a pre-tax gain of $42.2 million.

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

On July 4, 2025, Public Law No. 119-21, referred to as the “One Big Beautiful Bill Act” (the “Act”), was enacted into law. The Act generally made permanent certain tax provisions of the Tax Cuts and Jobs Act (2017) and included changes to U.S. tax law that are applicable to Conagra beginning in fiscal 2026. These changes included provisions allowing accelerated tax deductions for qualified property and research expenditures. We currently expect a beneficial cash flow impact in fiscal 2026 from the enhanced expensing provisions. The Act does not materially impact our effective tax rate.

13. CONTINGENCIES

Litigation Matters

We are party to a number of matters asserting product liability claims against the Company related to certain Pam® and other cooking spray products. We have denied liability, however, we cannot predict with certainty the results of these actions. To date, the Company has settled all but a few of these matters. Pursuant to these settlements, the Company has paid an aggregate of $141.1 million in fiscal 2026 through February 22, 2026 and $25 million in fiscal 2025 and has agreed to pay an additional $44.3 million in the remainder of fiscal 2026 and the first quarter of fiscal 2027. The Company has secured insurance recovery from certain applicable insurers, recognizing related insurance receivables of $1.6 million within Receivables as of February 22, 2026 and $81.8 million ($78.4 million within Receivables and $3.4 million within Other assets) as of May 25, 2025. The Company believes adequate provision has been made in its Condensed Consolidated Financial Statements for all probable and reasonably estimable losses for this litigation based on information available to us at the time of our evaluation.

In the third quarter of fiscal 2026, a jury entered a verdict against the Company for $25 million in compensatory damages in a lawsuit captioned Esparza v. Conagra Brands, Inc., et al., in which a consumer claims personal injury due to alleged exposure to diacetyl from Pam® butter flavored cooking spray. We are contesting the verdict, and a final judgment has not yet been entered;

however, if a final judgment is entered, the Company intends to appeal. The Company believes adequate provision has been made in its Condensed Consolidated Financial Statements for all probable and reasonably estimable losses from this lawsuit based on information available to us at the time of our evaluation. Additionally, we have put the applicable insurance carriers on notice and are pursuing available insurance coverage.

In 2019, we resolved a legacy litigation matter related to lead-based paint and/or pigment manufactured by an alleged predecessor to the Company during the first half of the 20th century for a total settlement of $101.7 million. The final $16.7 million payment under that settlement was made in the second quarter of fiscal 2026.

We are party to various other lawsuits including personal injury, product liability claims, putative class action lawsuits challenging various product claims made in the Company’s product labeling, public nuisance claims, and matters challenging the Company’s employment-related practices, including wage and hour claims. While we cannot predict with certainty the results of the remaining claims or any other legal proceedings, based on information available at the time of this filing, we do not expect these matters to have a material adverse effect on our financial condition, results of operations, or business.

Our accrual for all litigation matters, including those matters described above, that are probable and estimable, was $47.8 million within Other accrued liabilities as of February 22, 2026 and $204.5 million ($160.2 million within Other accrued liabilities and $44.3 million within Other noncurrent liabilities) as of May 25, 2025.

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

We are a party to certain environmental proceedings relating to businesses divested by Beatrice prior to our acquisition in fiscal 1991, including litigation and administrative proceedings involving Beatrice’s possible status as a potentially responsible party at approximately 35 Superfund, proposed Superfund, or state-equivalent sites (the “Beatrice sites”). The Beatrice sites consist of locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, polychlorinated biphenyls, acids, lead, sulfur, tannery wastes, and/or other contaminants. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $40.2 million ($3.2 million within Other accrued liabilities and $37.0 million within Other noncurrent liabilities) as of February 22, 2026 and $36.0 million ($3.2 million within Other accrued liabilities and $32.8 million within Other noncurrent liabilities) as of May 25, 2025, a majority of which relates to the Superfund and state-equivalent sites referenced above.

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

Components of pension and postretirement plan costs (benefits) are:

	Pension Plans
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 22, 2026	February 23, 2025	February 22, 2026	February 23, 2025
Service cost	$1.4	$1.4	$4.1	$4.1
Interest cost	22.0	34.4	66.2	101.8
Expected return on plan assets	(27.8)	(37.0)	(83.4)	(109.4)
Amortization of prior service cost	0.4	0.4	1.2	1.2
Pension cost (benefit) — Company plans	(4.0)	(0.8)	(11.9)	(2.3)
Pension cost (benefit) — multi-employer plans	2.1	2.1	7.2	7.3
Total pension cost (benefit)	$(1.9)	$1.3	$(4.7)	$5.0

	Postretirement Plans
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 22, 2026	February 23, 2025	February 22, 2026	February 23, 2025
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.6	0.6	1.7	1.8
Amortization of prior service cost (benefit)	(0.4)	(0.4)	(1.3)	(1.3)
Recognized net actuarial gain	(0.9)	(1.1)	(2.7)	(3.4)
Total postretirement cost (benefit)	$(0.7)	$(0.9)	$(2.2)	$(2.8)

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

During the third quarter and first three quarters of fiscal 2026, we contributed $2.8 million and $8.1 million, respectively, to our pension plans and contributed $1.5 million and $4.2 million, respectively, to our postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $2.9 million to our pension plans during the remainder of fiscal 2026. We anticipate making further contributions of approximately $2.4 million to our postretirement plans during the remainder of fiscal 2026. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.

Subsequent to the end of the third quarter of fiscal 2026, and in connection with the termination and settlement of a pension plan for the benefit of certain hourly employees, we transferred $40.3 million of our U.S. defined benefit pension plan obligations to an insurance company through the purchase of an irrevocable group annuity contract. The group annuity contract was purchased and funded directly from the assets of our pension plans. The transaction will require a remeasurement of the applicable pension plan in the fourth quarter of fiscal 2026.

15. STOCKHOLDERS’ EQUITY

The following table presents a reconciliation of our stockholders’ equity accounts for the thirty-nine weeks ended February 22, 2026:

	Conagra Brands, Inc. Stockholders' Equity
					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Total
	Shares	Stock	Capital	Earnings	Income	Stock	Equity
Balance at May 25, 2025	584.2	$2,921.2	$2,347.2	$6,759.1	$16.3	$(3,111.1)	$8,932.7
Stock option and incentive plans			(60.2)			61.1	0.9
Currency translation adjustments					1.1		1.1
Repurchase of common shares						(15.0)	(15.0)
Derivative adjustments					(0.4)		(0.4)
Pension and postretirement healthcare benefits					(0.3)		(0.3)
Dividends declared on common stock; $0.35 per share				(167.7)			(167.7)
Net income attributable to Conagra Brands, Inc.				164.5			164.5
Balance at August 24, 2025	584.2	$2,921.2	$2,287.0	$6,755.9	$16.7	$(3,065.0)	$8,915.8
Stock option and incentive plans			13.5	(0.6)		0.6	13.5
Currency translation adjustments					(4.9)		(4.9)
Repurchase of common shares						(0.3)	(0.3)
Derivative adjustments					(1.6)		(1.6)
Pension and postretirement healthcare benefits					(0.7)		(0.7)
Dividends declared on common stock; $0.35 per share				(167.4)			(167.4)
Net loss attributable to Conagra Brands, Inc.				(663.6)			(663.6)
Balance at November 23, 2025	584.2	$2,921.2	$2,300.5	$5,924.3	$9.5	$(3,064.7)	$8,090.8
Stock option and incentive plans			15.2	(1.0)		2.2	16.4
Currency translation adjustments					25.7		25.7
Derivative adjustments					(0.4)		(0.4)
Pension and postretirement healthcare benefits					(0.7)		(0.7)
Dividends declared on common stock; $0.35 per share				(167.5)			(167.5)
Net income attributable to Conagra Brands, Inc.				199.8			199.8
Balance at February 22, 2026	584.2	$2,921.2	$2,315.7	$5,955.6	$34.1	$(3,062.5)	$8,164.1

The following table presents a reconciliation of our stockholders’ equity accounts for the thirty-nine weeks ended February 23, 2025:

	Conagra Brands, Inc. Stockholders' Equity
					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Loss	Stock	Interests	Equity
Balance at May 26, 2024	584.2	$2,921.2	$2,363.2	$6,276.3	$(35.5)	$(3,084.8)	$70.9	$8,511.3
Stock option and incentive plans			(33.5)	(0.5)		34.8		0.8
Currency translation adjustments					22.5		38.0	60.5
Repurchase of common shares						(64.0)		(64.0)
Derivative adjustments					(3.3)			(3.3)
Activities of noncontrolling interests							(108.9)	(108.9)
Pension and postretirement healthcare benefits					0.2			0.2
Dividends declared on common stock; $0.35 per share				(167.8)				(167.8)
Net income attributable to Conagra Brands, Inc.				466.8				466.8
Balance at August 25, 2024	584.2	$2,921.2	$2,329.7	$6,574.8	$(16.1)	$(3,114.0)	$—	$8,695.6
Stock option and incentive plans			7.8	(0.3)		1.3		8.8
Currency translation adjustments					(19.4)			(19.4)
Derivative adjustments					(1.0)			(1.0)
Pension and postretirement healthcare benefits					(0.8)			(0.8)
Dividends declared on common stock; $0.35 per share				(167.0)				(167.0)
Net income attributable to Conagra Brands, Inc.				284.5				284.5
Balance at November 24, 2024	584.2	$2,921.2	$2,337.5	$6,692.0	$(37.3)	$(3,112.7)	$—	$8,800.7
Stock option and incentive plans			4.8	(0.1)		1.3		6.0
Currency translation adjustments					(4.4)			(4.4)
Derivative adjustments					(0.3)			(0.3)
Pension and postretirement healthcare benefits					(0.9)			(0.9)
Dividends declared on common stock; $0.35 per share				(167.1)				(167.1)
Net income attributable to Conagra Brands, Inc.				145.1				145.1
Balance at February 23, 2025	584.2	$2,921.2	$2,342.3	$6,669.9	$(42.9)	$(3,111.4)	$—	$8,779.1

The following table details the accumulated balances for each component of other comprehensive income, net of tax:

	February 22, 2026	May 25, 2025
Currency translation losses, net of reclassification adjustments	$(43.9)	$(65.8)
Derivative adjustments, net of reclassification adjustments	19.6	22.0
Pension and postretirement benefit obligations, net of reclassification adjustments	58.4	60.1
Accumulated other comprehensive income	$34.1	$16.3

The following tables summarize the reclassifications from accumulated other comprehensive income into income (loss):

			Affected Line Item in the Condensed Consolidated Statement of
	Thirteen Weeks Ended		Operations[1]
	February 22, 2026	February 23, 2025
Net derivative adjustments:
Cash flow hedges	$(0.5)	$(0.7)	Interest expense, net
Cash flow hedges	(0.5)	(0.9)	Equity method investment earnings
	(1.0)	(1.6)	Total before tax
	0.2	0.4	Income tax expense
	$(0.8)	$(1.2)	Net of tax
Pension and postretirement liabilities:
Net prior service cost (benefit)	$—	$(0.1)	Pension and postretirement non-service income
Net actuarial gain	(0.9)	(1.1)	Pension and postretirement non-service income
	(0.9)	(1.2)	Total before tax
	0.2	0.3	Income tax expense
	$(0.7)	$(0.9)	Net of tax

			Affected Line Item in the Condensed Consolidated Statement of
	Thirty-Nine Weeks Ended		Operations[1]
	February 22, 2026	February 23, 2025
Net derivative adjustments:
Cash flow hedges	$(1.8)	$(2.0)	Interest expense, net
Cash flow hedges	(2.0)	(3.3)	Equity method investment earnings
	(3.8)	(5.3)	Total before tax
	0.9	1.3	Income tax expense
	$(2.9)	$(4.0)	Net of tax
Pension and postretirement liabilities:
Net prior service cost (benefit)	$(0.1)	$(0.1)	Pension and postretirement non-service income
Net actuarial gain	(2.7)	(3.4)	Pension and postretirement non-service income
	(2.8)	(3.5)	Total before tax
	0.7	0.9	Income tax expense
	$(2.1)	$(2.6)	Net of tax

Currency translation losses	$—	$41.8	Selling, general and administrative expenses [2]
	—	41.8	Total before tax
	—	—	Income tax expense
	$—	$41.8	Net of tax

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 22, 2026:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$3.4	$1.8	$—	$5.2
Deferred compensation assets	6.5	—	—	6.5
Available-for-sale debt securities	—	—	2.0	2.0
Total assets	$9.9	$1.8	$2.0	$13.7
Liabilities:
Derivative liabilities	$—	$4.4	$—	$4.4
Deferred compensation liabilities	77.8	—	—	77.8
Total liabilities	$77.8	$4.4	$—	$82.2

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

Long-Term Debt Fair Value

The carrying amount of long-term debt (including current installments) was $7.23 billion and $7.26 billion as of February 22, 2026 and May 25, 2025, respectively. Based on current market rates, the fair value of this debt (Level 2 liabilities) at February 22, 2026 and May 25, 2025 was estimated at $7.16 billion and $7.03 billion, respectively.

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

	Thirteen Weeks Ended February 22, 2026
	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Net sales	$1,167.1	$1,133.2	$226.8	$260.7	$2,787.8
Segment cost of goods sold[1]	837.4	909.1	168.0	213.8	2,128.3
Segment SG&A expenses[2]	113.0	119.3	27.1	20.9	280.3
Segment operating profit	$216.7	$104.8	$31.7	$26.0	$379.2
General corporate expenses[3]					90.3
Other charges, net[4]					8.8
Operating profit					$280.1
Pension and postretirement non-service income					6.1
Interest expense, net					93.1
Equity method investment earnings					36.5
Income before income taxes					$229.6

	Thirteen Weeks Ended February 23, 2025
	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Net sales	$1,245.4	$1,115.6	$223.9	$256.1	$2,841.0
Segment cost of goods sold[1]	882.9	883.1	163.7	207.4	2,137.1
Segment SG&A expenses[2]	120.1	108.5	26.8	20.1	275.5
Segment operating profit	$242.4	$124.0	$33.4	$28.6	$428.4
General corporate expenses[3]					155.6
Loss on divestitures					27.2
Other charges, net[4]					6.2
Operating profit					$239.4
Pension and postretirement non-service income					3.1
Interest expense, net					100.9
Equity method investment earnings					47.4
Income before income taxes					$189.0

	Thirty-Nine Weeks Ended February 22, 2026
	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Net sales	$3,455.8	$3,460.6	$669.5	$813.6	$8,399.5
Segment cost of goods sold[1]	2,453.8	2,787.3	489.5	668.0	6,398.6
Segment SG&A expenses[2]	333.3	326.6	78.5	60.6	799.0
Segment operating profit	$668.7	$346.7	$101.5	$85.0	$1,201.9
General corporate expenses[3]					241.0
Other intangible asset impairment charges					197.0
Goodwill impairment charges					771.3
Gain on divestitures					(42.2)
Other charges, net[4]					4.9
Operating profit					$29.9
Pension and postretirement non-service income					18.3
Interest expense, net					282.9
Equity method investment earnings					98.1
Loss before income taxes					$(136.6)

	Thirty-Nine Weeks Ended February 23, 2025
	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Net sales	$3,749.1	$3,540.5	$726.4	$815.0	$8,831.0
Segment cost of goods sold[1]	2,617.7	2,752.6	531.8	657.3	6,559.4
Segment SG&A expenses[2]	340.0	306.7	86.0	58.2	790.9
Segment operating profit	$791.4	$481.2	$108.6	$99.5	$1,480.7
General corporate expenses[3]					317.7
Other intangible asset impairment charges					18.9
Loss on divestitures					29.5
Other charges, net[4]					71.0
Operating profit					$1,043.6
Pension and postretirement non-service income					9.3
Interest expense, net					314.9
Equity method investment earnings					125.0
Income before income taxes					$863.0

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

4 Other charges include net charges related to our restructuring plans and fire related insurance recoveries.

The following table presents further disaggregation of our net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 22, 2026	February 23, 2025	February 22, 2026	February 23, 2025
Frozen	$961.5	$944.4	$2,915.2	$2,998.0
Staples
Other shelf-stable	610.4	717.5	1,804.1	2,158.8
Refrigerated	171.7	171.2	545.4	542.5
Snacks	556.7	527.9	1,651.7	1,590.3
International	226.8	223.9	669.5	726.4
Foodservice	260.7	256.1	813.6	815.0
Total net sales	$2,787.8	$2,841.0	$8,399.5	$8,831.0

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

Assets by Segment

The majority of our manufacturing assets are shared across multiple reporting segments. Output from these facilities used by each reporting segment can change over time. Also, working capital balances are not tracked by reporting segment. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets and capital expenditures by segment. Our CODM does not use assets by segment to evaluate performance or allocate resources. Depreciation and amortization are allocated to our reporting segments based on the output of each reporting segment per facility during each reporting period. Total depreciation expense for the third quarter and first three quarters of fiscal 2026 was $90.7 million and $261.4 million, respectively. Total depreciation expense for the third quarter and first three quarters of fiscal 2025 was $84.8 million and $254.5 million, respectively.

The following table presents depreciation and amortization by segment:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 22, 2026	February 23, 2025	February 22, 2026	February 23, 2025
Grocery & Snacks	$37.4	$39.1	$110.2	$115.8
Refrigerated & Frozen	44.7	40.7	126.5	123.8
International	3.7	3.3	10.8	10.8
Foodservice	11.6	11.6	34.5	33.8
Total Reporting Segments	97.4	94.7	282.0	284.2
Corporate	4.0	3.6	11.7	10.7
Total Company	$101.4	$98.3	$293.7	$294.9

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

Readers of this report should understand that these forward-looking statements are not guarantees of performance or results. Forward-looking statements provide our current expectations and beliefs concerning future events and are subject to risks, uncertainties, and factors relating to our business and operations, all of which are difficult to predict and could cause our actual results to differ materially from the expectations expressed in or implied by such forward-looking statements. These risks, uncertainties, and factors include: risks associated with general economic and industry conditions, including inflation, reduced consumer confidence and spending, increased tariffs and taxes, increased energy and fuel costs, actual or threatened hostilities or war, and or other geopolitical conflicts, declining benefits or increased limitations under government food assistance programs for consumers, rising unemployment, recessions, supply chain challenges, labor cost increases or shortages, currency rate fluctuations; risks related to the availability and prices of commodities and other supply chain resources, including raw materials, packaging, energy, and transportation, weather conditions, health pandemics or outbreaks of disease, or other geopolitical uncertainty; disruptions or inefficiencies in our supply chain and/or operations; risks related to the effectiveness of our hedging activities and ability to respond to volatility in commodities; risks related to the ultimate impact of, including reputational harm caused by, any product recalls and product liability or labeling litigation, including litigation related to lead-based paint and pigment and cooking spray; risks related to our ability to execute operating and value creation plans and achieve returns on our investments and targeted operating efficiencies from cost-saving initiatives, and to benefit from trade optimization programs; risks related to our ability to deleverage on currently anticipated timelines, and to continue to access capital on acceptable terms or at all; risks related to the Company’s competitive environment, cost structure, and related market conditions; risks related to our ability to respond to changing consumer preferences including health and wellness perceptions and the success of our innovation and marketing investments; risks associated with actions by our customers, including changes in distribution and purchasing terms; risks related to the seasonality of our business; risks associated with our contract manufacturing arrangements and other third-party service provider dependencies; risks associated with actions of governments and regulatory bodies that affect our businesses, including the ultimate impact of new or revised regulations or interpretations including to address climate change; risks related to the Company’s ability to execute on its strategies or achieve expectations related to environmental, social, and governance matters, including as a result of evolving legal, regulatory, and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon pricing or carbon taxes; risks related to a material failure in or breach of our or our vendors’ information technology systems and other cybersecurity incidents; risks related to our ability to identify, attract, hire, train, retain and develop qualified personnel; risk of increased pension, labor or people-related expenses; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges; risks relating to our ability to protect our intellectual property rights; risks relating to acquisition, divestiture, joint venture or investment activities; the amount and timing of future dividends, which remain subject to Board approval and depend on market and other conditions; the amount and timing of future stock repurchases; and other risks described in our reports filed from time to time with the U.S. Securities and Exchange Commission (the “SEC”). We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility to update these statements, except as required by law.

The discussion that follows should be read together with the unaudited Condensed Consolidated Financial Statements and related notes contained in this report and with the financial statements, related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended May 25, 2025 and subsequent filings with the SEC. Results for the third quarter of fiscal 2026 are not necessarily indicative of results that may be attained in the future.

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

Fiscal 2026 Third Quarter Results

In the third quarter of fiscal 2026, results reflected a decrease in net sales, with organic (excludes the impact of divestitures and foreign exchange) net sales increases in our Grocery & Snacks, Refrigerated & Frozen, and Foodservice segments, partially offset by an decrease in our International segment, in each case compared to the third quarter of fiscal 2025. Overall gross profit decreased primarily due to the impacts of input cost inflation, unfavorable operating leverage, and a reduction in profit from divested businesses, partially offset by higher organic net sales and productivity. Overall segment operating profit decreased in all four of our segments compared to the third quarter of fiscal 2025. Corporate expenses and selling, general and administrative (“SG&A”) expenses were lower compared to the prior year primarily due to items impacting comparability, discussed below, partially offset by higher incentive compensation expense. We recognized lower interest expense, lower equity method investment earnings, and lower income tax expense compared to the third quarter of fiscal 2025. Excluding items impacting comparability, our effective tax rate was higher than the third quarter of fiscal 2025.

Diluted earnings per share were $0.42 and $0.30 in the third quarter of fiscal 2026 and 2025, respectively. The increase in diluted earnings per share reflected higher net income. See “Items Impacting Comparability” below as several items affected the comparability of year-over-year results.

Trends Impacting Our Business

Our industry continues to be impacted by persistent weak consumer sentiment, commodity cost fluctuations, labor cost inflation, input cost inflation, supply chain pressures, exchange rate volatility, and other global macroeconomic challenges. In the third quarter of fiscal 2026, we continued to experience an elevated amount of input cost inflation, which we were able to partially offset through our on-going productivity initiatives and targeted pricing actions.

We expect continued volatility in our costs of goods sold as a result of inflation and changes to trade policies in fiscal 2026. While we expect consumer trends to improve over time, we also expect persistent weak consumer sentiment to drive value seeking behaviors, negatively impacting our volumes during fiscal 2026. We continue to evaluate the evolving macroeconomic environment and take action to mitigate negative impacts on our business, consolidated results of operations, and financial condition.

Items Impacting Comparability

Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and foreign currency exchange rate risks of anticipated transactions is discussed in further detail in Note 8, “Derivative Financial Instruments”, to the Condensed Consolidated Financial Statements contained in this report. We had $2.7 million and $7.7 million of derivative gains in the third quarter of fiscal 2026 and 2025, respectively, and $0.9 million of derivative losses and $17.3 million of derivative gains in the first three quarters of fiscal 2026 and 2025, respectively, which were included in general corporate expenses and reflected as items impacting comparability.

Other items of note impacting comparability for the third quarter of fiscal 2026 included the following:

●	an income tax benefit of $35.2 million and related equity method investment expense of $1.3 million ($33.9 million after-tax) associated with certain elections made on an income tax return of a joint venture,
●	charges totaling $12.9 million ($9.8 million after-tax) in connection with our restructuring activities,
●	income tax expense of $11.1 million related to a prior divestiture, and
●	charges totaling $5.4 million ($4.1 million after-tax) related to environmental matters.

Items of note impacting comparability for the third quarter of fiscal 2025 included the following:

●	net charges totaling $95.8 million ($72.3 million after-tax) related to legacy legal matters,
●	charges totaling $27.2 million ($22.9 million after-tax) related to the impairment of a business held for sale, and
●	charges totaling $6.9 million ($5.1 million after-tax) in connection with our restructuring activities.

Other items of note impacting comparability for the first three quarters of fiscal 2026 included the following:

●	charges totaling $968.3 million ($902.9 million after-tax) related to the impairments of goodwill and certain brand intangible assets,

●	a net gain of $42.2 million ($20.6 million after-tax loss) associated with the divestiture of our Chef Boyardee® and frozen fish businesses,
●	an income tax benefit of $35.2 million and related equity method investment expense of $1.3 million ($33.9 million after-tax) associated with certain elections made on an income tax return of a joint venture,
●	a net benefit of $37.4 million ($28.3 million after-tax) related to legacy legal matters,
●	charges totaling $15.8 million ($12.0 million after-tax) in connection with our restructuring activities,
●	income tax expense of $11.1 million related to a former divestiture,
●	charges of $5.8 million ($4.4 million after-tax) related to restructuring activities of the Ardent Mills joint venture, and
●	charges totaling $5.4 million ($4.1 million after-tax) related to environmental matters.

Items of note impacting comparability for the first three quarters of fiscal 2025 included the following:

●	an income tax benefit of $225.8 million primarily associated with the release of valuation allowances on certain deferred tax assets based upon interactions with the taxing authorities,
●	charges totaling $90.7 million ($68.7 million after-tax) in connection with our restructuring activities,
●	net charges totaling $99.2 million ($74.9 million after-tax) related to legacy legal matters,
●	charges totaling $27.2 million ($22.9 million after-tax) related to the impairment of a business held for sale,
●	charges of $18.9 million ($14.5 million after-tax) related to the impairments of certain brand intangible assets,
●	a gain of $17.0 million ($12.8 million after-tax) associated with insurance proceeds from the previous fire that occurred at one of our manufacturing facilities, and
●	charges of $3.6 million ($2.7 million after-tax) related to restructuring activities of the Ardent Mills joint venture.

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

Net Sales

	Net Sales
($ in millions)	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
Reporting Segment	February 22, 2026	February 23, 2025	% Inc (Dec)	February 22, 2026	February 23, 2025	% Inc (Dec)
Grocery & Snacks	$1,167.1	$1,245.4	(6.3)%	$3,455.8	$3,749.1	(7.8)%
Refrigerated & Frozen	1,133.2	1,115.6	1.6%	3,460.6	3,540.5	(2.3)%
International	226.8	223.9	1.3%	669.5	726.4	(7.8)%
Foodservice	260.7	256.1	1.8%	813.6	815.0	(0.2)%
Total	$2,787.8	$2,841.0	(1.9)%	$8,399.5	$8,831.0	(4.9)%

Net sales for the third quarter and first three quarters of fiscal 2026 in our Grocery & Snacks segment included an increase in organic price/mix of 4.0% and 1.7%, respectively, and a decrease in organic volume of 2.2% and 2.0%, respectively, primarily due to inflation-driven pricing and corresponding elasticity impacts. In addition, price/mix was impacted by an unfavorable adjustment in the prior-year period of $10.6 million related to a change in estimate associated with our fiscal 2025 second quarter trade accrual. The third quarter of fiscal 2025 included $98.6 million of net sales related to our Chef Boyardee® business, which was sold in the first quarter of fiscal 2026. The first three quarters of fiscal 2026 and 2025 included $7.0 million and $301.8 million, respectively, of net sales related to our Chef Boyardee® business. The first three quarters of fiscal 2026 included inorganic net sales of $10.6 million associated with the acquisitions of Sweetwood Smoke & Co. in August 2024 and a contract manufacturer in July 2024 through the respective one-year anniversary of each acquisition.

Net sales for the third quarter and first three quarters of fiscal 2026 in our Refrigerated & Frozen segment reflected an increase in organic volume of 3.9% and 0.3%, respectively, when compared to the third quarter and first three quarters of fiscal 2025, primarily due to market share recovery following prior year’s supply constraints. Organic price/mix decreased by 0.3% and 1.1% for the third quarter and first three quarters of fiscal 2026, respectively, when compared to the third quarter and first three quarters of fiscal 2025. Price/mix was impacted by an unfavorable adjustment in the prior-year period of $9.4 million related to a change in estimate associated with our fiscal 2025 second quarter trade accrual. The third quarter of fiscal 2025 included $21.4 million of net sales related to our frozen fish business, which was sold in the first quarter of fiscal 2026. The first three quarters of fiscal 2026 and 2025 included $4.9 million and $58.5 million, respectively, related to our frozen fish business. Additionally, we estimate that net sales during the first three quarters of fiscal 2025 were impacted by approximately $24 million due to temporary manufacturing disruptions in our Hebrew National® business during the key grilling season.

Net sales for the third quarter of fiscal 2026 in our International segment reflected a 6.8% increase due to favorable foreign exchange rates, a 2.0% decrease in organic volumes, and a 0.8% increase in organic price/mix, in each case compared to the third quarter of fiscal 2025. Net sales for the first three quarters of fiscal 2026 in our International segment reflected a 4.5% decrease in organic volumes, a 2.4% increase due to favorable foreign exchange rates, and a 1.9% increase in organic price/mix, in each case compared to the first three quarters of fiscal 2025. The decrease in volume was driven by lower consumption trends in response to inflation-justified pricing actions. The favorable foreign exchange rates were primarily due to the strength of the US dollar relative to the Mexican Peso in comparison to the third quarter and first three quarters of fiscal 2025. The first three quarters of fiscal 2025 included $23.6 million of net sales related to our ownership stake in Agro Tech Foods Limited (“ATFL”), which was sold in the first quarter of fiscal 2025. In addition, the third quarter of fiscal 2025 included $9.2 million of net sales related to our Chef Boyardee® business. The first three quarters of fiscal 2026 and 2025 included $1.1 million and $32.9 million, respectively, of net sales related to our Chef Boyardee® business.

Net sales for the third quarter and first three quarters of fiscal 2026 in our Foodservice segment reflected an increase in organic price/mix of 3.7% and 4.0%, respectively, when compared to the third quarter and first three quarters of fiscal 2025 primarily due to inflation justified pricing actions. Organic volume decreased by 0.1% and 2.7% compared to the third quarter and first three quarters of fiscal 2025, respectively, reflecting soft but stabilizing trends in commercial traffic. The third quarter and first three quarters of fiscal 2025 included $4.6 million and $12.6 million, respectively, of net sales related to our Chef Boyardee® and frozen fish businesses. Additionally, we estimate that net sales in our Foodservice segment during the first three quarters of fiscal 2025 were impacted by approximately $3 million due to the temporary manufacturing disruptions in our Hebrew National® business.

SG&A Expenses (includes general corporate expenses)

SG&A expenses totaled $377.6 million for the third quarter of fiscal 2026, a decrease of $66.1 million, as compared to the third quarter of fiscal 2025. SG&A expenses for the third quarter of fiscal 2026 reflected the following:

Items impacting comparability of earnings

●	net charges of $8.4 million in connection with our restructuring activities and
●	charges totaling $5.4 million related to environmental matters.

Other changes in expenses compared to the third quarter of fiscal 2025

●	an increase in short-term incentive expense of $15.4 million,
●	an increase in share-based payment expense of $10.5 million,
●	a decrease in consulting and professional fees of $4.7 million, and
●	an increase in advertising and promotion expense of $3.5 million.

SG&A expenses for the third quarter of fiscal 2025 included the following items impacting comparability of earnings:

●	net charges of $95.8 million related to legacy legal matters and
●	net charges of $5.6 million in connection with our restructuring activities.

SG&A expenses totaled $1.04 billion for the first three quarters of fiscal 2026, a decrease of $166.0 million, as compared to the first three quarters of fiscal 2025. SG&A expenses for the first three quarters of fiscal 2026 reflected the following:

Items impacting comparability of earnings

●	a net benefit of $37.4 million related to legacy legal matter recoveries,
●	net charges of $10.1 million in connection with our restructuring activities, and
●	charges totaling $5.4 million related to environmental matters.

Other changes in expenses compared to the first three quarters of fiscal 2025

●	an increase in short-term incentive expense of $22.9 million,
●	an increase in share-based payment expense of $13.8 million,
●	an increase in salary, wage, and fringe benefit expense of $11.9 million due primarily to employee insurance costs,
●	a decrease in consulting and professional fees of $11.8 million,
●	an increase in advertising and promotion expense of $11.0 million,
●	a decrease in amortization expense of $8.1 million,
●	an increase in information technology-related expenses of $6.3 million,
●	a decrease in commission expense of $5.6 million primarily due to the divestitures of our Chef Boyardee® and frozen fish businesses, and
●	a gain of $5.4 million related to the sale of certain corporate parcels of land.

SG&A expenses for the first three quarters of fiscal 2025 included the following items impacting comparability of earnings:

●	net charges of $99.2 million related to legacy legal matters,
●	net charges of $81.1 million in connection with our restructuring activities, and
●	charges of $2.0 million associated with consulting fees for certain tax matters.

Segment Operating Profit

	Segment Operating Profit [1]
($ in millions)	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
Reporting Segment	February 22, 2026	February 23, 2025	% Inc (Dec)	February 22, 2026	February 23, 2025	% Inc (Dec)
Grocery & Snacks	$216.7	$242.4	(10.6)%	$668.7	$791.4	(15.5)%
Refrigerated & Frozen	104.8	124.0	(15.4)%	346.7	481.2	(27.9)%
International	31.7	33.4	(5.4)%	101.5	108.6	(6.5)%
Foodservice	26.0	28.6	(9.2)%	85.0	99.5	(14.6)%

1 Segment operating profit is defined as operating profit excluding the effect of items impacting comparability. See Note 17, “Business Segments and Related Information”, to the Condensed Consolidated Financial Statements contained in this report for further discussion.

Segment operating profit in our Grocery & Snacks segment for the third quarter and first three quarters of fiscal 2026 reflected a decrease in gross profits of $32.8 million and $129.4 million, respectively, compared to the third quarter and first three quarters of fiscal 2025. The decrease in gross profits was driven by the impacts of input cost inflation, unfavorable operating leverage, and a reduction in profit associated with the sale of our Chef Boyardee® business, partially offset by productivity. The decrease in gross profits in the third quarter was also partially offset by the increase in organic net sales discussed above. In addition, we recognized a benefit of $1.6 million and $11.3 million in the third quarter and first three quarters of fiscal 2025, respectively, related to insurance proceeds for lost sales from our fiscal 2023 brand recall on Armour Star®. The decrease in operating profit for the third quarter and first three quarters of fiscal 2026 was partially offset by a decrease in SG&A expenses, including a decrease of $5.0 million and $1.4 million, respectively, in advertising and promotion expenses.

Segment operating profit in our Refrigerated & Frozen segment for the third quarter and first three quarters of fiscal 2026 reflected a decrease in gross profits of $8.4 million and $114.6 million, respectively, compared to the third quarter and first three quarters of fiscal 2025. The decrease was driven by the impacts of input cost inflation, unfavorable operating leverage, and a reduction in profit associated with the sale of our frozen fish business, partially offset by productivity. The decrease in gross profits in the third quarter was also partially offset by the increase in organic net sales discussed above. In addition, we estimate that gross profits during the first three quarters of fiscal 2025 were negatively impacted by approximately $10 million, primarily due to lost profits, abnormal manufacturing variances, and certain inventory write-offs resulting from the temporary manufacturing disruptions in our Hebrew National® business. The decrease in operating profit for the third quarter and first three quarters of fiscal 2026 included an increase in SG&A expenses, including an increase of $8.3 million and $14.1 million, respectively, in advertising and promotion expenses.

Segment operating profit in our International segment for the third quarter and first three quarters of fiscal 2026 reflected a decrease in gross profits of $1.4 million and $14.6 million, respectively, when compared to the third quarter and first three quarters of fiscal 2025. The decrease was driven by the decrease in organic net sales discussed above, the impacts of input cost inflation, and a reduction in profit associated with the sale of our ownership stake in ATFL, partially offset by productivity. The decrease in gross profits for the third quarter and first three quarters of fiscal 2026 was partially offset by favorable foreign exchange rates and the first three quarters of fiscal 2026 was partially offset by a decrease in SG&A expenses, including a decrease of $3.8 million in advertising and promotion expenses.

Segment operating profit in our Foodservice segment for the third quarter and first three quarters of fiscal 2026 reflected a decrease in gross profits of $1.8 million and $12.1 million, respectively, when compared to the third quarter and first three quarters of fiscal 2025. The decrease in gross profit was driven by the impacts of input cost inflation and a reduction in profit from divested businesses, partially offset by higher organic net sales and productivity.

Pension and Postretirement Non-service Income

In the third quarter and first three quarters of fiscal 2026, pension and postretirement non-service income was $6.1 million and $18.3 million, respectively, compared to $3.1 million and $9.3 million in the third quarter and first three quarters of fiscal 2025, respectively. The third quarter and first three quarters of fiscal 2026 reflected lower interest costs as a result of the partial transfer of our U.S. defined benefit pension plan obligation to a third-party insurance provider through the purchase of an annuity contract in the fourth quarter of fiscal 2025.

Interest Expense, Net

Net interest expense was $93.1 million and $100.9 million for the third quarter of fiscal 2026 and 2025, respectively. Net interest expense was $282.9 million and $314.9 million for the first three quarters of fiscal 2026 and 2025, respectively. The decrease was driven by an overall reduction of our debt balances. See Note 5, “Debt and Revolving Credit Facility”, to the Condensed Consolidated Financial Statements contained in this report for further discussion.

Equity Method Investment Earnings

Equity method investment earnings were $36.5 million and $47.4 million for the third quarter of fiscal 2026 and 2025, respectively. Equity method investment earnings were $98.1 million and $125.0 million for the first three quarters of fiscal 2026 and 2025, respectively. Ardent Mills earnings for the third quarter and first three quarters of fiscal 2026 reflected lower commodity trading revenue. Results for the third quarter of fiscal 2026 and 2025 included a net benefit of $0.9 million and charges of $3.6 million, respectively, related to Ardent Mills restructuring activities. Results for the first three quarters of fiscal 2026 and 2025 included charges of $5.8 million and $3.6 million, respectively, related to Ardent Mills restructuring activities.

Income Taxes

In the third quarter of fiscal 2026 and 2025, we recognized income tax expense of $29.8 million and $43.9 million, respectively. In the first three quarters of fiscal 2026 and 2025, we recognized income tax expense of $162.7 million and an income tax benefit of $33.5 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income (loss), inclusive of equity method investment earnings) was approximately 13.0% and 23.3% for the third quarter of fiscal 2026 and 2025, respectively. The effective tax rate was approximately (119.2)% and (3.9)% for the first three quarters of fiscal 2026 and 2025, respectively. See Note 12, “Income Taxes”, to the Condensed Consolidated Financial Statements contained in this report for a discussion on the change in effective tax rates.

Earnings Per Share

Diluted earnings per share in the third quarter of fiscal 2026 was $0.42 and diluted loss per share in the first three quarters of fiscal 2026 was $0.63. Diluted earnings per share in the third quarter and first three quarters of fiscal 2025 were $0.30 and $1.87, respectively. The increase in the third quarter of fiscal 2026 reflected higher net income and the decrease in the first three quarters of fiscal 2026 reflected lower net income. See “Items Impacting Comparability” above as several items affected the comparability of year-over-year results of operations.

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

Borrowing Facilities and Long-Term Debt

At February 22, 2026, we had a revolving credit facility (the “Revolving Credit Facility”) with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $2.0 billion (subject to increase to a maximum aggregate principal amount of $2.5 billion with the consent of the lenders). The Revolving Credit Facility terminated and replaced our prior revolving credit facility in the first quarter of fiscal 2026. The Revolving Credit Facility matures on June 27, 2030 and is unsecured. The Company may request the term of the Revolving Credit Facility be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. We have historically used a credit facility principally as a back-up for our commercial paper program. As of February 22, 2026, there were no outstanding borrowings under the Revolving Credit Facility.

As of February 22, 2026, we had $63.0 million outstanding under our commercial paper program. The highest level of borrowings outstanding during the first three quarters of fiscal 2026 was $642.0 million. We had $259.0 million outstanding under our commercial paper program as of May 25, 2025.

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

For additional information on our debt transactions, refer to Note 5, “Debt and Revolving Credit Facility”, to the Condensed Consolidated Financial Statements contained in this report and Note 4, “Long-Term Debt”, and Note 5, “Credit Facilities and Borrowings”, to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended May 25, 2025. The weighted average coupon interest rate of long-term debt obligations outstanding as of February 22, 2026 was approximately 5.0%.

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

As of the end of the third quarter of fiscal 2026, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the Revolving Credit Facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult, or impossible.

Our most restrictive debt agreement (the Revolving Credit Facility) generally requires our ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest expense not be less than 3.0 to 1.0 and our ratio of funded net debt to EBITDA not to exceed 4.5 to 1.0. Each ratio is to be calculated on a rolling four-quarter basis. As of February 22, 2026, we were in compliance with these financial covenants.

Equity and Dividends

We repurchase shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board. Under our current share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. During the first quarter of fiscal 2026, we repurchased 0.8 million shares of our common stock under this authorization for an aggregate of $15.0 million. We did not repurchase any shares of common stock during the second or third quarters of fiscal 2026. The Company’s total remaining share repurchase authorization as of February 22, 2026 was $837.6 million.

On February 26, 2026, the Company paid a quarterly cash dividend on shares of its common stock of $0.35 per share to stockholders of record as of close of business on January 27, 2026. On March 31, 2026, we announced that our Board had authorized a quarterly dividend of $0.35 per share to be paid on June 3, 2026 to stockholders of record as of the close of business on April 30, 2026.

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

Cash Flows

During the first three quarters of fiscal 2026, we used $12.9 million of cash, which was the net result of $895.6 million generated from operating activities, $371.1 million generated from investing activities, $1.28 billion used in financing activities, and an increase of $1.9 million due to the effects of changes in foreign currency exchange rates.

Cash generated from operating activities totaled $895.6 million and $1.35 billion in the first three quarters of fiscal 2026 and 2025, respectively. The decrease in operating cash flows for the first three quarters of fiscal 2026 compared to the first three quarters of fiscal 2025 was primarily driven by lower operating profits and the accelerated receipt of our outstanding receivables initiated in the second quarter of fiscal 2025.

Cash generated from investing activities totaled $371.1 million in the first three quarters of fiscal 2026 compared to cash used in investing activities of $457.2 million in the first three quarters of fiscal 2025. Investing activities in the first three quarters of fiscal 2026 consisted primarily of proceeds totaling $648.9 million from the sale of our Chef Boyardee® and frozen fish businesses, which were partially offset by capital expenditures totaling $314.2 million. Investing activities in the first three quarters of fiscal 2025 consisted primarily of capital expenditures totaling $304.2 million and the purchases of an existing contract manufacturer and Sweetwood Smoke & Co. for a total of $230.6 million, net of cash acquired, which were partially offset by net proceeds totaling $76.8 million from the sale of our ownership stake in ATFL.

Cash used in financing activities totaled $1.28 billion and $914.3 million in the first three quarters of fiscal 2026 and 2025, respectively. Financing activities in the first three quarters of fiscal 2026 principally reflected repayments of long-term debt of $1.03 billion, the issuance of long-term debt totaling $1.0 billion, net short-term borrowing repayments of $706.5 million, cash dividends paid of $502.2 million, and common stock repurchases of $15.3 million. Financing activities in the first three quarters of fiscal 2025 principally reflected repayments of long-term debt of $274.8 million, net short-term borrowing repayments of $52.6 million, cash dividends paid of $502.2 million, and common stock repurchases of $64.0 million.

Cash Held by International Subsidiaries

The Company had cash and cash equivalents of $55.1 million at February 22, 2026 and $68.0 million at May 25, 2025, of which $48.2 million at February 22, 2026 and $61.6 million at May 25, 2025 was held in foreign countries. A deferred tax liability is provided for certain undistributed foreign earnings that are not considered to be indefinitely reinvested or cannot be remitted in a tax-neutral transaction. Other undistributed foreign earnings are invested indefinitely and therefore we have not provided deferred taxes on those earnings.

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

Other than the changes noted below, there have been no material changes in our market risk during the thirty-nine weeks ended February 22, 2026. For additional information, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 25, 2025.

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

The carrying amount of long-term debt (including current installments) was $7.23 billion as of February 22, 2026. Based on current market rates, the fair value of this debt at February 22, 2026 was estimated at $7.16 billion. As of February 22, 2026, a 1% increase in the interest rates would decrease the fair value of our fixed rate debt by approximately $337.2 million, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $376.8 million.

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

Effect of Hypothetical 10% Fluctuation

The potential gain or loss on the fair value of our outstanding commodity and foreign exchange contracts, assuming a hypothetical 10% fluctuation in commodity prices and foreign currency exchange rates, would have been (in millions):

	Fair Value Impact
In Millions	February 22, 2026	February 23, 2025
Energy commodities	$1.2	$0.9
Agriculture commodities	7.1	6.3
Foreign exchange	9.6	8.0

It should be noted that any change in the fair value of our derivative contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items. In relation to foreign currency contracts, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of February 22, 2026. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated any change in the Company’s internal control over financial reporting that occurred during the quarter ended February 22, 2026 and determined that there was no change in our internal control over financial reporting for the quarter ended February 22, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For additional information on legal proceedings, please refer to Note 16, “Contingencies”, to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended May 25, 2025 and Note 13, “Contingencies”, to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

A discussion of our risk factors can be found in Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended May 25, 2025 and in our other filings with the SEC. During the third quarter of fiscal 2026, there were no material changes to our previously disclosed risk factors.

ITEM 5. OTHER INFORMATION

Trading Arrangements

None of the Company's directors or “officers” (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended February 22, 2026.

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

101

The following materials from Conagra Brands' Quarterly Report on Form 10-Q for the quarter ended February 22, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Unaudited Condensed Consolidated Financial Statements, and (vi) document and entity information.

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

Dated this 1st day of April, 2026.