Form 10-K
period 2026-05-31
CONAGRA BRANDS INC.
filed 2026-07-15
CIK 23217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2026

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

The aggregate market value of the voting common stock of Conagra Brands, Inc. held by non-affiliates on November 21, 2025 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $8,500,625,571 based upon the closing sale price on the New York Stock Exchange on such date.

At June 28, 2026, 478,565,642 common shares were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) are incorporated by reference into Part III.

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

Raw Materials and Packaging

We use many different raw materials, most of which are commodities, to make and package our products. The prices paid for raw materials used in making our food generally reflect factors such as global economic conditions, trade barriers or restrictions, supply and demand, weather, commodity market fluctuations, currency fluctuations, tariffs, and the effects of governmental agricultural programs, and may be impacted by supply chain disruptions including disruptions caused by weather, natural disasters, geopolitical and military conflicts, and disease, in humans, plants, and animals. Although the prices of raw materials can be expected to fluctuate as a result of these factors, we believe such raw materials to be in adequate supply and generally available from numerous sources. From time to time, we have faced increased costs for many of our significant raw materials, packaging, and energy inputs. We seek to mitigate higher input costs through productivity and pricing initiatives and the use of derivative instruments to economically hedge a portion of forecasted future consumption.

Competition

We experience intense competition for sales of our food items in our major markets. Our food items compete with widely advertised, well-known, branded food, as well as private branded and customized food items. Some of our competitors are larger and have greater resources than we have. We compete primarily on the basis of quality, product innovation, value, convenience, customer service, brand recognition, and brand loyalty.

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

Government Regulation

The manufacture and sale of consumer food is highly regulated. Our operations, our products, and our practices are subject to various federal, state, local, and international laws and regulations and related regulatory oversight by various government agencies, including the United States Department of Agriculture, the Federal Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the Occupational Safety and Health Administration, the Environmental Protection Agency, the

Department of Labor, and various other federal, state, local, and international authorities (including government authorities in Canada and Mexico). In particular, the production, packaging, transportation, storage, distribution, advertising, labeling, quality, and safety of food products, the health and safety of our employees, and the protection of the environment are each subject to governmental regulation. Additionally, we are subject to data privacy and security regulations, anticorruption, anti-bribery, trade sanction and export, extended producer responsibility (such as regulations governing plastic or packaging taxes, recycling, and waste management programs), tax, and securities laws and regulations, accounting and reporting standards, and other financial laws and regulations. We rely on our procedures, policies, and compliance programs, as well as legal advice from in-house and outside counsel, to align our operations, products, and practices with applicable laws and regulations.  We believe that we are in compliance with such laws and regulations in all material respects and do not expect that continued compliance with such regulations will have a material effect upon capital expenditures, earnings, or our competitive position.

Customers

Our products are sold, directly and through distributors, to chain, wholesale, value, cooperative, club, and independent grocery, pharmacy and drug, convenience and other store operators; and foodservice customers, including restaurants and bars, travel and leisure customers, schools, health care facilities, and government customers. Our products are also sold online through various e-commerce platforms and retailers. Our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 29% of consolidated net sales for fiscal 2026 and 2025 and 28% for fiscal 2024.

Human Capital Resources

At Conagra, through our caring and performance-driven culture, we seek to motivate employees to contribute their best and we intentionally recognize and reward our employees based on their achievements and contributions toward our business success.  Leveraging diversity of thought, skills, and lived experiences helps us to maintain a competitive advantage and strengthens our portfolio and capabilities, fueling Conagra’s success today and in the future.  By taking this approach, we achieve a high sense of belonging, where all of our employees feel valued, respected, and supported.

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

As of May 31, 2026, we had approximately 17,400 employees, primarily in the United States. Approximately 48% of our employees are parties to collective bargaining agreements. We believe our relationships with employees and their representative organizations are good.

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

During fiscal 2026, our Occupational Safety and Health Administration Incident Rate was 1.24 incidents per 100 full-time workers, as compared to 1.32 incidents per 100 full-time workers in fiscal 2025 and 1.40 incidents per 100 full-time workers in fiscal 2024. There were no incidents of fatalities involving Conagra employees in fiscal 2026, 2025, or 2024. We compare our incident rate to that of the average for companies in the food manufacturing sector, as published by the Bureau of Labor Statistics. In each of the last three fiscal years, our incident rate was below the industry average.

Human Capital Management

We have implemented key recruitment, development, engagement, and retention strategies and objectives to guide our human capital management approach. These strategies and objectives are advanced through a number of programs, policies, and initiatives.

Recruitment and Onboarding:

We believe Conagra offers one of the most impactful, energized and inclusive cultures in the food industry and provides a comprehensive employee experience for a long and prosperous career. Our team is driven by collaboration, innovation, and a desire to grow, and we support our employees with the tools they need to succeed and thrive throughout their careers.

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

Conagra provides new employees with a comprehensive cross-departmental onboarding program tailored to individual roles. New employees are introduced to our culture, start forming key relationships, and are provided with the resources they need to succeed.

Learning and Development:

The Conagra Promise to our employees is to provide every employee with the tools and programs to help them reach their full potential. By providing employees with growth opportunities, we empower them to build knowledge and skills and make an impact through their work at Conagra. We believe that by enabling employee growth and development, we better position Conagra to meet current and future business needs while driving employee retention.

We leverage a variety of tools and processes to promote a culture of employee learning and development at Conagra:

●	Job profiles are aligned to a Conagra-specific skills framework that defines and prioritizes the top skills desired for each role. Employees’ skills are assessed at least annually against the framework and the data is leveraged to provide tailored learning opportunities for each employee as well as drive programs to enhance organizational capabilities.
●	Employees have access to on-demand learning covering a wide range of topics from improving time management to using artificial intelligence (AI).
●	In addition to these learning opportunities, employees have access to numerous career development opportunities, including functional development programs, targeted leadership programs, and tuition reimbursement programs. Employees are encouraged to become involved in initiatives beyond their day-to-day job responsibilities, and provided on-the-job learning and opportunities for exploring their intellectual curiosity.

●	We use multiple levers to promote a learning culture such as expecting leaders to consistently coach, teach and mentor colleagues across the organization and our “Invest in You” program that encourages employees to set aside at least one-hour per workweek focused on learning.

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

Our eight employee-led Employee Resource Groups (ERGs) contribute to an engaged and inclusive culture at Conagra. Our ERGs provide our employees with an opportunity to express their views, facilitate learning on cultural and business topics, and support our employees’ personal growth, professional development, and community impact. All of our ERGs are open to all salaried employees in the U.S. and, where indicated below, in Canada and Mexico. As of May 31, 2026, our ERGs and their stated goals consisted of:

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

Information About Our Executive Officers

The names, ages, and positions of our executive officers, as of July 15, 2026, are listed below:

Name	Title & Capacity	Age	Year First Appointed an Executive Officer
John P. Brase	President and Chief Executive Officer	58	2026
David S. Marberger	Executive Vice President and Chief Financial Officer	61	2016
Carey L. Bartell	Executive Vice President, General Counsel and Corporate Secretary	52	2022
Charisse Brock	Executive Vice President, Chief Human Resources Officer	64	2015
Alexandre O. Eboli	Executive Vice President, Chief Supply Chain Officer & Chief Transformation Officer	54	2021
Thomas M. McGough	Executive Vice President and Chief Operating Officer	61	2013
Noelle O’Mara	Executive Vice President and President Refrigerated & Frozen	47	2024
Melissa C. Napier	Senior Vice President and Corporate Controller	56	2025

John P. Brase has served as our President and Chief Executive Officer and a member of our Board of Directors since June 1, 2026. Previously, he served as President and Chief Operating Officer of The J.M. Smucker Company (a North American branded food company), from April 2025 to February 2026. Mr. Brase joined J.M. Smucker in April 2020 as its Chief Operating Officer. He began his career at The Procter & Gamble Company (a global branded consumer products company), where he worked for approximately 30 years, serving as the Senior Vice President and General Manager of Procter & Gamble’s North American Family Care business from April 2016 through his departure in March 2020.

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

Alexandre “Ale” O. Eboli has served as the Executive Vice President, Chief Supply Chain & Transformation Officer for Conagra Brands since January 2026. Mr. Eboli has end-to-end supply chain responsibilities for the Company, overseeing the manufacturing, procurement, environment, health and safety, plant quality, logistics, and transportation and warehousing teams. He also oversees enterprise-wide transformation programs aimed at continuously improving Conagra’s business performance through process reengineering and leveraging Artificial Intelligence and other digital technologies. Mr. Eboli joined Conagra Brands as its Executive Vice President and Chief Supply Chain Officer in August 2021. He has more than 30 years of global end-to-end supply chain leadership experience within the consumer packaged goods industry and throughout his career has held a variety of roles in finance, planning, distribution, logistics and manufacturing. Prior to Conagra, Mr. Eboli served as the Head of Supply Chain, North America for The Unilever Group, where he was responsible for overseeing manufacturing facilities and contract manufacturers producing personal care, food and ice cream products as well as the related planning, procurement, manufacturing, engineering, logistics, quality, manufacturing excellence and customer service functions.

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

Noelle O’Mara has served as Executive Vice President and President, Refrigerated & Frozen since September 2025. She first joined Conagra as its Executive Vice President and President, New Platforms and Acquisitions in May 2024. Prior to joining Conagra, she served as Group President and Chief Marketing Officer at Tyson Foods, from August 2019 to November 2022, where she was responsible for their prepared foods business unit. Prior to joining Tyson in 2016, Ms. O'Mara spent over a decade at Kraft Foods Group leading various brands and portfolios.

Melissa C. Napier has served as our Senior Vice President, Corporate Controller since October 2025. She joined the Company as our Head of Investor Relations in April 2022 and in January 2025 became CFO of our Grocery & Snacks segment. Prior to that, Ms. Napier served as Senior Vice President, Treasurer and Investor Relations at US Foods from 2016 to April 2022. She has 25 years of experience in the food industry in finance positions of increasing responsibility including roles at Sara Lee Corp., The Hillshire Brands Company, and Tyson Foods, Inc. Ms. Napier began her career in public accountancy, including spending two years at Deloitte.

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

We have also posted on our website our (1) Certificate of Incorporation, (2) Bylaws, (3) Corporate Governance Principles, (4) Code of Conduct, (5) Code of Ethics for Senior Corporate Officers, and (6) Charters for each of the Audit/Finance Committee, Nominating and Corporate Governance Committee, and Human Resources Committee. Stockholders may also obtain copies of these items at no charge by writing to: Corporate Secretary, Conagra Brands, Inc., 222 Merchandise Mart Plaza, Suite 1300, Chicago, IL, 60654.

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

Market Risks

Deterioration in general economic conditions, an economic recession or periods of slow growth, periods of inflation or increasing interest rates, or economic uncertainty may affect consumers resulting in reductions in consumer spending and have in the past harmed and could continue to harm our business and results of operations.

Our business and results of operations have in the past been and may continue to be adversely affected by changes in national or global stability and economic conditions, including periods of inflation and rising interest rates; decreased energy and fuel availability coupled with increased oil, energy and fuel costs (including fuel surcharges); reduced consumer confidence and declining consumer spending rates; actual or threatened hostilities or war and/or other geopolitical conflicts; declining benefits or changing eligibility requirements under government food assistance programs for consumers; changing international trade, immigration, and tax policies; recessions and periods of slow growth, decreased availability of capital, volatility in financial markets; rising or sustained high unemployment; supply chain challenges; labor shortages; the effects of governmental initiatives to manage economic conditions; and the negative impacts caused by pandemics, epidemics, and disease, in humans, plants, and animals.

These economic factors could continue to impact our business and operations in a variety of ways, including as follows:

●	consumers seeking to reduce their spending on food by shifting purchases to more generic, lower-priced, or other value offerings, or foregoing certain purchases altogether during economic downturns, which could result in a reduction in sales of higher margin products, or a shift in our product mix to lower margin offerings adversely affecting the results of our operations;
●	volatility in commodity and other input costs could substantially impact our result of operations;
●	rising interest rates may adversely impact our results of operations;
●	decreased demand in the restaurant business, particularly casual and fine dining, may adversely affect our Foodservice operations;
●	volatility in the equity markets or interest rates could substantially impact our pension costs and required pension contributions; and
●	it may become more costly or difficult to obtain debt or equity financing to fund operations or investment opportunities, or to refinance our debt in the future, in each case on terms and within a time period acceptable to us.

Rapid changes in trade policies, including rapidly imposed and threatened tariffs by the U.S. and reciprocal tariffs from U.S. trading partners, continue to create uncertainty and could negatively impact our business and the business of our key business partners.

Rapidly imposed and threatened tariffs by the U.S. and reciprocal tariffs from U.S. trading partners create uncertainty, and increased tariffs result in increased costs for us and for our suppliers, contract manufacturers, farmers, customers, and consumers. We have seen tariff impacts on the costs of our ingredients, packaging (including tinplate steel used for our canned packaging), and other commodities used in making our products. We continue to closely monitor the changing tariff landscape and the impact it has on our business.  We cannot guarantee that our strategies to mitigate resulting cost increases, and other input cost increases, including working to increase productivity, cut other costs, and increase pricing on our products, will be fully successful, if at all, sufficient or sustainable.

Inflation, increased interest rates, and other economic conditions including potential recession and credit market disruptions, could negatively impact our business.

Customer and consumer demand for our products may be impacted by heightened inflation, increased or fluctuating tariffs, increased interest rates and other weak economic conditions including recessionary conditions and credit market disruptions and volatility. Continued weak economic conditions may adversely impact consumers, causing a decrease in demand for our products from our customers. Additionally, these economic conditions may adversely impact some of our customers, distributors, suppliers, contract manufacturers, and other vendors who are highly leveraged, increasing the risk of uncollectible accounts or trade receivables, extended payment terms, and bankruptcy. We have experienced and may continue to experience negative impacts to our business ranging from an inability to collect accounts receivable to supply chain disruptions caused by failures of our counterparties to continue as a going concern due to financial and liquidity issues.

Our business, financial condition, and results of operations have in the past been and could continue to be adversely affected by disruptions in the global economy caused by geopolitical conflicts.

Our business, financial condition and results of operations have been impacted in the past and may be impacted in the future by disruptions in the global economy. The global economy has been negatively impacted by geopolitical conflicts, and related supply disruptions, fuel cost increases, export controls and economic sanctions, including the recent military conflicts in the Middle East, continuing military conflict between Russia and Ukraine, and geopolitical tensions elsewhere including between China and Taiwan. Although we have no direct operations in Iran or elsewhere in the Middle East, Russia, Ukraine, China, or Taiwan, we have experienced, or may experience, shortages in materials from these regions, increased tariffs, sanctions or restrictions relating to these regions, and resulting increased costs or volatility relating to transportation, energy, fuel, and raw materials as a result of impacts from conflicts in these regions, and reduced consumer confidence and consumption due in part to the negative impact of these conflicts and tensions on the global economy. Further escalations of geopolitical tensions related to military conflicts, including increased or fluctuating trade barriers or restrictions on global trade, could also result in cyberattacks, supply or distribution disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. In addition, the effects of the ongoing conflicts could heighten many of our known risks described in this Item 1A, Risk Factors.

Commodity Risks

We are subject to increases in the price of raw materials, labor, manufacturing, distribution, and other inputs necessary for the production and distribution of our products, and we may not be able to fully offset this input cost inflation on a timely basis or at all.

Many of the components of our cost of goods sold are subject to price increases that are attributable to factors beyond our control, including global economic conditions, trade barriers or restrictions, supply chain disruptions, changes in crop size, product scarcity, demand dynamics, currency rates, water supply, weather conditions, import and export requirements, and other factors. The cost of oil, energy, fuel, raw materials, labor, manufacturing, packaging materials, transportation and logistics, and other inputs related to the production and distribution of our products have increased and may continue to increase unexpectedly.

In recent years, input costs have increased materially and at a rapid rate. We anticipate continued elevated levels of input cost inflation in fiscal 2027, and we could experience higher than expected input cost inflation in specific commodities or across multiple commodities.

The Company uses a variety of strategies to seek to offset this input cost inflation such as increasing productivity, cutting costs, increasing pricing, and engaging in commodity hedging. However, we may not be able to generate sufficient productivity improvements or cost reductions, or effectively hedge for such inflation. Commodity price volatility may result in unfavorable commodity positions, the costs of which we may not be able to fully offset on acceptable timelines or at all.

Furthermore, our efforts to offset these increasing costs through offsetting price increases and making changes to package sizes may not be timely, sufficient, or sustainable. Such efforts may be rejected by our customers or consumers, and may result in lower sales volumes. To the extent we are unable to offset present and future input cost increases including over sustained periods of elevated input cost inflation, our operating results could be materially and adversely affected.

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

In recent years, our industry has been impacted by supply chain disruptions, transportation issues, labor challenges, and continued changes in global economic conditions, which have impacted and are continuing to impact our operations and profitability. Continued inflation, rising interest rates, decreased availability of capital, volatility in financial markets, declining consumer spending rates, recessions, decreased energy availability, and increased energy costs (including fuel surcharges) have in the past caused and are continuing to cause challenges for us, our suppliers, vendors, customers, and consumers of our products and may negatively impact our profitability. These supply chain disruptions have impacted our ability to source ingredients and manufacture and distribute our products, and may make it difficult for our customers to accurately forecast and plan for their purchases of our products to optimize restocking, all of which could negatively impact our business and profitability.

Investments in our facilities and operations, including investments in new facilities, equipment, technologies and digital transformation, may result in periods of decreased production or increased costs and such investments may not achieve the intended financial benefits.

We continue to incur significant costs to upgrade, maintain, and expand production at various facilities, equipment, or technologies. We have committed to investing in automation, connected data, improved equipment, and artificial intelligence to upgrade our operations and increase productivity. Additionally, we have in the past, and may in the future, incur increased costs or periods of decreased production relating to upgrading facilities, equipment and technologies, transferring production among our facilities, utilizing third-party contract manufacturers, closing existing facilities, expanding existing facilities, and opening new facilities.

If the cost of our investments is higher than anticipated, the investments are not sufficient to meet our business needs, we are unable to fully utilize new, upgraded, or expanded facilities, or we are unable to complete our improvement and expansion projects in a timely manner or in accordance with our specifications, we may be delayed in realizing the intended benefits or our financial performance could be negatively affected.

We have in the past been and may in the future be subject to product recalls, product liability and labeling claims, and changing legal or regulatory requirements, any of which could negatively impact our profitability.

We sell food products for human consumption, which creates a risk of legal claims for personal injury resulting from the consumption of our products. We may be subject to liability resulting from claims (and have been or could be subject to lawsuits) alleging that the use or consumption of any of our products causes injury (including pending litigation alleging that certain of our products should be considered “ultra-processed” and consumption of such “ultra-processed” products allegedly causes negative health impacts), illness, or death. Such claims may also allege product contamination or spoilage, product tampering, other adulteration of food products such as foreign material, mislabeling, and misbranding.

In addition, we may take marketplace action such as a voluntary product recall in the event of contamination or quality issues. We have issued recalls and have from time to time been and currently are involved in lawsuits relating to our food products. A significant product liability judgment or a widespread product recall may negatively impact our sales and profitability for a period of time depending on the costs of the recall, the destruction of product inventory, product availability, competitive reaction, customer reaction, and consumer attitudes.

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

Maintaining a good reputation is critical to selling our products. Product contamination or tampering, the failure to maintain high standards for product quality, safety, and integrity, including with respect to raw materials and ingredients obtained from suppliers, claims relating to health and wellness or allegations of product quality issues, mislabeling, or contamination, even if untrue, may reduce demand for our products or cause production and delivery disruptions. Our reputation could also be adversely impacted by any of the following, or by adverse publicity (whether or not valid) relating thereto: product recalls; claims asserted regarding the health implications of certain food products, specific ingredients, food packaging, or food production methods, including claims regarding “ultra-processed” products; the failure to maintain high ethical, social, and environmental standards or achieve stated goals for our operations and activities, including our expectations for our supply chain regarding ethical sourcing; the failure to achieve any stated goals with respect to the nutritional profile of our products; our research and development efforts; or our environmental impact, including use of agricultural materials, packaging, energy use, and waste management.

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

Our sales and cash flows are affected by seasonal cyclicality. For example, sales of frozen foods, including frozen vegetables and frozen complete bagged meals, tend to be marginally higher during the winter months and pie sales peak during the months of November and December due to holidays. Since many of the raw materials we process are agricultural crops, production of these products is predominantly seasonal, occurring during and immediately following the purchase of such crops. For these reasons, sequential quarterly comparisons are not a good indication of our performance or how we may perform in the future. If we are unable to obtain access to working capital when needed or if seasonal fluctuations are greater than anticipated, there could be a material adverse effect on our financial condition, results of operations, or cash flows.

Credit Risks

Our existing and future debt may limit cash flow available to invest in the ongoing needs of our business and could prevent us from fulfilling our debt obligations, financing at attractive borrowing costs, or returning cash to stockholders.

As of May 31, 2026, we had total debt of approximately $7.27 billion, including approximately $7.02 billion aggregate principal amount of outstanding senior unsecured notes, of which $762.5 million aggregate principal amount is maturing in October 2026. Our ability to make payments on our debt, fund our other liquidity needs, make planned capital expenditures, and return cash to stockholders will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs, make planned capital expenditures, or return cash to stockholders.

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

A downgrade to our credit ratings would increase our borrowing costs and could affect our ability to issue debt and access the commercial paper markets, which we actively utilized in fiscal 2026 for our ongoing funding requirements. Additionally, disruptions in the commercial paper market or other effects of volatile economic conditions on the credit markets could also reduce the amount of commercial paper that we could issue and raise our borrowing costs.

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

In fiscal 2026, we continued to make targeted investments in advertising and promotions in response to market conditions. There is no guarantee that our advertising and promotional activities will be successful or that our competitors will not engage in more aggressive advertising and promotion activities which could negatively impact our sales volumes.

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

Failure to modernize and adopt new technologies, including artificial intelligence technology and solutions, could disadvantage us competitively.

Our success may increasingly depend on driving increased productivity and efficiency by effectively leveraging new technologies, including artificial intelligence technology and solutions (AI). Our competitors may adopt new technologies, modernize their operations, and incorporate AI into their businesses analysis and processes more quickly than we do, driving increased productivity and efficiencies, speeding innovation, and allowing for faster responses to consumer trends, which could have an adverse effect on our competitive position. Additionally, any failure to use new technologies, including AI, in an effective and ethical manner, or failure to adequately protect confidential information or address inaccuracies in AI-generated outputs, may impact our reputation and ability to compete.

Consumer and Customer Risks

We must identify changing consumer preferences and develop and offer food products and packaging to meet their preferences.

Consumer preferences evolve over time and the success of our food products depends on our ability to identify the priorities, tastes and dietary habits of consumers and to offer products that appeal to these preferences. Consumer response to our products may be influenced by a growing number and complexity of factors (as well as media, social media, and regulatory activity impacting such factors), including taste, nutrition, pack and portion sizes, and concerns of consumers regarding broader health and wellness perceptions, obesity, product attributes, ingredients, food production methods, sourcing of packaging materials, use of organic or natural ingredients, human rights impacts, environmental impacts, recyclability of packaging and local sourcing of ingredients. Continued focus on wellness and growing use of weight loss medication has caused, and may continue to cause, shifts in consumer preferences and, if we fail to anticipate and appropriately respond to customer preferences, may impact our product sales, financial condition, and operating results.

Introduction of new products and product extensions including variations of pack and portion sizes requires significant development and marketing investment. If our products fail to meet changing consumer preferences or habits or are not perceived by consumers as delivering value, or if we fail to introduce new and improved products or fail to offer alternative pack and portion size offerings on a timely basis, then the return on that investment will be less than anticipated and our strategy to grow sales and profits with investments in acquisitions, marketing, and innovation will be less successful. Similarly, demand for our products could be affected by consumer concerns or perceptions regarding the health effects of, and changes in regulatory restrictions on, certain packaging materials (such as per- and polyfluoroalkyl substances commonly referred to as PFAS), food production methods, ingredients such as colors or preservatives, sodium, trans fats, sugar, genetically modified ingredients, or other product attributes. New or changing limitations on inclusion of our products under government food assistance programs for consumers may also negatively impact demand for our products.

Changes in our relationships with significant customers, including our largest customer, could adversely affect us.

During fiscal 2026, our 10 largest customers accounted for approximately 60% of our consolidated net sales, with our largest customer, Walmart, Inc. and its affiliates, accounting for approximately 29% of our consolidated net sales. There can be no assurance that Walmart, Inc. and other significant customers will continue to purchase our products in the same quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing. The loss of a significant customer or a material reduction in sales to a significant customer could materially and adversely affect our product sales, financial condition, and results of operations.

Our customers are generally not contractually obligated to purchase from us and their decision to purchase from us is driven by multiple factors, including consumer preferences and demand, price, product quality, customer service performance, availability, and other factors. Strategic and financial goals of our customers can impact their purchasing decisions, including store space allocation among product categories and shelf placement of our products.

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

Third-Party Partner Risks

Disruptions to our supply chain have had and could continue to have an adverse impact on our business, financial condition, and results of operations.

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

Although most of our products are manufactured in North America and we source the significant majority of our ingredients and raw materials from North America, global supply has at times been and may continue to be constrained, which has caused and may continue to cause the price of certain ingredients and raw materials used in our products to increase and/or we may experience disruptions to our operations. Additionally, although we have no direct operations in Iran or elsewhere in the Middle East, Russia, Ukraine, China, or Taiwan, we have experienced, and may again experience, shortages in materials from these regions, increased tariffs, sanctions or restrictions relating to these areas, and increased costs or volatility relating to transportation, energy, and raw materials impacted by these regions, and reduced consumer confidence and consumption in these regions due in part to the negative impact of military conflicts and rising tensions in these areas on the global economy. To date, these conflicts have not had a material impact on our business, financial condition, or results of operations, but continued geopolitical turmoil may negatively impact our supply chain and our ability to manufacture or sell our products.

Dependency on contract manufacturing arrangements could impact our sales volume and adversely affect our results of operations.

Our businesses periodically enter into contract manufacturing arrangements with third-party manufacturers of products. The terms of these agreements vary. Although many agreements are for a relatively short period of time, some of our contract manufacturing agreements are for extended periods. Volumes produced under each of these agreements can fluctuate significantly based upon the product’s life cycle, product promotions, alternative production capacity, and other factors, none of which are under our direct control. Our future ability to enter into, maintain or expand these contract manufacturing arrangements is not guaranteed, and an inability for the Company to obtain favorable contract manufacturing pricing or sufficient contract manufacturing availability or production capacity could have a significant negative impact on sales volume.

As we outsource certain functions, we become more dependent on the third parties performing those functions.

As part of a concerted effort to achieve cost savings and efficiencies, we have entered into agreements with third-party service providers under which we have outsourced certain information systems, sales, finance, accounting, and other functions, and we may enter into managed services agreements with respect to other functions in the future. If any of these third-party service providers do not perform according to the terms of the agreements, or if we fail to adequately monitor their performance, including their use of new AI technologies, we may not be able to achieve the expected cost savings or we may have to incur additional costs to correct errors made by such service providers, and our reputation could be harmed. Depending on the function involved, such errors may also lead to business interruption, damage or disruption of information technology systems, processing inefficiencies, the loss of or damage to intellectual property or non-public company sensitive information, effects on financial reporting, litigation or remediation costs, or damage to our reputation, any of which could have a material adverse effect on our business.

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

In the past, we have been impacted by cyber breaches experienced by third parties in our supply chain. If any of our third-party service providers or any other third parties in our supply chain experience a cyber breach or system failure, their businesses may be negatively impacted, which can disrupt our end-to-end supply chain or affect our ability to fulfill customer orders, both of which could have a material adverse effect on our business.

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

New and changing extended producer responsibility (EPR) laws and regulations that recently have been, and are being, implemented in the United States and Canada may increase our costs or require us to contribute funding to support recycling and waste processing infrastructure by making manufacturers, like Conagra, responsible for the cost of disposal of food packaging after consumer use. These EPR laws and regulations also may require us to use more post-consumer recycled material in our packaging or switch to other types of packaging to meet future recyclability requirements, which may further increase our costs. Additionally, we may suffer losses if changes to regulations require us to change the ingredients we use or how we process, package, transport, store, distribute, advertise, or label our products or include changes that increase our risk of liability for deceptive advertising. Moreover, depending on the implementation of such regulatory changes, we could have increased risk for a product recall or have existing inventory become unsellable, which could materially and adversely impact our product sales, financial condition and operating results.

Changes to U.S. health policies can result in increasing scrutiny on the food industry and changes to consumer preferences. In 2025, the Food and Drug Administration called on the food industry to phase out the approved use of petroleum-based synthetic dyes in food products, and the Make America Healthy Again Commission, led by the U.S. Health and Human Services and established by an Executive Order in 2025, published assessment and strategy reports discussing factors allegedly contributing to chronic disease, including diet. Additionally, some states have proposed initiatives or adopted laws and regulations that ban or impose unique labeling requirements or restrictions for certain food ingredients and food products including packaging. While the full impact of these state and federal level activities on our products and business remains uncertain, inconsistent laws and changes to laws and regulations regarding food ingredients, production methods, labeling, packaging, or nutritional requirements could or will require reformulation of certain products, which in turn could impact demand for our products or increase our compliance costs, any of which could have a material adverse effect on our business, financial condition, and results of operations.

In addition, changes in other laws and regulations, including changes in taxation requirements and new or increased tariffs on products imported from certain countries, may lead to increased costs and could negatively affect our business, financial condition, and results of operations.

Our operations are also subject to extensive and increasingly stringent regulations administered by the Environmental Protection Agency and similar state, local, and foreign government agencies, which pertain to the discharge of materials into the environment and the handling and disposition of waste. Failure to comply with these regulations can have serious consequences, including civil and administrative penalties and negative publicity. Changes in applicable laws or regulations or evolving interpretations thereof, including increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change, may result in increased compliance costs, capital expenditures, and other financial obligations for us, which could affect our profitability or impede the production or distribution of our products, and affect our net operating revenues.

Climate change, or legal, regulatory, or market measures to address climate change, may negatively affect our business and operations.

Climate change related adverse weather conditions, water shortages, and natural disasters may reduce agricultural productivity leading to decreased availability or less favorable pricing for commodities necessary for our products, including wheat, tomatoes, and various vegetables. Climate change related reduced availability or increased cost of water may also affect our manufacturing and distribution operations, or disrupt the productivity of our facilities and supply chain.

Continued concern over climate change may result in additional regional, federal, and/or global legal and regulatory requirements including changes to energy policies, increased mandatory disclosure obligations, and carbon pricing regulations or taxes. If such regulations are more aggressive than our climate risk mitigation measures, we may experience significant increases in our costs of operation and delivery, including, increasing regulation of fuel emissions.

We may incur increased costs if such regulatory actions result in sustained elevated compliance costs. Collecting, measuring and analyzing information relating to such matters can be costly, time-consuming, dependent on third-party cooperation and unreliable. Furthermore, methodologies for measuring, tracking and reporting on such matters continue to change over time, which requires our processes and controls for such data to evolve as well.

Additionally, we may face increased pressure from customers, consumers, investors, activists and other stakeholders to modify our products or operations away from ingredients or activities that are considered to have a higher impact on climate change.

From time to time, we establish strategies and expectations related to climate change and other environmental matters. Our ability to achieve any such strategies or expectations is subject to numerous factors and conditions outside of our control, including evolving regulatory standards, the pace of scientific and technological developments, increased costs, availability of financing, market trends, conduct of third-party manufacturers and suppliers, supply chain constraint or disruptions, and changes in carbon markets or carbon taxes. We may be required to expend significant resources to achieve these strategies and expectations. There can be no assurance of the extent to which any of our strategies or expectations will be achieved, or that any future investments we make will meet stakeholder expectations. Failures or delays (whether actual or perceived) in achieving our strategies or expectations related to climate change and other environmental matters could adversely affect our business, operations, and reputation, and increase risk of litigation.

Cybersecurity, Information Technology Risks, and AI-Related Risks

Our business operations could be disrupted if our information technology systems fail to perform adequately.

We rely on information technology networks and systems, including the Internet, to process, transmit, and store information, to manage and support a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. Our information technology systems, some of which are dependent on services provided by third parties, may be vulnerable to damage, interruption, or shutdown due to any number of causes outside of our control such as catastrophic events, natural disasters, fires, power outages, systems failures, telecommunications failures, employee error or malfeasance, security breaches, computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, hacking, and other cyberattacks. Additionally, the increased regularity of employees, including third-party employees, accessing technology infrastructure remotely may create additional information technology and data security risks.

If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and associated automated and manual control processes, including related to new AI technologies, we could be subject to billing, payment, and collection errors, business disruptions, or damage resulting from security breaches. Failure to implement new technologies could result in lower productivity and higher costs. If any of our significant information technology systems suffer severe damage, disruption, or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results. In addition, there is a risk of business interruption, violation of data privacy laws and regulations, litigation, and reputational damage from leakage of confidential information. Any interruption of our information technology systems could have operational, reputational, legal, and financial impacts that may have a material adverse effect on our business.

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

Sophisticated cybersecurity threats pose a potential risk to the security and viability of our information technology systems, as well as the confidentiality, integrity, and availability of the data stored on those systems, including cloud-based platforms. Our initiatives to continue to modernize our operations, adopt new technology to increase efficiency, and increase data digitalization and improve connectively of our production facilities may increase our potential exposure to cybersecurity risks and add additional complexity to our cybersecurity program.

Similarly, rapid development and increased adoption of AI technology in our operations may create the need for rapid modifications to our cybersecurity program and increase our cybersecurity risks.  Furthermore, the technology and techniques used in cyberattacks are also rapidly evolving. Threat actors are increasingly leveraging AI and machine learning techniques, such as generative AI-enabled phishing, deepfake impersonations, automated vulnerability discovery, adaptive malware, and large-scale credential-stuffing campaigns, to execute more sophisticated cyberattacks that may be more difficult to detect and defend against. We can provide no assurance that our cybersecurity program will be able to evolve at a pace sufficient to address all of these threats or that our defenses will remain effective against attacks utilizing these advanced capabilities.

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

We are exposed to risk based on our increasing adoption and use of AI in a rapidly-evolving regulatory landscape.

As we increase the use of AI in our business to support operational efficiencies, supply chain management, product development, marketing capabilities, human capital management, and administrative support, the challenges associated with properly managing such use increase, as does the risk to us of reputational harm, competitive harm, and legal liability that could adversely affect our business. The use of AI exposes us to potential information deficiencies, inaccuracies or misleading output, data privacy breaches, inadequate protection of confidential information and intellectual property rights, infringement on third parties’ intellectual property rights, flawed decision-making, and increased costs that may have a negative impact on our business.

Further, the global legal, regulatory, and ethical landscape surrounding AI is rapidly evolving and remains uncertain. Compliance with new and evolving laws, regulations, or industry standards relating to AI may require significant investment and resources, may limit our ability to use AI, and could result in reputational harm, legal liability, or other adverse effects on our operations and overall business. The rapidly evolving and expanding use of AI, along with the introduction of increasingly disparate requirements across the various U.S. jurisdictions in which we operate, as well as evolving international privacy and cybersecurity regimes, complicates our compliance obligations and may require adaptation of our technologies, practices, and operations, which could increase our costs.

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

We compete with other companies both within and outside of our industry for talented personnel. We continue to experience increased competition for talent and at times, in recent years, have experienced periods of increased employee turnover. We could experience shortages of employees with specialized skills, such as skills in emerging technologies including AI and data analytics, especially emerging technology enabling us to formulate our business strategies based on consumer insights. If we do not successfully compete for the best talent, our business activities may be adversely affected.

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

As of May 31, 2026, we had goodwill of $8.12 billion and other intangibles of $1.83 billion. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of other intangibles represents the fair value of trademarks, customer relationships, and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by multiple factors including increasing competitive pressures, reduced demand for our products, sustained stock price decline, disruption in our operations as a result of internal and external events including disruptions involving contract manufacturing arrangements, declining consumer sentiment, macroeconomic uncertainties, lower than expected revenue and profit growth rates, changes in industry earnings before interest, taxes, depreciation and amortization multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.), or the bankruptcy of a significant customer. Any impairment to goodwill or other intangible assets could negatively impact our net worth and results of operations.

Securities Risks

We may not repurchase the full share repurchase value currently authorized.

The Company’s total remaining share repurchase authorization as of May 31, 2026 was $837.6 million of our outstanding common stock.  This authorization does not obligate us to repurchase any shares at any time. The amount and timing of any stock repurchases will be determined based on multiple factors including stock price, liquidity, economic and market conditions. We cannot guarantee that we will continue share repurchases up to the authorized amount, and furthermore, if we do repurchase any of our stock, such action may not result in increased value for our stockholders.

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

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Assessing, Identifying and Managing Material Risks

Our cybersecurity program is focused on assessing, identifying, and managing risks arising out of our use of information technology including the risk of cybersecurity incidents and threats. Our program is informed by recognized frameworks (such as the U.S. Department of Commerce’s National Institute of Standards and Technology Cybersecurity Framework) and leverages external and internal expertise, as appropriate. Our program is integrated into our operations and is widely communicated to employees through annual employee and contractor cybersecurity awareness training, regular awareness exercises, and employee outreach activities including cybersecurity tech talks, on-site digital signage, intranet resources, CEO cybersecurity champion recognition at quarterly town hall meetings, and other targeted communications. These awareness measures are coupled with ongoing implementation of technology aimed at reducing vulnerabilities (including external testing and validation) and to monitor and assess threats. Our program includes monitoring on an ongoing basis by automated tools that detect threats and trigger alerts for assessment, investigation, and remediation by our internal cybersecurity team.

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

Management

The Company maintains a dedicated internal cybersecurity team that is supported by internal and external software, third-party experts, and threat intelligence resources. Members of our cybersecurity team provide cybersecurity reports to our Board, senior leadership team (SLT), and cross-functional leaders and teams.  The internal cybersecurity team is responsible for implementing our cybersecurity strategy including policies, standards, architecture, and processes including our processes for identifying cybersecurity risks and threats and recommending mitigating actions to strengthen cybersecurity resilience. In addition, our internal cybersecurity team is responsible for managing detection, mitigation, and remediation of all cybersecurity incidents.

Throughout fiscal 2026, Conagra’s Cybersecurity Team was led by our Chief Information Security Officer (CISO). Our CISO, a certified information security professional, has more than 25 years of cybersecurity leadership experience across multiple industries and holds a Doctor of Science (DSc) degree in Cybersecurity. The CISO reports to our Chief Information Officer (CIO), who has been with Conagra for more than 20 years serving in various leadership roles in information technology, finance, and business services. We believe our CIO possesses a firm understanding of the Company’s cybersecurity landscape, risks, and knowledge of the capabilities of our cybersecurity and information systems personnel.

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

Board of Directors and its Audit/Finance Committee

Our Board and its Audit/Finance Committee exercises oversight over our enterprise risk management including our cybersecurity program. The Audit/Finance Committee receives updates from our CIO or CISO at each of its regularly scheduled meetings regarding matters related to information technology and cybersecurity including the state of the Company’s cybersecurity programs, emerging cybersecurity developments and threats, the Company’s use of new technologies including AI, and the Company’s strategy to mitigate cybersecurity risks. Additionally, our full Board receives reports on our cybersecurity program at least annually which includes a review of our cybersecurity incident response plans which are described above.

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

As of July 15, 2026, we had 37 domestic manufacturing facilities located in Arkansas, California, Colorado, Illinois, Indiana, Iowa, Kentucky, Maryland, Michigan, Minnesota, Missouri, Nebraska, Nevada, Ohio, Tennessee, Washington, and Wisconsin. We also have international manufacturing facilities in Canada and Mexico, and an ownership interest in an additional international manufacturing facility in Mexico.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange, where it trades under the ticker symbol: CAG. At June 28, 2026, there were approximately 11,053 stockholders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No shares of common stock were purchased during the fourth quarter of fiscal 2026.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a summary of significant factors relevant to our financial performance and condition. The discussion and analysis should be read together with our consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data. Results for the fiscal year ended May 31, 2026 are not necessarily indicative of results that may be attained in the future.

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

Readers of this report should understand that these forward-looking statements are not guarantees of performance or results. Forward-looking statements provide our current expectations and beliefs concerning future events and are subject to risks, uncertainties, and factors relating to our business and operations, all of which are difficult to predict and could cause our actual results to differ materially from the expectations expressed in or implied by such forward-looking statements. These risks, uncertainties, and factors include: risks associated with general economic and industry conditions, including inflation, oil, energy and fuel costs, reduced consumer confidence and spending, increased tariffs and taxes, actual or threatened hostilities or war and/or other geopolitical conflicts, declining benefits or changing eligibility requirements under government food assistance programs for consumers, rising unemployment, recessions, supply chain challenges, labor cost increases or shortages, interest rate and currency rate fluctuations; risks related to the availability and prices of commodities and other supply chain resources, including raw materials, packaging, energy, and transportation, weather conditions, pandemics, epidemics, and disease, in humans, plants, and animals; disruptions or inefficiencies in our supply chain and/or operations; risks related to the effectiveness of our hedging activities and ability to respond to volatility in commodities; risks related to the ultimate impact of, including reputational harm caused by, any product recalls and product liability or labeling litigation; risks related to our ability to execute operating and value creation plans and achieve returns on our investments and targeted operating efficiencies from cost-saving initiatives, and to benefit from trade optimization programs; risks related to our ability to deleverage on currently anticipated timelines, and to continue to access capital on acceptable terms or at all; risks related to the Company’s competitive environment, cost structure, and related market conditions; risks related to our ability to respond to changing consumer preferences, including health and wellness perceptions and the success of our innovation and marketing investments; risks associated with actions by our customers, including changes in distribution and purchasing terms; risks related to the seasonality of our business; risks associated with our contract manufacturing arrangements and other third-party service provider dependencies; risks associated with actions of governments and regulatory bodies that affect our businesses, including regulations or interpretations designed to address climate change; risks related to the Company’s ability to execute on its strategies or achieve expectations related to environmental, social, and governance matters, including as a result of evolving legal, regulatory, and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon pricing or carbon taxes; risks related to a material failure in or breach of our or our vendors’ information technology systems and other cybersecurity incidents; risks related to our ability to identify, attract, hire, train, retain and develop qualified personnel; risk of increased pension, labor or people-related expenses; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges; risks relating to our ability to protect our intellectual property rights; risks relating to acquisition, divestiture, joint venture or investment activities; the amount and timing of future dividends, which remain subject to Board approval and depend on market and other conditions; the amount and timing of future stock repurchases; and other risks described in our reports filed from time to time with the U.S. Securities and Exchange Commission (the “SEC”). We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report. We undertake no responsibility to update these statements, except as required by law.

The discussion that follows should be read together with the consolidated financial statements and related notes contained in this report. Results for fiscal 2026 are not necessarily indicative of results that may be attained in the future.

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

Trends Impacting our Business

We continue to expect our industry to be impacted by weak consumer sentiment, inflation, commodity cost fluctuations, supply chain pressures, trade and regulatory uncertainty, and other global macroeconomic challenges. In fiscal 2026, these challenges resulted in input cost inflation, labor cost inflation, and higher oil, energy, and fuel costs. Additionally, in fiscal 2026, rapidly changing U.S. tariffs and reciprocal tariffs caused increased uncertainty as well as input cost inflation in key materials used in our products, including tin-plate steel used in packaging for our canned products, which we were able to partially offset with productivity initiatives and price increases on impacted products.

We will continue to evaluate the evolving macroeconomic environment to take action to mitigate the impact on our business, consolidated results of operations, and financial condition. While we will continue to seek to offset input cost inflation with productivity initiatives and tariff mitigation efforts, we anticipate that we may need to increase prices on certain products in fiscal 2027 to mitigate margin impacts and would expect corresponding elasticity impacts. Throughout fiscal 2027, continued consumer sensitivity to price increases may negatively impact our volumes while input cost inflation could negatively impact our earnings.

We expect consumer expectations to continue to evolve and we plan to continue our focus on innovation to meet consumers’ changing preferences. With consumers prioritizing wellness and the increase in affordability and accessibility of weight loss drugs, we see consumers continuing to seek products that enhance their wellness and weight management goals, including portion-controlled, high protein, and high fiber meals and snacks, positioning our portfolio of products well for fiscal 2027.

Fiscal 2026 Results

Fiscal 2026 results compared to fiscal 2025 reflected lower net sales, inclusive of a 53rd week in fiscal 2026. On an organic basis, which excludes the impacts of foreign exchange, acquisitions, divestitures, and the 53rd week, increased net sales in our Foodservice segment were more than offset by declines in our Grocery & Snacks, Refrigerated & Frozen, and International segments. Gross profit decreased primarily due to lower net sales, input cost inflation, and unfavorable operating leverage, partially offset by productivity and the 53rd week.

Segment operating profit decreased across all segments. Selling, general and administrative (“SG&A”) expenses decreased due to items impacting comparability, partially offset by higher incentive compensation expense in fiscal 2026. Compared to fiscal 2025, we recognized lower equity method investment earnings, lower interest expense, and higher income tax expense. Excluding items impacting comparability, our effective tax rate increased from fiscal 2025.

Diluted loss per share was $4.00 in fiscal 2026 compared to diluted earnings per share of $2.40 in fiscal 2025, reflecting lower net income in fiscal 2026.

See “Items Impacting Comparability” below for a discussion of significant items affecting the comparability of year-over-year results.

Items Impacting Comparability

Items of note impacting comparability of results for fiscal 2026 included the following:

●	charges totaling $2.93 billion ($2.73 billion after-tax) related to the impairments of goodwill and certain brand intangible assets,
●	an income tax benefit of $35.2 million and related equity method investment benefit of $0.3 million ($35.5 million after-tax) associated with certain elections made on an income tax return of a joint venture,
●	a net gain of $42.2 million ($20.6 million after-tax loss) associated with the divestiture of our Chef Boyardee® and frozen fish businesses,
●	charges totaling $45.7 million ($34.6 million after-tax) in connection with our restructuring plans,
●	a net benefit of $37.4 million ($28.3 million after-tax) related to legacy legal matters,
●	a net benefit of $22.5 million ($17.1 million after-tax) primarily related to our year-end remeasurement of certain hourly pension plan liabilities,
●	income tax expense of $11.1 million related to a former divestiture,
●	charges totaling $8.1 million ($8.1 million after-tax) related to the separation of our CEO,
●	charges of $7.5 million ($5.7 million after-tax) related to restructuring activities of the Ardent Mills joint venture, and
●	charges totaling $5.4 million ($4.1 million after-tax) related to environmental matters.

Items of note impacting comparability of results for fiscal 2025 included the following:

●	income tax benefits of $253.5 million associated with the release of valuation allowances on certain deferred tax assets based primarily on interactions with the taxing authorities,
●	charges totaling $101.7 million ($77.0 million after-tax) in connection with our restructuring plans,
●	net charges totaling $88.7 million ($67.0 million after-tax) related to legacy legal matters,
●	charges of $72.1 million ($55.4 million after-tax) related to the impairments of certain brand intangible assets,
●	charges totaling $29.5 million ($24.4 million after-tax) primarily related to the impairment of a business held for sale,
●	a gain of $17.0 million ($12.8 million after-tax) associated with insurance proceeds from the previous fire that occurred at one of our manufacturing facilities,
●	a non-cash settlement gain of $13.0 million ($9.8 million after-tax) associated with a partial transfer of our U.S. defined benefit pension plan obligation to a third-party insurance provider through the purchase of an annuity contract, and
●	charges of $7.2 million ($5.5 million after-tax) related to restructuring activities of the Ardent Mills joint venture.

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

Presentation of Information

Below is a detailed discussion and comparison of our results of operations for the fiscal years ended May 31, 2026 and May 25, 2025. For a discussion of changes from the fiscal year ended May 26, 2024 to the fiscal year ended May 25, 2025, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended May 25, 2025 (filed July 10, 2025).

Fiscal 2026 compared to Fiscal 2025

Net Sales

($ in millions)	Net Sales
Reporting Segment	Fiscal 2026	Fiscal 2025	% Inc (Dec)
Grocery & Snacks	$4,610.1	$4,899.3	(5.9)%
Refrigerated & Frozen	4,641.8	4,662.3	(0.4)%
International	913.9	956.5	(4.4)%
Foodservice	1,115.8	1,094.7	1.9%
Total	$11,281.6	$11,612.8	(2.9)%

Net sales for fiscal 2026 in our Grocery & Snacks segment included a decrease in organic volumes of 2.4% and an increase in price/mix of 2.3% when compared to fiscal 2025, primarily due to inflation-driven pricing and corresponding elasticity impacts. The inclusion of an additional week of results in fiscal 2026 accounted for 1.8% of an increase in net sales when compared to fiscal 2025. Fiscal 2026 and 2025 included $7.0 million and $385.9 million, respectively, of net sales related to our Chef Boyardee® business, which was sold in the first quarter of fiscal 2026. Fiscal 2026 also included inorganic net sales of $10.6 million associated with the acquisitions of Sweetwood Smoke & Co. in August 2024 and a contract manufacturer in July 2024 through the respective one-year anniversary of each acquisition.

Net sales for fiscal 2026 in our Refrigerated & Frozen segment included a decrease in organic price/mix of 1.0% and an increase in organic volume of 0.3% compared to fiscal 2025. The inclusion of an additional week of results in fiscal 2026 accounted for 1.8% of an increase in net sales when compared to fiscal 2025. Fiscal 2026 and 2025 included $4.9 million and $76.8 million, respectively, of net sales related to our frozen fish business, which was sold in the first quarter of fiscal 2026. Additionally, we estimate that net sales during fiscal 2025 were impacted by approximately $24 million due to temporary manufacturing disruptions in our Hebrew National® business during the key grilling season.

Net sales for fiscal 2026 in our International segment reflected a 4.2% decrease in organic volume, a 3.2% increase due to favorable foreign exchange rates, and a 1.7% increase in organic price/mix, in each case compared to fiscal 2025. The favorable foreign exchange rates were primarily due to the strength of the US dollar relative to the Mexican Peso in comparison to the prior year. The inclusion of an additional week of results in fiscal 2026 accounted for 1.9% of an increase in net sales when compared to fiscal 2025. Fiscal 2026 and 2025 included $1.1 million and $43.1 million, respectively, of net sales related to our Chef Boyardee® business. In addition, fiscal 2025 included $23.6 million of net sales related to our ownership stake in Agro Tech Foods Limited (“ATFL”), which was sold in the first quarter of fiscal 2025.

Net sales for fiscal 2026 in our Foodservice segment included an increase in organic price/mix of 3.6% compared to fiscal 2025, primarily due to inflation justified pricing actions. Organic volume decreased by 2.2% compared to fiscal 2025, reflecting soft but generally stable trends in commercial traffic. The inclusion of an additional week of results in fiscal 2026 accounted for 2.0% of an increase in net sales when compared to fiscal 2025. Fiscal 2025 included $16.2 million of net sales related to our Chef Boyardee® and frozen fish businesses. Additionally, we estimate that net sales in our Foodservice segment during fiscal 2025 were impacted by approximately $3 million due to the temporary manufacturing disruptions in our Hebrew National® business.

SG&A Expenses (Includes general corporate expenses)

SG&A expenses totaled $1.44 billion for fiscal 2026, a decrease of $97.9 million compared to fiscal 2025. SG&A expenses for fiscal 2026 reflected the following:

Items impacting comparability of earnings

●	net charges of $33.8 million in connection with our restructuring plans,
●	a net benefit of $37.4 million related to legacy legal matters,
●	charges totaling $8.1 million related to the separation of our CEO, and
●	charges totaling $5.4 million related to environmental matters.

Other changes in expenses compared to fiscal 2025

●	an increase in short-term incentive expense of $41.6 million primarily due to an increase in the estimated level of achievement of certain performance targets,
●	an increase in advertising and promotion expense of $16.2 million,
●	an increase in share-based payment expense of $13.4 million,
●	a decrease in consulting and professional fees of $12.9 million,

●	an increase in salary, wage, and fringe benefit expense of $12.0 million primarily due to the 53rd week in the current fiscal year,
●	a decrease in amortization expense of $10.6 million,
●	an increase in deferred compensation expense of $8.0 million primarily due to market volatility between periods, and
●	an increase in information technology-related expenses of $7.4 million.

SG&A expenses for fiscal 2025 included the following items impacting the comparability of earnings:

●	net charges of $91.1 million in connection with our restructuring plans and
●	net charges totaling $88.7 million related to legacy legal matters.

Segment Operating Profit

($ in millions)	Segment Operating Profit[1]
Reporting Segment	Fiscal 2026	Fiscal 2025	% Inc (Dec)
Grocery & Snacks	$885.0	$1,017.0	(13.0)%
Refrigerated & Frozen	485.6	651.7	(25.5)%
International	134.4	143.9	(6.7)%
Foodservice	114.3	131.0	(12.8)%

1 Segment operating profit is defined as operating profit excluding the effect of items impacting comparability. See Note 20, “Business Segments and Related Information”, to the Consolidated Financial Statements contained in this report for further discussion.

Segment operating profit in our Grocery & Snacks segment for fiscal 2026 reflected a decrease in gross profit of $125.6 million compared to fiscal 2025. The decrease in gross profit was driven by the impacts of input cost inflation, unfavorable operating leverage, and a reduction in profit associated with the sale of our Chef Boyardee® business, partially offset by the inclusion of the 53rd week of our current fiscal year and productivity. In addition, we recognized a benefit of $11.3 million in fiscal 2025 related to insurance proceeds for lost sales from our fiscal 2023 brand recall on Armour Star®. Segment operating profit was also impacted by higher SG&A expenses compared to fiscal 2025.

Segment operating profit in our Refrigerated & Frozen segment for fiscal 2026 reflected a decrease in gross profit of $133.6 million compared to fiscal 2025. The decrease was driven by the impacts of lower organic net sales, input cost inflation, unfavorable operating leverage, and a reduction in profit associated with the sale of our frozen fish business, partially offset by the inclusion of the 53rd week of our current fiscal year and productivity. In addition, we estimate that gross profits during fiscal 2025 were negatively impacted by approximately $10 million, primarily due to lost profits, abnormal manufacturing variances, and certain inventory write-offs resulting from the temporary manufacturing disruptions in our Hebrew National® business. Segment operating profit was also impacted by higher SG&A expenses compared to fiscal 2025, which included an increase of $15.5 million in advertising and promotion expenses.

Segment operating profit in our International segment for fiscal 2026 reflected a decrease in gross profit of $11.5 million compared to fiscal 2025. The decrease was driven by the organic net sales decline discussed above, the impacts of input cost inflation, unfavorable operating leverage, and a reduction in profit associated with the sale of our ownership stake in ATFL, partially offset by the inclusion of the 53rd week of our current fiscal year, productivity, and favorable foreign exchange rates.

Segment operating profit in our Foodservice segment for fiscal 2026 reflected a decrease in gross profit of $11.5 million compared to fiscal 2025. The decrease in gross profits was driven by the impacts of input cost inflation, unfavorable operating leverage, and a reduction in profit from divested businesses, partially offset by the increase in organic net sales discussed above, the inclusion of the 53rd week of our current fiscal year, and productivity. Segment operating profit was also impacted by higher SG&A expenses compared to fiscal 2025.

Pension and Postretirement Non-service Income

In fiscal 2026, pension and postretirement non-service income was $45.9 million, an increase of $20.0 million compared to fiscal 2025. Fiscal 2026 reflected lower interest costs as a result of the partial transfer of our U.S. defined benefit pension plan obligation to a third-party insurance provider through the purchase of an annuity contract in the fourth quarter of fiscal 2025. Fiscal 2025 included a non-cash settlement gain of $13.0 million associated with the partial transfer. In addition, fiscal 2026 included a net benefit of $22.5 million primarily related to our year-end remeasurement of certain hourly pension plan liabilities.

Interest Expense, Net

In fiscal 2026, net interest expense was $382.6 million, a decrease of $34.1 million, or 8.2%, from fiscal 2025. The decrease was driven by an overall reduction of our debt balances. See Note 4, “Long-Term Debt”, to the Consolidated Financial Statements contained in this report for further discussion.

Equity Method Investment Earnings

We include our share of the earnings of certain affiliates based on our economic ownership interest in the affiliates. Our most significant affiliate is the Ardent Mills joint venture. Our share of earnings from our equity method investment earnings were $140.7 million and $182.4 million for fiscal 2026 and 2025, respectively. Ardent Mills earnings for fiscal 2026 reflected lower commodity trading revenue. Results for fiscal 2026 and 2025 included net charges of $9.6 million and $7.2 million, respectively, primarily related to Ardent Mills restructuring activities.

Income Taxes

Our income tax expense was $91.8 million and $3.7 million in fiscal 2026 and 2025, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income (loss), inclusive of equity method investment earnings) was approximately (5.0)% and 0.3% for fiscal 2026 and 2025, respectively. See Note 14, “Pre-Tax Income and Income Taxes”, to the Consolidated Financial Statements contained in this report for a further discussion on the change in effective tax rates.

We expect our effective tax rate in fiscal 2027, exclusive of any unusual transactions or tax events, to be approximately 24%.

Earnings (Loss) Per Share

Diluted loss per share in fiscal 2026 was $4.00 and diluted earnings per share in fiscal 2025 were $2.40. The decrease in diluted earnings per share reflected lower net income. See “Items Impacting Comparability” above as several significant items affected the comparability of year-over-year results of operations.

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

Borrowing Facilities and Long-Term Debt

At May 31, 2026, we had a revolving credit facility (the “Revolving Credit Facility”) with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $2.0 billion (subject to increase to a maximum aggregate principal amount of $2.5 billion with the consent of the lenders). The Revolving Credit Facility terminated and replaced our prior revolving credit facility in the first quarter of fiscal 2026. The Revolving Credit Facility matures on June 27, 2030 and is unsecured. The Company may request the term of the Revolving Credit Facility be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. We have historically used a credit facility principally as a back-up for our commercial paper program. As of May 31, 2026, there were no outstanding borrowings under the Revolving Credit Facility.

We had no outstanding borrowings under our commercial paper program as of May 31, 2026 and $259.0 million outstanding as of May 25, 2025. The highest level of borrowings during fiscal 2026 was $642.0 million.

During the first quarter of fiscal 2026, we issued $500.0 million aggregate principal amount of 5.00% senior unsecured notes due August 1, 2030 and $500.0 million aggregate principal amount of 5.75% senior unsecured notes due August 1, 2035 (collectively, the “Senior Unsecured Notes”). The net proceeds were partially used to repay the $300.0 million and $200.0 million aggregate principal amount outstanding under the unsecured term loan agreements dated April 29, 2024, as amended by a letter agreement dated April 29, 2025 (the “2024 Term Loan”) and April 29, 2025 (the “2025 Term Loan”), respectively, as well as outstanding borrowings under our commercial paper program. The 2024 Term Loan and 2025 Term Loan repayments were also partially funded by the proceeds received in connection with the sale of our Chef Boyardee® business.

During the second quarter of fiscal 2026, we repaid the entire $1.0 billion aggregate principal amount of 4.60% senior unsecured notes on the maturity date of November 1, 2025, using remaining proceeds from the Senior Unsecured Notes, cash on hand, and the issuance of commercial paper.

See Note 4, “Long-Term Debt” and Note 5, “Credit Facilities and Borrowings”, to the Consolidated Financial Statements contained in this report for additional information on our debt transactions. The weighted-average coupon interest rate of the long-term debt obligations outstanding as of May 31, 2026, was approximately 5.0%.

We expect to maintain or have access to sufficient liquidity to retire or refinance long-term debt at maturity or otherwise, from operating cash flows, our commercial paper program, access to the capital markets, and our Revolving Credit Facility. We have $500.0 million aggregate principal amount of 5.3% senior unsecured notes and $262.5 million aggregate principal amount of 7.125% senior unsecured notes maturing in October 2026 that we expect to pay and/or refinance using available sources which may include the investment grade note market, bank loans, commercial paper, and cash on hand. We continuously evaluate opportunities to refinance our debt; however, any refinancing is subject to market conditions and other factors, including financing options that may be available to us from time to time, and there can be no assurance that we will be able to successfully refinance any debt on commercially acceptable terms at all.

As of the end of fiscal 2026, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the Revolving Credit Facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult, or impossible.

Our most restrictive debt agreement (the Revolving Credit Facility) generally requires our ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest expense not be less than 3.0 to 1.0 and our ratio of funded debt to EBITDA not to exceed 4.5 to 1.0. Each ratio is to be calculated on a rolling four-quarter basis. As of May 31, 2026, we were in compliance with all financial covenants.

Equity and Dividends

We repurchase shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board. Under our current share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. During fiscal 2026, we repurchased 0.8 million shares of our common stock under this authorization for an aggregate of $15.0 million. The Company’s total remaining share repurchase authorization as of May 31, 2026 was $837.6 million.

On March 31, 2026, we announced that our Board had authorized a quarterly dividend payment of $0.35 per share, which was paid on June 3, 2026, to stockholders of record as of the close of business on April 30, 2026. Subsequent to our fiscal year end, on July 15, 2026, we announced that our Board had authorized a quarterly dividend of $0.175 per share to be paid on September 2, 2026 to stockholders of record as of the close of business on July 30, 2026.

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

A summary of our operating and finance lease obligations as of May 31, 2026 can be found in Note 15, “Leases”, to the Consolidated Financial Statements contained in this report.

The liability for gross unrecognized tax benefits related to uncertain tax positions was $20.3 million as of May 31, 2026. See Note 14, “Pre-Tax Income and Income Taxes”, to the Consolidated Financial Statements contained in this report for information related to income taxes.

As of May 31, 2026, we had an aggregate funded pension asset of $276.7 million and an aggregate unfunded postretirement benefit obligation totaling $44.3 million. We expect to make payments totaling approximately $10.3 million and $6.1 million in fiscal 2027 to fund our pension and postretirement plans, respectively. See Note 18, “Pension and Postretirement Benefits”, to the Consolidated Financial Statements and “Critical Accounting Estimates – Employee-Related Benefits” contained in this report for further discussion of our pension obligation and factors that could affect estimates of these obligations.

As of May 31, 2026, our unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts) totaled approximately $2.72 billion. Approximately $1.63 billion of this balance is due in fiscal 2027. Included in this amount are open purchase orders and other supply agreements totaling approximately $1.26 billion, which are generally settleable in the ordinary course of business in less than one year. Warehousing service agreements totaling approximately $826 million make up a majority of our remaining unconditional purchase obligations with various terms of up to 10 years.

We expect to have sufficient cash flows from the above cited sources to meet the material cash requirements of these contractual obligations as they become settleable in the ordinary course of business.

Capital Expenditures

We continue to make investments in our business and operating facilities. Our preliminary estimate of capital expenditures for fiscal 2027 is approximately $550 million.

Cash Flows

In fiscal 2026, we generated $150.0 million of cash, which was the net result of $1.40 billion generated from operating activities, $262.6 million generated from investing activities, $1.52 billion used in financing activities, and an increase of $1.4 million due to the effects of changes in foreign currency exchange rates.

Cash generated from operating activities totaled $1.40 billion in fiscal 2026, as compared to $1.69 billion generated in fiscal 2025. The decrease in operating cash flows for fiscal 2026 compared to fiscal 2025 was primarily driven by lower operating profits and the accelerated receipt of our outstanding receivables initiated in the second quarter of fiscal 2025, partially offset by favorable inventory management.

Cash generated in investing activities totaled $262.6 million in fiscal 2026 compared to $542.2 million cash used in fiscal 2025. Investing activities in fiscal 2026 consisted primarily of proceeds totaling $648.9 million from the sale of our Chef Boyardee® and frozen fish businesses, which were partially offset by capital expenditures totaling $423.4 million. Investing activities in fiscal 2025 consisted primarily of capital expenditures totaling $389.3 million and the purchases of an existing contract manufacturer and Sweetwood Smoke & Co. for a total of $230.6 million, net of cash acquired, which were partially offset by net proceeds totaling $76.8 million from the sale of our ownership stake in ATFL.

Cash used in financing activities totaled $1.52 billion in fiscal 2026 compared to $1.16 billion in fiscal 2025. Financing activities in fiscal 2026 principally reflected repayments of long-term debt of $1.03 billion, the issuance of long-term debt totaling $1.0 billion, net short-term borrowing repayments of $770.5 million, cash dividends paid of $669.7 million, and common stock repurchases of $15.3 million. Financing activities in fiscal 2025 principally reflected repayments of long-term debt of $281.3 million, net short-term borrowing repayments of $125.6 million, cash dividends paid of $669.2 million, and common stock repurchases of $64.0 million.

Cash Held by International Subsidiaries

The Company had cash and cash equivalents of $218.0 million at May 31, 2026 and $68.0 million at May 25, 2025, of which $73.7 million at May 31, 2026 and $61.6 million at May 25, 2025 was held in foreign countries. A deferred tax liability is provided for certain undistributed foreign earnings that are not considered to be indefinitely reinvested or cannot be remitted in a tax-neutral transaction. Other undistributed foreign earnings are invested indefinitely and therefore we have not provided deferred taxes on those earnings.

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

We have recognized trade promotion and advertising liabilities of $116.0 million as of May 31, 2026. Changes in the assumptions used in estimating the cost of any individual customer marketing program would not result in a material change in our results of operations or cash flows.

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

We have recognized a pension liability of $82.8 million and $89.8 million as of the end of fiscal 2026 and 2025, respectively. We also have recognized a pension asset of $359.5 million and $342.8 million as of the end of fiscal 2026 and 2025, respectively, as certain individual plans of the Company had a positive funded status.

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

We recognized a pension benefit from Company plans of $37.4 million, $19.6 million, and $0.6 million in fiscal 2026, 2025, and 2024, respectively. Such amounts reflect the year-end write-off of actuarial losses (gains) in excess of 10% of our pension liability of $(25.2) million, $(3.5) million, and $(12.5) million in fiscal 2026, 2025, and 2024, respectively. This also reflected expected returns on plan assets of $109.6 million, $146.3 million, and $141.3 million in fiscal 2026, 2025, and 2024, respectively. We contributed $11.4 million, $11.9 million, and $12.2 million to our pension plans in fiscal 2026, 2025, and 2024, respectively. We anticipate contributing approximately $10.3 million to our pension plans in fiscal 2027.

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

Based on this information, the weighted-average discount rate selected by us for determination of the interest cost component of our pension expense was 5.41% for fiscal 2026, 5.51% for fiscal 2025, and 5.41% for fiscal 2024. The weighted-average discount rate selected by us for determination of the service cost component of our pension expense was 6.17% for fiscal 2026, 5.72% for fiscal 2025, and 5.60% for fiscal 2024. We selected a weighted-average discount rate of 5.93% and 5.20% for determination of service and interest expense, respectively, for fiscal 2027. A 50-basis point increase in our discount rate assumption as of the end of fiscal 2026 would increase our annual pension expense for our pension plans by $3.3 million. A 50-basis point decrease in our discount rate assumption as of the end of fiscal 2026 would decrease our annual pension expense for our pension plans by $3.7 million. For our year-end pension obligation determination, we selected discount rates of 5.65% and 5.91% for fiscal years 2026 and 2025, respectively.

Another significant assumption used to account for our pension plans is the expected long-term rate of return on plan assets. In developing the assumed long-term rate of return on plan assets for determining pension expense, we consider long-term historical returns (arithmetic average) of the plan’s investments, the asset allocation among types of investments, estimated long-term returns by investment type from external sources, and the current economic environment. Based on this information, we selected a weighted-average expected long-term rate of return on plan assets of 5.89% and 5.71% for determining our fiscal 2026 and 2027 pension expense, respectively. A 50-basis point increase/decrease in our expected long-term rate of return assumption as of the beginning of fiscal 2027 would decrease/increase annual pension expense for our pension plans by $9.3 million.

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

As of May 31, 2026, we have goodwill of $8.12 billion, indefinite-lived intangibles of $1.25 billion and definite-lived intangibles of $577.4 million. Historically, we have experienced material impairments in brand intangibles and goodwill as a result of declining sales, reductions to our assumed royalty rates due to lower-than-expected profit margins, and other economic conditions such as increases to interest rates. In fiscal 2026, we recorded goodwill impairments of $2.38 billion in our Refrigerated & Frozen reporting unit. The remaining carrying value in our Refrigerated & Frozen reporting unit was approximately $4.7 billion as of May 31, 2026. This was the only reporting unit with 10% or less excess fair value over carrying value as of that date. For our Refrigerated & Frozen reporting unit, we selected a discount rate of 11.0% and a long-term growth rate of 1.5%

In fiscal 2026, 2025, and 2024, we recorded total indefinite-lived intangibles impairments of $547.2 million, $72.1 million, and $430.2 million, respectively, primarily related to brands acquired as part of the Pinnacle acquisition that were recorded at fair value in fiscal 2019. We continue to be susceptible to impairment charges in the future if our long-term sales forecasts, royalty rates, and other assumptions change as a result of lower than expected performance or other economic conditions. We will monitor these assumptions as management continues to achieve gross margin improvement and long-term sales growth. Discount rates, long-term growth rates, and royalty rates used to estimate the fair value of our domestic retail brands with 10% or less excess fair value over carrying amount as of the fiscal 2026 annual impairment test were as follows:

		Discount Rate		Long-Term Growth Rate		Royalty Rate
	Carrying Amount
	(in millions)	Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
Brands (<10% cushion)	$902.1	11.50%	13.50%	0.0%	2.0%	1.0%	11.0%

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

If we had changed the assumptions used to estimate the fair value of our reporting unit and brands with 10% or less excess fair value over carrying amount as of the fiscal 2026 annual impairment test, these isolated changes, which are reasonably possible to occur, would have led to the following increase/(decrease) in the aggregate fair value of this reporting unit and certain brands (in millions):

	Discount Rate		Long-Term Growth Rate		Royalty Rate
	50-Basis-Point		25-Basis-Point		100-Basis-Point
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Reporting unit	$(120.0)	$133.4	$45.0	$(42.7)	N/A	N/A
Brands (<10% cushion)	(40.4)	44.4	14.0	(10.7)	226.9	(215.8)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), to improve the financial accounting for and disclosure of environmental credits and environmental credit obligations. The effective date for this standard is for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. We are in the process of analyzing the impact of the ASU on our consolidated financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks affecting us during fiscal 2026 and 2025 were exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.

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

As of May 31, 2026 and May 25, 2025, the fair value of our long-term debt (including current installments) was estimated at $7.05 billion and $7.03 billion, respectively, based on current market rates. As of May 31, 2026 and May 25, 2025, a 1% increase in interest rates would decrease the fair value of our fixed rate debt by approximately $314.8 million and $302.8 million, respectively, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $351.5 million and $339.3 million, respectively.

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

Effect of Hypothetical 10% Fluctuation

The potential gain or loss on the fair value of our outstanding commodity and foreign exchange contracts, assuming a hypothetical 10% fluctuation in commodity prices and foreign currency exchange rates, would have been (in millions):

	Fair Value Impact
In Millions	Average During the Fiscal Year Ended May 31, 2026	Average During the Fiscal Year Ended May 25, 2025
Energy commodities	$3.8	$5.7
Agriculture commodities	5.1	8.4
Foreign exchange	9.5	9.6

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Conagra Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

(in millions, except per share amounts)

	For the Fiscal Years Ended May
	2026	2025	2024
Net sales	$11,281.6	$11,612.8	$12,050.9
Cost of goods sold	8,583.2	8,609.3	8,717.5
Gross profit	$2,698.4	$3,003.5	$3,333.4
Selling, general and administrative expenses	1,439.4	1,537.3	1,487.5
Goodwill impairment charges	2,382.4	—	526.5
Other intangible asset impairment charges	547.2	72.1	430.2
Loss (gain) on divestitures	(42.2)	29.5	36.4
Operating profit (loss)	$(1,628.4)	$1,364.6	$852.8
Pension and postretirement non-service income	45.9	25.9	10.3
Interest expense, net	382.6	416.7	430.5
Equity method investment earnings	140.7	182.4	177.6
Income (loss) before income taxes	$(1,824.4)	$1,156.2	$610.2
Income tax expense	91.8	3.7	262.5
Net income (loss)	$(1,916.2)	$1,152.5	$347.7
Less: Net income attributable to noncontrolling interests	—	0.1	0.5
Net income (loss) attributable to Conagra Brands, Inc.	$(1,916.2)	$1,152.4	$347.2
Earnings (loss) per share — basic
Net income (loss) attributable to Conagra Brands, Inc. common stockholders	$(4.00)	$2.41	$0.73
Earnings (loss) per share — diluted
Net income (loss) attributable to Conagra Brands, Inc. common stockholders	$(4.00)	$2.40	$0.72

The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in millions)

	For the Fiscal Years Ended May
	2026			2025			2024
		Tax	After		Tax	After		Tax	After
	Pre-Tax	(Expense)	-Tax	Pre-Tax	(Expense)	-Tax	Pre-Tax	(Expense)	-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income (loss)	$(1,824.4)	$(91.8)	$(1,916.2)	$1,156.2	$(3.7)	$1,152.5	$610.2	$(262.5)	$347.7
Other comprehensive income (loss):
Derivative adjustments:
Unrealized derivative adjustments	2.0	(0.6)	1.4	(2.9)	0.8	(2.1)	8.3	(2.1)	6.2
Reclassification for derivative adjustments included in net income (loss)	(4.8)	1.2	(3.6)	(6.8)	1.7	(5.1)	(8.2)	2.0	(6.2)
Currency translation adjustments:
Unrealized currency translation gains (losses)	15.5	—	15.5	(18.4)	—	(18.4)	9.6	—	9.6
Reclassification for currency translation losses in connection with the sale of Agro Tech Foods Limited (see Note 7)	—	—	—	79.8	—	79.8	—	—	—
Pension and postretirement benefit obligations:
Unrealized pension and postretirement benefit obligations	(28.6)	7.0	(21.6)	65.1	(15.7)	49.4	1.7	(0.5)	1.2
Reclassification for pension and postretirement benefit obligations included in net income (loss)	(0.9)	0.3	(0.6)	(18.2)	4.4	(13.8)	(3.7)	0.9	(2.8)
Comprehensive income (loss)	(1,841.2)	(83.9)	(1,925.1)	1,254.8	(12.5)	1,242.3	617.9	(262.2)	355.7
Comprehensive income (loss) attributable to noncontrolling interests (see Note 7)	—	—	—	38.1	—	38.1	(0.2)	(0.2)	(0.4)
Comprehensive income (loss) attributable to Conagra Brands, Inc.	$(1,841.2)	$(83.9)	$(1,925.1)	$1,216.7	$(12.5)	$1,204.2	$618.1	$(262.0)	$356.1

The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

(in millions, except share data)

	May 31, 2026	May 25, 2025
ASSETS
Current assets
Cash and cash equivalents	$218.0	$68.0
Receivables, less allowance for doubtful accounts of $3.9 and $3.6	658.2	770.0
Inventories	1,905.4	2,048.3
Prepaid expenses and other current assets	100.5	90.6
Current assets held for sale	—	94.1
Total current assets	2,882.1	3,071.0
Property, plant and equipment
Land and land improvements	165.2	160.7
Buildings, machinery and equipment	5,755.6	5,516.3
Furniture, fixtures, office equipment and other	689.5	654.0
Construction in progress	233.0	227.1
	6,843.3	6,558.1
Less accumulated depreciation	(3,980.4)	(3,731.5)
Property, plant and equipment, net	2,862.9	2,826.6
Goodwill	8,119.3	10,501.9
Brands, trademarks and other intangibles, net	1,830.7	2,421.1
Other assets	1,566.4	1,571.0
Noncurrent assets held for sale	13.0	542.3
	$17,274.4	$20,933.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$34.2	$804.7
Current installments of long-term debt	778.2	1,028.8
Accounts and other payables	1,513.3	1,590.1
Accrued payroll	201.7	146.0
Other accrued liabilities	660.6	744.7
Current liabilities held for sale	—	2.7
Total current liabilities	3,188.0	4,317.0
Senior long-term debt, excluding current installments	6,456.0	6,234.1
Deferred income taxes	693.4	810.3
Other noncurrent liabilities	579.4	639.6
Noncurrent liabilities held for sale	—	0.2
Total liabilities	10,916.8	12,001.2
Commitments and contingencies (Note 16)
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 584,219,229	2,921.2	2,921.2
Additional paid-in capital	2,316.1	2,347.2
Retained earnings	4,171.7	6,759.1
Accumulated other comprehensive income	7.4	16.3
Less treasury stock, at cost, 105,666,163 and 106,846,304 common shares	(3,058.8)	(3,111.1)
Total stockholders' equity	6,357.6	8,932.7
	$17,274.4	$20,933.9

The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries

Consolidated Statements of Common Stockholders’ Equity

(in millions)

	Conagra Brands, Inc. Stockholders' Equity
					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Income (loss)	Stock	Interests	Equity
Balance at May 28, 2023	584.2	$2,921.2	$2,376.9	$6,599.4	$(44.4)	$(3,116.3)	$70.5	$8,807.3
Stock option and incentive plans			(13.7)	(1.1)		31.5	1.2	17.9
Currency translation adjustments					10.5		(0.9)	9.6
Activities of noncontrolling interests							0.1	0.1
Pension and postretirement healthcare benefits					(1.6)			(1.6)
Dividends declared on common stock; $1.40 per share				(669.2)				(669.2)
Net income attributable to Conagra Brands, Inc.				347.2				347.2
Balance at May 26, 2024	584.2	2,921.2	2,363.2	6,276.3	(35.5)	(3,084.8)	70.9	8,511.3
Stock option and incentive plans			(16.0)	(0.6)		37.7		21.1
Currency translation adjustments					23.4		38.0	61.4
Repurchase of common shares						(64.0)		(64.0)
Derivative adjustments					(7.2)			(7.2)
Activities of noncontrolling interests							(108.9)	(108.9)
Pension and postretirement healthcare benefits					35.6			35.6
Dividends declared on common stock; $1.40 per share				(669.0)				(669.0)
Net income attributable to Conagra Brands, Inc.				1,152.4				1,152.4
Balance at May 25, 2025	584.2	2,921.2	2,347.2	6,759.1	16.3	(3,111.1)	—	8,932.7
Stock option and incentive plans			(31.1)	(1.2)		67.6		35.3
Currency translation adjustments					15.5			15.5
Repurchase of common shares						(15.3)		(15.3)
Derivative adjustments					(2.2)			(2.2)
Pension and postretirement healthcare benefits					(22.2)			(22.2)
Dividends declared on common stock; $1.40 per share				(670.0)				(670.0)
Net loss attributable to Conagra Brands, Inc.				(1,916.2)				(1,916.2)
Balance at May 31, 2026	584.2	$2,921.2	$2,316.1	$4,171.7	$7.4	$(3,058.8)	$—	$6,357.6

The accompanying Notes are an integral part of the consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

	For the Fiscal Years Ended May
	2026	2025	2024
Cash flows from operating activities:
Net income (loss)	$(1,916.2)	$1,152.5	$347.7
Adjustments to reconcile income (loss) to net cash flows from operating activities:
Depreciation and amortization	396.0	390.2	400.9
Asset impairment charges	2,950.9	149.8	999.1
Loss (gain) on divestitures	(42.2)	29.5	36.4
Equity method investment earnings less than (in excess of) distributions	0.4	(22.1)	74.0
Stock-settled share-based payments expense	54.7	41.5	30.8
Contributions to pension plans	(11.4)	(11.9)	(12.2)
Pension benefit	(37.4)	(19.6)	(0.6)
Other items	(5.3)	4.8	16.4
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Receivables	35.0	173.8	77.2
Inventories	144.9	(35.6)	131.9
Deferred income taxes and income taxes payable, net	(81.5)	(224.0)	(81.1)
Prepaid expenses and other current assets	(13.2)	(0.9)	(2.2)
Accounts and other payables	(56.0)	49.6	(22.7)
Accrued payroll	58.4	(45.9)	29.7
Other accrued liabilities	1.6	(0.9)	(20.0)
Litigation receivables, net of recoveries	80.2	(67.1)	(14.7)
Litigation accruals, net of payments	(156.8)	128.2	25.0
Net cash flows from operating activities	1,402.1	1,691.9	2,015.6
Cash flows from investing activities:
Additions to property, plant and equipment	(423.4)	(389.3)	(388.1)
Sale of property, plant and equipment	38.9	3.4	0.8
Purchase of marketable securities	—	—	(10.3)
Sales of marketable securities	—	—	10.3
Purchase of businesses, net of cash acquired	—	(230.6)	—
Proceeds from divestitures, net of cash divested	648.9	76.8	—
Proceeds from insurance recoveries	—	—	11.9
Other items	(1.8)	(2.5)	0.4
Net cash flows from investing activities	262.6	(542.2)	(375.0)
Cash flows from financing activities:
Issuance of short-term borrowings, maturities greater than 90 days	116.4	338.0	466.6
Repayment of short-term borrowings, maturities greater than 90 days	(628.1)	(135.3)	(185.9)
Net issuance (repayment) of other short-term borrowings, maturities less than or equal to 90 days	(258.8)	(328.3)	9.9
Issuance of long-term debt	1,000.0	—	500.0
Repayment of long-term debt	(1,031.4)	(281.3)	(1,772.6)
Debt issuance costs	(11.7)	—	(3.3)
Repurchase of Conagra Brands, Inc. common shares	(15.3)	(64.0)	—
Cash dividends paid	(669.7)	(669.2)	(659.3)
Exercise of stock options and issuance of other stock awards, including tax withholdings	(19.8)	(20.6)	(13.8)
Other items	2.3	2.4	1.7
Net cash flows from financing activities	(1,516.1)	(1,158.3)	(1,656.7)
Effect of exchange rate changes on cash and cash equivalents	1.4	(2.4)	1.2
Net change in cash and cash equivalents, including cash balances classified as assets held for sale	150.0	(11.0)	(14.9)
Less: Net change in cash balances classified as assets held for sale	—	(1.3)	0.7
Net change in cash and cash equivalents	150.0	(9.7)	(15.6)
Cash and cash equivalents at beginning of year	68.0	77.7	93.3
Cash and cash equivalents at end of year	$218.0	$68.0	$77.7

The accompanying Notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

(columnar dollars in millions except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year — The fiscal year of Conagra Brands, Inc. (“Conagra Brands”, “Company”, “we”, “us”, or “our”) ends the last Sunday in May. The fiscal years for the consolidated financial statements presented consist of a 53-week period for fiscal 2026 and 52-week periods for fiscal 2025 and 2024.

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

The following table details the balances of our allowance for doubtful accounts and changes therein:

	Balance at	Additions Charged
	Beginning of	to Costs and		Deductions from	Balance at Close
	Period	Expenses	Other[1]	Reserves[2]	of Period
Year ended May 31, 2026	$3.6	0.4	—	0.1	$3.9
Year ended May 25, 2025	$3.0	1.6	—	1.0	$3.6
Year ended May 26, 2024	$2.7	0.6	0.2	0.5	$3.0

1 Primarily relates to translation.

2 Bad debts charged off and adjustments to previous reserves, less recoveries.

Inventories — We use the lower of cost (determined using an average costing method) or net realizable value for valuing inventories.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

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

During fiscal 2026, 2025, and 2024, our capital expenditures totaled $423.4 million, $389.3 million, and $388.1 million, respectively. Accrued and unpaid capital expenditures as of May 31, 2026, May 25, 2025, May 26, 2024, and May 28, 2023 totaled $113.2 million, $134.0 million, $119.3 million, and $128.3 million, respectively.

Total depreciation expense for fiscal 2026, 2025, and 2024 was $352.9 million, $336.5 million, and $347.3 million, respectively.

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

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

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

In fiscal 2026, 2025, and 2024 we elected to perform a quantitative impairment test for indefinite-lived intangible assets not subject to amortization. The estimates of fair value of intangible assets not subject to amortization are determined using a “relief from royalty” methodology, which is used in estimating the fair value of our brands/trademarks. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash flows generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates.

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

Refer to Note 9 for discussion of the impairment charges related to goodwill and intangible assets in fiscal 2026, 2025, and 2024.

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

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

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

Advertising Costs — Advertising costs are expensed as incurred. Advertising and promotion expenses totaled $279.4 million, $263.2 million, and $289.6 million in fiscal 2026, 2025, and 2024, respectively, and are included in selling, general and administrative (“SG&A”) expenses.

Research and Development — We incurred expenses of $62.7 million, $60.8 million, and $61.4 million for research and development activities in fiscal 2026, 2025, and 2024, respectively.

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

The following table details the accumulated balances for each component of other comprehensive income, net of tax:

	2026	2025
Currency translation losses, net of reclassification adjustments	$(50.3)	$(65.8)
Derivative adjustments, net of reclassification adjustments	19.8	22.0
Pension and postretirement benefit obligations, net of reclassification adjustments	37.9	60.1
Accumulated other comprehensive income	$7.4	$16.3

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

(columnar dollars in millions except per share amounts)

The following table summarizes the reclassifications from accumulated other comprehensive income into income (loss):

				Affected Line Item in the Consolidated Statement
	2026	2025	2024	of Operations[1]
Net derivative adjustments:
Cash flow hedges	$(2.3)	$(2.7)	$(3.5)	Interest expense, net
Cash flow hedges	(2.5)	(4.1)	(4.7)	Equity method investment earnings
	(4.8)	(6.8)	(8.2)	Total before tax
	1.2	1.7	2.0	Income tax expense
	$(3.6)	$(5.1)	$(6.2)	Net of tax
Pension and postretirement benefit obligations:
Net prior service benefit	$(0.2)	$(0.1)	$(0.1)	Pension and postretirement non-service income
Net actuarial gain	(3.4)	(5.1)	(4.7)	Pension and postretirement non-service income
Pension settlement	2.7	(13.0)	1.1	Pension and postretirement non-service income
	(0.9)	(18.2)	(3.7)	Total before tax
	0.3	4.4	0.9	Income tax expense
	$(0.6)	$(13.8)	$(2.8)	Net of tax

Currency translation losses	$—	$41.8	$—	Selling, general and administrative expenses [2]
	—	41.8	—	Total before tax
	—	—	—	Income tax expense
	$—	$41.8	$—	Net of tax

1 Amounts in parentheses indicate income recognized in the Consolidated Statements of Operations.

2 Amount represents the reclassification for currency translation losses in connection with the sale of ATFL (see Note 7).

Foreign Currency Transaction Gains and Losses — We recognized net foreign currency transaction gains of $2.1 million and $1.3 million in fiscal 2026 and 2024, respectively, and net foreign currency transaction losses of $2.6 million in fiscal 2025 in SG&A expenses.

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

New Accounting Standards — In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, to provide more detailed income tax disclosure requirements. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as information on income taxes paid. We adopted this ASU in the fourth quarter of fiscal 2026 and added certain disclosures to Note 14, Pre-tax Income and Income Taxes. The disclosures were applied retrospectively and impacted all prior periods presented.

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

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

(columnar dollars in millions except per share amounts)

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

For each of these acquisitions, the amounts allocated to goodwill were primarily attributable to anticipated synergies, future growth opportunities, and other intangibles that do not qualify for separate recognition such as an assembled workforce. The results of each of these acquisitions, subsequent to the acquisition closings, are primarily included in the Grocery & Snacks segment and through May 31, 2026, were not material to our Consolidated Statements of Operations.

Under the acquisition method of accounting, the assets acquired and liabilities assumed in these acquisitions were recorded at their respective estimated fair values at the date of acquisition. The purchase price allocations were finalized as of the fourth quarter of fiscal 2025.

3. RESTRUCTURING ACTIVITIES

Optimization and Transformation Initiatives

We regularly evaluate our operations for ways to increase efficiencies and optimize our investments. Initiatives designed to achieve our efficiency goals may take a year or more to complete and result in various restructuring charges as a result of accelerated depreciation, asset write-offs, and exit costs including severance, lease and other contract termination charges, and disposal costs.

In fiscal 2026, we approved initiatives designed to optimize and enhance our supply chain network related to our frozen fried chicken products.  We expect these initiatives will result in approximately $34 million of restructuring charges within the Refrigerated & Frozen segment, of which approximately $12 million will be cash. These charges are expected to consist of approximately $22 million of accelerated depreciation and asset write-offs and $12 million of other costs within SG&A. We recognized charges of $13.4 million in fiscal 2026, which is also the cumulative amount incurred to date. We expect these initiatives to be completed by the end of fiscal 2028.

Subsequent to the end of fiscal 2026, management approved a multi-year transformation initiative (“Project Catalyst”) that seeks to simplify and modernize our operations through process redesign, technology adoption, and organizational optimization to accelerate growth, improve productivity, and enhance cash flow performance. We anticipate that we may invest as much as approximately $40 million in capital expenditures for Project Catalyst initiatives in fiscal 2027. We continue to define and identify initiatives under Project Catalyst, some of which may result in restructuring charges. At this time, we are unable to provide an estimate or range of estimates for any such restructuring charges, some of which may be incurred in fiscal 2027, or other costs that may be incurred as a result of Project Catalyst. We expect to provide additional details in future quarters.

Conagra Restructuring Plan

In fiscal 2019, senior management initiated a restructuring plan for costs incurred in connection with actions taken to improve SG&A expense effectiveness and efficiencies and to optimize our supply chain network (the “Conagra Restructuring Plan”). We are reporting on actions initiated through the end of fiscal 2026, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of May 31, 2026, we have approved and expect to incur $356.7 million of charges ($121.9 million of cash charges and $234.8 million of non-cash charges) for actions identified to date under the Conagra Restructuring Plan. We recognized charges of $32.3 million, $101.7 million, and $66.6 million in connection with the Conagra Restructuring Plan in fiscal 2026, 2025, and 2024, respectively. We have recognized substantially all of the costs and liabilities related to the Conagra Restructuring Plan as of the end of fiscal 2026.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

(columnar dollars in millions except per share amounts)

We anticipate that we will recognize the following pre-tax expenses in association with the Conagra Restructuring Plan (amounts include charges recognized from plan inception through the end of fiscal 2026):

	Grocery &	Refrigerated
	Snacks	& Frozen	International	Foodservice	Corporate	Total
Accelerated depreciation	$43.9	$47.7	$—	$—	$—	$91.6
Other cost of goods sold	14.3	10.6	1.9	—	—	26.8
Total cost of goods sold	58.2	58.3	1.9	—	—	118.4
Severance and related costs	12.7	9.7	6.4	0.3	26.5	55.6
Asset impairment (net of gains on disposal)	37.2	78.1	12.4	—	(0.4)	127.3
Contract/lease termination	2.4	0.9	0.3	—	0.3	3.9
Consulting/professional fees	0.5	0.6	—	—	12.3	13.4
Other selling, general and administrative expenses	25.0	10.3	0.9	—	1.3	37.5
Total selling, general and administrative expenses	77.8	99.6	20.0	0.3	40.0	237.7
Total	$136.0	$157.9	$21.9	$0.3	$40.0	$356.1
Pension and postretirement non-service income						0.6
Consolidated total						$356.7

During fiscal 2026, we recognized the following pre-tax expenses for the Conagra Restructuring Plan:

	Grocery &	Refrigerated
	Snacks	& Frozen	International	Corporate	Total
Accelerated depreciation	$0.5	$—	$—	$—	$0.5
Other cost of goods sold	2.2	1.1	—	—	3.3
Total cost of goods sold	2.7	1.1	—	—	3.8
Severance and related costs	—	—	0.8	10.6	11.4
Asset impairment (net of gains on disposal)	12.0	(6.9)	0.1	(0.4)	4.8
Contract/lease termination	0.4	—	—	0.2	0.6
Consulting/professional fees	—	—	—	5.5	5.5
Other selling, general and administrative expenses	5.5	0.5	—	0.2	6.2
Total selling, general and administrative expenses	17.9	(6.4)	0.9	16.1	28.5
Total	$20.6	$(5.3)	$0.9	$16.1	$32.3

Included in the above results are $26.0 million of charges that have resulted or will result in cash outflows and $6.3 million in non-cash charges.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

(columnar dollars in millions except per share amounts)

We recognized the following cumulative (plan inception to May 31, 2026) pre-tax expenses for the Conagra Restructuring Plan in our Consolidated Statements of Operations:

	Grocery &	Refrigerated
	Snacks	& Frozen	International	Foodservice	Corporate	Total
Accelerated depreciation	$43.9	$47.7	$—	$—	$—	$91.6
Other cost of goods sold	14.3	10.6	2.0	—	—	26.9
Total cost of goods sold	58.2	58.3	2.0	—	—	118.5
Severance and related costs	12.7	9.7	6.4	0.3	26.4	55.5
Asset impairment (net of gains on disposal)	37.2	78.1	12.4	—	(0.4)	127.3
Contract/lease termination	2.4	0.9	0.3	—	0.3	3.9
Consulting/professional fees	0.5	0.6	—	—	10.6	11.7
Other selling, general and administrative expenses	24.5	9.3	0.8	—	1.4	36.0
Total selling, general and administrative expenses	77.3	98.6	19.9	0.3	38.3	234.4
Total	$135.5	$156.9	$21.9	$0.3	$38.3	$352.9
Pension and postretirement non-service income						0.6
Consolidated total						$353.5

Included in the above results are $118.9 million of charges that have resulted or will result in cash outflows and $234.6 million in non-cash charges.

Liabilities recorded for the above restructuring activities and changes therein for fiscal 2026 were as follows:

		Costs
	Balance at	Incurred	Costs Paid		Balance at
	May 25,	and Charged	or Otherwise	Changes in	May 31,
	2025	to Expense	Settled	Estimates	2026
Severance and related costs	$14.6	$15.2	$(13.5)	$(2.2)	$14.1
Contract/lease termination	—	0.6	(0.6)	—	—
Consulting/professional fees	—	5.5	(3.7)	—	1.8
Other costs	2.8	12.7	(9.6)	—	5.9
Total	$17.4	$34.0	$(27.4)	$(2.2)	$21.8

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

(columnar dollars in millions except per share amounts)

4. LONG-TERM DEBT

	May 31, 2026	May 25, 2025
5.4% senior debt due November 2048	$1,000.0	$1,000.0
4.65% senior debt due January 2043	176.7	176.7
6.625% senior debt due August 2039	91.4	91.4
5.3% senior debt due November 2038	1,000.0	1,000.0
5.75% senior debt due August 2035	500.0	—
8.25% senior debt due September 2030	300.0	300.0
5.0% senior debt due August 2030	500.0	—
4.85% senior debt due November 2028	1,300.0	1,300.0
7.0% senior debt due October 2028	382.2	382.2
1.375% senior debt due November 2027	1,000.0	1,000.0
6.7% senior debt due August 2027	9.2	9.2
7.125% senior debt due October 2026	262.5	262.5
5.3% senior debt due October 2026	500.0	500.0
4.6% senior debt due November 2025	—	1,000.0
0.89% to 13.22% lease financing obligations due on various dates through 2043	240.4	267.2
Total face value of debt	7,262.4	7,289.2
Unamortized fair value adjustment	16.1	16.9
Unamortized discounts	(13.6)	(14.7)
Unamortized debt issuance costs	(30.7)	(28.5)
Less current installments	(778.2)	(1,028.8)
Total long-term debt	$6,456.0	$6,234.1

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years following May 31, 2026 are as follows:

2027	$778.8
2028	1,025.9
2029	1,699.3
2030	19.0
2031	818.0

Senior Notes

In the second quarter of fiscal 2026, we repaid the entire outstanding $1.00 billion aggregate principal amount of our 4.60% senior unsecured notes on their maturity date of November 1, 2025. The repayment was funded by using the net proceeds from the issuance of $500.0 million aggregate principal amount of 5.00% senior unsecured notes due August 1, 2030 and $500.0 million aggregate principal amount of 5.75% senior unsecured notes due August 1, 2035 (the “Senior Unsecured Notes”), along with the issuance of commercial paper and operating cash flows.

In the fourth quarter of fiscal 2024, we repaid the entire outstanding $1.00 billion aggregate principal amount of our 4.30% senior unsecured notes on their maturity date of May 1, 2024. The repayment was funded using the net proceeds from the 2024 Term Loan in the principal amount of $300.0 million (see Note 5), along with the issuance of commercial paper and operating cash flows.

In the first quarter of fiscal 2024, we repaid the entire outstanding $500.0 million aggregate principal amount of our 0.50% senior unsecured notes on their maturity date of August 11, 2023. The repayment was primarily funded using the net proceeds from the issuance of $500.0 million aggregate principal amount of 5.30% senior notes due October 1, 2026.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

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

Interest Expense

Net interest expense consists of:

	2026	2025	2024
Long-term debt	$385.0	$367.1	$419.2
Short-term debt	12.9	60.4	25.8
Interest income	(7.5)	(2.5)	(5.7)
Interest capitalized	(7.8)	(8.3)	(8.8)
	$382.6	$416.7	$430.5

Interest paid was $374.2 million, $426.7 million, and $444.2 million in fiscal 2026, 2025, and 2024, respectively.

5. CREDIT FACILITIES AND BORROWINGS

2025 Term Loan

In the fourth quarter of fiscal 2025, we entered into an unsecured Term Loan Agreement with a financial institution (the “2025 Term Loan Agreement”), borrowing an aggregate principal amount of $200.0 million (the “2025 Term Loan”) which was classified as notes payable within our Consolidated Balance Sheets. The 2025 Term Loan matured on October 29, 2025 and bore interest at, based upon the Company’s election, either (a) the sum of Term SOFR, plus 0.875% per annum or (b) 0.00% per annum plus the Base Rate, described in the 2025 Term Loan Agreement as the highest of (i) the prime rate in the U.S. published in The Wall Street Journal, (ii) the Federal Funds Rate plus 0.50%, and (iii) one-month Term SOFR plus 1.00%. The 2025 Term Loan Agreement allowed the Company to voluntarily prepay loans, in whole or in part, without premium or penalty, subject to certain conditions. During the first quarter of fiscal 2026, we prepaid the $200.0 million aggregate principal amount outstanding under the unsecured term loan utilizing a portion of the proceeds received in connection with the sale of our Chef Boyardee® business (see Note 7) and proceeds from the issuance of the Senior Unsecured Notes (see Note 4).

2024 Term Loan

In the fourth quarter of fiscal 2024, we entered into an unsecured Term Loan Agreement with a financial institution (the “2024 Term Loan Agreement”), borrowing an aggregate principal amount of $300.0 million (the “2024 Term Loan”) which was classified as notes payable within our Consolidated Balance Sheets. In the fourth quarter of fiscal 2025, we entered into a letter agreement (the “Amendment”) extending the maturity date of the 2024 Term Loan from April 29, 2025 to October 29, 2025. The 2024 Term Loan, as amended, bore interest at, based upon the Company’s election, either (a) the sum of Term SOFR, plus 0.875% per annum, or (b) 0.00% per annum plus the Base Rate, described in the 2024 Term Loan Agreement as the greatest of (i) Bank of America, N.A.’s “prime rate”, (ii) the Federal Funds Rate plus 0.50%, and (iii) one-month Term SOFR plus 1.00%. The 2024 Term Loan Agreement allowed the Company to voluntarily prepay loans, in whole or in part, without premium or penalty, subject to certain conditions. During the first quarter of fiscal 2026, we prepaid the $300.0 million aggregate principal amount outstanding under the unsecured term loan utilizing a portion of the proceeds received in connection with the sale of our Chef Boyardee® business (see Note 7) and proceeds from the issuance of the Senior Unsecured Notes (see Note 4).

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

(columnar dollars in millions except per share amounts)

Revolving Credit Facility

During the first quarter of fiscal 2026, we terminated and replaced our prior revolving credit facility by entering into a Third Amended and Restated Revolving Credit Agreement (the “Amended Revolving Credit Agreement”) with a syndicate of financial institutions providing for a revolving credit facility in a maximum aggregate principal amount outstanding at any one time of $2.0 billion (subject to increase to a maximum aggregate principal amount of $2.5 billion with the consent of the lenders). The Amended Revolving Credit Agreement matures on June 27, 2030 and is unsecured. The Company may request the term of the Amended Revolving Credit Agreement be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. As of May 31, 2026, there were no outstanding borrowings under the Amended Revolving Credit Agreement.

The Revolving Credit Agreement contains events of default customary for unsecured investment grade credit facilities with corresponding grace periods. The Revolving Credit Agreement generally requires our ratio of EBITDA to interest expense not to be less than 3.0 to 1.0 and our ratio of funded debt to EBITDA not to exceed 4.5 to 1.0, with each ratio to be calculated on a rolling four-quarter basis. As of May 31, 2026, we were in compliance with all financial covenants under the Revolving Credit Agreement.

Commercial Paper

We finance our short-term liquidity needs with existing cash balances, cash flows from operations, and commercial paper borrowings. As of May 31, 2026, we had no outstanding borrowings under our commercial paper program. As of May 25, 2025, we had $259.0 million outstanding under our commercial paper program, which is classified as notes payable within our Consolidated Balance Sheets, at an average weighted interest rate of 4.91%.

6. FINANCING ARRANGEMENTS

Supplier Financing Arrangements

In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. A number of factors may impact our future payment terms, including our relative creditworthiness, overall market liquidity, and changes in interest rates and other general economic conditions. Certain suppliers have access to third-party services that allow them to view our scheduled payments online and finance advances on our scheduled payments at the sole discretion of the supplier and the third-party. Our current payment terms with these suppliers, which we deem to be commercially reasonable, range up to 120 days. We have no direct financial relationship with the financial institutions utilized by the third-parties, and we have pledged no assets in connection with our accounts payable programs. All amounts due to participating suppliers are paid to the third party on the original invoice due dates, regardless of whether a particular invoice was sold. Supplier participation in these agreements is voluntary. As of May 31, 2026 and May 25, 2025, $248.4 million and $292.2 million, respectively, of our total accounts and other payables were subject to these arrangements. The associated payments are included in net cash flows from operating activities within our Consolidated Statements of Cash Flows.

We have also concluded that certain obligations to our suppliers, including amounts due and scheduled payment terms, are impacted by these third-party service programs and these arrangements are classified as notes payable within our Consolidated Balance Sheets. The proceeds and payments associated with short-term borrowings are reflected as financing activities within our Consolidated Statements of Cash Flows. As of May 31, 2026 and May 25, 2025, we had approximately $34.2 million and $45.9 million, respectively, of short-term borrowings related to these arrangements.

The roll-forward of our outstanding obligations confirmed as valid under our supplier finance program for fiscal 2026 and 2025 are as follows:

	May 31, 2026	May 25, 2025
Obligations outstanding at the beginning of the year	$338.1	$377.3
New invoices confirmed during the year	877.2	1,036.8
Confirmed invoices paid during the year	(932.7)	(1,076.0)
Obligations outstanding at the end of the year	$282.6	$338.1

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

(columnar dollars in millions except per share amounts)

7. DIVESTITURES AND ASSETS HELD FOR SALE

Chef Boyardee® Business

During the first quarter of fiscal 2026, we completed the sale of our Chef Boyardee® business for net proceeds of $607.0 million, including working capital adjustments. The business results were previously reported in our Grocery & Snacks, International, and Foodservice segments. We recognized a gain on the sale of $42.7 million within Loss (gain) on divestitures in fiscal 2026.

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

Frozen Fish Business

During the first quarter of fiscal 2026, we completed the sale of our frozen fish business, which includes our Van De Kamp’s® and Mrs. Paul’s® brands for net proceeds of $41.9 million, including working capital adjustments. The business results were previously reported primarily in our Refrigerated & Frozen segment. We recognized a loss on the sale of $0.5 million within Loss (gain) on divestitures in fiscal 2026. In connection with the sale of this business, we recognized an impairment charge of $27.2 million in our Refrigerated & Frozen segment within Loss (gain) on divestitures during fiscal 2025.

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

Agro Tech Foods Limited Divestiture

During the first quarter of fiscal 2025, we completed the sale of our 51.8% ownership stake in Agro Tech Foods Limited (“ATFL”) for net proceeds of $76.8 million. Prior to the transaction, our majority ownership of ATFL was consolidated within our International segment. We recognized a loss of $2.3 million on the sale within Loss (gain) on divestitures in fiscal 2025. In connection with this divestiture, we also released $41.8 million and $38.0 million of currency translation losses from accumulated other comprehensive loss and noncontrolling interests, respectively. During fiscal 2024, we recognized impairment charges of $36.4 million within Loss (gain) on divestitures related to this business. As a result of the timing of certain tax elections, we recognized income tax expense of $11.1 million in fiscal 2026 associated with this divestiture.

Other Assets Held for Sale

During fiscal 2026, we sold a certain manufacturing facility and related warehouse in our Refrigerated & Frozen segment for net proceeds of approximately $26.5 million. We recognized a gain of $8.3 million on the sale within SG&A expenses in fiscal 2026 included in restructuring activities (see Note 3). These assets have been classified as assets held for sale within our Consolidated Balance Sheets for the period presented prior to the sale.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

(columnar dollars in millions except per share amounts)

In addition, we actively market certain other assets from time to time. These assets have also been reclassified as assets held for sale within our Consolidated Balance Sheets for periods prior to the disposal of the individual asset groups.

The other assets currently classified as noncurrent assets held for sale in our Consolidated Balance Sheets were $13.0 million and $34.9 million as of May 31, 2026 and May 25, 2025, respectively.

8. INVESTMENTS IN JOINT VENTURES

The total carrying value of our equity method investments at the end of fiscal 2026 and 2025 was $947.4 million and $936.8 million, respectively. These amounts are included in other assets and reflect our 44% ownership interest in Ardent Mills and a 50% ownership interest in one other joint venture. Due to differences in fiscal reporting periods, we recognized the equity method investment earnings on a lag of approximately one month.

In fiscal 2026, we had purchases from our equity method investees of $27.7 million. Total dividends received from equity method investments in fiscal 2026 were $141.1 million.

In fiscal 2025, we had purchases from our equity method investees of $31.9 million. Total dividends received from equity method investments in fiscal 2025 were $160.3 million.

In fiscal 2024, we had purchases from our equity method investees of $28.7 million. Total dividends received from equity method investments in fiscal 2024 were $251.6 million.

Summarized combined financial information for our equity method investments on a 100% basis is as follows:

	2026	2025	2024
Net sales:
Ardent Mills	$3,710.6	$3,998.2	$4,597.9
Other	354.9	339.3	361.4
Total net sales	$4,065.5	$4,337.5	$4,959.3
Gross profit:
Ardent Mills	$525.7	$656.2	$642.0
Other	94.5	85.0	87.1
Total gross profit	$620.2	$741.2	$729.1
Earnings after income taxes:
Ardent Mills	$267.4	$369.2	$361.5
Other	47.7	40.5	37.4
Total earnings after income taxes	$315.1	$409.7	$398.9

	May 31, 2026	May 25, 2025
Ardent Mills:
Current assets	$1,300.7	$1,365.2
Noncurrent assets	1,846.5	1,840.6
Current liabilities	562.2	521.9
Noncurrent liabilities	556.2	571.5
Other:
Current assets	$180.0	$142.0
Noncurrent assets	64.0	50.5
Current liabilities	49.1	46.5
Noncurrent liabilities	1.3	2.6

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

(columnar dollars in millions except per share amounts)

9. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The change in the carrying amount of goodwill for fiscal 2026 and 2025, excluding amounts classified as held for sale (see Note 7), was as follows:

	Grocery &	Refrigerated &
	Snacks	Frozen [1]	International	Foodservice	Total
Balance as of May 26, 2024	$4,486.8	$4,916.6	$202.4	$720.1	$10,325.9
Currency translation	—	—	(0.3)	—	(0.3)
Acquisitions	176.3	—	—	—	176.3
Balance as of May 25, 2025	$4,663.1	$4,916.6	$202.1	$720.1	$10,501.9
Currency translation	—	—	(0.2)	—	(0.2)
Impairments		(2,382.4)	—	—	(2,382.4)
Balance as of May 31, 2026	$4,663.1	$2,534.2	$201.9	$720.1	$8,119.3

1 The carrying amounts of goodwill within the Refrigerated & Frozen segment as of both May 31, 2026 and May 25, 2025 were net of accumulated impairment losses of $3.05 billion and $668.2 million, respectively.

Other identifiable intangible assets, excluding amounts classified as held for sale, were as follows:

	2026		2025
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-amortizing intangible assets
Brands and trademarks	$1,253.3	$—	$1,800.5	$—
Amortizing intangible assets
Customer relationships and intellectual property	1,215.7	638.3	1,215.9	595.3
	$2,469.0	$638.3	$3,016.4	$595.3

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

We completed a quantitative impairment test for the Refrigerated & Frozen and Foodservice reporting units with the assistance of a third-party valuation specialist using both a discounted cash flow method and a guideline public company method. As a result of our impairment tests, in the second quarter of fiscal 2026, we recognized non-cash goodwill impairment charges of $771.3 million in the Refrigerated & Frozen reporting unit within goodwill impairment charges. The goodwill impairment was primarily driven by a 150-

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

(columnar dollars in millions except per share amounts)

basis point increase in the discount rate reflecting heightened macroeconomic uncertainty and weakened consumer sentiment, lower market multiples in our industry as of our testing date, and a downward revision to our projected sales and profit margins for this specific reporting unit.

In addition, we recognized impairment charges in the second quarter of fiscal 2026, within other intangible asset impairment charges of $180.0 million related to our Birds Eye® brand name and $17.0 million related to our spreads businesses (Earth Balance® and Smart Balance®), both of which were primarily included in our Refrigerated and Frozen segment. The other intangible asset impairments were primarily driven by the increase in the discount rate. In addition, Birds Eye® was negatively impacted by lower than expected profit margins which resulted in a reduction in our assumed royalty rate.

In the fourth quarter of fiscal 2026, we identified triggering events to test goodwill for impairment due to continued decline in market capitalization and stock price. As a result of our assessment of the triggering events, we completed a quantitative impairment test for the Refrigerated & Frozen reporting unit using both a discounted cash flow method and a guideline public company method. As a result of our impairment tests, we recognized goodwill impairment charges of $1.61 billion within goodwill impairment charges. The impairment was primarily driven by a 200-basis point increase in the discount rate from our last quantitative assessment completed in the second quarter of fiscal 2026 reflecting lower market multiples in our industry, uncertainty in the market and global economy due to potential implications from geopolitical conflicts, inflationary pressures, and other macroeconomic factors, and a downward revision to our projected sales and profit margins for this specific reporting unit. After this impairment the goodwill carrying amount of our Refrigerated & Frozen reporting unit is approximately $2.53 billion.

In the fourth quarter of fiscal 2026, we also recognized impairment charges on certain indefinite lived intangibles within other intangible asset impairment charges of $350.2 million within our Grocery & Snacks and Refrigerated & Frozen segments. The most notable brands with impairments included Birds Eye®, Armour®, Bertolli®, Angie’s® BOOMCHICKAPOP®, and Wish-Bone®. All brands were negatively impacted by the increase in our discount rate discussed above. Several of these brands were also negatively impacted by revised sales growth expectations. Including the impairments of certain brands recognized in the second quarter of fiscal 2026, discussed above, our total brand impairment charges recognized in fiscal 2026 were $547.2 million.

The Refrigerated & Frozen reporting unit and certain of our indefinite lived intangibles were written down to fair value as of the end of fiscal 2026, resulting in zero excess fair value over carrying amount, and, as a result, will have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. All other reporting units and indefinite lived intangibles had more than 20% excess fair value over carrying amount as of our last quantitative assessment. We will continue to monitor the impact of any significant changes in consumer purchasing behaviors, input cost inflation, and other macroeconomic conditions that could change certain assumptions and result in future impairments.

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

In the fourth quarter of fiscal 2025, we performed our annual goodwill impairment assessment on all of our reporting units and found no indicators of impairment. We completed a qualitative assessment which primarily considered our previous cushion from our last quantitative test in addition to market comparable transactions. As a result of our fiscal 2025 annual impairment test for indefinite lived intangibles, we recognized impairment charges within other intangible asset impairment charges of $53.2 million in our Grocery & Snacks and Refrigerated & Frozen segments. Our largest impairments were related to our spreads businesses (Earth Balance® and Smart Balance®). Both of these brands were negatively impacted by volume declines in the current fiscal year, which also resulted in revised

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

(columnar dollars in millions except per share amounts)

sales growth expectations. Including the impairments of certain brands recognized in the second quarter of fiscal 2025, discussed above, our total brand impairment charges recognized in fiscal 2025 were $72.1 million.

2024 Goodwill and Indefinite-Lived Intangible Asset Impairment Testing

In the fourth quarter of fiscal 2024, we performed our annual goodwill impairment assessment on all of our reporting units. We completed a qualitative assessment on all of our reporting units with the exception of our Sides, Components, Enhancers reporting unit. We completed a quantitative impairment test for our Sides, Components, Enhancers reporting unit with the assistance of a third-party valuation specialist using both a discounted cash flow method and guideline public company method as a result of lower market multiples in our industry as of our testing date. In estimating the fair value of this reporting unit, we selected a market multiple of 9.0- 9.5x using actual and estimated EBITDA for our guideline public company method. We used a discount rate of 8.50% and a terminal growth rate that approximated 1% for our discounted cash flow approach. As a result of our impairment tests, we recognized goodwill impairment charges of $526.5 million within goodwill impairment charges. The impairment was largely due to the 75-basis point increase in the discount rate as a result of economic conditions (higher interest rates and a slightly higher company specific risk premium), a decline in market capitalization, lower market multiples in our industry as of our testing date, as well as a downward revision to our sales forecasts for this specific reporting unit. After the impairment, the goodwill carrying amount of our Sides, Components, Enhancers reporting unit was approximately $1.4 billion.

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

Definite-Lived Intangible Assets

Amortizing intangible assets, carrying a remaining weighted-average life of approximately 15 years, are principally composed of customer relationships and acquired intellectual property. For fiscal 2026, 2025, and 2024, we recognized amortization expense of $43.1 million, $53.7 million, and $53.6 million, respectively. Based on amortizing assets recognized in our Consolidated Balance Sheet as of May 31, 2026, amortization expense for the next five years is estimated to be as follows:

2027	$43.0
2028	40.6
2029	39.3
2030	39.0
2031	38.4

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

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

(columnar dollars in millions except per share amounts)

The following table reconciles the income (loss) and average share amounts used to compute both basic and diluted earnings (loss) per share:

	2026	2025	2024
Net income (loss) attributable to Conagra Brands, Inc. common stockholders:	$(1,916.2)	$1,152.4	$347.2
Weighted average shares outstanding:
Basic weighted average shares outstanding	479.0	478.3	478.6
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	—	1.4	1.4
Diluted weighted average shares outstanding	479.0	479.7	480.0

For fiscal 2026, all 0.8 million of dilutive restricted stock units outstanding were excluded from the computation of diluted weighted averages shares, as we recognized a net loss. For fiscal 2025 and 2024, there were 1.4 million and 1.2 million stock options outstanding, respectively, that were excluded from the computation of diluted weighted average shares because the effect was antidilutive.

11. INVENTORIES

The major classes of inventories, excluding amounts classified as held for sale (see Note 7), were as follows:

	May 31, 2026	May 25, 2025
Raw materials and packaging	$296.5	$300.8
Work in process	238.9	243.5
Finished goods	1,256.3	1,393.0
Supplies and other	113.7	111.0
Total	$1,905.4	$2,048.3

12. CAPITAL STOCK

The total number of shares we are authorized to issue is 1,218,050,000 shares, which shares may be issued as follows: 1,200,000,000 shares of common stock, par value $5.00 per share; 150,000 shares of Class B Preferred Stock, par value $50.00 per share; 250,000 shares of Class C Preferred Stock, par value $100.00 per share; 1,100,000 shares of Class D Preferred Stock, no par value per share; and 16,550,000 shares of Class E Preferred Stock, no par value per share. There were no preferred shares issued or outstanding as of May 31, 2026.

We have repurchased our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board. We repurchased 0.8 million shares of our common stock for approximately $15.0 million in fiscal 2026 and 2.1 million shares of our common stock for approximately $64.0 million in fiscal 2025.

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

On September 14, 2023, our stockholders approved the Conagra Brands, Inc. 2023 Stock Plan (the “Plan”). The Plan authorizes the issuance of up to 17.4 million shares of Conagra Brands common stock. In addition to the shares under the 2023 Stock Plan, certain shares of Conagra Brands common stock subject to outstanding awards under predecessor stock plans that expire, lapse, are cancelled, terminated, forfeited, otherwise become unexercisable, or are settled for cash are available for issuance. At May 31, 2026, approximately 11.3 million shares remained reserved for granting new share-based awards.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

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

We recognize compensation expense for share unit awards on a straight-line basis over the requisite service period, accounting for forfeitures as they occur. The compensation expense for our stock-settled share unit awards totaled $53.2 million, $47.3 million, and $38.5 million for fiscal 2026, 2025, and 2024, respectively. The tax benefit related to the stock-settled share unit award compensation expense for fiscal 2026, 2025, and 2024 was $10.7 million, $9.5 million, and $7.7 million, respectively.

The following table summarizes the nonvested share units as of May 31, 2026 and changes during the fiscal year then ended:

	Stock-Settled
		Weighted
		Average
	Share Units	Grant-Date
Share Units	(in Millions)	Fair Value
Nonvested share units at May 25, 2025	4.23	$31.29
Granted	3.49	$16.86
Vested/Issued	(2.52)	$31.23
Forfeited	(0.44)	$23.59
Nonvested share units at May 31, 2026	4.76	$23.07

During fiscal 2026, 2025, and 2024, we granted 3.5 million, 2.2 million, and 2.0 million stock-settled share units, respectively, with a weighted average grant date fair value of $16.86, $27.34, and $30.20 per share unit, respectively.

The total intrinsic value of stock-settled share units vested was $47.7 million, $43.1 million, and $28.3 million during fiscal 2026, 2025, and 2024, respectively.

At May 31, 2026, we had $48.7 million of total unrecognized compensation expense that will be recognized over a weighted average period of 1.7 years related to stock-settled share unit awards.

Performance Share Awards

Performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goals for the three-year performance period ending in fiscal 2026 (the “2026 performance period”) are based on our net sales and diluted earnings per share (“EPS”) growth, subject to certain adjustments, measured over the defined performance period, with each year of the performance period weighted one-third. The performance goals for the three-year performance periods ending in fiscal 2027 (the “2027 performance period”) and fiscal 2028 (the “2028 performance period”) are based on our net sales and diluted EPS on a three-year cumulative basis, subject to certain adjustments, measured over the defined performance periods and are subject to adjustment based on our total shareholder return during the performance periods relative to a defined peer group. For each of the 2026 performance period, 2027 performance period, and 2028 performance period, the awards actually earned will range from zero to two hundred percent of the targeted number of performance shares for such performance period. Dividend equivalents are paid on the portion of performance shares actually earned at our regular dividend rate in additional shares of common stock.

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

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

(columnar dollars in millions except per share amounts)

forecasted performance against the performance targets at the end of each reporting period and amortized as compensation expense over the vesting period. Forfeitures are accounted for as they occur.

A summary of the activity for performance share awards as of May 31, 2026 and changes during the fiscal year then ended is presented below:

		Weighted
		Average
	Share Units	Grant-Date
Performance Shares	(in Millions)	Fair Value
Nonvested performance shares at May 25, 2025	2.22	$31.88
Granted	1.02	$18.97
Adjustments for performance results attained and dividend equivalents	(0.13)	$33.13
Vested/Issued	(0.54)	$33.13
Forfeited	(0.07)	$24.58
Nonvested performance shares at May 31, 2026	2.50	$26.46

We recognized expense of $1.5 million in fiscal 2026 and a benefit of $5.8 million and $7.7 million in fiscal 2025 and 2024, respectively, for our performance share awards. The tax benefit related to the compensation expense for fiscal 2026 was $0.1 million. The tax expense related to the compensation benefit for fiscal 2025 and 2024 was $0.1 million and $0.4 million, respectively.

The total intrinsic value of performance shares vested (including shares paid in lieu of dividends) during fiscal 2026, 2025, and 2024 was $10.3 million, $17.1 million, and $22.6 million, respectively.

Based on estimates at May 31, 2026, we had $4.5 million of total unrecognized compensation expense related to performance shares that will be recognized over a weighted average period of 1.9 years.

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

Cash received from stock option exercises for fiscal 2024 was $3.2 million. The actual tax benefit realized for the tax deductions from option exercises totaled $0.3 million for fiscal 2024. Cash received from stock option exercises for fiscal 2026 and 2025 and the related tax benefit realized were immaterial.

14. PRE-TAX INCOME AND INCOME TAXES

Pre-tax income (loss) (including equity method investment earnings) consisted of the following:

	2026	2025	2024
United States	$(1,912.5)	$1,047.1	$538.4
Foreign	88.1	109.1	71.8
	$(1,824.4)	$1,156.2	$610.2

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

(columnar dollars in millions except per share amounts)

The provision for income taxes included the following:

	2026	2025	2024
Current
Federal	$141.1	$171.7	$281.2
State	32.3	28.1	46.1
Foreign	27.4	28.0	28.3
	200.8	227.8	355.6
Deferred
Federal	(61.7)	(207.5)	(66.7)
State	(12.3)	(14.7)	(17.6)
Foreign	(35.0)	(1.9)	(8.8)
	(109.0)	(224.1)	(93.1)
	$91.8	$3.7	$262.5

Income taxes computed by applying the U.S. Federal statutory rates to income (loss) before income taxes are reconciled to the provision for income taxes set forth in the Consolidated Statements of Operations as follows:

	2026		2025		2024
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory income tax rate	$(383.1)	21.0%	$242.8	21.0%	$128.1	21.0%
Domestic federal
Tax credits
Foreign tax credit	(1.3)	0.1%	(16.0)	(1.4)%	(1.2)	(0.2)%
Other	(9.6)	0.5%	(9.3)	(0.8)%	(5.8)	(0.9)%
Nontaxable and nondeductible items
Goodwill impairments	478.6	(26.2)%	1.7	0.1%	102.1	16.7%
Other	8.4	(0.5)%	(1.9)	(0.2)%	0.8	0.1%
Cross-border tax laws	(2.3)	0.1%	(2.7)	(0.2)%	(3.3)	(0.5)%
Changes in valuation allowances	5.3	(0.3)%	(222.8)	(19.3)%	0.4	0.1%
Other	-	0.0%	1.7	0.1%	2.1	0.3%
Domestic state and local income taxes, net of federal effect	20.0	(1.1)%	11.7	1.0%	24.5	4.0%
Foreign tax effects
Canada
Withholding tax	0.5	(0.0)%	2.0	0.2%	10.8	1.8%
Other	(0.4)	0.0%	4.0	0.3%	2.3	0.3%
Mexico
Statutory income tax rate differential	6.8	(0.4)%	7.2	0.6%	7.9	1.3%
Other	(7.1)	0.4%	(4.9)	(0.4)%	(6.2)	(1.0)%
Puerto Rico
Tax election on joint venture income tax return	(35.2)	1.9%	-	0.0%	-	0.0%
Other	0.2	(0.0)%	0.2	0.0%	1.1	0.2%
Other foreign jurisdictions	0.4	(0.0)%	0.3	0.0%	2.2	0.3%
Worldwide changes in unrecognized tax benefits	10.6	(0.5)%	(10.3)	(0.8)%	(3.3)	(0.5)%
Total	$91.8	(5.0)%	$3.7	0.3%	$262.5	43.0%

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

(columnar dollars in millions except per share amounts)

In fiscal 2026, state and local income taxes in California, Florida, Pennsylvania, South Carolina, and Texas comprised the majority of the domestic state and local income taxes, net of federal effect category. In fiscal 2025, state and local income taxes in Florida, Louisianna, Pennsylvania, Tennessee, and Texas comprised the majority of the domestic state and local income taxes, net of federal effect category. In fiscal 2024, state and local income taxes in California, Florida, Minnesota, Pennsylvania, and Texas comprised the majority of the domestic state and local income taxes, net of federal effect category.

Income taxes paid, net of refunds, were:

	2026	2025	2024
US federal	$112.2	$150.3	$263.7
US state and local	36.8	31.2	46.8

Foreign
Canada	4.1	23.1	*
Mexico	20.0	22.5	21.4
Other	0.3	0.7	11.4
	24.4	46.3	32.8

Total	$173.4	$227.8	$343.3

* The amount of income taxes paid in this jurisdiction during the year were less than 5% of the total income taxes paid during the year.

The tax effect of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	May 31, 2026		May 25, 2025
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$307.7	$—	$275.1
Inventory	14.7	—	14.2	—
Goodwill, trademarks and other intangible assets	341.3	621.1	378.0	842.8
Right-of-use assets	—	40.9	—	51.1
Accrued expenses	15.9	—	19.1	—
Compensation related liabilities	30.3	—	29.7	—
Pension and other postretirement benefits	—	55.5	—	49.0
Investment in unconsolidated subsidiaries	—	8.0	—	28.6
Lease liabilities	49.7	—	59.4	—
Other liabilities that will give rise to future tax deductions	55.8	—	65.2	—
Net capital and operating loss carryforwards	23.3	—	29.0	—
Research expenditures	23.3	—	45.1	—
Federal credits	22.8	—	23.8	—
Other	27.1	36.3	28.7	33.4
	604.2	1,069.5	692.2	1,280.0
Less: Valuation allowance	(213.5)	—	(209.4)	—
Net deferred taxes	$390.7	$1,069.5	$482.8	$1,280.0

The liability for gross unrecognized tax benefits at May 31, 2026 was $20.3 million, excluding a related liability of $5.2 million for gross interest and penalties. As of May 25, 2025, our gross liability for unrecognized tax benefits was $11.0 million, excluding a related liability of $3.6 million for gross interest and penalties. Interest and penalties recognized in the Consolidated Statements of Operations was expense of $1.6 million, a benefit of $0.5 million, and a benefit of $1.4 million in fiscal 2026, 2025, and 2024, respectively.

The net amount of unrecognized tax benefits at May 31, 2026 and May 25, 2025 that, if recognized, would favorably impact our effective tax rate was $18.4 million and $9.3 million, respectively.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

(columnar dollars in millions except per share amounts)

We accrue interest and penalties associated with uncertain tax positions as part of income tax expense.

We conduct business and file tax returns in numerous countries, states, and local jurisdictions. The U.S. Internal Revenue Service (“IRS”) has completed its audit of the Company for tax years through fiscal 2025. All resulting significant items for fiscal 2025 and prior years have been settled with the IRS. Statutes of limitation for pre-acquisition tax years of Pinnacle generally remain open for calendar year 2005 and subsequent years principally related to net operating losses. Other major jurisdictions where we conduct business generally have statutes of limitations ranging from three to five years.

The change in the unrecognized tax benefits for the fiscal years ended May 31, 2026 and May 25, 2025 was as follows:

	May 31, 2026	May 25, 2025
Beginning balance	$11.0	$21.7
Increases from positions established during prior periods	19.5	0.9
Decreases from positions established during prior periods	(6.6)	(0.8)
Increases from positions established during the current period	1.0	0.8
Reductions resulting from lapse of applicable statute of limitation	(3.1)	(2.0)
Decrease from audit settlements	(1.6)	(9.3)
Other adjustments to liability	0.1	(0.3)
Ending balance	$20.3	$11.0

We have approximately $22.6 million in foreign net operating loss carryforwards which expire between fiscal 2044 and 2046 and $17.1 million of federal net operating loss carryforwards which expire in fiscal 2027. Included in net deferred tax liabilities are $15.9 million of tax effected state net operating loss carryforwards which expire in various years ranging from fiscal 2027 to 2046 and $1.8 million of tax effected state capital loss balances that expire between fiscal 2027 and 2037. Foreign tax credits of $22.4 million will expire between fiscal 2027 and 2036. State tax credits of approximately $2.0 million will expire in various years ranging from fiscal 2027 to 2031.

In fiscal 2022, we reflected additional tax expense of $25.0 million related to tax elections made in conjunction with filing our fiscal 2021 federal tax return. During fiscal 2025, interactions with the U.S. Internal Revenue Service (IRS) regarding these tax elections make the realization of certain deferred tax assets likely. The realization of these deferred tax assets allows for both current and future tax deductions through 2036 and resulted in an income tax benefit of approximately $225.8 million.

We have recognized a valuation allowance for the portion of the net operating loss carryforwards, capital loss carryforwards, tax credit carryforwards, and other deferred tax assets we believe are not more likely than not to be realized. The net change in the valuation allowance for fiscal 2026 was an increase of $4.1 million, principally related to certain tax assets being utilized in relation to the disposition of held for sale assets offset by impacts from tax law changes. The net change in the valuation allowance for fiscal 2025 was a decrease of $247.8 million, principally related to a federal audit settlement and future generation of income from the disposition of held for sale assets allowing certain tax attributes to be utilized.

We have previously made the assessment that the current earnings of certain foreign subsidiaries were not indefinitely reinvested or that we could not remit to the U.S. parent in a tax-neutral transaction. Accordingly, we have recorded a deferred tax liability of $2.2 million on approximately $43.8 million of earnings at May 31, 2026. The deferred tax liability relates to local withholding taxes that will be owed when this cash is distributed. In the first quarter of fiscal 2025, we paid $16.9 million of withholding taxes previously accrued in connection with the restructuring of our ownership interest in Ardent Mills. The undistributed historic earnings in our foreign subsidiaries through May 30, 2021 are considered to be indefinitely reinvested or can be remitted in a tax-neutral transaction. Accordingly, we have not recorded a deferred tax liability related to these undistributed historic earnings.

On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes changes to U.S. tax law that were applicable to Conagra beginning in fiscal 2026.  These changes included provisions allowing accelerated tax deductions for qualified property and research expenditures as well as allocation assumptions impacting certain tax attributes.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

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

Leases reported in our Consolidated Balance Sheets were as follows, excluding balances related to assets and liabilities classified as held for sale:

	Operating Leases
	Balance Sheet Location	May 31, 2026	May 25, 2025
ROU assets, net	Other assets	$170.7	$209.7
Lease liabilities (current)	Other accrued liabilities	36.0	39.7
Lease liabilities (noncurrent)	Other noncurrent liabilities	170.7	203.3

	Finance Leases
	Balance Sheet Location	May 31, 2026	May 25, 2025
ROU assets, at cost	Property, plant and equipment	$320.9	$364.9
Less accumulated depreciation	Less accumulated depreciation	(94.0)	(98.3)
ROU assets, net	Property, plant and equipment, net	226.9	266.6
Lease liabilities (current)	Current installments of long-term debt	16.1	29.4
Lease liabilities (noncurrent)	Senior long-term debt, excluding current installments	224.3	237.8

The components of total lease cost were as follows:

	2026	2025	2024
Operating lease cost	$48.1	$47.6	$53.1
Finance lease cost
Depreciation of leased assets	21.1	23.4	23.2
Interest on lease liabilities	13.3	13.7	12.0
Short-term lease cost	10.2	7.9	11.2
Total lease cost	$92.7	$92.6	$99.5

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

(columnar dollars in millions except per share amounts)

The weighted-average remaining lease terms and weighted-average discount rate for our leases as of May 31, 2026 and May 25, 2025 were as follows:

	Operating Leases		Finance Leases
	2026	2025	2026	2025
Weighted-average remaining lease term (in years)	6.3	6.8	13.5	13.8
Weighted-average discount rate	4.35%	4.15%	5.33%	5.26%

Cash flows arising from lease transactions were as follows:

	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$55.2	$51.0	$52.1
Operating cash outflows from finance leases	13.3	13.7	5.8
Financing cash outflows from finance leases	31.0	31.3	22.7
ROU assets obtained in exchange for new lease liabilities:
Operating leases	6.3	77.3	27.5
Finance leases	4.3	24.0	177.3

Maturities of lease liabilities by fiscal year as of May 31, 2026 were as follows (inclusive of amounts classified as held for sale):

	Operating Leases	Finance Leases	Total
2027	$44.2	$28.1	$72.3
2028	44.2	28.3	72.5
2029	34.9	27.9	62.8
2030	28.6	28.8	57.4
2031	25.9	26.8	52.7
Later years	62.5	206.2	268.7
Total lease payments	240.3	346.1	586.4
Less: Imputed interest	(33.6)	(105.7)	(139.3)
Total lease liabilities	$206.7	$240.4	$447.1

16. CONTINGENCIES

Litigation Matters

We are party to a number of matters asserting product liability claims against the Company related to certain Pam® and other cooking spray products. We have denied liability, however, we cannot predict with certainty the results of these actions. To date, the Company has settled all but a few of these matters. Pursuant to these settlements, the Company paid $141.1 million in fiscal 2026 and $25 million in fiscal 2025 and has agreed to pay an additional $44.3 million in the first quarter of fiscal 2027. In connection with these settlements, the Company has secured insurance recovery from certain applicable insurers, recognizing related insurance receivables of $1.6 million within Receivables as of May 31, 2026 and $81.8 million ($78.4 million within Receivables and $3.4 million within Other assets) as of May 25, 2025. The Company believes adequate provision has been made in its Consolidated Financial Statements for all probable and reasonably estimable losses for the litigation related to the cooking spray products based on information available to us at the time of our evaluation.

In the third quarter of fiscal 2026, a jury entered a verdict against the Company for $25 million in compensatory damages in a lawsuit captioned Esparza v. Conagra Brands, Inc., et al., in which a consumer claimed personal injury due to alleged exposure to diacetyl from Pam® butter flavored cooking spray. An initial judgment on the verdict for $22.9 million was entered in the fourth quarter of fiscal 2026, including certain offsets. We are contesting the initial verdict, and a final judgment has not yet been entered. The Company intends to appeal any final judgment. The Company believes adequate provision has been made in its Consolidated Financial

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

(columnar dollars in millions except per share amounts)

Statements for all probable and reasonably estimable losses from this lawsuit based on information available to us at the time of our evaluation. Additionally, we have put the applicable insurance carriers on notice and are pursuing available insurance coverage.

In 2019, we resolved a legacy litigation matter related to lead-based paint and/or pigment manufactured by an alleged predecessor to the Company during the first half of the 20th century for a total settlement of $101.7 million. The company paid $12.0 million toward that settlement in fiscal 2025 and made the final $16.7 million settlement payment in the second quarter of fiscal 2026.

We are party to various other lawsuits including personal injury, product liability claims (including pending litigation alleging that certain of our products should be considered “ultra-processed” and consumption of such “ultra-processed” products allegedly causes negative health impacts), putative class action lawsuits challenging various product claims made in the Company’s product labeling, and matters challenging the Company’s wage and hour practices. While we cannot predict with certainty the results of the remaining claims or any other legal proceedings, we do not expect these matters to have a material adverse effect on our financial condition, results of operations, or business.

Our accrual for all litigation matters, including those matters described above, that are probable and estimable, was $47.7 million within Other accrued liabilities as of May 31, 2026 and $204.5 million ($160.2 million within Other accrued liabilities and $44.3 million within Other noncurrent liabilities) as of May 25, 2025.

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

We are a party to certain environmental proceedings relating to businesses divested by Beatrice prior to our acquisition in fiscal 1991, including litigation and administrative proceedings involving Beatrice’s possible status as a potentially responsible party at approximately 35 Superfund, proposed Superfund, or state-equivalent sites (the “Beatrice sites”). The Beatrice sites consist of locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, polychlorinated biphenyls, acids, lead, sulfur, tannery wastes, and/or other contaminants. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $39.4 million ($3.0 million within Other accrued liabilities and $36.4 million within Other noncurrent liabilities) as of May 31, 2026 and $36.0  million ($3.2 million within Other accrued liabilities and $32.8 million within Other noncurrent liabilities) as of May 25, 2025, a majority of which relates to the Superfund and state-equivalent sites referenced above.

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

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

(columnar dollars in millions except per share amounts)

Commodity futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, diesel fuel and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of May 31, 2026, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through June 2027.

In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of May 31, 2026, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through February 2027.

From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.

Derivatives Designated as Cash Flow Hedges

During the first quarter of fiscal 2019, we entered into deal-contingent forward starting interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to help finance the acquisition of Pinnacle. We settled these contracts during the second quarter of fiscal 2019 and deferred a $47.5 million gain in accumulated other comprehensive income that is being amortized as a reduction of interest expense over the lives of the related debt instruments. The unamortized amount at May 31, 2026 was $23.0 million.

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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	2026	2025	2024
Net derivative gains incurred	$8.0	$6.8	$2.9
Less: Net derivative gains (losses) allocated to reporting segments	4.4	(1.4)	(13.2)
Net derivative gains recognized in general corporate expenses	$3.6	$8.2	$16.1
Net derivative gains (losses) allocated to Grocery & Snacks	$8.8	$(4.8)	$(6.1)
Net derivative gains (losses) allocated to Refrigerated & Frozen	1.6	(3.1)	(1.2)
Net derivative gains (losses) allocated to International	(6.8)	7.1	(5.6)
Net derivative gains (losses) allocated to Foodservice	0.8	(0.6)	(0.3)
Net derivative gains (losses) included in segment operating profit	$4.4	$(1.4)	$(13.2)

As of May 31, 2026, the cumulative amount of net derivative gains from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $6.7 million. This amount reflected net gains of $6.4 million incurred during the fiscal year ended May 31, 2026, as well as net gains of $0.3 million incurred prior to fiscal 2026. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results net gains of $6.5 million in fiscal 2027 and net gains of $0.2 million in fiscal 2028 and thereafter.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

(columnar dollars in millions except per share amounts)

Economic Hedges of Fair Values — Foreign Currency Exchange Rate Risk

We may use options and cross currency swaps to economically hedge the fair value of certain monetary assets and liabilities (including intercompany balances) denominated in a currency other than the functional currency. These derivatives are marked-to-market with gains and losses immediately recognized in SG&A expenses. These substantially offset the foreign currency transaction gains or losses recognized as values of the monetary assets or liabilities being economically hedged change. As of May 25, 2026, and May 26, 2025, there were no derivative instruments used to economically hedge our monetary assets or liabilities.

All derivative instruments are recognized in our Consolidated Balance Sheets at fair value (refer to Note 19 for additional information related to fair value measurements). The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with U.S. GAAP, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At May 31, 2026 and May 25, 2025, amounts representing a right to reclaim cash collateral of $2.5 million and $0.2 million, respectively, were included in prepaid expenses and other current assets in our Consolidated Balance Sheets.

Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or obligation to return cash collateral were reflected in our Consolidated Balance Sheets as follows:

	May 31, 2026	May 25, 2025
Prepaid expenses and other current assets	$4.7	$4.7
Other accrued liabilities	1.6	5.1

The following table presents our derivative assets and liabilities at May 31, 2026, on a gross basis, prior to the setoff of $0.9 million to total derivative assets and $1.6 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$3.7	Other accrued liabilities	$1.6
Foreign exchange contracts	Prepaid expenses and other current assets	0.1	Other accrued liabilities	1.6
Total derivatives not designated as hedging instruments		$3.8		$3.2

The following table presents our derivative assets and liabilities, at May 25, 2025, on a gross basis, prior to the setoff of $0.8 million to total derivative assets and $1.1 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$5.5	Other accrued liabilities	$2.6
Foreign exchange contracts	Prepaid expenses and other current assets	—	Other accrued liabilities	3.6
Total derivatives not designated as hedging instruments		$5.5		$6.2

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

(columnar dollars in millions except per share amounts)

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Consolidated Statements of Operations were as follows:

	For the Fiscal Year Ended May 31, 2026
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Operations of Gains (Losses) Recognized on Derivatives	Amount of Gains (Losses) Recognized on Derivatives in Consolidated Statement of Operations
Commodity contracts	Cost of goods sold	$13.7
Foreign exchange contracts	Cost of goods sold	(5.7)
Total gains from derivative instruments not designated as hedging instruments		$8.0

	For the Fiscal Year Ended May 25, 2025
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Operations of Gains Recognized on Derivatives	Amount of Gains Recognized on Derivatives in Consolidated Statement of Operations
Commodity contracts	Cost of goods sold	$2.5
Foreign exchange contracts	Cost of goods sold	4.3
Total gains from derivative instruments not designated as hedging instruments		$6.8

	For the Fiscal Year Ended May 26, 2024
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Operations of Gains (Losses) Recognized on Derivatives	Amount of Gains (Losses) Recognized on Derivatives in Consolidated Statement of Operations
Commodity contracts	Cost of goods sold	$6.9
Foreign exchange contracts	Cost of goods sold	(4.0)
Total gains from derivative instruments not designated as hedging instruments		$2.9

As of May 31, 2026, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $77.6 million for purchase contracts. As of May 25, 2025, our open commodity contracts had a notional value of $140.2 million for purchase contracts. The notional amount of our foreign currency forward and cross currency swap contracts as of May 31, 2026 and May 25, 2025 was $95.2 million and $93.5 million, respectively.

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

At May 31, 2026, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts was immaterial.

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

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

(columnar dollars in millions except per share amounts)

During fiscal 2026, in connection with the termination and settlement of a pension plan for the benefit of certain hourly employees, we transferred $40.3 million of our U.S. defined benefit pension plan obligations to an insurance company through the purchase of an irrevocable group annuity contract. The group annuity contract was purchased and funded directly from the assets of our pension plans, resulting in an immaterial actuarial loss in other comprehensive income. As a result of this transaction, we recognized a noncash pre-tax settlement loss of $2.7 million in pension and postretirement non-service income in the fourth quarter of fiscal 2026.

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

We recognize the funded status of our pension and postretirement plans in the Consolidated Balance Sheets. For our pension plans, we also recognize as a component of accumulated other comprehensive income, the net of tax results of the actuarial gains or losses within the corridor and prior service costs or credits that arise during the period but are not recognized in net periodic benefit cost. For our postretirement plans, we also recognize as a component of accumulated other comprehensive income, the net of tax results of the gains or losses and prior service costs or credits that arise during the period but are not recognized in net periodic benefit cost. These amounts will be adjusted out of accumulated other comprehensive income as they are subsequently recognized as components of net periodic benefit cost. For our pension plans, we have elected to immediately recognize actuarial gains and losses in our operating results in the year in which they occur, to the extent they exceed the corridor, eliminating amortization. Amounts are included in the components of pension and postretirement plan costs, below, as recognized net actuarial loss (gain).

The changes in benefit obligations and plan assets at May 31, 2026 and May 25, 2025 are presented in the following table.

	Pension Plans		Postretirement Plans
	2026	2025	2026	2025
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,693.8	$2,574.7	$48.3	$48.1
Service cost	5.4	5.5	0.1	0.1
Interest cost	87.8	136.1	2.2	2.4
Amendments	1.5	0.1	—	—
Actuarial loss (gain)	66.5	(148.6)	(0.4)	4.4
Plan settlements	(40.3)	(679.4)	—	—
Benefits paid	(138.9)	(194.6)	(5.9)	(6.7)
Benefit obligation at end of year	$1,675.8	$1,693.8	$44.3	$48.3
Change in Plan Assets
Fair value of plan assets at beginning of year	$1,946.8	$2,738.9	$—	$3.7
Actual return on plan assets	173.5	70.0	—	(3.7)
Employer contributions	11.4	11.9	5.9	6.7
Plan settlements	(40.3)	(679.4)	—	—
Benefits paid	(138.9)	(194.6)	(5.9)	(6.7)
Fair value of plan assets at end of year	$1,952.5	$1,946.8	$—	$—

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

(columnar dollars in millions except per share amounts)

The $66.5 million actuarial loss increasing our projected benefit obligation at the end of fiscal 2026 is principally related to the decrease in the discount rate from 5.91% to 5.65%.

The funded status and amounts recognized in our Consolidated Balance Sheets at May 31, 2026 and May 25, 2025 were as follows:

	Pension Plans		Postretirement Plans
	2026	2025	2026	2025
Funded Status	$276.7	$253.0	$(44.3)	$(48.3)
Amounts Recognized in Consolidated Balance Sheets
Other assets	$359.5	$342.8	$—	$—
Other accrued liabilities	(8.5)	(9.4)	(6.1)	(6.6)
Other noncurrent liabilities	(74.3)	(80.4)	(38.2)	(41.7)
Net Amount Recognized	$276.7	$253.0	$(44.3)	$(48.3)
Amounts Recognized in Accumulated Other Comprehensive Income (Pre-tax)
Actuarial net gain	$(24.6)	$(49.6)	$(29.9)	$(33.1)
Net prior service cost (benefit)	6.8	6.8	(4.0)	(5.7)
Total	$(17.8)	$(42.8)	$(33.9)	$(38.8)
Weighted-Average Actuarial Assumptions Used to Determine Benefit Obligations at May 31, 2026 and May 25, 2025
Discount rate	5.65%	5.91%	5.32%	5.43%
Long-term rate of compensation increase	N/A	N/A	N/A	N/A

The accumulated benefit obligation for all defined benefit pension plans was $1.68 billion and $1.69 billion at May 31, 2026 and May 25, 2025, respectively.

The projected benefit obligation and accumulated benefit obligation for pension plans with accumulated benefit obligations in excess of plan assets at May 31, 2026 and May 25, 2025 were as follows:

	2026	2025
Projected benefit obligation	$82.7	$89.8
Accumulated benefit obligation	82.7	89.8

Components of pension and postretirement plan costs included:

	Pension Plans			Postretirement Plans
	2026	2025	2024	2026	2025	2024
Service cost	$5.4	$5.5	$5.8	$0.1	$0.1	$0.1
Interest cost	87.8	136.1	144.7	2.2	2.4	2.5
Expected return on plan assets	(109.6)	(146.3)	(141.3)	—	—	—
Amortization of prior service cost (benefit)	1.5	1.6	1.6	(1.7)	(1.7)	(1.7)
Recognized net actuarial gain	(25.2)	(3.5)	(12.5)	(3.6)	(1.5)	(4.7)
Settlement loss (gain)	2.7	(13.0)	1.1	—	—	—
Pension and postretirement cost (benefit) — Company plans	(37.4)	(19.6)	(0.6)	(3.0)	(0.7)	(3.8)
Pension cost (benefit) — multi-employer plans	9.1	9.5	9.0	—	—	—
Total pension and postretirement cost (benefit)	$(28.3)	$(10.1)	$8.4	$(3.0)	$(0.7)	$(3.8)

In fiscal 2026, 2025, and 2024, the Company recorded gains of $25.2 million, $3.5 million, and $12.5 million, respectively, reflecting the year-end write-off of actuarial gains and losses in excess of 10% of our pension liability.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

(columnar dollars in millions except per share amounts)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	Pension Plans		Postretirement Plans
	2026	2025	2026	2025
Net actuarial gain (loss)	$(2.5)	$72.3	$0.4	$(8.2)
Amendments	(1.5)	(0.1)	—	—
Amortization of prior service cost (benefit)	1.5	1.6	(1.7)	(1.7)
Settlement loss (gain)	2.7	(13.0)	—	—
Recognized net actuarial gain	(25.2)	(3.5)	(3.6)	(1.5)
Net amount recognized	$(25.0)	$57.3	$(4.9)	$(11.4)

Weighted-Average Actuarial Assumptions Used to Determine Net Expense

	Pension Plans			Postretirement Plans
	2026	2025	2024	2026	2025	2024
Discount rate - interest cost	5.41%	5.51%	5.41%	4.97%	5.38%	5.36%
Discount rate - service cost	6.17%	5.72%	5.60%	5.53%	5.22%	5.31%
Long-term rate of return on plan assets	5.89%	5.53%	5.00%	N/A	N/A	N/A
Long-term rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

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

Plan Assets

The fair value of plan assets, summarized by level within the fair value hierarchy described in Note 19, as of May 31, 2026, was as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$8.6	$83.3	$—	$91.9
Equity securities:
U.S. equity securities	87.7	9.5	—	97.2
International equity securities	45.0	—	—	45.0
Fixed income securities:
Government bonds	—	736.3	—	736.3
Corporate bonds	—	816.6	—	816.6
Mortgage-backed bonds	—	81.5	—	81.5
Net payables for unsettled transactions	(60.7)	—	—	(60.7)
Fair value measurement of pension plan assets in the fair value hierarchy	$80.6	$1,727.2	$—	$1,807.8
Investments measured at net asset value				144.7
Total pension plan assets				$1,952.5

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

(columnar dollars in millions except per share amounts)

The fair value of plan assets, summarized by level within the fair value hierarchy described in Note 19, as of May 25, 2025, was as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$(0.3)	$93.4	$—	$93.1
Equity securities:
U.S. equity securities	73.6	25.3	—	98.9
International equity securities	38.3	—	—	38.3
Fixed income securities:
Government bonds	—	373.5	—	373.5
Corporate bonds	—	1,145.9	—	1,145.9
Mortgage-backed bonds	—	78.0	—	78.0
Net payables for unsettled transactions	(43.0)	—	—	(43.0)
Fair value measurement of pension plan assets in the fair value hierarchy	$68.6	$1,716.1	$—	$1,784.7
Investments measured at net asset value				162.1
Total pension plan assets				$1,946.8

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

Certain assets that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. Such investments are generally considered long-term in nature with varying redemption availability. For certain of these investments, with a fair value of approximately $21.9 million as of May 31, 2026, the asset managers have the ability to impose customary redemption gates which may further restrict or limit the redemption of invested funds therein. As of May 31, 2026, no such gates were imposed.

As of May 31, 2026, we have unfunded commitments for additional investments of $32.0 million in private equity funds and $5.4 million in natural resources funds. We expect unfunded commitments to be funded from plan assets rather than the general assets of the Company.

To develop the expected long-term rate of return on plan assets assumption for the pension plans, we consider the current asset allocation strategy, the historical investment performance, and the expectations for future returns of each asset class.

Our pension plan weighted-average asset allocations by asset category were as follows:

	May 31, 2026	May 25, 2025
Equity securities	8%	7%
Debt securities	82%	81%
Real estate funds	1%	1%
Private equity	3%	4%
Other	6%	7%
Total	100%	100%

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

(columnar dollars in millions except per share amounts)

The Company’s pension asset strategy is designed to align our pension plan assets with our projected benefit obligation to reduce volatility by targeting an investment strategy of approximately 90% in fixed-income securities and approximately 10% in return seeking assets, primarily equity securities, real estate, and private assets.

Assumed health care cost trend rates have a significant effect on the benefit obligation of the postretirement plans.

Assumed Health Care Cost Trend Rates at:	May 31, 2026	May 25, 2025
Initial health care cost trend rate	6.82%	6.67%
Ultimate health care cost trend rate	4.00%	4.42%
Year that the rate reaches the ultimate trend rate	2050	2033

We currently anticipate making contributions of approximately $10.3 million to our pension plans in fiscal 2027. We anticipate making contributions of $6.1 million to our other postretirement plans in fiscal 2027. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.

The following table presents estimated future gross benefit payments for our plans:

	Pension	Postretirement
	Plans	Plans
2027	$133.8	$6.1
2028	125.4	5.5
2029	126.2	5.0
2030	126.8	4.6
2031	127.0	4.2
Succeeding 5 years	628.5	16.1

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

The Company’s participation in multiemployer plans for the fiscal year ended May 31, 2026 is outlined in the table below. For each plan that is individually significant to the Company the following information is provided:

●	The “EIN / PN” column provides the Employer Identification Number and the three-digit plan number assigned to a plan by the IRS.
●	The most recent Pension Protection Act Zone Status available for 2025 and 2024 is for plan years that ended in calendar years 2025 and 2024, respectively. The zone status is based on information provided to the Company by each plan. A plan in the “red” zone has been determined to be in “critical status”, based on criteria established under the

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

(columnar dollars in millions except per share amounts)

Internal Revenue Code (“Code”), and is generally less than 65% funded. A plan in the “yellow” zone has been determined to be in “endangered status”, based on criteria established under the Code, and is generally less than 80% funded. A plan in the “green” zone has been determined to be neither in “critical status” nor in “endangered status”, and is generally at least 80% funded.
●	The “FIP/RP Status Pending/Implemented” column indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented by the plan as of the end of the plan year that ended in calendar year 2025.
●	Contributions by the Company are the amounts contributed in the Company’s fiscal periods ending in the specified year.
●	The “Surcharge Imposed” column indicates whether the Company contribution rate for its fiscal year that ended on May 31, 2026 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status”, in accordance with the requirements of the Code.
●	The last column lists the expiration dates of the collective bargaining agreements pursuant to which the Company contributes to the plans.

For plans that are not individually significant to Conagra Brands the total amount of contributions is presented in the aggregate.

									Expiration
		Pension Protection		FIP /	Contributions by the				Dates of
		Act Zone Status		RP Status	Company (millions)				Collective
				Pending /				Surcharge	Bargaining
Pension Fund	EIN / PN	2025	2024	Implemented	FY26	FY25	FY24	Imposed	Agreements
Central States, Southeast and Southwest Areas Pension Fund	36-6044243/ 001	Red, Critical and Declining	Red, Critical and Declining	RP Implemented	2.5	2.5	2.4	No	5/31/2029
Western Conference of Teamsters Pension Plan	91-6145047/ 001	Green	Green	N/A	4.5	4.7	4.3	No	4/30/2028
Other Plans					2.1	2.3	2.3
Total Contributions					$9.1	$9.5	$9.0

The Company was not listed in the Forms 5500 filed by any of the other plans or for any of the other years as providing more than 5% of the plan’s total contributions. At the date our financial statements were issued, Forms 5500 were not available for plan years ending in calendar year 2025.

Certain employees are covered under defined contribution plans. The expense related to these plans was $65.3 million, $66.7 million, and $62.3 million in fiscal 2026, 2025, and 2024, respectively.

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

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

(columnar dollars in millions except per share amounts)

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 31, 2026:

	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$3.1	$1.6	$—	$4.7
Deferred compensation assets	6.6	—	—	6.6
Available-for-sale debt securities	—	—	2.0	2.0
Total assets	$9.7	$1.6	$2.0	$13.3
Liabilities:
Derivative liabilities	$—	$1.6	$—	$1.6
Deferred compensation liabilities	81.4	—	—	81.4
Total liabilities	$81.4	$1.6	$—	$83.0

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

Impairment of Goodwill and Intangible Assets

We recognized charges for the impairment of certain indefinite-lived brands in fiscal 2026, 2025, and 2024. The fair values of these brands were estimated using the “relief from royalty” method (see Note 9). Impairments in our Grocery & Snacks segment totaled $216.7 million, $11.9 million, and $77.6 million for fiscal 2026, 2025, and 2024, respectively. Impairments in our Refrigerated & Frozen segment totaled $330.5 million, $60.2 million, and $352.6 million for fiscal 2026, 2025, and 2024, respectively.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

(columnar dollars in millions except per share amounts)

During fiscal 2026 and 2024, goodwill impairment charges totaling $2.38 billion and $526.5 million, respectively, were recognized within our Refrigerated & Frozen segment. The fair value of the goodwill was measured using a guideline public company method and discounted cash flow valuation method (see Note 9).

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

Long-Term Debt Fair Value

The carrying amount of long-term debt (including current installments) was $7.23 billion as of May 31, 2026 and $7.26 billion as of May 25, 2025. Based on current market rates, the fair value of this debt (Level 2 liabilities) on May 31, 2026 and May 25, 2025 was estimated at $7.05 billion and $7.03 billion, respectively.

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

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

(columnar dollars in millions except per share amounts)

unusual gains or losses that are not part of our measurement of segment performance. Corporate unallocated expense; pension and postretirement non-service income; interest expense, net; and equity method investment earnings are centrally managed costs and have been excluded from segment operating profit.

	2026
	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Net sales	$4,610.1	$4,641.8	$913.9	$1,115.8	$11,281.6
Segment cost of goods sold[1]	3,267.8	3,719.5	669.6	918.0	8,574.9
Segment SG&A expenses[2]	457.3	436.7	109.9	83.5	1,087.4
Segment operating profit	$885.0	$485.6	$134.4	$114.3	$1,619.3
General corporate expenses[3]					330.7
Goodwill impairment charges					2,382.4
Other intangible asset impairment charges					547.2
Gain on divestitures					(42.2)
Other charges, net[4]					29.6
Operating loss					$(1,628.4)
Pension and postretirement non-service income					45.9
Interest expense, net					382.6
Equity method investment earnings					140.7
Loss before income taxes					$(1,824.4)

	2025
	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Net sales	$4,899.3	$4,662.3	$956.5	$1,094.7	$11,612.8
Segment cost of goods sold[1]	3,431.4	3,606.4	700.7	885.4	8,623.9
Segment SG&A expenses[2]	450.9	404.2	111.9	78.3	1,045.3
Segment operating profit	$1,017.0	$651.7	$143.9	$131.0	$1,943.6
General corporate expenses[3]					399.4
Other intangible asset impairment charges					72.1
Loss on divestitures					29.5
Other charges, net[4]					78.0
Operating profit					$1,364.6
Pension and postretirement non-service income					25.9
Interest expense, net					416.7
Equity method investment earnings					182.4
Income before income taxes					$1,156.2

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

(columnar dollars in millions except per share amounts)

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

4 Other charges include the following: net charges related to our restructuring plans and net gains and losses associated with fire-related costs and insurance proceeds.

The following table presents further disaggregation of our net sales:

	2026	2025	2024
Frozen	$3,916.7	$3,945.5	$4,061.2
Staples
Other shelf-stable	2,384.6	2,790.8	2,834.1
Refrigerated	725.1	716.8	804.3
Snacks	2,225.5	2,108.5	2,124.6
International	913.9	956.5	1,078.3
Foodservice	1,115.8	1,094.7	1,148.4
Total net sales	$11,281.6	$11,612.8	$12,050.9

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

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

(columnar dollars in millions except per share amounts)

The following table presents depreciation and amortization by segment:

	2026	2025	2024
Grocery & Snacks	$146.9	$153.5	$149.2
Refrigerated & Frozen	173.3	163.1	176.2
International	14.6	14.2	16.8
Foodservice	45.8	45.1	44.5
Total Reporting Segments	380.6	375.9	386.7
Corporate	15.4	14.3	14.2
Total Company	$396.0	$390.2	$400.9

Other Information

Our operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant with respect to consolidated operations for fiscal 2026, 2025, and 2024. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were approximately $945.4 million, $987.9 million, and $1.11 billion in fiscal 2026, 2025, and 2024, respectively. Our long-lived assets located outside of the United States are not significant.

Our largest customer, Walmart, Inc. and its affiliates, accounted for approximately 29% of consolidated net sales for fiscal 2026 and 2025 and 28% for fiscal 2024, significantly impacting the Grocery & Snacks and Refrigerated & Frozen segments.

Walmart, Inc. and its affiliates accounted for approximately 14% and 16% of consolidated net receivables as of May 31, 2026 and May 25, 2025, respectively.

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

(columnar dollars in millions except per share amounts)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Conagra Brands, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Conagra Brands, Inc. and subsidiaries (the Company) as of May 31, 2026 and May 25, 2025, the related consolidated statements of operations, comprehensive income (loss), common stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended May 31, 2026, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2026 and May 25, 2025, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended May 31, 2026, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

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

Evaluation of the recoverability of the carrying value of the Birds Eye indefinite-lived intangible asset and goodwill assigned to the Refrigerated & Frozen reporting unit

As discussed in Notes 1 and 9 to the consolidated financial statements, indefinite-lived intangible assets (consisting primarily of brand names and trademarks) and goodwill were $1.25 billion and $8.12 billion, respectively, as of May 31, 2026. For the fiscal year ended May 31, 2026, the Company recorded impairment charges totaling $547.2 million and $2.38 billion on indefinite-lived intangible assets and goodwill, respectively. In assessing indefinite-lived intangible assets and goodwill for impairment, the Company performs either a qualitative or quantitative assessment at least annually or whenever circumstances indicate a potential impairment exists. The Company estimated the fair value of its Birds Eye indefinite-lived intangible asset by using a discounted cash flow method that incorporates an estimated royalty rate that would be charged to a third party for the use of the brand. The Company estimated the fair value of its Refrigerated & Frozen reporting unit by using a combination of a discounted cash flow method and guideline public company method. Impairment charges are recorded for indefinite-lived intangible assets and goodwill with carrying values in excess of their respective estimated fair values.

We identified the evaluation of the recoverability of the carrying value of the Birds Eye indefinite-lived intangible asset and the goodwill assigned to the Refrigerated & Frozen reporting unit as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate certain assumptions used in determining the fair value of these assets. These assumptions included the terminal growth rates, forecasted margins, royalty rate, discount rates, and the earnings before interest, taxes, depreciation, and amortization (EBITDA) market multiple. Changes to these assumptions could have had a significant effect on the Company’s assessment of the carrying value of the Birds Eye indefinite-lived intangible asset and the goodwill assigned to the Refrigerated & Frozen reporting unit.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the impairment assessments, including controls over the development of the assumptions described above. To assess the Company’s ability to forecast, we compared historical forecasts to actual results. We evaluated the terminal growth rates and forecasted margins, which were also used to support the royalty rate used in the Birds Eye indefinite-lived asset impairment testing, by considering current and past performance, as well as external market and industry outlook data. We also involved valuation professionals with specialized skills and knowledge, who assisted in:

●	evaluating the terminal growth rates by comparing them to publicly available market data
●	evaluating the royalty rate by determining that the selected royalty rate is supported by the brand name’s margin and comparable third-party license agreements
●	evaluating the discount rates by comparing each discount rate to a discount rate range that was independently developed using publicly available market data for comparable entities

Notes to Consolidated Financial Statements

Fiscal Years Ended May 31, 2026, May 25, 2025, and May 26, 2024

(columnar dollars in millions except per share amounts)

●	evaluating the EBITDA market multiple by comparing it to an EBITDA market multiple range developed using publicly available market data for comparable entities and
●	testing the estimated fair values of the Birds Eye indefinite-lived intangible asset and the Refrigerated & Frozen reporting unit using the Company’s assumptions and comparing the results to the Company’s fair value estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2005.

Chicago, Illinois
July 15, 2026

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of May 31, 2026. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated any change in the Company’s internal control over financial reporting that occurred during the quarter ended May 31, 2026 and determined that there was no change in our internal control over financial reporting for the quarter ended May 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

With the participation of Conagra Brands’ Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of Conagra Brands’ internal control over financial reporting as of May 31, 2026. In making this assessment, management used criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management concluded that, as of May 31, 2026, its internal control over financial reporting was effective.

The effectiveness of Conagra Brands’ internal control over financial reporting as of May 31, 2026 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this annual report on Form 10-K.

/s/ JOHN P. BRASE	/s/ DAVID S. MARBERGER
John P. Brase	David S. Marberger
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
July 15, 2026	July 15, 2026

ITEM 9B. OTHER INFORMATION

Trading Arrangements

None of the Company's directors or “officers” (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended May 31, 2026.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to our directors will be set forth in the 2026 Proxy Statement under the heading “Proposal 1: Election of Directors,” and the information is incorporated herein by reference. There were no material changes to the procedures by which security holders may recommend nominees to our Board during fiscal 2026.

Information regarding our executive officers is included in Part I of this Form 10-K under the heading “Information About Our Executive Officers,” as permitted by the Instruction to Item 401 of Regulation S-K.

If applicable, information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by our directors, executive officers, and holders of more than ten percent of our equity securities will be set forth in the 2026 Proxy Statement under the heading “Information on Stock Ownership—Delinquent Section 16(a) Reports,” and the information is incorporated herein by reference.

Information with respect to the Audit / Finance Committee and its financial experts will be set forth in the 2026 Proxy Statement under the heading “Corporate Governance—Board Committees—The Audit / Finance Committee,” and the information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after May 31, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after May 31, 2026.

Equity Compensation Plan Information

The following table provides information about shares of our common stock that may be issued under existing equity compensation plans as of our most recent fiscal year-end, May 31, 2026.

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants, and Rights (1)	Warrants, and Rights (2)	Reflected in Column (1)) (3)
Equity compensation plans approved by security holders	8,245,933	$35.64	11,340,091
Equity compensation plans not approved by security holders	—	—	—
Total	8,245,933	$35.64	11,340,091

(1)	Represents shares underlying outstanding awards that have been granted under the terms of the Conagra Brands, Inc. 2023 Stock Plan (the “Plan”) and the Conagra Brands, Inc. 2014 Stock Plan. Table amounts are comprised of 2,503,873 shares that could be issued under outstanding performance shares (assuming target achievement); 4,762,409 shares issuable under outstanding restricted stock units; 345,335 shares issuable upon distribution of stock equivalents in our non-employee director deferred compensation plan; and 634,316 shares issuable pursuant to outstanding stock options.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after May 31, 2026.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, PCAOB ID: 185.

The information required by this item with respect to principal accountant fees and services is incorporated by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after May 31, 2026.

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

3.1	Restated Certificate of Incorporation of Conagra Brands, Inc., incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 23, 2024

3.2	Amended and Restated Bylaws of Conagra Brands, Inc., incorporated by reference to Exhibit 3.1 of Conagra Brands' Current Report on Form 8-K filed with the SEC on May 5, 2026

4.1

Indenture, dated as of October 8, 1990, between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A. and The Chase Manhattan Bank (National Association)), as trustee, incorporated by reference to Exhibit 4.1 of Conagra Brands’ Registration Statement on Form S-3 (Registration No. 033-36967)

4.2

Indenture, dated as of October 12, 2017, between Conagra Brands, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated herein by reference to Exhibit 4.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on October 12, 2017

4.2.1

Second Supplemental Indenture, dated October 22, 2018, by and between Conagra Brands, Inc. and Wells Fargo Bank, National Association, as Trustee (including Forms of Notes), incorporated herein by reference to Exhibit 4.2 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on October 22, 2018

4.2.2

Third Supplemental Indenture, dated October 16, 2020, by and between Conagra Brands, Inc. and Wells Fargo Bank, National Association as Trustee (including Form of Note), incorporated herein by reference to Exhibit 4.2 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on October 16, 2020

4.3

Indenture, dated August 12, 2021, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee, incorporated herein by reference to Exhibit 4.1 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on August 12, 2021

4.3.1

First Supplemental Indenture, dated August 12, 2021, by and between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as Trustee (including Form of Note), incorporated herein by reference to Exhibit 4.2 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on August 12, 2021

4.3.2

Second Supplemental Indenture, dated July 31, 2023, by and between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as Trustee (including Form of Note), incorporated herein by reference to Exhibit 4.2 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on July 31, 2023

4.3.3

Third Supplemental Indenture, dated July 22, 2025, by and between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as Trustee (including Form of Note), incorporated by reference to Exhibit 4.2 to the Conagra Brands’ Current Report on Form 8-K filed with the SEC on June 30, 2025

4.4	Description of Securities, incorporated by reference to Exhibit 4.4 to Conagra Brands' Annual Report on Form 10-K for the fiscal year ended May 28, 2023

**10.1

ConAgra Foods, Inc. Non-Qualified Pension Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended November 23, 2008

**10.1.1

Amendment One dated December 3, 2009 to ConAgra Foods, Inc. Nonqualified Pension Plan, incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 28, 2010

**10.1.2

Amendment Two dated November 29, 2010 to the ConAgra Foods, Inc. Non-Qualified Pension Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 27, 2011

**10.1.3

Amendment Three to ConAgra Foods, Inc. Nonqualified Pension Plan (January 1, 2009 Restatement), dated December 22, 2016, incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended February 26, 2017

**10.1.4

Amendment Four to Conagra Brands, Inc. Nonqualified Pension Plan (January 1, 2009 Restatement), dated December 19, 2017, incorporated herein by reference to Exhibit 10.2.4 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarter ended November 26, 2017

**10.2

Conagra Brands, Inc. Directors’ Deferred Compensation Plan (2018 Restatement), effective as of May 1, 2018, incorporated herein by reference to Exhibit 10.3.2 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 27, 2018

**10.3

Conagra Brands, Inc. Amended and Restated Voluntary Deferred Compensation Plan, dated May 14, 2025 (effective January 1, 2026), incorporated herein by reference to Exhibit 10.3.4 to Conagra Brands’ Annual Report on Form 10-K filed with the SEC on July 10, 2025

**10.4	Conagra Foods, Inc. 2014 Stock Plan, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on September 22, 2014

**10.4.1	First Amendment to Conagra Foods, Inc. 2014 Stock Plan, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on December 15, 2017

**10.4.4

Form of Restricted Stock Unit Agreement for Employees under the Conagra Brands, Inc. 2014 Stock Plan, incorporated by reference to Exhibit 10.1 of Conagra Brands' Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2023

**10.4.5

Form of Performance Share Agreement for Employees under the Conagra Brands, Inc. 2014 Stock Plan, incorporated by reference to Exhibit 10.2 of Conagra Brands' Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2023

**10.4.6

Form of Retention Restricted Stock Unit Agreement for Employees under Conagra Brands, Inc. 2014 Stock Plan, incorporated by reference to Exhibit 10.3 of Conagra Brands' Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2023

**10.4.7

Form of Retention Performance Share Agreement for Employees under Conagra Brands, Inc. 2014 Stock Plan, incorporated by reference to Exhibit 10.4 of Conagra Brands' Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2023

**10.4.8

Form of Restricted Stock Unit Agreement for CEO under Conagra Brands, Inc. 2014 Stock Plan, incorporated by reference to Exhibit 10.5 of Conagra Brands' Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2023

**10.4.9

Form of Performance Share Agreement for CEO under Conagra Brands, Inc. 2014 Stock Plan, incorporated by reference to Exhibit 10.6 of Conagra Brands' Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2023

**10.4.10

Form of Retention Restricted Stock Unit Agreement for CEO under Conagra Brands, Inc. 2014 Stock Plan, incorporated by reference to Exhibit 10.7 of Conagra Brands' Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2023

**10.4.11

Form of Retention Performance Share Agreement for CEO under the Conagra Brands, Inc. 2014 Stock Plan, incorporated by reference to Exhibit 10.8 of Conagra Brands' Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2023

**10.5	Conagra Brands, Inc. 2023 Stock Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 19, 2023

**10.5.1

Form of Restricted Stock Unit Agreement for Employees under the Conagra Brands, Inc. 2023 Stock Plan, incorporated by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarterly period ended August 25, 2024

**10.5.2

Form of Performance Share Agreement for Employees under Conagra Brands, Inc. 2023 Stock Plan, incorporated by reference to Exhibit 10.2 of Conagra Brands' Quarterly Report on Form 10-Q for the quarterly period ended August 25, 2024

**10.5.3

Form of Restricted Stock Unit Agreement for CEO under Conagra Brands, Inc. 2023 Stock Plan, incorporated by reference to Exhibit 10.3 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarterly period ended August 25, 2024

**10.5.4

Form of Performance Share Agreement for CEO under Conagra Brands, Inc. 2023 Stock Plan, incorporated by reference to Exhibit 10.4 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarterly period ended August 25, 2024

**10.5.5

Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Conagra Brands, Inc. 2023 Stock Plan, incorporated by reference to Exhibit 10.5 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarterly period ended August 25, 2024

**10.5.6

Form of Sign-On Restricted Stock Unit Agreement for EVP & President, New Platforms and Acquisitions under the Conagra Brands, Inc. 2023 Stock Plan, incorporated herein by reference to Exhibit 10.7.6 to Conagra Brands’ Annual Report on Form 10-K filed with the SEC on July 10, 2025

**10.5.7

Form of Sign-On Performance Share Agreement for EVP & President, New Platforms and Acquisitions under the Conagra Brands, Inc. 2023 Stock Plan, incorporated herein by reference to Exhibit 10.7.7 to Conagra Brands’ Annual Report on Form 10-K filed with the SEC on July 10, 2025

**10.5.8	Form of Sign-On Performance-Based Restricted Stock Unit Agreement for CEO under the Conagra Brands, Inc. 2023 Stock Plan

**10.5.9	Form of Sign-On Restricted Stock Units Agreement for CEO under the Conagra Brands, Inc. 2023 Stock Plan

**10.6	Form of Director Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on May 19, 2020

**10.7	Form of Senior Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on July 28, 2020

**10.8

Form of Change of Control Agreement between ConAgra Foods and its executives,  incorporated herein by reference to Exhibit 10.16.1 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 31, 2015

**10.9

Change of Control Agreement, dated as of February 12, 2015, between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and Sean Connolly, incorporated herein by reference to Exhibit 10.3 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on February 12, 2015

**10.10

Employment Agreement, dated as of February 12, 2015, between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and Sean Connolly, incorporated herein by reference to Exhibit 10.2 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on February 12, 2015

**10.10.1

Amendment to Employment Agreement dated December 31, 2015, effective January 1, 2016, by and between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and Sean Connolly, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2016

**10.10.2

Letter of Agreement, dated as of August 2, 2018, between Conagra Brands, Inc. and Sean M. Connolly, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2018

**10.11

Employment Letter Agreement, dated April 8, 2026, between Conagra Brands, Inc. and John Brase, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on April 13, 2026.

**10.12	Change of Control Agreement, dated as of June 1, 2026, between Conagra Brands, Inc. and John Brase

**10.13

Form of Executive Time Sharing Agreement, as adopted on February 18, 2015, incorporated herein by reference to Exhibit 10.17 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 31, 2015

**10.14

Letter Agreement, by and between Conagra Brands, Inc. (formerly ConAgra Foods, Inc.) and David Marberger, dated as of July 13, 2016, incorporated herein by reference to Exhibit 10.1 of Conagra Brands’ Quarterly Report on Form 10-Q for the quarterly period ended August 28, 2016

10.15

Third Amended and Restated Revolving Credit Agreement, dated June 27, 2025, by and among Conagra Brands, Inc., Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto, incorporated herein by reference to Exhibit 10.1 to Conagra Brands’ Current Report on Form 8-K filed with the SEC on June 30, 2025

19	Conagra Brands, Inc. Insider Trading Policies, incorporated herein by reference to Exhibit 19 to Conagra Brands’ Annual Report on Form 10-K filed with the SEC on July 10, 2025

21	Subsidiaries of Conagra Brands, Inc.

23	Consent of KPMG LLP

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32	Section 906 Certificates

97	Conagra Brands, Inc. Mandatory Compensation Clawback Policy, incorporated by reference to Exhibit 97 of Conagra Brands’ Annual Report on Form 10-K for the fiscal year ended May 26, 2024

101

The following materials from Conagra Brands’ Annual Report on Form 10-K for the year ended May 31, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Common Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

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

CONAGRA BRANDS, INC.

By:	/s/ JOHN P. BRASE
John P. Brase
President and Chief Executive Officer
July 15, 2026

By:	/s/ DAVID S. MARBERGER
David S. Marberger
Executive Vice President and Chief Financial Officer
July 15, 2026

By:	/s/ MELISSA C. NAPIER
Melissa C. Napier
Senior Vice President and Corporate Controller
July 15, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of July, 2026.

/s/ John P. Brase
John P. Brase	Director

/s/ Anil Arora
Anil Arora	Director

/s/ Thomas K. Brown
Thomas K. Brown	Director

/s/ Emanuel Chirico
Emanuel Chirico	Director

/s/ George Dowdie
George Dowdie	Director

/s/ Francisco Fraga
Francisco Fraga	Director

/s/ Richard H. Lenny
Richard H. Lenny	Director

/s/ Melissa Lora
Melissa Lora	Director

/s/ Ruth Ann Marshall
Ruth Ann Marshall	Director

/s/ John Mulligan
John Mulligan	Director

/s/ Denise A. Paulonis
Denise A. Paulonis	Director

/s/ Pietro Satriano
Pietro Satriano	Director