Form 10-Q
period 2026-08-30
CONAGRA BRANDS INC.
filed 2026-09-30
CIK 23217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2026

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

Number of shares outstanding of issuer’s common stock as of August 30, 2026 was 477,411,517.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions except per share amounts)

(unaudited)

	Thirteen Weeks Ended
	August 30, 2026	August 24, 2025
Net sales	$2,595.9	$2,632.6
Cost of goods sold	1,977.2	1,992.0
Gross profit	$618.7	$640.6
Selling, general and administrative expenses	350.3	335.6
Gain on divestitures	—	(42.4)
Operating profit	$268.4	$347.4
Pension and postretirement non-service income	5.9	6.1
Interest expense, net	91.8	93.8
Equity method investment earnings	50.4	29.4
Income before income taxes	232.9	289.1
Income tax expense	58.6	124.6
Net income	$174.3	$164.5

Earnings per share — basic
Net income	$0.36	$0.34
Earnings per share — diluted
Net income	$0.36	$0.34

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Thirteen Weeks Ended
	August 30, 2026			August 24, 2025
		Tax			Tax
	Pre-Tax	(Expense)	After- Tax	Pre-Tax	(Expense)	After- Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$232.9	$(58.6)	$174.3	$289.1	$(124.6)	$164.5
Other comprehensive income:
Derivative adjustments:
Unrealized derivative adjustments	1.5	(0.4)	1.1	1.0	(0.3)	0.7
Reclassification for derivative adjustments included in net income	(1.0)	0.3	(0.7)	(1.4)	0.3	(1.1)
Unrealized currency translation gains (losses)	(0.4)	—	(0.4)	1.1	—	1.1
Pension and postretirement benefit obligations:
Unrealized pension and postretirement benefit obligations	(0.3)	0.1	(0.2)	0.4	—	0.4
Reclassification for pension and postretirement benefit obligations included in net income	(0.8)	0.2	(0.6)	(0.9)	0.2	(0.7)
Comprehensive income	$231.9	$(58.4)	$173.5	$289.3	$(124.4)	$164.9

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions except share data)

(unaudited)

	August 30, 2026	May 31, 2026
ASSETS
Current assets
Cash and cash equivalents	$371.6	$218.0
Receivables, less allowance for doubtful accounts of $4.0 and $3.9	677.0	658.2
Inventories	2,154.0	1,905.4
Prepaid expenses and other current assets	143.9	100.5
Current assets held for sale	13.3	—
Total current assets	3,359.8	2,882.1
Property, plant and equipment	6,830.9	6,843.3
Less accumulated depreciation	(4,007.1)	(3,980.4)
Property, plant and equipment, net	2,823.8	2,862.9
Goodwill	8,118.9	8,119.3
Brands, trademarks and other intangibles, net	1,819.8	1,830.7
Other assets	1,579.2	1,566.4
Noncurrent assets held for sale	—	13.0
	$17,701.5	$17,274.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$32.5	$34.2
Current installments of long-term debt	787.5	778.2
Accounts and other payables	1,562.6	1,513.3
Accrued payroll	98.8	201.7
Other accrued liabilities	584.0	660.6
Total current liabilities	3,065.4	3,188.0
Senior long-term debt, excluding current installments	6,940.1	6,456.0
Deferred income taxes	712.0	693.4
Other noncurrent liabilities	579.1	579.4
Total liabilities	11,296.6	10,916.8
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 584,219,229	2,921.2	2,921.2
Additional paid-in capital	2,262.1	2,316.1
Retained earnings	4,261.1	4,171.7
Accumulated other comprehensive income	6.6	7.4
Less treasury stock, at cost, 106,807,712 and 105,666,163 common shares	(3,046.1)	(3,058.8)
Total stockholders' equity	6,404.9	6,357.6
	$17,701.5	$17,274.4

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Thirteen Weeks Ended
	August 30, 2026	August 24, 2025
Cash flows from operating activities:
Net income	$174.3	$164.5
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	97.9	95.3
Asset impairment charges	0.6	1.2
Gain on divestitures	—	(42.4)
Equity method investment earnings in excess of distributions	(32.2)	(0.2)
Stock-settled share-based payments expense	14.3	19.6
Contributions to pension plans	(1.8)	(2.7)
Pension benefit	(3.7)	(4.0)
Other items	1.6	(3.6)
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Receivables	(20.3)	(51.3)
Inventories	(248.6)	(207.4)
Deferred income taxes and income taxes payable, net	10.3	99.3
Prepaid expenses and other current assets	(30.9)	(41.8)
Accounts and other payables	113.3	20.3
Accrued payroll	(102.9)	(29.9)
Other accrued liabilities	50.0	91.7
Litigation receivables, net of recoveries	1.6	65.1
Litigation accruals, net of payments	(27.7)	(53.1)
Net cash flows from operating activities	(4.2)	120.6
Cash flows from investing activities:
Additions to property, plant and equipment	(123.7)	(146.8)
Sale of property, plant and equipment	15.0	6.2
Proceeds from divestitures, net of cash divested	—	643.6
Other items	(1.0)	(1.0)
Net cash flows from investing activities	(109.7)	502.0
Cash flows from financing activities:
Issuance of short-term borrowings, maturities greater than 90 days	25.2	31.9
Repayment of short-term borrowings, maturities greater than 90 days	(26.9)	(536.3)
Net repayment of other short-term borrowings, maturities less than or equal to 90 days	—	(258.8)
Issuance of long-term debt	500.0	1,000.0
Repayment of long-term debt	(4.4)	(18.0)
Debt issuance costs	(3.9)	(10.6)
Repurchase of Conagra Brands, Inc. common shares	(44.0)	(15.0)
Cash dividends paid	(167.5)	(167.1)
Exercise of stock options and issuance of other stock awards, including tax withholdings	(12.7)	(18.8)
Other items	1.5	(0.1)
Net cash flows from financing activities	267.3	7.2
Effect of exchange rate changes on cash and cash equivalents	0.2	0.3
Net change in cash and cash equivalents	153.6	630.1
Cash and cash equivalents at beginning of period	218.0	68.0
Cash and cash equivalents at end of period	$371.6	$698.1

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Conagra Brands, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(columnar dollars in millions except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements of Conagra Brands, Inc. (the “Company”, “Conagra Brands”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. All adjustments are of a normal recurring nature. The results of operations for any quarter or a partial fiscal year period are not necessarily indicative of the results to be expected for other periods or the full fiscal year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026. There were no significant changes to our accounting policies from those disclosed in Note 1, “Summary of Significant Accounting Policies”, to the Consolidated Financial Statements in that Form 10-K.

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

2. DIVESTITURES AND ASSETS HELD FOR SALE

Chef Boyardee® Business

During the first quarter of fiscal 2026, we completed the sale of our Chef Boyardee® business for net proceeds of $607.0 million, including working capital adjustments. The business results were previously reported in our Grocery & Snacks, International, and Foodservice segments. We recognized a gain on the sale of $42.8 million within Gain on divestitures in the first quarter of fiscal 2026.

Frozen Fish Business

During the first quarter of fiscal 2026, we completed the sale of our frozen fish business, which includes our Van De Kamp’s® and Mrs. Paul’s® brands for net proceeds of $41.9 million, including working capital adjustments. The business results were previously reported primarily in our Refrigerated & Frozen segment. We recognized a loss on the sale of $0.4 million within Gain on divestitures in the first quarter of fiscal 2026.

Other Assets Held for Sale

We actively market certain other assets from time to time. These assets have also been reclassified as assets held for sale within our Condensed Consolidated Balance Sheets for periods prior to the disposal of the individual asset groups.

The related assets classified as held for sale reflected in our Condensed Consolidated Balance Sheets were $13.3 million within Current assets held for sale and $13.0 million within Noncurrent assets held for sale as of August 30, 2026 and May 31, 2026, respectively.

3. RESTRUCTURING ACTIVITIES

See our Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026 for additional information on our restructuring activities.

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

In fiscal 2026, we approved initiatives designed to optimize and enhance our supply chain network related to our frozen fried chicken products. We expect these initiatives will result in approximately $85 million of restructuring charges within the Refrigerated & Frozen segment, of which approximately $21 million will be cash. These charges are expected to consist of approximately $64 million of accelerated depreciation and asset write-offs and $21 million of other costs within Selling, general and administrative (“SG&A”) expenses. We recognized charges of $3.1 million in the first quarter of fiscal 2027 and incurred cumulative charges of $16.5 million ($7.5 million of cash charges and $9.0 million of non-cash charges) through the end of the first quarter of fiscal 2027. We expect these initiatives to be completed by the end of fiscal 2028.

In the first quarter of fiscal 2027, management approved a multi-year transformation initiative (“Project Catalyst”) that seeks to simplify and modernize our operations through process redesign, technology adoption, and organizational optimization to accelerate growth, improve productivity, and enhance cash flow performance. We continue to define and identify initiatives under Project Catalyst, some of which will result in restructuring charges. In the first quarter of fiscal 2027, we recognized cash charges of $2.3 million within SG&A expenses primarily consisting of professional and consulting fees and severance and related costs. We are currently unable to provide timing or specific estimates for any such restructuring charges or other costs that may be incurred as a result of Project Catalyst.

In the first quarter of fiscal 2027, management also approved a multi-year optimization initiative to drive portfolio simplicity and evaluate strategic options for non-core businesses. Some of these actions will result in restructuring charges. In the first quarter of fiscal 2027, we recognized immaterial charges within Cost of goods sold related to this initiative. We are currently unable to provide timing or specific estimates for any such restructuring charges.

Conagra Restructuring Plan

As of May 31, 2026, we substantially completed restructuring activities related to a restructuring plan commenced in fiscal 2019 that was directed at improving SG&A expense effectiveness and efficiencies and to optimize our supply chain network (the “Conagra Restructuring Plan”). While no new initiatives were added to the Conagra Restructuring Plan, we recognized charges of $2.6 million and $4.4 million in the first quarter of fiscal 2027 and 2026, respectively, related to initiatives previously approved.

We have recognized cumulative charges of $356.1 million ($118.6 million in Cost of goods sold, $236.9 million in SG&A, and $0.6 million in Pension and postretirement non-service income) from the inception of the Conagra Restructuring Plan through August 30, 2026. Included in these results were $121.3 million of cash charges and $234.8 million of non-cash charges. Our total expenses for the Conagra Restructuring Plan are expected to be $358.0 million ($123.2 million of cash charges and $234.8 million of non-cash charges).

Liabilities recorded for the above restructuring activities and changes therein for the first quarter of fiscal 2027 were as follows:

		Costs
		Incurred and
	Balance as of	Charged to	Costs Paid or	Changes in	Balance as of
	May 31, 2026	Expense	Otherwise Settled	Estimates	August 30, 2026
Severance and related costs	$14.1	$2.3	$(2.7)	$(0.3)	$13.4
Consulting/professional fees	1.8	2.3	(3.1)	—	1.0
Other costs	5.9	2.2	(5.1)	—	3.0
Total	$21.8	$6.8	$(10.9)	$(0.3)	$17.4

4. DEBT AND REVOLVING CREDIT FACILITY

Senior Notes

During the first quarter of fiscal 2027, we issued $500.0 million aggregate principal amount of 5.40% senior unsecured notes due August 1, 2031.

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

Term Loans

During the first quarter of fiscal 2026, we prepaid the $200.0 million aggregate principal amount outstanding under the unsecured term loan entered into with a financial institution in fiscal 2025 utilizing a portion of the proceeds received in connection with the sale of our Chef Boyardee® business (see Note 2) and proceeds from the issuance of the Notes discussed above.

During the first quarter of fiscal 2026, we prepaid the $300.0 million aggregate principal amount outstanding under the unsecured term loan entered into with a financial institution in fiscal 2024 utilizing a portion of the proceeds received in connection with the sale of our Chef Boyardee® business (see Note 2) and proceeds from the issuance of the Notes discussed above.

Revolving Credit Facility

During the first quarter of fiscal 2026, we terminated and replaced our prior revolving credit facility by entering into a Third Amended and Restated Revolving Credit Agreement (the “Amended Revolving Credit Agreement”) with a syndicate of financial institutions providing for a revolving credit facility in a maximum aggregate principal amount outstanding at any one time of $2.0 billion (subject to increase to a maximum aggregate principal amount of $2.5 billion with the consent of the lenders). The Amended Revolving Credit Agreement matures on June 27, 2030 and is unsecured. The Company may request the term of the Amended Revolving Credit Agreement be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. As of August 30, 2026, there were no outstanding borrowings under the Amended Revolving Credit Agreement.

Debt Covenants

Our most restrictive debt agreement (the Amended Revolving Credit Agreement) generally requires our ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest expense to be not less than 3.0 to 1.0 and our ratio of funded net debt to EBITDA not to exceed 4.5 to 1.0, with each ratio to be calculated on a rolling four-quarter basis. As of August 30, 2026, we were in compliance with these financial covenants.

Commercial Paper

As of August 30, 2026 and May 31, 2026, we had no outstanding borrowings under our commercial paper program.

Interest Expense

Net interest expense consisted of:

	Thirteen Weeks Ended
	August 30, 2026	August 24, 2025
Long-term debt	$93.6	$94.0
Short-term debt	1.6	4.5
Interest income	(1.3)	(2.6)
Interest capitalized	(2.1)	(2.1)
	$91.8	$93.8

5. FINANCING ARRANGEMENTS

Supplier Financing Arrangements

In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. A number of factors may impact our future payment terms, including our relative creditworthiness, overall market liquidity, and changes in interest rates and other general economic conditions. Certain suppliers have access to third-party services that allow them to view our scheduled payments online and finance advances on our scheduled payments at the sole discretion of the supplier and the third-party. Our current payment terms with these suppliers, which we deem to be commercially reasonable, range up to 120 days. We have no direct financial relationship with the financial institutions utilized by the third parties, and we have pledged no assets in connection with our accounts payable programs. All amounts due to participating suppliers are paid to the third party on the original invoice due dates, regardless of whether a particular invoice was sold. Supplier participation in these agreements is voluntary. As of August 30, 2026 and May 31, 2026, $234.9 million and $248.4 million, respectively, of our total accounts and other payables were subject to these arrangements. The associated payments are included in net cash flows from operating activities within our Condensed Consolidated Statements of Cash Flows.

We have also concluded that certain obligations to our suppliers, including amounts due and scheduled payment terms, are impacted by these third-party service programs and these arrangements are classified as notes payable within our Condensed Consolidated Balance Sheets. The proceeds and payments associated with short-term borrowings are reflected as financing activities within our Condensed Consolidated Statements of Cash Flows. As of August 30, 2026 and May 31, 2026, we had approximately $32.5 million and $34.2 million, respectively, of short-term borrowings related to these arrangements.

6. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the first quarter of fiscal 2027 was as follows:

	Grocery & Snacks	Refrigerated & Frozen [1]	International	Foodservice	Total
Balance as of May 31, 2026	$4,663.1	$2,534.2	$201.9	$720.1	$8,119.3
Currency translation	—	—	(0.4)	—	(0.4)
Balance as of August 30, 2026	$4,663.1	$2,534.2	$201.5	$720.1	$8,118.9

1 The carrying amounts of goodwill within the Refrigerated & Frozen segment as of both August 30, 2026 and May 31, 2026 were net of accumulated impairment losses of $3.05 billion. See Note 9, “Goodwill and Other Identifiable Intangible Assets”, to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026 for further information.

Other identifiable intangible assets were as follows:

	August 30, 2026		May 31, 2026
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-amortizing intangible assets
Brands and trademarks	$1,253.3	$—	$1,253.3	$—
Amortizing intangible assets
Customer relationships and intellectual property	1,215.5	649.0	1,215.7	638.3
	$2,468.8	$649.0	$2,469.0	$638.3

Goodwill and Indefinite-Lived Intangible Assets

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

Definite-Lived Intangible Assets

Amortizing intangible assets carry a remaining weighted average life of approximately 15 years. Amortization expense was $10.8 million for the first quarter of both fiscal 2027 and 2026. Based on amortizing assets recognized in our Condensed Consolidated Balance Sheet as of August 30, 2026, amortization expense is estimated to average $39.8 million for each of the next five years.

7. DERIVATIVE FINANCIAL INSTRUMENTS

See our Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026, for additional information on our derivative activities.

Derivatives Designated as Cash Flow Hedges

During the first quarter of fiscal 2019, we entered into deal-contingent forward starting interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to help finance the acquisition of Pinnacle Foods, Inc. We settled these contracts during the second quarter of fiscal 2019 and deferred a $47.5 million gain in accumulated other comprehensive income that is being amortized as a reduction of interest expense over the lives of the related debt instruments. The unamortized amount at August 30, 2026 was $22.5 million.

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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen Weeks Ended
	August 30, 2026	August 24, 2025
Net derivative gains (losses) incurred	$0.9	$(0.6)
Less: Net derivative gains allocated to reporting segments	6.1	1.6
Net derivative losses recognized in general corporate expenses	$(5.2)	$(2.2)
Net derivative gains allocated to Grocery & Snacks	$3.6	$1.4
Net derivative gains allocated to Refrigerated & Frozen	3.5	0.8
Net derivative losses allocated to International	(1.1)	(0.7)
Net derivative gains allocated to Foodservice	0.1	0.1
Net derivative gains included in segment operating profit	$6.1	$1.6

The fair values of our derivative positions were not material as of August 30, 2026 and were Level 1 or Level 2 assets or liabilities in the fair value hierarchy (see Note 15 for further information). We have not significantly changed our valuation techniques from prior periods.

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Condensed Consolidated Statements of Earnings were as follows:

	Location in Condensed Consolidated Statements of Earnings of Gains (Losses)	Gains (Losses) Recognized on Derivatives in Condensed Consolidated Statements of Earnings for the Thirteen Weeks Ended
Derivatives Not Designated as Hedging Instruments	Recognized on Derivatives	August 30, 2026	August 24, 2025
Commodity contracts	Cost of goods sold	$0.7	$0.6
Foreign exchange contracts	Cost of goods sold	0.2	(1.2)
Total gains (losses) from derivative instruments not designated as hedging instruments		$0.9	$(0.6)

As of August 30, 2026 and May 31, 2026 our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $145.9 million and $77.6 million, respectively, for purchase contracts. The notional amount of our foreign currency forward contracts as of August 30, 2026 and May 31, 2026 was $92.9 million and $95.2 million, respectively.

8. SHARE-BASED PAYMENTS

For the first quarter of fiscal 2027 and 2026, we recognized total stock-based compensation expense (including restricted stock units and performance shares) of $14.3 million and $19.6 million, respectively. In the first quarter of fiscal 2027, we granted 4.2 million restricted stock units at a weighted average grant date price of $14.70 per share unit and 1.2 million performance shares at a weighted average grant date price of $14.83 per share.

Performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goals for the three-year performance periods ending in fiscal 2027 (the “2027 performance period”), fiscal 2028 (the “2028 performance period”), and fiscal 2029 (the “2029 performance period”) are based on our net sales and diluted earnings per share on a three-year cumulative basis, subject to certain adjustments, measured over the defined performance periods. For each of the 2027, 2028, and 2029 performance periods, the awards actually earned will range from zero to two hundred percent of the relevant target number of performance shares.

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

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen Weeks Ended
	August 30, 2026	August 24, 2025
Net income:	$174.3	$164.5
Weighted average shares outstanding:
Basic weighted average shares outstanding	479.3	478.7
Add: Dilutive effect of restricted stock unit awards and other dilutive securities	0.7	0.9
Diluted weighted average shares outstanding	480.0	479.6

For the first quarter of fiscal 2027 and 2026, there were 0.6 million and 2.0 million, respectively, of stock options and restricted stock units outstanding that were excluded from the computation of diluted weighted average shares because the effect was antidilutive.

10. INVENTORIES

The major classes of inventories were as follows:

	August 30, 2026	May 31, 2026
Raw materials and packaging	$323.8	$296.5
Work in process	278.0	238.9
Finished goods	1,435.0	1,256.3
Supplies and other	117.2	113.7
Total	$2,154.0	$1,905.4

11. INCOME TAXES

In the first quarter of fiscal 2027 and 2026, we recognized income tax expense of $58.6 million and $124.6 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was 25.2% and 43.1% for the first quarter of fiscal 2027 and 2026, respectively.

The effective tax rate in the first quarter of fiscal 2027 reflected $3.8 million of tax expense related to stock-based compensation due to the decline in our stock price.

The effective tax rate in the first quarter of fiscal 2026 was negatively impacted by non-deductible goodwill related to the divestiture of the Chef Boyardee ®, Mrs. Paul’s ®, and Van de Kamp’s ® businesses. This resulted in $62.8 million of tax expense being recognized on a pre-tax gain of $42.4 million. Additionally, $5.5 million of tax expense was recognized related to stock-based compensation due to the decline in our stock price.

12. CONTINGENCIES

Litigation Matters

We are party to a number of matters asserting product liability claims against the Company related to certain Pam® and other cooking spray products. We have denied liability, however, we cannot predict with certainty the results of these actions. To date, the Company has settled all but a few of these matters. Pursuant to these settlements, the Company paid an aggregate of $141.1 million in fiscal 2026 and made an additional $44.3 million payment in the first quarter of fiscal 2027. The Company believes adequate provision has been made in its Condensed Consolidated Financial Statements for all probable and reasonably estimable losses for this litigation based on information available to us at the time of our evaluation.

In the third quarter of fiscal 2026, in a lawsuit related to a consumer’s personal injury allegedly from exposure to diacetyl from Pam® butter flavored cooking spray, a jury entered a verdict against the Company for $25 million, which was reduced, following post-trial motions, to a $22.9 million final judgement in the first quarter of fiscal 2027. The Company has filed an appeal. The Company believes adequate provision has been made in its Condensed Consolidated Financial Statements for all probable and reasonably estimable losses from this lawsuit based on information available to us at the time of our evaluation. Additionally, we have put the applicable insurance carriers on notice and are pursuing available insurance coverage.

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

Our accrual for all litigation matters, including those matters described above, that are probable and estimable, was $20.0 million within Other accrued liabilities as of August 30, 2026 and $47.7 million within Other accrued liabilities as of May 31, 2026.

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

We are a party to certain environmental proceedings relating to businesses divested by Beatrice prior to our acquisition in fiscal 1991, including litigation and administrative proceedings involving Beatrice’s possible status as a potentially responsible party at approximately 35 Superfund, proposed Superfund, or state-equivalent sites (the “Beatrice sites”). The Beatrice sites consist of locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, polychlorinated biphenyls, acids, lead, sulfur, tannery wastes, and/or other contaminants. Reserves for these Beatrice environmental proceedings have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $41.7 million ($3.0 million within Other accrued liabilities and $38.7 million within Other noncurrent liabilities) as of August 30, 2026 and $39.4 million ($3.0 million within Other accrued liabilities and $36.4 million within Other noncurrent liabilities) as of May 31, 2026, a majority of which relates to the Superfund and state-equivalent sites referenced above.

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

Components of pension and postretirement plan costs (benefits) are:

	Pension Plans
	Thirteen Weeks Ended
	August 30, 2026	August 24, 2025
Service cost	$1.4	$1.4
Interest cost	21.0	22.0
Expected return on plan assets	(26.5)	(27.8)
Amortization of prior service cost	0.4	0.4
Pension cost (benefit) — Company plans	(3.7)	(4.0)
Pension cost (benefit) — multi-employer plans	2.0	2.3
Total pension cost (benefit)	$(1.7)	$(1.7)

	Postretirement Plans
	Thirteen Weeks Ended
	August 30, 2026	August 24, 2025
Interest cost	0.5	0.6
Amortization of prior service cost (benefit)	(0.5)	(0.4)
Recognized net actuarial gain	(0.8)	(0.9)
Total postretirement cost (benefit)	$(0.8)	$(0.7)

The Company uses a split discount rate (spot-rate approach) for the U.S. plans and certain foreign plans. The spot-rate approach applies separate discount rates for each projected benefit payment in the calculation of pension service and interest cost.

The weighted-average discount rates for service and interest costs under the spot-rate approach used for pension cost in fiscal 2027 were 5.93% and 5.20%, respectively.

During the first quarter of fiscal 2027, we contributed $1.8 million to our pension plans and contributed $1.3 million and to our postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $8.5 million to our pension plans during the remainder of fiscal 2027. We anticipate making further contributions of approximately $4.8 million to our postretirement plans during the remainder of fiscal 2027. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.

14. STOCKHOLDERS’ EQUITY

The following table presents a reconciliation of our stockholders’ equity accounts for the thirteen weeks ended August 30, 2026:

	Conagra Brands, Inc. Stockholders' Equity
					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Total
	Shares	Stock	Capital	Earnings	Income	Stock	Equity
Balance at May 31, 2026	584.2	$2,921.2	$2,316.1	$4,171.7	$7.4	$(3,058.8)	$6,357.6
Stock option and incentive plans			(54.0)	(0.9)		56.7	1.8
Currency translation adjustments					(0.4)		(0.4)
Repurchase of common shares						(44.0)	(44.0)
Derivative adjustments					0.4		0.4
Pension and postretirement healthcare benefits					(0.8)		(0.8)
Dividends declared on common stock; $0.175 per share				(84.0)			(84.0)
Net income				174.3			174.3
Balance at August 30, 2026	584.2	$2,921.2	$2,262.1	$4,261.1	$6.6	$(3,046.1)	$6,404.9

The following table presents a reconciliation of our stockholders’ equity accounts for the thirteen weeks ended August 24, 2025:

	Conagra Brands, Inc. Stockholders' Equity
					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Total
	Shares	Stock	Capital	Earnings	Income	Stock	Equity
Balance at May 25, 2025	584.2	$2,921.2	$2,347.2	$6,759.1	$16.3	$(3,111.1)	$8,932.7
Stock option and incentive plans			(60.2)			61.1	0.9
Currency translation adjustments					1.1		1.1
Repurchase of common shares						(15.0)	(15.0)
Derivative adjustments					(0.4)		(0.4)
Pension and postretirement healthcare benefits					(0.3)		(0.3)
Dividends declared on common stock; $0.35 per share				(167.7)			(167.7)
Net income				164.5			164.5
Balance at August 24, 2025	584.2	$2,921.2	$2,287.0	$6,755.9	$16.7	$(3,065.0)	$8,915.8

The following table details the accumulated balances for each component of other comprehensive income, net of tax:

	August 30, 2026	May 31, 2026
Currency translation losses, net of reclassification adjustments	$(50.7)	$(50.3)
Derivative adjustments, net of reclassification adjustments	20.2	19.8
Pension and postretirement benefit obligations, net of reclassification adjustments	37.1	37.9
Accumulated other comprehensive income	$6.6	$7.4

The following tables summarize the reclassifications from accumulated other comprehensive income into income:

			Affected Line Item in the Condensed Consolidated Statement of
	Thirteen Weeks Ended		Earnings[1]
	August 30, 2026	August 24, 2025
Net derivative adjustments:
Cash flow hedges	$(0.5)	$(0.7)	Interest expense, net
Cash flow hedges	(0.5)	(0.7)	Equity method investment earnings
	(1.0)	(1.4)	Total before tax
	0.3	0.3	Income tax expense
	$(0.7)	$(1.1)	Net of tax
Pension and postretirement liabilities:
Net actuarial gain	$(0.8)	$(0.9)	Pension and postretirement non-service income
	(0.8)	(0.9)	Total before tax
	0.2	0.2	Income tax expense
	$(0.6)	$(0.7)	Net of tax

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 30, 2026:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$5.4	$3.2	$—	$8.6
Deferred compensation assets	6.4	—	—	6.4
Total assets	$11.8	$3.2	$—	$15.0
Liabilities:
Derivative liabilities	$—	$1.3	$—	$1.3
Deferred compensation liabilities	84.2	—	—	84.2
Total liabilities	$84.2	$1.3	$—	$85.5

The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 31, 2026:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$3.1	$1.6	$—	$4.7
Deferred compensation assets	6.6	—	—	6.6
Available-for-sale debt securities	—	—	2.0	2.0
Total assets	$9.7	$1.6	$2.0	$13.3
Liabilities:
Derivative liabilities	$—	$1.6	$—	$1.6
Deferred compensation liabilities	81.4	—	—	81.4
Total liabilities	$81.4	$1.6	$—	$83.0

Nonrecurring Fair Value Measurements

Certain assets and liabilities, including long-lived assets, goodwill, asset retirement obligations, and equity investments are measured at fair value on a nonrecurring basis using Level 3 inputs.

Long-Term Debt Fair Value

The carrying amount of long-term debt (including current installments) was $7.73 billion and $7.23 billion as of August 30, 2026 and May 31, 2026, respectively. Based on current market rates, the fair value of this debt (Level 2 liabilities) at August 30, 2026 and May 31, 2026 was estimated at $7.48 billion and $7.05 billion, respectively.

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

	Thirteen Weeks Ended August 30, 2026
	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Net sales	$1,051.1	$1,053.8	$218.1	$272.9	$2,595.9
Segment cost of goods sold[1]	737.5	860.0	157.9	221.9	1,977.3
Segment SG&A expenses[2]	108.7	94.2	25.8	20.1	248.8
Segment operating profit	$204.9	$99.6	$34.4	$30.9	$369.8
General corporate expenses[3]					104.2
Other charges, net[4]					(2.8)
Operating profit					$268.4
Pension and postretirement non-service income					5.9
Interest expense, net					91.8
Equity method investment earnings					50.4
Income before income taxes					$232.9

	Thirteen Weeks Ended August 24, 2025
	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Net sales	$1,079.6	$1,076.2	$212.3	$264.5	$2,632.6
Segment cost of goods sold[1]	752.9	866.9	151.4	217.9	1,989.1
Segment SG&A expenses[2]	105.9	94.9	23.2	18.9	242.9
Segment operating profit	$220.8	$114.4	$37.7	$27.7	$400.6
General corporate expenses[3]					92.3
Gain on divestitures					(42.4)
Other charges, net[4]					3.3
Operating profit					$347.4
Pension and postretirement non-service income					6.1
Interest expense, net					93.8
Equity method investment earnings					29.4
Income before income taxes					$289.1

1 Segment cost of goods sold does not include items recorded in the Cost of goods sold line on our Condensed Consolidated Statements of Earnings that are presented in the Other charges, net line of this table.

2 Segment SG&A expenses are regularly provided to the CODM as a percent of net sales. Segment SG&A expenses do not include items recorded in the Selling, general and administrative expenses line of our Condensed Consolidated Statements of Earnings that are presented in the Other charges, net line of this table.

3 General corporate expenses relate to certain costs that are shared across multiple segments but are not directly attributable, which include executive compensation, share-based payment expense, and costs associated with certain corporate functions.

4 Other charges include net charges related to our restructuring plans and legal matter recoveries.

The following table presents further disaggregation of our net sales:

	Thirteen Weeks Ended
	August 30, 2026	August 24, 2025
Frozen	$877.7	$898.5
Staples
Other shelf-stable	552.4	568.5
Refrigerated	176.1	177.7
Snacks	498.7	511.1
International	218.1	212.3
Foodservice	272.9	264.5
Total net sales	$2,595.9	$2,632.6

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

Assets by Segment

The majority of our manufacturing assets are shared across multiple reporting segments. Output from these facilities used by each reporting segment can change over time. Also, working capital balances are not tracked by reporting segment. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets and capital expenditures by segment. Our CODM does not use assets by segment to evaluate performance or allocate resources. Depreciation and amortization are allocated to our reporting segments based on the output of each reporting segment per facility during each reporting period. Total depreciation expense for the first quarter of fiscal 2027 and 2026 was $87.1 million and $84.5 million, respectively.

The following table presents depreciation and amortization by segment:

	Thirteen Weeks Ended
	August 30, 2026	August 24, 2025
Grocery & Snacks	$35.9	$36.1
Refrigerated & Frozen	42.7	40.7
International	3.8	3.5
Foodservice	11.6	11.2
Total Reporting Segments	94.0	91.5
Corporate	3.9	3.8
Total Company	$97.9	$95.3

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

The discussion that follows should be read together with the unaudited Condensed Consolidated Financial Statements and related notes contained in this report and with the financial statements, related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026 and subsequent filings with the SEC. Results for the first quarter of fiscal 2027 are not necessarily indicative of results that may be attained in the future.

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

Trends Impacting Our Business

Our industry continues to be impacted by weak consumer sentiment, inflation, commodity cost fluctuations, supply chain pressures, trade and regulatory uncertainty, and other global macroeconomic challenges. In the first quarter of fiscal 2027, we experienced increased oil prices and higher logistics and fuel costs, which were partially offset by certain commodity price decreases and tariff refunds, our on-going productivity initiatives, and targeted pricing actions.

We expect to have implemented additional targeted price increases to help offset input cost inflation by the end of the first half of fiscal 2027. Throughout fiscal 2027, continued consumer sensitivity to price increases may negatively impact our volumes. We continue to evaluate the evolving macroeconomic environment and take action to mitigate negative impacts on our business, consolidated results of operations, and financial condition. For example, we have increased advertising and promotion investment to drive category and brand awareness.

Fiscal 2027 First Quarter Results

The first quarter of fiscal 2027 compared to fiscal 2026 reflected lower net sales. On an organic basis, which excludes the impact of divestitures and foreign exchange, net sales increases in our Foodservice and International segments were more than offset by decreases in our Grocery & Snacks and Refrigerated & Frozen segments. Gross profit decreased primarily due to lower net sales, input cost inflation, and unfavorable operating leverage, partially offset by productivity.

Segment operating profit decreased in our Grocery & Snacks, Refrigerated & Frozen, and International segments, slightly offset by an increase in our Foodservice segment. Selling, general and administrative (“SG&A”) expenses increased due to items impacting comparability, partially offset by lower incentive compensation expense. Compared to the first quarter of fiscal 2026, we recognized lower interest expense, higher equity method investment earnings, and lower income tax expense. Excluding items impacting comparability, our effective tax rate was slightly lower than the first quarter of fiscal 2026.

Diluted earnings per share were $0.36 and $0.34 in the first quarter of fiscal 2027 and 2026, respectively. The increase in diluted earnings per share reflected higher net income.

See “Items Impacting Comparability” below as several items affected the comparability of year-over-year results.

Items Impacting Comparability

Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and foreign currency exchange rate risks of anticipated transactions is discussed in further detail in Note 7, “Derivative Financial Instruments”, to the Condensed Consolidated Financial Statements contained in this report. We had $5.2 million and $2.2 million of derivative losses in the first quarter of fiscal 2027 and 2026, respectively, which were included in general corporate expenses and reflected as items impacting comparability.

Other items of note impacting comparability for the first quarter of fiscal 2027 included the following:

●	charges totaling $9.7 million ($7.4 million after-tax) in connection with our restructuring activities,
●	net charges of $8.1 million ($6.1 million after-tax) related to legacy legal matters,
●	charges totaling $3.5 million ($3.3 million after-tax) related to executive transitions, and
●	charges totaling $3.0 million ($2.3 million after-tax) related to environmental matters.

Items of note impacting comparability for the first quarter of fiscal 2026 included the following:

●	net gain of $42.4 million ($20.4 million after-tax loss) associated with the divestiture of our Chef Boyardee® and frozen fish businesses and
●	charges totaling $4.4 million ($3.3 million after-tax) in connection with our restructuring plans.

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

Net Sales

	Net Sales
($ in millions)	Thirteen Weeks Ended
Reporting Segment	August 30, 2026	August 24, 2025	% Inc (Dec)
Grocery & Snacks	$1,051.1	$1,079.6	(2.6)%
Refrigerated & Frozen	1,053.8	1,076.2	(2.1)%
International	218.1	212.3	2.7%
Foodservice	272.9	264.5	3.2%
Total	$2,595.9	$2,632.6	(1.4)%

Net sales for the first quarter of fiscal 2027 in our Grocery & Snacks segment included a decrease in organic volume of 5.4% and an increase in price/mix of 3.4%, primarily due to inflation-driven pricing and corresponding elasticity impacts. The first quarter of fiscal 2026 included $7.0 million of net sales related to our Chef Boyardee® business, which was sold in the first quarter of fiscal 2026.

Net sales for the first quarter of fiscal 2027 in our Refrigerated & Frozen segment reflected a decrease in price/mix of 1.5% and a decrease in organic volume of 0.1% when compared to the first quarter of fiscal 2026. The decrease in price/mix was driven by unfavorable product mix. The first quarter of fiscal 2026 included $4.9 million of net sales related to our frozen fish business, which was sold in the first quarter of fiscal 2026.

Net sales for the first quarter of fiscal 2027 in our International segment reflected a 2.4% increase due to favorable foreign exchange rates, a 1.6% increase in organic price/mix, and a 0.7% decrease in organic volume, in each case compared to the first quarter of fiscal 2026. The increase in price/mix and decrease in volume was primarily due to inflation-driven pricing and corresponding elasticity impacts. The favorable foreign exchange rates were primarily due to the strength of the US dollar relative to the Mexican Peso in comparison to the first quarter of fiscal 2026.

Net sales for the first quarter of fiscal 2027 in our Foodservice segment reflected an increase in organic volume of 2.5%, when compared to the first quarter of fiscal 2026, primarily due to timing of customer orders. Organic price/mix increased by 0.8% compared to the first quarter of fiscal 2026.

SG&A Expenses (includes general corporate expenses)

SG&A expenses totaled $350.3 million for the first quarter of fiscal 2027, an increase of $14.7 million, as compared to the first quarter of fiscal 2026. SG&A expenses for the first quarter of fiscal 2027 reflected the following:

Items impacting comparability of earnings

●	net charges of $16.3 million related to legacy legal matters,
●	net charges of $6.8 million in connection with our restructuring activities,

●	charges of $3.5 million related to executive transitions, and
●	charges totaling $3.0 million related to environmental matters.

Other changes in expenses compared to the first quarter of fiscal 2026

●	an increase in advertising and promotion expense of $8.0 million,
●	a decrease in share-based payment expense of $7.3 million,
●	a decrease in short-term incentive expense of $7.1 million,
●	a decrease in salary, wage, and fringe benefit expense of $4.9 million, and
●	a decrease in deferred compensation expense of $4.2 million primarily due to market volatility between periods.

SG&A expenses for the first quarter of fiscal 2026 included the following items impacting comparability of earnings:

●	net charges of $3.7 million in connection with our restructuring plans and
●	net benefit of $2.4 million related to legacy legal matters.

Segment Operating Profit

	Segment Operating Profit [1]
($ in millions)	Thirteen Weeks Ended
Reporting Segment	August 30, 2026	August 24, 2025	% Inc (Dec)
Grocery & Snacks	$204.9	$220.8	(7.2)%
Refrigerated & Frozen	99.6	114.4	(13.0)%
International	34.4	37.7	(8.6)%
Foodservice	30.9	27.7	11.4%

1 Segment operating profit is defined as operating profit excluding the effect of items impacting comparability. See Note 16, “Business Segments and Related Information”, to the Condensed Consolidated Financial Statements contained in this report for further discussion.

Segment operating profit in our Grocery & Snacks segment for the first quarter of fiscal 2027 reflected a decrease in gross profits of $13.1 million compared to the first quarter of fiscal 2026. The decrease in gross profits was driven by lower organic net sales, the negative impacts of input cost inflation, and unfavorable operating leverage, partially offset by productivity. The decrease in operating profit for the first quarter of fiscal 2027 included an increase of $2.1 million in advertising and promotion expenses.

Segment operating profit in our Refrigerated & Frozen segment for the first quarter of fiscal 2027 reflected a decrease in gross profits of $15.5 million compared to the first quarter of fiscal 2026. The decrease was driven by lower organic net sales, the negative impacts of input cost inflation, and unfavorable operating leverage, partially offset by productivity. The decrease in operating profit for the first quarter of fiscal 2027 included an increase of $2.8 million in advertising and promotion expenses.

Segment operating profit in our International segment for the first quarter of fiscal 2027 reflected a decrease in gross profits of $0.7 million when compared to the first quarter of fiscal 2026. The slight decrease was driven by the negative impacts of input cost inflation, partially offset by an increase in organic net sales, and productivity. The decrease in operating profit for the first quarter of fiscal 2027 included an increase of $1.6 million in advertising and promotion expenses and the impact of unfavorable foreign exchange rates.

Segment operating profit in our Foodservice segment for the first quarter of fiscal 2027 reflected an increase in gross profits of $4.4 million when compared to the first quarter of fiscal 2026. The increase in gross profit was driven by the increase in organic net sales and productivity, partially offset by the negative impacts of input cost inflation.

Pension and Postretirement Non-service Income

In the first quarter of fiscal 2027 and 2026, pension and postretirement non-service income was $5.9 million and $6.1 million, respectively.

Interest Expense, Net

Net interest expense was $91.8 million and $93.8 million for the first quarter of fiscal 2027 and 2026, respectively. The decrease was driven by an overall reduction of our debt balances. See Note 4, “Debt and Revolving Credit Facility”, to the Condensed Consolidated Financial Statements contained in this report for further discussion.

Equity Method Investment Earnings

Equity method investment earnings were $50.4 million and $29.4 million for the first quarter of fiscal 2027 and 2026, respectively. Ardent Mills earnings for the first quarter of fiscal 2027 reflected favorable market conditions and the joint venture’s effective management through the recent volatility in the wheat markets.

Income Taxes

In the first quarter of fiscal 2027 and 2026, we recognized income tax expense of $58.6 million and $124.6 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income, inclusive of equity method investment earnings) was approximately 25.2% and 43.1% for the first quarter of fiscal 2027 and 2026, respectively. See Note 11, “Income Taxes”, to the Condensed Consolidated Financial Statements contained in this report for a discussion on the change in effective tax rates.

Earnings Per Share

Diluted earnings per share in the first quarter of fiscal 2027 and 2026 were $0.36 and $0.34, respectively. The increase in the first quarter of fiscal 2027 reflected higher net income. See “Items Impacting Comparability” above as several items affected the comparability of year-over-year results of operations.

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

Borrowing Facilities and Long-Term Debt

At August 30, 2026, we had a revolving credit facility (the “Revolving Credit Facility”) with a syndicate of financial institutions providing for a maximum aggregate principal amount outstanding at any one time of $2.0 billion (subject to increase to a maximum aggregate principal amount of $2.5 billion with the consent of the lenders). The Revolving Credit Facility terminated and replaced our prior revolving credit facility in the first quarter of fiscal 2026. The Revolving Credit Facility matures on June 27, 2030 and is unsecured. The Company may request the term of the Revolving Credit Facility be extended for additional one-year or two-year periods from the then-applicable maturity date on an annual basis. We have historically used a credit facility principally as a back-up for our commercial paper program. As of August 30, 2026, there were no outstanding borrowings under the Revolving Credit Facility.

As of August 30, 2026 and May 31, 2026, we had no outstanding borrowings under our commercial paper program. The highest level of borrowings outstanding during the first quarter of fiscal 2027 was $306.0 million.

During the first quarter of fiscal 2027, we issued $500.0 million aggregate principal amount of 5.40% senior unsecured notes due August 1, 2031. Pending the application of the net proceeds toward the repayment of the outstanding senior unsecured notes maturing in October 2026, the net proceeds were used to reduce borrowings under our commercial paper program and invest in U.S. government securities, term deposits, money market mutual funds, marketable securities, short-term interest-bearing accounts or similar investments.

For additional information on our debt transactions, refer to Note 4, “Debt and Revolving Credit Facility”, to the Condensed Consolidated Financial Statements contained in this report and Note 4, “Long-Term Debt”, and Note 5, “Credit Facilities and Borrowings”, to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2026. The weighted average coupon interest rate of long-term debt obligations outstanding as of August 30, 2026 was approximately 5.0%.

We expect to maintain or have access to sufficient liquidity to retire or refinance long-term debt at maturity or otherwise, from operating cash flows, our commercial paper program, access to the capital markets, and our Revolving Credit Facility. We continuously evaluate opportunities to refinance our debt; however, any refinancing is subject to market conditions and other factors, including financing options that may be available to us from time to time, and there can be no assurance that we will be able to successfully refinance any debt on commercially acceptable terms at all. We have $500.0 million aggregate principal amount of 5.3% senior unsecured notes and $262.5 million aggregate principal amount of 7.125% senior unsecured notes maturing in October 2026 that we expect to pay using commercial paper and cash on hand.

As of the end of the first quarter of fiscal 2027, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the Revolving Credit Facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult, or impossible.

Our most restrictive debt agreement (the Revolving Credit Facility) generally requires our ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest expense not be less than 3.0 to 1.0 and our ratio of funded net debt to EBITDA not to exceed 4.5 to 1.0. Each ratio is to be calculated on a rolling four-quarter basis. As of August 30, 2026, we were in compliance with these financial covenants.

Equity and Dividends

We repurchase shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board. Under our current share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. During the first quarter of fiscal 2027, we repurchased 2.7 million shares of our common stock under this authorization for an aggregate of $44.0 million. The Company’s total remaining share repurchase authorization as of August 30, 2026 was $793.6 million.

On September 2, 2026, the Company paid a quarterly cash dividend on shares of its common stock of $0.175 per share to stockholders of record as of close of business on July 30, 2026. On September 24, 2026, we announced that our Board had authorized a quarterly dividend of $0.175 per share to be paid on December 3, 2026 to stockholders of record as of the close of business on November 5, 2026.

Contractual Obligations

As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. These obligations impact our liquidity and capital resource needs. In addition to principal and interest payments on our outstanding long-term debt and notes payable balances, discussed above, our contractual obligations primarily consist of lease payments, income taxes, pension and postretirement benefits, and unconditional purchase obligations. There were no material changes to our contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2026.

Capital Expenditures

We continue to make investments in our business and operating facilities. Our estimate of capital expenditures for fiscal 2027 is approximately $550 million.

Cash Flows

During the first quarter of fiscal 2027, we generated $153.6 million of cash, which was the net result of $4.2 million used in operating activities, $109.7 million used in investing activities, $267.3 million generated from financing activities, and an increase of $0.2 million due to the effects of changes in foreign currency exchange rates.

Cash used in operating activities totaled $4.2 million in the first quarter of fiscal 2027 compared to cash generated from operating activities of $120.6 million in the first quarter of fiscal 2026. The decrease in operating cash flows for the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026 was primarily driven by higher litigation payments, net of recoveries, primarily related to cooking spray matters, and lower operating profits.

Cash used in investing activities totaled $109.7 million in the first quarter of fiscal 2027 compared to cash generated from investing activities of $502.0 million in the first quarter of fiscal 2026. Investing activities in the first quarter of fiscal 2027 consisted primarily of capital expenditures totaling $123.7 million. Investing activities in the first quarter of fiscal 2026 consisted primarily of proceeds totaling $643.6 million from the sale of our Chef Boyardee® and frozen fish businesses, which were partially offset by capital expenditures totaling $146.8 million.

Cash generated from financing activities totaled $267.3 million and $7.2 million in the first quarter of fiscal 2027 and 2026, respectively. Financing activities in the first quarter of fiscal 2027 principally reflected the issuance of long-term debt totaling $500.0 million, cash dividends paid of $167.5 million, and common stock repurchases of $44.0 million. Financing activities in the first quarter of fiscal 2026 principally reflected the issuance of long-term debt totaling $1.0 billion, net short-term borrowing repayments of $763.2 million, cash dividends paid of $167.1 million, and common stock repurchases of $15.0 million.

Cash Held by International Subsidiaries

The Company had cash and cash equivalents of $371.6 million at August 30, 2026 and $218.0 million at May 31, 2026, of which $66.2 million at August 30, 2026 and $73.7 million at May 31, 2026 was held in foreign countries. A deferred tax liability is provided for certain undistributed foreign earnings that are not considered to be indefinitely reinvested or cannot be remitted in a tax-neutral transaction. Other undistributed foreign earnings are invested indefinitely and therefore we have not provided deferred taxes on those earnings.

CRITICAL ACCOUNTING ESTIMATES

For further discussion of our critical accounting estimates, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended May 31, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks affecting us are exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.

Other than the changes noted below, there have been no material changes in our market risk during the thirteen weeks ended August 30, 2026. For additional information, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2026.

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

The carrying amount of long-term debt (including current installments) was $7.73 billion as of August 30, 2026. Based on current market rates, the fair value of this debt at August 30, 2026 was estimated at $7.48 billion. As of August 30, 2026, a 1% increase in the interest rates would decrease the fair value of our fixed rate debt by approximately $318.0 million, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $353.8 million.

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

Effect of Hypothetical 10% Fluctuation

The potential gain or loss on the fair value of our outstanding commodity and foreign exchange contracts, assuming a hypothetical 10% fluctuation in commodity prices and foreign currency exchange rates, would have been (in millions):

	Fair Value Impact
In Millions	August 30, 2026	August 24, 2025
Energy commodities	$3.6	$4.1
Agriculture commodities	11.0	7.5
Foreign exchange	9.2	10.1

It should be noted that any change in the fair value of our derivative contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items. In relation to foreign currency contracts, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of August 30, 2026. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated any change in the Company’s internal control over financial reporting that occurred during the quarter ended August 30, 2026 and determined that there was no change in our internal control over financial reporting for the quarter ended August 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For additional information on legal proceedings, please refer to Note 16, “Contingencies”, to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026 and Note 12, “Contingencies”, to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

A discussion of our risk factors can be found in Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026 and in our other filings with the SEC. During the first quarter of fiscal 2027, there were no material changes to our previously disclosed risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the total number of shares of common stock purchased during the first quarter of fiscal 2027, the average price paid per share, the total number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program [1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program [1]
June 1, 2026 through June 28, 2026	—	$—	—	$837,578,000
June 29, 2026 through July 26, 2026	—	$—	—	$837,578,000
July 27, 2026 through August 30, 2026	2,662,660	$16.52	2,662,660	$793,578,000
Total Fiscal 2027 First Quarter Activity	2,662,660	$16.52	2,662,660	$793,578,000

1 The Board approved a share repurchase program authorizing the Company to purchase shares of its common stock in December 2003, which share repurchase authorization has been subsequently increased from time to time. On June 27, 2018, we announced that the Board increased the amount of the share repurchase authorization by $1.0 billion. As of August 30, 2026, approximately $793.6 million of our common stock remained available for purchase under this authorization, which has no expiration. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions.

ITEM 5. OTHER INFORMATION

Trading Arrangements

None of the Company's directors or “officers” (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended August 30, 2026.

ITEM 6. EXHIBITS

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934, as amended, by Conagra Brands, Inc. (file number 001-07275), unless otherwise noted.

EXHIBIT	DESCRIPTION

3.1	Restated Certificate of Incorporation of Conagra Brands, Inc., incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 23, 2024

3.2	Amended and Restated Bylaws of Conagra Brands, Inc., incorporated by reference to Exhibit 3.1 of Conagra Brands' Current Report on Form 8-K filed with the SEC on May 7, 2026
4.1

Fourth Supplemental Indenture, dated July 28, 2026, by and between the Company and U.S. Bank Trust Company, National Association, as successor Trustee (including the Form of Notes), incorporated by reference to Exhibit 4.2 of Conagra Brands’ Current Report on Form 8-K filed with the SEC on July 28, 2026

10.1 10.2	Form of Restricted Stock Units Agreement for CEO under the Conagra Brands, Inc. 2023 Stock Plan Form of Performance Share Agreement for CEO under the Conagra Brands, Inc. 2023 Stock Plan

10.3	Form of Restricted Stock Units Agreement for employees under the Conagra Brands, Inc. 2023 Stock Plan

10.4	Form of Performance Share Agreement for employees under the Conagra Brands, Inc. 2023 Stock Plan

10.5	Form of Change of Control Agreement between Conagra Brands, Inc. and executives

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32	Section 906 Certificates

101

The following materials from Conagra Brands' Quarterly Report on Form 10-Q for the quarter ended August 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Unaudited Condensed Consolidated Financial Statements, and (vi) document and entity information.

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

Dated this 30th day of September, 2026.